Form 10-Q
period 1996-03-31
SAUL CENTERS INC
filed 1996-05-15
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----     EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                               -------------------------------------------------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----     EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------


                        Commission file number:  1-12254
                                                 -------

                          SAUL CENTERS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

              Maryland                                   52-1833074
- - --------------------------------------------------------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

     8401 Connecticut Avenue
     Chevy Chase, Maryland                                 20815
- - --------------------------------------------------------------------------------
(Address of Principal Executive Office)                  (Zip Code)

                                 (301) 986-6000
- - --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES   X     NO
                                              -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 11,994,130 shares of common stock, $0.01 par value, outstanding as of May 13, 1996.

                               SAUL CENTERS, INC.


PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                        ----
Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

     (a)  Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1995.                                           3

     (b)  Consolidated Statements of Operations for the
          three months ended March 31, 1996 and 1995.                      4

     (c)  Consolidated Statements of Stockholders' Equity
          as of March 31, 1996.                                            5

     (d)  Consolidated Statements of Cash Flows for the
          three months ended March 31, 1996 and 1995                       6

     (e)  Notes to Consolidated Financial Statements                       7


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     (a)  Financial Condition                                              17

     (b)  Liquidity and Capital Resources                                  19

     (c)  Results of Operations

          Three Months Ended March 31, 1996 compared to
          Three Months Ended March 31, 1995                                20

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              22

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 22

                               SAUL CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   MARCH 31,        DECEMBER 31,
(IN THOUSANDS)                                       1996              1995
                                                   ----------       ------------
ASSETS

  Real estate investments
    Land                                         $     64,682       $    64,258
    Buildings and equipment                           258,519           257,404
                                                 -------------      ------------
                                                      323,201           321,662
    Accumulated depreciation                          (94,626)          (92,237)
                                                 -------------      ------------
                                                      228,575           229,425
  Construction in progress                              8,263             6,986
  Cash                                                    987               674
  Accounts receivable and accrued income,
    net                                                 9,068             9,522
  Prepaid expenses                                      4,168             4,629
  Deferred debt expense, net                           14,705            15,423
  Other assets                                          2,578             2,748
                                                 -------------      ------------
TOTAL ASSETS                                     $    268,344       $   269,407
                                                 =============      ============


LIABILITIES

  Notes payable                                  $    274,329       $   273,083
  Accounts payable, accrued expenses and
    other liabilities                                  11,907            11,982
  Deferred income                                       1,072             1,077
                                                 -------------      ------------
TOTAL LIABILITIES                                     287,308           286,142
                                                 -------------      ------------

MINORITY INTERESTS                                         --                --
                                                 -------------      ------------

STOCKHOLDERS' EQUITY  (DEFICIT)

  Common stock, $0.01 par value, 30,000,000
   shares authorized, 11,935,150 and
   11,879,100 shares issued and outstanding,
   respectively                                           119               119
  Additional paid-in capital                           12,982            12,243
  Accumulated deficit                                 (32,065)          (29,097)
                                                 -------------      ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (18,964)          (16,735)
                                                 -------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    268,344       $   269,407
                                                 =============      ============


        The accompanying notes are an integral part of these statements.

                               SAUL CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE             FOR THE
                                                                    THREE               THREE
                                                                    MONTHS             MONTHS
                                                                     ENDED              ENDED
                                                                   MARCH 31,           MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             1996                1995
                                                                --------------      --------------
REVENUE
    Base rent                                                   $      12,260       $      11,739
    Expense recoveries                                                  2,293               2,212
    Percentage rent                                                       716                 601
    Other                                                                 364                 629
                                                                --------------      --------------
TOTAL REVENUE                                                          15,633              15,181
                                                                --------------      --------------

EXPENSES
    Operating expenses                                                  2,217               2,045
    Provision for credit losses                                            55                 104
    Real estate taxes                                                   1,370               1,400
    Interest expense                                                    4,426               4,297
    Amortization of deferred debt expense                                 732                 537
    Depreciation and amortization                                       2,680               2,412
    General and administrative                                            754                 742
                                                                 -------------      --------------
TOTAL EXPENSES                                                         12,234              11,537
                                                                 -------------      --------------


NET INCOME BEFORE MINORITY INTERESTS                                    3,399               3,644
                                                                 -------------      --------------

MINORITY INTERESTS
    Minority share of income                                             (918)               (984)
    Distributions in excess of earnings                                  (795)               (729)
                                                                 -------------      --------------
TOTAL MINORITY INTERESTS                                               (1,713)             (1,713)
                                                                 -------------      --------------


NET INCOME                                                       $      1,686        $      1,931
                                                                 =============       =============

NET INCOME PER SHARE

Net income per share before minority interests                   $       0.21        $       0.22
                                                                 =============       =============

Net income per share                                             $       0.14        $       0.16
                                                                 =============       =============


        The accompanying notes are an integral part of these statements.

                               SAUL CENTERS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                     ADDITIONAL
                                                                      COMMON          PAID-IN       ACCUMULATED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              STOCK           CAPITAL         DEFICIT          TOTAL
                                                                   -------------   -------------   -------------   -------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1994                                     $        119    $     12,243    $    (16,926)   $     (4,564)

      Net income                                                            --              --            6,361           6,361
      Distributions ($1.17 per share)                                       --              --          (13,899)        (13,899)
      Distributions payable ($.39 per share)                                --              --           (4,633)         (4,633)
                                                                   -------------   -------------   -------------   -------------

    Balance, December 31, 1995                                              119          12,243         (29,097)        (16,735)

      Issuance of 56,050 shares of common
        stock through dividend reinvestment plan                            --              739             --              739
      Net income                                                            --              --            1,686           1,686
      Distributions payable ($.39 per share)                                --              --           (4,654)         (4,654)
                                                                   -------------   -------------   -------------   -------------

    Balance, March 31, 1996                                        $        119   $      12,982    $    (32,065)   $    (18,964)
                                                                   =============   =============   =============   =============



        The accompanying notes are an integral part of these statements.

                               SAUL CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     FOR THE          FOR THE
                                                      THREE            THREE
                                                      MONTHS           MONTHS
                                                      ENDED            ENDED
                                                     MARCH 31,        MARCH 31,
(IN THOUSANDS)                                         1996             1995
- - --------------                                      ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   1,686         $   1,931
                                                    ----------        ----------
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Minority interests                                1,713             1,713
      Depreciation and amortization                     3,412             2,949
      Provision for credit losses                          55               104
      Decrease in accounts receivable                     399             1,037
      Decrease in prepaid expenses                        170               151
      Decrease (increase) in other assets                 170              (304)
      Increase (decrease) in accounts payable
        and other liabilities                             (75)            2,405
      Increase (decrease) in deferred income               (5)             (602)
                                                    ----------        ----------
            Total adjustments                           5,839             7,453
                                                    ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               7,525             9,384
                                                    ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate investments                 (1,539)           (1,231)
  Additions to construction in progress                (1,277)           (4,187)
                                                    ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES                  (2,816)           (5,418)
                                                    ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                           6,402             5,900
  Repayments on notes payable                          (5,156)             (987)
  Additions to deferred debt expense                      (14)           (2,252)
  Proceeds from the reinvestment of dividends
    in shares of common stock                             739               --
  Distributions to common stockholders and
    holders of convertible limited partnership
    units in the Operating Partnership                 (6,367)           (6,346)
                                                    ----------        ----------
NET CASH USED IN FINANCING ACTIVITIES                  (4,396)           (3,685)
                                                    ----------        ----------

Net increase in cash                                      313               281
Cash, beginning of period                                 674             1,027
                                                    ----------        ----------
Cash, end of period                                 $     987         $   1,308
                                                    ==========        ==========

        The accompanying notes are an integral part of these statements.

                               SAUL CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION, FORMATION, STRUCTURE AND BASIS OF PRESENTATION

ORGANIZATION

     Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. The authorized capital stock of Saul Centers consists of 30,000,000 shares of common stock, having a par value of $0.01 per share, and 1,000,000 shares of preferred stock. Each holder of common stock is entitled to one vote for each share held. In conjunction with the organization of Saul Centers, 50 shares of common stock were issued to The Saul Organization (as defined below). Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner are referred to collectively as the "Company".

FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. These properties and related management functions collectively represent the "Saul Centers Portfolio Properties." Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which the Company developed into a neighborhood shopping center. Therefore, as of March 31, 1996, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers"), and three predominantly office properties (the "Commercial Properties"). Saul Centers completed its initial stock offerings on August 26, 1993, with the sale of 11,400,000 shares of common stock at $20 per share in an initial public offering and 479,050 shares of common stock at $20 per share in a private offering to The Saul Organization (collectively, the "Offerings"). Subsequent to the Offerings, there were 11,879,100 shares of common stock and no shares of preferred stock outstanding. Net proceeds of the Offerings (after expenses of approximately $18.2 million), and net proceeds of new bank borrowings were primarily used to curtail existing indebtedness related to the Saul Centers Portfolio Properties. After consummation of the Offerings, Saul Centers owned a 73.0 percent general partnership interest in the Operating Partnership and a 1.0 percent general partnership interest in each of the two Subsidiary Partnerships, which were formed for tax planning purposes and to facilitate future financing by the Company. Saul Centers made an election to be treated as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT").

                                SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


1.   ORGANIZATION, FORMATION, STRUCTURE AND BASIS OF PRESENTATION
(CONTINUED)

     In July 1994, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership, one of the Subsidiary Partnerships, and SC Finance Corporation was established for the purpose of issuing $128 million of collateralized floating rate mortgage notes (the "Mortgage Notes"). In connection with these transactions, the Operating Partnership transferred ten Shopping Centers previously owned by it to Saul Subsidiary I Limited Partnership as an additional capital contribution and Saul Subsidiary II Limited Partnership transferred one Shopping Center previously owned by it to Saul Subsidiary I Limited Partnership as an initial capital contribution in return for a limited partnership interest in Saul Subsidiary I Limited Partnership. As a consequence of these transfers, Saul Subsidiary I Limited Partnership currently owns a total of 17 Shopping Centers (the "Mortgaged Properties"). The Mortgaged Properties, which continue to be managed by the Operating Partnership, secure the mortgage purchased with proceeds of issuance of the Mortgage Notes.

     As a consequence of the transactions constituting the formation of the Company and the later transactions described above undertaken in connection with the Mortgage Note financing, Saul Centers serves as the sole general partner of Saul Subsidiary II Limited Partnership, one of the Subsidiary Partnerships, and Saul QRS, Inc., its wholly owned subsidiary, serves as the sole general partner of Saul Subsidiary I Limited Partnership, in each case holding a 1 percent general partnership interest. The remaining 99 percent interest in Saul Subsidiary II Limited Partnership is held by the Operating Partnership as the sole limited partner. The remaining 99 percent interest in Saul Subsidiary I Limited Partnership is held in the form of 96.53 percent and 2.47 percent limited partnership interests by the Operating Partnership and Saul Subsidiary II Limited Partnership, respectively. Through this structure, the Company owns 100 percent of the Current Portfolio Properties.

BASIS OF PRESENTATION

     In the opinion of management, the consolidated financial statements reflect all adjustments necessary for fair presentation of the financial position and results of operations of Saul Centers. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers for the year ended December 31, 1995, which are included in its

                                SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


1.   ORGANIZATION, FORMATION, STRUCTURE AND BASIS OF PRESENTATION
(CONTINUED)

Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and, to a limited extent, other commercial properties, primarily in the Mid-Atlantic region.

     A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of April 1996, no single Shopping Center accounted for more than 11.5 percent of the total Shopping Center GLA. Only one Shopping Center tenant, Giant Food, accounted for more than 2.0 percent of the Company's total revenues for the year ending December 31, 1995 and only three Shopping Center tenants, Giant Food, Best Buy, and Chevy Chase Bank, F.S.B., individually accounted for more than 1.5 percent of total revenues for 1995.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

REAL ESTATE INVESTMENT PROPERTIES

     Real estate investment properties are stated at the lower of depreciated cost or net realizable value based on management's intent to hold such properties on a long-term basis.

                                SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Interest expense capitalized during the three months ended March 31, 1996 and 1995, was $171,000 and $18,000, respectively.

     In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives of 33 to 50 years for buildings and up to 20 years for certain other improvements. Leasehold improvements are amortized over the lives of the related leases using the straight-line method.

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable include $2,202,000 at March 31, 1996, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $179,000 at March 31, 1996.

DEFERRED DEBT EXPENSE

     Deferred debt expense consists of financing fees and costs incurred to obtain long-term financing and interest rate protection agreements. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt expense in the accompanying financial statements is shown net of accumulated amortization of $1,622,000 at March 31, 1996.

REVENUE RECOGNITION

     Rental and interest income are accrued as earned, except, when doubt exists as to

                                SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

collectibility, accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period in which the expenses are accrued. Generally, additional rental income based on a tenant's gross revenue ("percentage rent") is accrued on the basis of the tenant's prior year's percentage rent, adjusted to give effect to current sales data.

INCOME TAXES

     Saul Centers made an election to be treated, and intends to continue operating so as to qualify, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes to stockholders at least 95 percent of its REIT taxable income and complies with certain other requirements. Saul Centers continues to qualify as a REIT and, therefore, no provision has been made for federal income taxes in the accompanying financial statements.

STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash includes balances on hand and demand deposits with financial institutions.

PER SHARE DATA

     Per share data for net income before minority interests is presented on a fully converted basis and is computed using weighted average shares of 16,309,628 and 16,272,263, for the quarters ended March 31, 1996 and 1995, respectively. Per share data relating to net income after minority interests is computed on the basis of 11,916,465 and 11,879,100 weighted average common shares outstanding during the quarters ended March 31, 1996 and 1995, respectively.

                                SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization had a 26.9 percent limited partnership interest, represented by 4,393,163 Convertible Limited Partnership Units, in the Operating Partnership as of March 31, 1996. Under the terms of the Operating Partnership Agreement, The Saul Organization received rights which enable it to convert its Convertible Limited Partnership Units into shares of Saul Centers' common stock on a one-for-one basis at the end of the 36-month period commencing after the completion of the Offerings, provided that it may not exercise the rights at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9 percent of the outstanding equity securities of Saul Centers.
The Saul Organization's 26.9 percent limited partnership interest in the Operating Partnership is presented as minority interests in the accompanying financial statements.

DIRECTORS DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. Before the beginning of any calendar year, a director may elect to defer all or part of his or her director's fees to be earned in that year and the following years. A director has the option to have deferred director's fees paid in cash or in shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares distributed to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. Shares authorized and registered for use under the plan total 70,000. As of March 31, 1996, 18,721 shares had been credited to the director's deferred fee accounts.

3.   CONSTRUCTION IN PROGRESS

     Construction in progress includes the costs of redeveloping Seven Corners center and developing the Caldor store at Great Eastern. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs such as interest, real estate taxes and insurance. Construction in progress balances as of March 31, 1996 are as follows:

                                SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.   CONSTRUCTION IN PROGRESS (CONTINUED)

                                                  (IN THOUSANDS)
                                                   ------------
          Great Eastern                                $6,742
          Seven Corners                                 1,521
                                                       ------
                                                       $8,263
                                                       ======

     Construction of the Caldor store at Great Eastern has been completed and the facility became operational in April, 1996.

 4.  NOTES  PAYABLE

     In conjunction with the Offerings, the Company assumed and refinanced with the existing lenders $74.8 million of mortgage notes payable. The remaining mortgage and other notes payable assumed by the Company (including accrued interest and prepayment penalties) were repaid with the net proceeds of the Offerings and $117.8 million of new bank borrowings. Notes payable totaled $274.3 million at March 31, 1996, of which $263.0 million is floating rate debt and $249.8 million of which was capped by interest rate protection agreements (see "Notes Payable - Interest Rate Protection Agreements").

     On August 1, 1994, SC Finance Corporation, a wholly owned subsidiary of Saul Centers, issued $128 million of Fitch Investors Services, Inc. rated seven-year Mortgage Notes, consisting of $91 million of Class A Collateralized Floating Rate Commercial Mortgage Notes, rated "AA", bearing interest at a rate equal to 0.65 percent above LIBOR, $13 million of Class B Collateralized Floating Rate Commercial Mortgage Notes, rated "A", bearing interest at a rate equal to 1.05 percent above LIBOR and $24 million of Class C Collateralized Floating Rate Commercial Mortgage Notes, rated "BBB", bearing interest at a
rate equal to 1.55 percent above LIBOR.   Proceeds from the issuance of these
Mortgage Notes were used to prepay debt of approximately $118 million, which was scheduled to mature primarily in 1996 and 1997.

     As of March 31, 1996, the Company had a $100.1 million secured revolving credit facility with outstanding borrowings of $83.6 million. The line requires monthly interest payments of LIBOR plus 1.875 percent. At March 31, 1996, $16.5 million was available for borrowing on the line.

                                SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.   NOTES  PAYABLE (CONTINUED)

     As of March 31, 1996, the scheduled maturities of all debt for years ending December 31, are as follows:



                             DEBT MATURITY SCHEDULE
                             ----------------------
                                 (IN THOUSANDS)
                                 --------------
     April to December 31, 1996...................     $    956
     1997.........................................        1,592
     1998.........................................       85,410
     1999.........................................       37,917
     2000.........................................       11,098
     2001.........................................      128,436
     Thereafter...................................        8,920
                                                       --------
     Total                                             $274,329
                                                       ========

INTEREST RATE PROTECTION AGREEMENTS

     Simultaneously with the completion of the Offerings, the Company (i) entered into interest rate protection agreements (interest rate caps) to limit the Company's exposure to increases in interest rates on $199.8 million of its floating rate debt above a LIBOR strike price of 4.25 percent for a period of one year ending in August 1994 and (ii) entered into additional interest rate protection agreements for $199.8 million with a LIBOR strike price of 5.25 percent for the ensuing four years ending in August 1998. When adding the Company's current weighted average interest rate "spread" of approximately 1.45 percent over LIBOR at March 31, 1996 to the 5.25 percent strike price, the result is a maximum interest rate of approximately 6.70 percent for $199.8 million of the Company's debt. The costs of these interest rate protection agreements were paid at the time of the Offerings and the expense is being amortized over the terms of the respective agreements.

     In conjunction with the August 1994 issue of the Mortgage Notes, the Company purchased $128 million of interest rate protection with a LIBOR strike price of 7.50 percent for a three-year term following the August 1998 expiration of the 5.25 percent interest rate protection agreement. The cost of this interest rate protection agreement was paid at the time of the issue of the Mortgage Notes and the expense will be amortized over the final three-year term of the Notes.

                                SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.   NOTES PAYABLE (CONTINUED)

     In March of 1995, the Company purchased $50 million of interest rate protection with a LIBOR strike price of 7.5 percent for a four-year term expiring March 1999. When adding the Company's current weighted average interest rate "spread" of approximately 1.45 percent over LIBOR at March 31, 1996 to the 7.5 percent strike price, the result is a maximum interest rate of approximately 8.95 percent for $50 million of the Company's March 31, 1996 floating rate debt. Additionally the Company purchased $71.8 million of interest rate protection with a LIBOR strike price of 7.5 percent for a two-year term following the August 1998 expiration of the 5.25 percent interest rate protection agreement. The cost of these interest rate protection agreements was paid at the March 20, 1995 purchase date and will be amortized on a straight-line basis over the respective term of the agreements.

     As a result of the purchased interest rate protection agreements, $249.8 million of the Company's current floating rate debt is capped, at LIBOR prices of 5.25 percent ($199.8 million), and 7.5 percent ($50.0 million), respectively. Approximately $13.2 million of the Company's March 31, 1996 floating rate debt was not capped.

     The Company is exposed to interest rate risk and to risk of credit loss to the extent the counter party to the interest rate protection agreement is unable to perform. The interest rate risk refers to the Company's continuing obligation related to the stated interest rates in the existing debt agreements. Risk of credit loss is limited to the cost of replacing the interest rate protection agreements at current rates and not the notional principal amount, which is the amount upon which interest rates are applied to determine payment streams under the agreements. The Company does not anticipate non-performance by the counter parties of which there are three separate institutions. Income earned by the operation of the interest rate protection agreements for the quarters ended March 31, 1996 and 1995 was $192,000 and $380,000, respectively, and was reported as an offset to interest expense.

5.   SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

     In September 1994, the Emerging Issues Task Force (EITF) reached a consensus regarding the calculation and presentation of minority interests in the financial statements of certain real estate investment trusts. The Company had followed an accepted industry practice presenting minority interests (calculated as the excess of liabilities over assets contributed, at the predecessor's historical cost basis, together with the predecessor's subsequent share of income and distributions) as a component of shareholders' equity. The EITF concluded that the minority interests should be calculated based on the predecessor's percentage interest in the equity of the Operating Partnership and presented outside of shareholders' equity.

                                SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.   SHAREHOLDERS' EQUITY AND MINORITY INTERESTS (CONTINUED)

     The financial statements for the three months ended March 31, 1996 and 1995 reflect the EITF consensus and include a charge to net income of $1,713,000 for each period, consisting of $918,000 and $984,000 related to the predecessor's share of the net income for the respective 1996 and 1995 quarters and $795,000 and $729,000 related to distributions to minority interests in excess of allocated net income for the respective 1996 and 1995 periods.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers" and, together with its wholly owned subsidiaries and the limited partnerships of which it or one if its wholly owned subsidiaries is the sole general partner, the "Company") as of March 31, 1996 and for the three month period ending March 31, 1996.

FINANCIAL CONDITION

     As of March 31, 1996, the Current Portfolio Properties consisted of 30 community and neighborhood shopping center properties (the "Shopping Centers"), and three predominantly office properties (the "Commercial Properties"), located in seven states and the District of Columbia. The Commercial Properties consist of one office property and one office/retail property, both located in the District of Columbia, and one research park located in a Maryland suburb of Washington, D.C. See attached Exhibit (Schedule of Portfolio Properties) for a listing of all properties owned as of March 31, 1996.

     At March 31, 1996 and 1995, tenants leased 91 percent of the Company's leasable area, exclusive of the Seven Corners center which is undergoing a significant redevelopment (see discussion below). The Company's total percentage leased as of March 31, 1996 and 1995 was 88 percent and 91 percent, respectively, including Seven Corners.

     The Company has been selectively involved in development and acquisition activities. The Company continues to evaluate land parcels for retail development and to evaluate potential acquisitions of operating retail properties in order to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment and renovation opportunities within the portfolio, as demonstrated by its recent activities at Great Eastern, Seven Corners, and Leesburg Pike.

     Great Eastern, a neighborhood shopping center currently anchored by Giant Food, has more than doubled in size to over 250,000 square feet with the addition of a 113,000 square foot Caldor store and approximately 22,500 square feet of retail shop space. The construction and development of the Caldor store was completed in late 1995, and a facade renovation of the entire shopping center was also substantially completed at that time. The Caldor store opened and the tenant began paying rent on April 18, 1996.

     The renovation and repositioning of Seven Corners, the Company's largest shopping center, from an enclosed mall to a large community retail center has been completed. The facade of the second half of the redeveloped center was completed in September 1995. A 35,000 square foot Barnes & Noble book superstore opened in early October 1995, and a 50,000 square foot Bob's Store opened in March 1996. These new tenants accompany the 26,000 square foot Ross Dress for Less, the 50,000 square foot Best Buy and the renovated and reopened 23,000 square foot Woolworth's store. These five anchor tenants comprise nearly 34 percent of the current leasable space in the shopping center. Construction was completed in June 1995 of a 16,000 square foot expansion of an outparcel building. This space is fully leased to service oriented tenants, some of which relocated from the former enclosed mall. Construction began in February 1996 on two free-standing restaurant pads, Pizzeria Uno and Wendy's, totaling 10,000 square feet. These tenants are projected to open for business in early summer of 1996.

     Also at Seven Corners, in February 1996, the Company entered into a lease agreement with Shoppers Food Warehouse to locate their latest prototype 65,000 square foot Shoppers Club grocery store in a portion of the former Woodward & Lothrop store. The area leased by Shoppers Club consists of 31,000 square feet of the former department store and 34,000 square feet of new construction. Upon completion of this phase of expansion, the shopping center will total approximately 575,000 net leasable square feet. Construction and development of the grocery store is projected to be completed in the spring of 1997. The procurement of Shoppers Club as a new grocery store anchor was made possible when the Company executed an agreement with Woodward & Lothrop to acquire its 135,000 square foot department store lease and 30,000 square foot furniture store lease in July 1995 for a payment of $1 million, in exchange for the tenant closing and granting possession of their store to the Company. The stores were closed and returned to the Company on October 1, 1995.

     The Company recently completed a facade renovation at its 80,000 square foot Leesburg Pike shopping center in Baileys Crossroads, Virginia, which is now 100 percent leased. Zany Brainy, a children's educational game and toy retailer, opened a 13,300 foot store in September 1995 and joins other recognized tenants such as CVS Pharmacy, Kinko's and California Pizza Kitchen in the center.

     On January 22, 1996, the Company acquired Clarendon Station, 4,868 square feet of retail shop space adjacent to the Company's Clarendon property. Both properties are located across from a Metro subway station entrance in Arlington, Virginia. The newly acquired property is 100 percent leased to 5 retail service tenants. The purchase price was $833,500, of which $431,750 was paid in cash and $401,750 was paid in the form of a four-year mortgage note at a fixed interest rate of 8.0 percent. The property is zoned for higher density retail and office uses. There is considerable development activity in the neighborhood surrounding the Clarendon property.

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50 percent or less. Management believes that current total debt remains less that 50 percent of total asset value. Additionally, the Company's interest rate protection agreements cap LIBOR on $249.8 million of its $263.0 million of floating rate debt, which was outstanding at March 31, 1996, limiting the Company's exposure to increases in interest rates. The Company has capped LIBOR at 5.25 percent on $199.8 million through August 1998 and has capped LIBOR at 7.50 percent on an additional $50 million through March 1999.
In conjunction with the August 1, 1994 issue of the Mortgage Notes, the Company purchased $128 million of interest rate protection agreements, with a LIBOR strike price of 7.50 percent for a three-year term following the expiration of the 5.25 percent interest rate protection agreements. In March 1995, the Company purchased $71.8 million of interest rate protection agreements, with a LIBOR strike price of 7.50
                                       18
percent for a two-year term following the expiration of the balance of the 5.25 percent interest rate protection agreements.

     The Company expects to use a portion of its unused line of credit, of which $16.5 million was available at March 31, 1996, to fund the remaining construction and development costs for its Seven Corners redevelopment and other renovation activities (see "Liquidity and Capital Resources - Borrowing Capacity"). The Company intends to finance future acquisitions, development and debt repayments by utilizing various capital sources, which could include bank and institutional borrowings and private and public offerings of debt or equity securities.

     The ratings of the Company's $128 million of Mortgage Notes (see "Notes to Consolidated Financial Statements - Note 4"), which were issued in July, 1994, were affirmed by Fitch Investors Service, Inc. as of March 1996. Fitch noted that the affirmation of ratings reflected financial performance consistent with the initial underwriting of these Mortgage Notes.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company's principal demands for liquidity are expected to be distributions to its common stockholders and holders of convertible limited partnership units, debt service and loan repayments, repair and renovation of the Current Portfolio Properties and acquisition and development activities. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 95 percent of its "real estate investment trust taxable income," as defined in the Internal Revenue Code of 1986, as amended.

     The Company anticipates that operating revenues will provide the funds necessary for operations, debt service and distributions. Balloon principal repayments are expected to be funded by refinancings. The Company expects to use its unused line of credit to fund its current construction and development activities.

     The Company expects to fulfill its requirements for capital resources in a variety of ways, by using undistributed cash flow from operations, secured or unsecured bank and institutional borrowings, private or public offerings of debt or equity securities and proceeds from the sales of properties. Borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership convertible into shares of Saul Centers common stock.

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3 percent discount from market price without payment of any brokerage commission, service charges or other expenses. All expenses of the Plan will be paid for by the Company. The January 31, 1996 dividend was the initial dividend payment date under which the Company's stockholders could participate in the Plan. On January 31, 1996, stockholders owning a total of 2,038,758 shares of common stock reinvested their dividends resulting in the issue of 56,050 new shares at a discounted share price of $14.19 per share. Subsequent to the quarter ended March 31, 1996, stockholders owning a total of 2,108,732 shares of common stock reinvested their dividends on April 30, 1996, resulting in the issue of 58,980 new shares at a discounted share price of $13.94 per share.

     For the three months ended March 31, 1996, cash flow of $7,525,000 was provided from operations, $1,000,000 was provided from borrowings on a line of credit and $739,000 was provided by dividends reinvested in the Company's dividend reinvestment program. Cash was required primarily for net repayment of debt of $156,000, distributions to common stockholders and holders of convertible limited partnership units of $6,367,000, additions to real estate investments (including the Clarendon Station acquisition) of $1,539,000, and construction projects of $1,277,000.

     Management believes that the Company's current capital resources, together with its borrowing capacity as described below and its intended refinancings, will be sufficient to meet its liquidity needs for the foreseeable future.

BORROWING CAPACITY

     As of March 31, 1996, the Company had a $100.1 million secured revolving credit facility with outstanding borrowings of $83.6 million. Borrowings under this facility require monthly interest payments at 1.875 percent above LIBOR. The Company had $16.5 million available under the line of credit as of March 31, 1996.

RESULTS OF OPERATIONS

     The following discussion compares the results of the Company for the three months ended March 31, 1996 and 1995. This information should be read in conjunction with the accompanying consolidated and combined financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

     Base rent and expense recoveries were $12,260,000 and $2,293,000, respectively, for the three months ended March 31, 1996 (the "1996 Quarter"), compared to $11,739,000 and $2,212,000, respectively, for the comparable period in 1995 (the "1995 Quarter"), representing a $521,000 (4.4 percent) increase in base rent and an $81,000 (3.7 percent) increase in expense recoveries. The increase in base rent results primarily from new leases placed in service at Seven Corners and Leesburg Pike for the 1996 Quarter but not present during the 1995 Quarter. Expense recoveries increased principally due to increased 1996 winter operating costs recovered from tenants.

     Percentage rent was $716,000 in the 1996 Quarter, compared to $601,000 in the 1995 Quarter, representing an increase of $115,000 (19.1 percent). The increase resulted from improved sales reported at the Company's recently renovated Leesburg Pike and White Oak shopping centers, in addition to modest sales improvements reported throughout the Company's portfolio.

     Other income, which is composed primarily of parking income, kiosk leasing, temporary leases, and payments associated with early termination of leases, was $364,000 in the 1996 Quarter, compared to $629,000 in the 1995 Quarter, representing a decrease of $265,000 (42.1 percent). The decrease resulted primarily from the absence in the 1996 Quarter of lease termination payments comparable to a $200,000 payment received during the 1995 Quarter.

     Operating expenses, composed primarily of repairs and maintenance, utilities, payroll and insurance, increased $172,000 (8.4 percent) to $2,217,000 in the 1996 Quarter from $2,045,000 in the 1995 Quarter. The operating expense increase was largely due to increased snow removal and utility expenses resulting from the severe weather experienced during the 1996 winter.

     Provisions for credit losses decreased $49,000 (47.1 percent) to $55,000 in the 1996 Quarter from $104,000 in the 1995 Quarter. The credit loss decrease resulted from several collections of tenant receivables previously written-off.

     Interest expense of $4,426,000 for the 1996 Quarter represented an increase of $129,000 (3.0 percent) over $4,297,000 reported for the 1995 Quarter. This increase is primarily attributable to an approximately $23 million increase in average loan balances outstanding. The additional borrowings were used primarily to fund the Company's acquisition and development activities. The interest expense increase was partially offset by a 56 basis point decrease in average LIBOR during the 1996 Quarter compared to the 1995 Quarter. LIBOR is the rate used as the base index for the Company's floating rate debt.

     Amortization of deferred debt expense increased to $732,000 for the 1996 Quarter from $537,000 for the 1995 Quarter, representing an increase of $195,000 (36.3 percent). The increase resulted primarily from amortization of costs incurred for interest rate protection agreements acquired in March 1995.

     General and administrative expense, which consists primarily of administrative, payroll and other overhead expense, was $754,000 for the 1996 Quarter, as compared to $742,000 for the 1995 Quarter, representing an increase of $12,000 (1.6 percent).

     Depreciation and amortization expense increased $268,000 (11.1 percent) from $2,412,000 in the 1995 Quarter to $2,680,000 in the 1996 Quarter. The increase resulted primarily from placing in service the newly redeveloped portions of Seven Corners center.


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 26, 1996, the Company held its Annual Meeting of Stockholders, at which Messrs. Saul, Symington and Whitmore were reelected to the Board of Directors, each receiving in excess of 99 percent of the votes of the approximately 11 million shares represented. The terms of Messrs. Caraci, Grosvenor, Jackson, Kelley, Longsworth and Noonan did not expire as of the April 26, 1996 meeting and such individuals continue as directors of the Company. Additionally, the vote to approve the Directors Deferred Compensation Plan, the reservation for listing and the issuance of an additional 50,000 shares of common stock in connection with the plan passed, with approximately 95 percent of the shares represented voting in favor of the measure.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The Company's Schedule of Portfolio Properties and the Financial Data Schedule are attached hereto.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SAUL CENTERS, INC.
                                        (Registrant)


     Date:      May 15, 1996            /s/ Philip D. Caraci
               -------------            --------------------------------------
                                        Philip D. Caraci, President


     Date:      May 15, 1996            /s/ Scott V. Schneider
               -------------            --------------------------------------
                                        Scott V. Schneider
                                        Vice President, Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                          SEQUENTIALLY
NUMBER                   DESCRIPTION                             NUMBERED PAGE
- - -------                  -----------                             -------------

 3.  (a)       First Amended and Restated Articles of                   *
               Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on
               August 23, 1994 (incorporated herein by reference to Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K).

     (b)       Amended and Restated Bylaws of Saul Centers, Inc.        *
               as in effect at and after August 24, 1993 and as of August 26, 1993 (incorporated herein by reference to Exhibit 3(b) of the 1993 Annual
               Report of the Company on Form 10-K).

10.  (a)       First Amended and Restated Agreement of Limited          *
               Partnership of Saul Holdings Limited Partnership
               (incorporated herein by reference to Exhibit No.
               10.1 to Registration Statement No. 33-64562 ).

               The First Amendment to the First Amended and             *
               Restated Agreement of Limited Partnership of Saul
               Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited
               Partnership, and the Third Amendment to the First
               Amended and Restated Agreement of Limited
               Partnership of Saul Holdings Limited Partnership
               (incorporated herein by reference to Exhibit No.
               10.(a) of the 1995 Annual Report of the Company on Form 10-K).

     (b)       First Amended and Restated Agreement of Limited          *
               Partnership of Saul Subsidiary I Limited
               Partnership and Amendment No. 1 (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 33-64562).

     (c)       First Amended and Restated Agreement of Limited          *
               Partnership of Saul II Subsidiary Partnership and
               Amendment No. 1 (incorporated herein by reference to Exhibit 10.3 to Registration Statement No.
               33-64562).

EXHIBIT                                                          SEQUENTIALLY
NUMBER                   DESCRIPTION                                NUMBERED
- - -------                  -----------                             -------------

     (d)       Property Conveyance Agreement (incorporated              *
               herein by reference to Exhibit 10.4 to
               Registration Statement No. 33-64562).

     (e)       Management Functions Conveyance Agreement                *
               (incorporated herein by reference to Exhibit 10.5 to Registration Statement No. 33-64562).

     (f)       Registration Rights and Lock-Up Agreement                *
               (incorporated herein by reference to Exhibit 10.6 to Registration Statement No. 33-64562).

     (g)       Exclusivity and Right of first Refusal Agreement         *
               (incorporated herein by reference to Exhibit 10.7 to Registration Statement No. 33-64562).

     (h)       Saul Centers, Inc. 1993 Stock Option Plan                *
               (incorporated herein by reference to Exhibit 10.8 to Registration Statement No. 33-64562).

     (i)       Agreement of Assumption dated as of August 26, 1993      *
               executed by Saul Holding Limited Partnership
               (incorporated herein by reference to Exhibit
               10.(i) of the 1993 Annual Report of the Company on Form 10-K).

     (j)       Loan Agreement dated as of August 26, 1993 by and        *
               between Wells Fargo Realty Advisors Funding,
               Incorporated and Saul Subsidiary II Limited
               Partnership (incorporated herein by reference to Exhibit 10.(j) of the 1993 Annual Report of the
               Company on Form 10-K).

               The First Amendment to Loan Agreement dated              *
               December 20, 1994 (incorporated herein by reference to Exhibit No. 10.(j) of the 1995 Annual
               Report of the Company on Form 10-K).

- - --------------------
*Previously Filed

EXHIBIT                                                          SEQUENTIALLY
NUMBER                   DESCRIPTION                                NUMBERED
- - -------                  -----------                             -------------

     (k)  First Amended and Restated Revolving Credit Agreement         *
          dated as of November 2, 1995 among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and
          The First National Bank of Chicago, First Bank National Association, BHF-Bank Aktiengesellschaft, Crestar Bank, Bank of America Illinois and the First National Bank of Chicago, as Agent (incorporated herein by reference to Exhibit No. 10.(k) of the 1995 Annual Report of the Company on Form
          10-K).

     (l)  Indenture dated as of August 1, 1994 among SC Finance         *
          Corporation, as Issuer, Bankers Trust Company, as Master Service and in certain other capacities, and Marine Midland Bank, as Trustee (incorporated herein by reference to Exhibit 10.(o) of the 1994 Annual Report of the Company on Form 10-K).

     (m)  Master Servicing Agreement dated as of August 1, 1994         *
          among SC Finance Corporation, as Issuer, Marine Midland
          Bank, as Trustee, and Bankers Trust Company, as Master
          Servicer (incorporated herein by reference to Exhibit 10.(p) of the 1994 Annual Report of the Company on Form 10-K).

     (n)  Mortgage Loan Purchase Agreement dated as of August 1, 1994   *
          between SC Finance Corporation, Purchaser, and Value Line Mortgage Corporation, Originator (incorporated herein by reference to Exhibit 10.(q) of the 1994 Annual Report of the Company on Form 10-K).

     (o)  Deed to Secure Debt, Deed of Trust, Mortgage, Security        *
          Agreement and Assignment of Rent; Modification and
          Consolidation Agreement dated as of July 31, 1994 among
          Saul Subsidiary I Limited Partnership, Mortgagor, Value
          Line Mortgage Corporation, Mortgagee, Stuart S. Levin and Kenneth Kraus, District of Columbia Trustee,
          Kenneth Kraus, Maryland Trustee, Kenneth Kraus, North
          Carolina Trustee, and Gerald R. Perras and Leonard W.
          Harrington, Jr., Virginia Trustee (incorporated herein by reference to Exhibit 10.(r) of the 1994 Annual Report of the Company on Form 10-K).

- - --------------------
*Previously Filed

EXHIBIT                                                          SEQUENTIALLY
NUMBER                   DESCRIPTION                                NUMBERED
- - -------                  -----------                             -------------

     (p)  Interest Rate and Currency Exchange Agreement dated           *
          as of July 27, 1994 between General Re Financial Products Corporation and Saul Subsidiary I Limited Partnership
          (incorporated herein by reference to Exhibit 10.(s) of the 1994 Annual Report of the Company on Form 10-K).

     (q)  Saul Centers, Inc. 1995 Dividend Reinvestment and             *
          Stock Purchase Plan (incorporated herein by reference to the Securities and Exchange Commission as Filed No. 33-80291).

     (r)  Deferred Compensation Plan for Directors dated as of          *
          December 13, 1993 (incorporated herein by reference to Exhibit No. 10.(r) of the 1995 Annual Report of the
          Company on Form 10-K).

     (s)  Loan Agreement dated as of June 29, 1994 (and First           *
          Amendment to Loan Agreement dated as of August 4, 1995) by and between Saul Holdings Limited Partnership and Compass Bank (incorporated herein by reference to Exhibit No. 10.(s) of the 1995 Annual Report of the Company on Form 10-K).

     (t)  Deed of Trust, Assignment of Rents, and Security Agreement    *
          dated as of June 9, 1994 by and between Saul Holdings
          Limited Partnership and Ameribanc Savings Bank, FSB
          (incorporated herein by reference to Exhibit No. 10.(t) of the 1995 Annual Report of the Company on Form 10-K).

     (u)  Interest Rate Agreements dated as of March 16, 1995           *
          between Saul Holdings Limited Partnership and Wells
          Fargo Bank, National Association (incorporated herein by reference to Exhibit No. 10.(u) of the 1995 Annual Report of the Company on Form 10-K).

     99   Schedule of Portfolio Properties                              --

          Financial Data Schedule                                       --

305763

- - --------------------
*Previously Filed