Form 10-Q
period 1996-06-30
SAUL CENTERS INC
filed 1996-08-14
CIK 907254

                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996
                               -----------------------------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


                           Commission file number:  1-12254
                                                   --------

                                SAUL CENTERS, INC.
- ------------------------------------------------------------------------------
              (Exact name of Registrant as Specified in Its Charter)

               MARYLAND                                 52-1833074
- ------------------------------------------------------------------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

     8401 Connecticut Avenue
       Chevy Chase, Maryland                               20815
- ------------------------------------------------------------------------------
(Address of Principal Executive Office)                  (Zip Code)

                                (301) 986-6000
- ------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES   X     NO
                                              -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 12,061,551 shares of common stock, $0.01 par value, outstanding as of August 12, 1996.

                               SAUL CENTERS, INC.


PART I.   FINANCIAL INFORMATION                                         Page
                                                                        ----

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

     (a)  Consolidated Balance Sheets as of June 30, 1996
          and December 31, 1995.                                           3

     (b)  Consolidated Statements of Operations for the
          three months and six months ended June 30, 1996 and 1995.        4

     (c)  Consolidated Statements of Stockholders' Equity
          as of June 30, 1996.                                             5

     (d)  Consolidated Statements of Cash Flows for the
          three months and six months ended June 30, 1996 and 1995.        6

     (e)  Notes to Consolidated Financial Statements                       7


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (a)  Financial Condition                                             17

     (b)  Liquidity and Capital Resources                                 19

     (c)  Results of Operations

          Three Months Ended June 30, 1996 compared to
          Three Months Ended June 30, 1995                                21

          Six Months Ended June 30, 1996 compared to
          Six Months Ended June 30, 1995                                  22

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                24

                               SAUL CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                                                    JUNE 30,    DECEMBER 31,
(IN THOUSANDS)                                                                                       1996           1995
- --------------                                                                                  -------------  -------------
ASSETS
    Real estate investments
      Land                                                                                       $     65,604   $     64,258
      Buildings and equipment                                                                         266,830        257,404
                                                                                                 -------------  -------------
                                                                                                      332,434        321,662
      Accumulated depreciation                                                                        (97,309)       (92,237)
                                                                                                 -------------  -------------
                                                                                                      235,125        229,425
    Construction in progress                                                                            3,050          6,986
    Cash                                                                                                1,309            674
    Accounts receivable and accrued income, net                                                         7,356          9,522
    Prepaid expenses                                                                                    3,532          4,629
    Deferred debt expense, net                                                                         14,008         15,423
    Other assets                                                                                        5,281          2,748
                                                                                                 -------------  -------------
TOTAL ASSETS                                                                                     $    269,661    $   269,407
                                                                                                 -------------  -------------
                                                                                                 -------------  -------------

LIABILITIES

    Notes payable                                                                                 $   276,508    $   273,083
    Accounts payable, accrued expenses and other liabilities                                           12,729         11,982
    Deferred income                                                                                     1,762          1,077
                                                                                                 -------------  -------------
TOTAL LIABILITIES                                                                                     290,999        286,142
                                                                                                 -------------  -------------

MINORITY INTERESTS                                                                                         --             --
                                                                                                 -------------  -------------

STOCKHOLDERS' EQUITY  (DEFICIT)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 11,994,130 and 11,879,100 shares issued and
      outstanding, respectively                                                                           120            119
    Additional paid-in capital                                                                         13,776         12,243
    Accumulated deficit                                                                               (35,234)       (29,097)
                                                                                                 -------------  -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                  (21,338)       (16,735)
                                                                                                 -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $    269,661    $   269,407
                                                                                                 -------------  -------------
                                                                                                 -------------  -------------


      The accompanying notes are an integral part of these statements.

                               SAUL CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             FOR THE                       FOR THE
                                                                          THREE MONTHS                   SIX MONTHS
                                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                                   ----------------------------  ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               1996           1995           1996           1995
- ----------------------------------------                           -------------  -------------  -------------  -------------
REVENUE
    Base rent                                                      $     12,378   $     11,626   $     24,638   $     23,365
    Expense recoveries                                                    2,179          2,181          4,472          4,393
    Percentage rent                                                         709            758          1,425          1,359
    Other                                                                   554            629            918          1,258
                                                                   -------------  -------------  -------------  -------------
TOTAL REVENUE                                                            15,820         15,194         31,453         30,375
                                                                   -------------  -------------  -------------  -------------

EXPENSES
    Operating expenses                                                    1,902          2,043          4,119          4,088
    Provision for credit losses                                             106             10            161            114
    Real estate taxes                                                     1,514          1,267          2,884          2,667
    Interest expense                                                      4,607          4,353          9,033          8,650
    Amortization of deferred debt expense                                   734            602          1,466          1,139
    Depreciation and amortization                                         2,927          2,382          5,607          4,794
    General and administrative                                              808            750          1,562          1,492
                                                                   -------------  -------------  -------------  -------------
TOTAL EXPENSES                                                           12,598         11,407         24,832         22,944
                                                                   -------------  -------------  -------------  -------------


NET INCOME BEFORE MINORITY INTERESTS                                      3,222          3,787          6,621          7,431
                                                                   -------------  -------------  -------------  -------------

MINORITY INTERESTS
    Minority share of income                                               (870)        (1,022)        (1,788)        (2,006)
    Distributions in excess of earnings                                    (843)          (691)        (1,638)        (1,420)
                                                                   -------------  -------------  -------------  -------------
TOTAL MINORITY INTERESTS                                                 (1,713)        (1,713)        (3,426)        (3,426)
                                                                   -------------  -------------  -------------  -------------

NET INCOME                                                         $      1,509   $      2,074   $      3,195   $      4,005
                                                                   -------------  -------------  -------------  -------------
                                                                   -------------  -------------  -------------  -------------

NET INCOME PER SHARE

Net income per share before minority interests                     $       0.20   $       0.23   $       0.41   $       0.46
                                                                   -------------  -------------  -------------  -------------
                                                                   -------------  -------------  -------------  -------------

Net income per share                                               $       0.13   $       0.17   $       0.27   $       0.34
                                                                   -------------  -------------  -------------  -------------
                                                                   -------------  -------------  -------------  -------------


      The accompanying notes are an integral part of these statements.

                               SAUL CENTERS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                   ADDITIONAL
                                                                      COMMON        PAID-IN      ACCUMULATED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              STOCK         CAPITAL        DEFICIT         TOTAL
- ----------------------------------------                          -------------  -------------  -------------  -------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1994                                     $        119  $      12,243  $    (16,926)  $      (4,564)

      Net income                                                             --             --          6,361          6,361
      Distributions ($1.17 per share)                                        --             --        (13,899)       (13,899)
      Distributions payable ($.39 per share)                                 --             --         (4,633)        (4,633)
                                                                   -------------  -------------  -------------  -------------

    Balance, December 31, 1995                                              119         12,243        (29,097)       (16,735)

      Issuance of 56,050 shares of common
        stock through dividend reinvestment plan                             --            739             --            739
      Net income                                                             --             --          1,686          1,686
      Distributions payable ($.39 per share)                                 --             --         (4,654)        (4,654)
                                                                   -------------  -------------  -------------  -------------

    Balance, March 31, 1996                                                 119         12,982        (32,065)       (18,964)

      Issuance of 58,980 shares of common
        stock through dividend reinvestment plan                              1            794             --            795
      Net income                                                             --             --          1,509          1,509
      Distributions payable ($.39 per share)                                 --             --         (4,678)        (4,678)
                                                                   -------------  -------------  -------------  -------------

    Balance, June 30, 1996                                         $        120   $      13,776   $   (35,234)  $    (21,338)
                                                                   -------------  -------------  -------------  -------------
                                                                   -------------  -------------  -------------  -------------



      The accompanying notes are an integral part of these statements.

                               SAUL CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                           For The
                                                                                                         Six Months
                                                                                                       Ended June 30,
                                                                                                 ----------------------------
(In thousands)                                                                                       1996           1995
- --------------                                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                   $      3,195   $      4,005
                                                                                                 -------------  -------------
    Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interests                                                                            3,426          3,426
          Depreciation and amortization                                                                 7,073          5,933
          Provision for credit losses                                                                     161            114
          Decrease in accounts receivable                                                               2,005          3,126
          Decrease in prepaid expenses                                                                    562            414
          Increase in other assets                                                                     (2,533)           (72)
          Increase in accounts payable and other liabilities                                              747          1,672
          Increase (decrease) in deferred income                                                          685           (719)
                                                                                                 -------------  -------------
                Total adjustments                                                                      12,126         13,894
                                                                                                 -------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              15,321         17,899
                                                                                                 -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                                                               (3,956)        (2,640)
    Additions to construction in progress                                                              (2,880)       (11,451)
                                                                                                 -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                                                  (6,836)       (14,091)
                                                                                                 -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                                        12,437         12,400
    Repayments on notes payable                                                                        (9,012)        (1,225)
    Additions to deferred debt expense                                                                    (51)        (2,383)
    Proceeds from the reinvestment of dividends in
      shares of common stock                                                                            1,534             --
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                                                              (12,758)       (12,692)
                                                                                                 -------------  -------------
NET CASH USED IN FINANCING ACTIVITIES                                                                  (7,850)        (3,900)
                                                                                                 -------------  -------------

Net increase (decrease) in cash                                                                           635            (92)
Cash, beginning of period                                                                                 674          1,027
                                                                                                 -------------  -------------
Cash, end of period                                                                              $      1,309   $        935
                                                                                                 -------------  -------------
                                                                                                 -------------  -------------



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

FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. These properties and related management functions collectively represent the "Saul Centers Portfolio Properties." Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which the Company developed into a neighborhood shopping center. Therefore, as of June 30, 1996, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers"), and three predominantly office properties (the "Commercial Properties"). Saul Centers completed its initial stock offerings on August 26, 1993, with the sale of 11,400,000 shares of common stock at $20 per share in an initial public offering and 479,050 shares of common stock at $20 per share in a private offering to The Saul Organization (collectively, the "Offerings"). Subsequent to the Offerings, there were 11,879,100 shares of common stock and no shares of preferred stock outstanding. Net proceeds of the Offerings (after expenses of approximately $18.2 million), and net proceeds of new bank borrowings were primarily used to curtail existing indebtedness related to the Saul Centers Portfolio Properties. After consummation of the Offerings, Saul Centers owned a 73.0 percent general partnership interest in the Operating Partnership and a 1.0 percent general partnership interest in each of the two Subsidiary Partnerships, which were formed for tax planning purposes and to facilitate future financing by the Company. Saul Centers made an election to be treated as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT").

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

     A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of August 1996, no single Shopping Center accounted for more than 11.2 percent of the total Shopping Center gross leasable area ("GLA"). Only one Shopping Center tenant, Giant Food, accounted for more than 2.0 percent of the Company's total revenues for the year ending December 31, 1995 and only three Shopping Center tenants, Giant Food, Best Buy, and Chevy Chase Bank, F.S.B., individually accounted for more than 1.5 percent of total revenues for 1995.

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

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Interest expense capitalized during the three months and six months ended June 30, 1996, was $83,000 and $254,000, respectively.

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

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable include $2,144,000 at June 30, 1996, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are charged to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $249,000 at June 30, 1996.

DEFERRED DEBT EXPENSE

     Deferred debt expense consists of financing fees and costs incurred to obtain long-term financing and interest rate protection agreements. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt expense in the accompanying financial statements is shown net of accumulated amortization of $1,920,000 at June 30, 1996.

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

PER SHARE DATA

     Per share data for net income before minority interests is presented on a fully converted basis and is computed using weighted average shares of 16,367,631 and 16,272,263, for the quarters ended June 30, 1996 and 1995, respectively and 16,338,630 and 16,272,263 for the six month periods ended June 30, 1996 and 1995, respectively. Per share data relating to net income after minority interests is computed on the basis of 11,974,468 and 11,879,100 weighted average common shares outstanding during the quarters ended June 30, 1996 and 1995, respectively and 11,945,467 and 11,879,100 for the six month periods ended June 30, 1996 and 1995, respectively.

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization holds 4,393,163 Convertible Limited Partnership Units in the Operating Partnership representing a 26.7 percent limited partnership interest, as of June 30, 1996. Under the terms of the Operating Partnership Agreement, The Saul Organization received rights which enable it to convert its Convertible Limited Partnership Units into shares of Saul Centers' common stock on a one-for-one basis at the end of the 36-month period commencing after the completion of the Offerings, provided that it may not exercise the rights at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9 percent of the outstanding equity securities of Saul Centers. The Saul Organization's 26.7 percent limited partnership interest in the Operating Partnership is presented as minority interests in the accompanying financial statements.

DIRECTORS DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. Before the beginning of any calendar year, a director may elect to defer all or part of his or her director's fees to be earned in that year and the following years. A director has the option to have deferred director's fees paid in cash or in shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares distributed to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. Shares authorized and registered for use under the plan total 70,000. As of June 30, 1996, 21,652 shares had been credited to the director's deferred fee accounts.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121, establishes standards for measuring and accounting for impairment of long-lived assets held for production of income as well as long-lived assets to be "Disposed Of". The standard is required to be implemented in 1996 and, in the opinion of management, will not have a material impact on the Company's consolidated results of operations or financial position.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

based compensation using either the fair value method or the intrinsic value method. The Company will elect to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and therefore, the standard will not have a material impact on the consolidated financial statements.

3.   CONSTRUCTION IN PROGRESS

     Construction in progress represents the costs of open projects in the redevelopment of Seven Corners center, including direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs such as interest, real estate taxes and insurance. The construction in progress balance as of June 30, 1996 was $3,050,000.

4.  NOTES PAYABLE

     In conjunction with the Offerings, the Company assumed and refinanced with the existing lenders $74.8 million of mortgage notes payable. The remaining mortgage and other notes payable assumed by the Company (including accrued interest and prepayment penalties) were repaid with the net proceeds of the Offerings and $117.8 million of new bank borrowings. Notes payable totaled $276.5 million at June 30, 1996, of which $265.2 million is floating rate debt and $249.8 million of which is capped by interest rate protection agreements (see "Notes Payable - Interest Rate Protection Agreements").

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

     As of June 30, 1996, the Company had a $100.1 million secured revolving credit facility with outstanding borrowings of $86.0 million. The line requires monthly interest payments of LIBOR plus 1.875 percent. At June 30, 1996, $14.1 million was available for borrowing on the line. As of June 30, 1996, the scheduled maturities of all debt for years ending December 31, are as follows:

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.   NOTES PAYABLE (CONTINUED)

                             DEBT MATURITY SCHEDULE
                                 (IN THOUSANDS)

                   July through December 31,           $  637
                   1997.............................    1,592
                   1998.............................   87,810
                   1999.............................   37,917
                   2000.............................   11,196
                   2001.............................  128,436
                   Thereafter.......................    8,920
                                                     --------
                   Total                             $276,508
                                                     --------
                                                     --------

INTEREST RATE PROTECTION AGREEMENTS

     Simultaneously with the completion of the Offerings, the Company (i) entered into interest rate protection agreements (interest rate caps) to limit the Company's exposure to increases in interest rates on $199.8 million of its floating rate debt above a LIBOR strike price of 4.25 percent for a period of one year ending in August 1994 and (ii) entered into additional interest rate protection agreements for $199.8 million with a LIBOR strike price of 5.25 percent for the ensuing four years ending in August 1998. When adding the Company's current weighted average interest rate "spread" of approximately 1.45 percent over LIBOR at June 30, 1996 to the 5.25 percent strike price, the result is a maximum interest rate of approximately 6.70 percent for $199.8 million of the Company's debt. The costs of these interest rate protection agreements were paid at the time of the Offerings and the expense is being amortized over the terms of the respective agreements.

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

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.   NOTES PAYABLE (CONTINUED)

     In March of 1995, the Company purchased $50 million of interest rate protection with a LIBOR strike price of 7.5 percent for a four-year term expiring March 1999. When adding the Company's current weighted average interest rate "spread" of approximately 1.45 percent over LIBOR at June 30, 1996 to the 7.5 percent strike price, the result is a maximum interest rate of approximately 8.95 percent for $50 million of the Company's June 30, 1996 floating rate debt. Additionally the Company purchased $71.8 million of interest rate protection with a LIBOR strike price of 7.5 percent for a two-year term following the August 1998 expiration of the 5.25 percent interest rate protection agreement. The cost of these interest rate protection agreements was paid at the March 20, 1995 purchase date and is being amortized on a straight-line basis over the respective term of the agreements.

     As a result of the purchased interest rate protection agreements, $249.8 million of the Company's current floating rate debt is capped, at LIBOR prices of 5.25 percent ($199.8 million), and 7.5 percent ($50.0 million), respectively. Approximately $15.4 million of the Company's June 30, 1996 floating rate debt was not capped.

     The Company is exposed to interest rate risk and to risk of credit loss to the extent the counter party to the interest rate protection agreement is unable to perform. The interest rate risk refers to the Company's continuing obligation related to the stated interest rates in the existing debt agreements. Risk of credit loss is limited to the cost of replacing the interest rate protection agreements at current rates and not the notional principal amount, which is the amount upon which interest rates are applied to determine payment streams under the agreements. The Company does not anticipate non-performance by the counter parties of which there are three separate institutions. Income earned by the operation of the interest rate protection agreements for the three months and six months ended June 30, 1996, was $60,000 and $252,000, respectively, and was reported as an offset to interest expense.

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

     The financial statements for the three months and six months ended June 30, 1996 reflect the EITF consensus and include charges to net income of $1,713,000 and $3,426,000, respectively. For the three month period ended June 30, 1996, the $1,713,000 charge consisted of $870,000 related to the predecessor's share of the net income and $843,000 related to distributions to minority interests in excess of allocated net income. For the six-month period ended June 30, 1996, the $3,426,000 charge consisted of $1,788,000 related to the predecessor's share of net income and $1,638,000 related to distributions to minority interests in excess of allocated net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers" and, together with its wholly owned subsidiaries and the limited partnerships of which it or one if its wholly owned subsidiaries is the sole general partner, the "Company") as of June 30, 1996 and for the three and six month periods ending June 30, 1996.

FINANCIAL CONDITION

     As of June 30, 1996, the Current Portfolio Properties consisted of 30 community and neighborhood shopping center properties (the "Shopping Centers"), and three predominantly office properties (the "Commercial Properties"), located in seven states and the District of Columbia. The Commercial Properties consist of one office property and one office/retail property, both located in the District of Columbia, and one research park located in a Maryland suburb of Washington, D.C. See attached Exhibit (Schedule of Portfolio Properties) for a listing of all properties owned as of June 30, 1996.

     At June 30, 1996 and 1995, tenants leased 90.4 and 90.9 percent, respectively, of the Company's leasable area, exclusive of the Seven Corners center which is undergoing a significant redevelopment (see discussion below). The Company's total percentage leased as of June 30, 1996 and 1995 was 90.2 percent and 90.9 percent, respectively, including Seven Corners.

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

     The first phase renovation and repositioning of Seven Corners, the Company's largest shopping center, from an enclosed mall to a large community retail center has been completed, with the facade of the redeveloped center completed in September 1995. A 35,000 square foot Barnes & Noble book superstore opened in early October 1995, and a 50,000 square foot Bob's Store opened in March 1996. These new tenants accompany the 26,000 square foot Ross Dress for Less, the 50,000 square foot Best Buy and the renovated and reopened 23,000 square foot Woolworth's store. These five anchor tenants comprise nearly 34 percent of the current leasable space in the shopping center. Construction was completed in June 1995 of a 16,000 square foot expansion of an outparcel building. This space is fully leased to service oriented tenants, some of which relocated from the former enclosed mall. Construction has been substantially completed on two free-standing restaurant pads, Pizzeria Uno and Wendy's, totaling
10,000 square feet. Wendy's opened in May 1996 while Pizzeria Uno is expected to open for business in September 1996.

     Also at Seven Corners, in February 1996, the Company entered into a twenty year lease agreement with Shoppers Food Warehouse to locate their latest prototype 65,000 square foot Shoppers Club grocery store. In May 1996, the company announced that it had entered into a lease agreement with Home Depot U.S.A., Inc. for 127,000 square feet of space, to include approximately 106,000 square feet of indoor home improvement space and 21,000 square feet of outside garden center area. The lease will have an initial term of thirty years. The former Woodward and Lothrop department and furniture store buildings will be demolished to accommodate the construction of The Home Depot store and associated parking, and the Shoppers Club grocery store. Construction and development of this phase of the development is projected to be completed in the fall of 1997. The signing of these two anchor leases substantially completes the retail leasing for the redevelopment of the Company's 570,000 square foot Seven Corners shopping center.

     The Company recently completed a facade renovation at its 80,000 square foot Leesburg Pike shopping center in Baileys Crossroads, Virginia, which is now 100 percent leased. Zany Brainy, a children's educational game and toy retailer, opened a 13,300 foot store in September 1995 and joins other recognized tenants such as CVS Pharmacy, Kinko's and Bruegger's Bagel in the center.

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

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50 percent or less. Management believes that current total debt remains less than 50 percent of total asset value. Additionally, the Company's interest rate protection agreements cap LIBOR on $249.8 million of its $265.2 million of floating rate debt which was outstanding at June 30, 1996, limiting the Company's exposure to increases in interest rates. The Company has capped LIBOR at 5.25 percent on $199.8 million through August 1998 and has capped LIBOR at 7.50 percent on an additional $50 million through March 1999.
In conjunction with the August 1, 1994 issue of the Mortgage Notes, the Company purchased $128 million of interest rate protection agreements, with a LIBOR strike price of 7.50 percent for a three-year term following the expiration of the 5.25 percent interest rate protection agreements. In March 1995, the Company purchased $71.8 million of interest rate protection agreements, with a LIBOR strike price of 7.50 percent for a two-year term following the expiration of the balance of the 5.25 percent interest rate protection agreements.

     On July 24, 1996, the Company announced that it executed a loan commitment with an institutional investor for a secured mortgage loan in the amount of approximately $78 million. The loan is for a term of 15 years, and the interest rate is fixed at 8.64%. The loan will be secured by six of the Company's retail and office properties. Closing and funding is expected to be in October 1996. The proceeds of this loan will be used to repay existing floating rate debt which currently has a weighted average remaining term of approximately 2.3 years and a weighted average interest rate of LIBOR plus 1.93%. Upon closing of this loan, the Company will have fixed interest rates on approximately 32% of its total debt. The balance of the Company's debt is floating rate debt tied to LIBOR rates, and will all be covered by interest rate protection agreements which cap LIBOR at 5.25 percent through August 1998. Thereafter, a significant portion of the remaining floating rate debt will be capped at a LIBOR rate of
7.5 percent into the year 2001.

     The Company expects to use a portion of its unused line of credit, of which $14.1 million was available at June 30, 1996, to fund the remaining construction and development costs for its Seven Corners redevelopment and other renovation activities (see "Liquidity and Capital Resources - Borrowing Capacity"). The Company intends to finance future acquisitions, development and debt repayments by utilizing various capital sources, which could include bank and institutional borrowings and private and public offerings of debt or equity securities.

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

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3 percent discount from market price without payment of any brokerage commission, service charges or other expenses. All expenses of the Plan will be paid for by the Company. The January 31, 1996 dividend was the initial dividend payment date under which the Company's stockholders could participate in the Plan. A total of 56,050 and 58,980 new shares were issued as of the January 31, 1996 and April 30, 1996 dividend pay dates. Subsequent to the quarter ended June 30, 1996, stockholders owning a total of 2,179,931 shares of common stock reinvested their dividends on July 31, 1996, resulting in the issue of 67,421 new shares at a discounted share price of $12.61 per share.

     For the six months ended June 30, 1996, cash flow of $15,321,000 was provided from operations, $3,400,000 was provided from borrowings on a line of credit, $402,000 was financing provided by Clarendon Station's seller, and $1,534,000 was provided by dividends reinvested in the Company's dividend reinvestment program. Cash was required primarily for net repayment of debt of $377,000, distributions to common stockholders and holders of convertible limited partnership units of $12,758,000, additions to real estate investments (including the Clarendon Station acquisition) of $3,956,000, and construction projects of $2,880,000.

BORROWING CAPACITY

     As of June 30, 1996, the Company had a $100.1 million secured revolving credit facility with outstanding borrowings of $86.0 million. Borrowings under this facility require monthly interest payments at 1.875 percent above LIBOR. The Company had $14.1 million available under the line of credit as of June 30, 1996.

     Management believes that the Company's current capital resources, together with its borrowing capacity and its intended refinancings, will be sufficient to meet its liquidity needs for the foreseeable future.

RESULTS OF OPERATIONS

     The following discussion compares the results of the Company for the three and six month periods ended June 30, 1996 and 1995. This information should be read in conjunction with the accompanying consolidated and combined financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Base rent and expense recoveries were $12,378,000 and $2,179,000, respectively, for the three months ended June 30, 1996 (the "1996 Quarter"), compared to $11,626,000 and $2,181,000, respectively, for the comparable quarter in 1995 (the "1995 Quarter"), representing a $752,000 (6.5 percent) increase in base rent and $2,000 (0.1 percent) decrease in expense recoveries. The increase in base rent results primarily from new leases placed in service at Seven Corners, Great Eastern and Leesburg Pike for the 1996 Quarter but not present during the 1995 Quarter.

     Percentage rent was $709,000 in the 1996 Quarter, compared to $758,000 in the 1995 Quarter, representing a decrease of $49,000 (6.5 percent).

     Other income, which is composed primarily of parking income, kiosk leasing, temporary leases, and payments associated with early termination of leases, was $554,000 in the 1996 Quarter, compared to $629,000 in the 1995 Quarter, representing a decrease of $75,000 (11.9 percent). The decrease resulted primarily from the reduction in the 1996 Quarter of lease termination payments compared to amounts received during the 1995 Quarter.

     Operating expenses, composed primarily of repairs and maintenance, utilities, payroll and insurance, decreased $141,000 (6.9 percent) to $1,902,000 in the 1996 Quarter from $2,043,000 in the 1995 Quarter. The operating expense decrease resulted from reduced property payroll expenses and reduced operating expenses at shopping centers under development, primarily the mall conversion at Seven Corners.

     Real estate taxes increased $247,000 (19.5 percent) to $1,514,000 in the 1996 Quarter from $1,267,000 in the 1995 Quarter. The real estate tax increase was mainly attributable to a significant increase in taxes assessed at Seven Corners center, due to this shopping center's redevelopment.

     The provisions for credit losses increased $96,000 (960.0 percent) to $106,000 in the 1996

Quarter from $10,000 in the 1995 Quarter. The credit loss increase results from the comparison with the 1995 Quarter, in which the provision was reduced by collections of several tenant receivables previously written-off. The provision for the 1996 Quarter represents a return to historically normal credit loss activity.

     Interest expense of $4,607,000 for the 1996 Quarter represented an increase of $254,000 (5.8 percent) over $4,353,000 reported for the 1995 Quarter. This increase is primarily attributable to an approximately $16.8 million increase in average loan balances outstanding. The additional borrowings were used primarily to fund the Company's acquisition and development activities. The interest expense increase was partially offset by a 64 basis point decrease in average LIBOR during the 1996 Quarter compared to the 1995 Quarter. LIBOR is the rate used as the base index for the Company's floating rate debt.

     Amortization of deferred debt expense increased to $734,000 for the 1996 Quarter from $602,000 for the 1995 Quarter, representing an increase of $132,000 (21.9 percent). The increase resulted primarily from an accounting adjustment of deferred debt amortization in the 1995 Quarter, not present in the 1996 Quarter.

     General and administrative expense, which consists primarily of administrative, payroll and other overhead expense, was $808,000 for the 1996 Quarter, as compared to $750,000 for the 1995 Quarter, representing an increase of $58,000 (7.7 percent).

     Depreciation and amortization expense increased $545,000 (22.9 percent) from $2,382,000 in the 1995 Quarter to $2,927,000 in the 1996 Quarter. The increase resulted primarily from placing in service the newly redeveloped portions of Seven Corners, Great Eastern and Leesburg Pike centers.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Base rent and expense recoveries were $24,638,000 and $4,472,000, respectively, for the six months ended June 30, 1996 (the "1996 Period"), compared to $23,365,000 and $4,393,000, respectively, for the comparable period in 1995 (the "1995 Period"), representing a $1,273,000 (5.4 percent) increase in base rent and $79,000 (1.8 percent) increase in expense recoveries. The increase in base rent resulted primarily from new leases placed in service at Seven Corners, Great Eastern and Leesburg Pike for the 1996 Period but not present during the 1995 Period.

     Percentage rent was $1,425,000 in the 1996 Period, compared to $1,359,000 in the 1995 Period, representing an increase of $66,000 (4.9 percent).

     Other income, which consists primarily of parking income at two of the Commercial Properties, kiosk leasing, temporary leases, and lease termination payments associated with early termination of leases, was $918,000 in the 1996 Period, compared to $1,258,000 in the 1995 Period, representing a decrease of $340,000 (27.0 percent). The decrease resulted primarily from lower lease termination payments in the 1996 period compared to amounts received during the 1995 Period.

     Operating expenses, consisting mainly of repairs and maintenance, utilities, payroll and insurance, increased $31,000 (0.8 percent) to $4,119,000 in the 1996 Period from $4,088,000 in the 1995 Period.

     Real estate taxes increased 217,000 (8.1 percent) to $2,884,000 in the 1996 Period from $2,667,000 in the 1995 Period. The real estate tax increase was mainly attributable to a significant increase in taxes assessed at Seven Corners center, due to this shopping center's redevelopment.

     The provision for credit losses increased $47,000 (41.2 percent) to $161,000 in the 1996 Period from $114,000 in the 1995 Period. The credit loss increase results from the comparison with the 1995 Period, in which the provision was reduced by collections of several tenant receivables previously written-off. The provision for the 1996 Period represents a return to historically normal credit loss activity.

     Interest expense of $9,033,000 for the 1996 Period represented an increase of $383,000 (4.4 percent) from $8,650,000 in the 1995 Period. The increase is primarily attributable to an approximately $20.9 million increase in average outstanding loan balances. The additional borrowings were used primarily to fund the Company's acquisition and development activities. The interest expense increase was partially offset by a 60 basis point decrease in average LIBOR during the 1996 Period compared to the 1995 Period. LIBOR is the rate used as the base index for the Company's floating rate debt.

     Amortization of deferred debt expense increased to $1,466,000 for the 1996 Period from $1,139,000 for the 1995 Period, representing a increase of $327,000
(28.7 percent).     The increase resulted primarily from the amortization of
costs incurred for interest rate protection agreements acquired in March 1995 and an accounting adjustment of deferred debt amortization in the 1995 Period, not present in the 1996 Period.

     General and administrative expense, which consists primarily of administrative, payroll and other overhead expenses, was $1,562,000 for the 1996 Period, as compared to $1,492,000 for the 1995 Period, representing an increase of $70,000 (4.7 percent).

     Depreciation and amortization expense increased $813,000 (17.0 percent) from $4,794,000 in the 1995 period to $5,607,000 in the 1996 period. The increase resulted primarily from placing in service the newly redeveloped portions of Seven Corners, Great Eastern and Leesburg Pike centers.

PART II.  OTHER INFORMATION

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


                                        SAUL CENTERS, INC.
                                        (Registrant)



Date:  August 14, 1996                  /s/ Philip D. Caraci
                                        -----------------------------------
                                        Philip D. Caraci, President


Date:  August 14, 1996                  /s/ Scott V. Schneider
                                        -----------------------------------
                                        Scott V. Schneider
                                        Vice President, Chief Financial Officer