Form 10-Q
period 1996-09-30
SAUL CENTERS INC
filed 1996-11-14
CIK 907254

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to


                           Commission file number:  1-12254

                               SAUL CENTERS, INC.
           (Exact name of Registrant as Specified in Its Charter)

            Maryland                                      52-1833074
 (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

    8401 Connecticut Avenue
     Chevy Chase, Maryland                                    20815
(Address of Principal Executive Office)                     (Zip Code)

                           (301) 986-6000
            (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES   X     NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 12,125,703 shares of common stock, $0.01 par value, outstanding as of November 12, 1996.

                                 SAUL CENTERS, INC.


PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)

    (a)  Consolidated Balance Sheets as of September 30, 1996
         and December 31, 1995.                                               3

    (b)  Consolidated Statements of Operations for the
         three months and nine months ended September 30, 1996 and 1995.      4

    (c)  Consolidated Statements of Stockholders' Equity
         as of September 30, 1996.                                            5

    (d)  Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1996 and 1995.                       6

    (e)  Notes to Consolidated Financial Statements                           7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    (a)  Financial Condition                                                 17

    (b)  Liquidity and Capital Resources                                     20

    (c)  Results of Operations

         Three Months Ended September 30, 1996 compared to
              Three Months Ended September 30, 1995                          21

         Nine months Ended September 30, 1996 compared to
              Nine months Ended September 30, 1995                           22

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    24

                                                     SAUL CENTERS, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)



                                                                  SEPTEMBER 30,                  DECEMBER 31,
(In thousands)                                                        1996                           1995
                                                                  -------------                  ------------
ASSETS

    Real estate investments
       Land                                                       $   65,604                     $   64,258
       Buildings and equipment                                       269,533                        257,404
                                                                   ---------                      ---------
                                                                     335,137                        321,662
       Accumulated depreciation                                      (99,349)                       (92,237)
                                                                   ---------                      ---------
                                                                     235,788                        229,425
    Construction in progress                                           1,162                          6,986
    Cash                                                               1,438                            674
    Accounts receivable and accrued income, net                        7,786                          9,522
    Prepaid expenses                                                   3,899                          4,629
    Deferred debt expense, net                                        13,289                         15,423
    Other assets                                                       6,412                          2,748
                                                                   ---------                      ---------
TOTAL ASSETS                                                       $ 269,774                      $ 269,407
                                                                   ---------                      ---------
                                                                   ---------                      ---------

LIABILITIES

    Notes payable                                                  $ 276,981                      $ 273,083
    Accounts payable, accrued expenses and other liabilities          13,251                         11,982
    Deferred income                                                    2,332                          1,077
                                                                   ---------                      ---------
TOTAL LIABILITIES                                                    292,564                        286,142
                                                                   ---------                      ---------
MINORITY INTERESTS                                                        --                             --
                                                                   ---------                      ---------
STOCKHOLDERS' EQUITY  (DEFICIT)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 12,061,551 and 11,879,100 shares issued and
      outstanding, respectively                                          121                            119
    Additional paid-in capital                                        14,625                         12,243
    Accumulated deficit                                              (37,536)                       (29,097)
                                                                   ---------                      ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (22,790)                       (16,735)
                                                                   ---------                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 269,774                      $ 269,407
                                                                   ---------                      ---------
                                                                   ---------                      ---------

       The accompanying notes are an integral part of these statements.

                             SAUL CENTERS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                           For The                 For The
                                                                         Three Months            Nine Months
                                                                      Ended September 30,     Ended September 30,
                                                                      -------------------     -------------------
(In thousands, except per share amounts)                               1996        1995        1996        1995
                                                                      -------     -------     -------     -------
REVENUE
    Base rent                                                         $12,579     $11,879     $37,217     $35,244
    Expense recoveries                                                  2,413       2,309       6,885       6,702
    Percentage rent                                                       745         705       2,170       2,064
    Other                                                                 394         412       1,312       1,670
                                                                      -------     -------     -------     -------
TOTAL REVENUE                                                          16,131      15,305      47,584      45,680
                                                                      -------     -------     -------     -------
EXPENSES
    Operating expenses                                                  2,045       1,948       6,164       6,036
    Provision for credit losses                                            90          75         251         189
    Real estate taxes                                                   1,498       1,240       4,382       3,907
    Interest expense                                                    4,683       4,505      13,716      13,155
    Amortization of deferred debt expense                                 733         607       2,199       1,746
    Depreciation and amortization                                       2,245       2,505       7,852       7,299
    General and administrative                                            722         705       2,284       2,197
                                                                      -------     -------     -------     -------
TOTAL EXPENSES                                                         12,016      11,585      36,848      34,529
                                                                      -------     -------     -------     -------

NET INCOME BEFORE MINORITY INTERESTS                                    4,115       3,720      10,736      11,151
                                                                      -------     -------     -------     -------
MINORITY INTERESTS
    Minority share of income                                           (1,111)     (1,005)     (2,899)     (3,011)
    Distributions in excess of earnings                                  (602)       (708)     (2,240)     (2,128)
                                                                      -------     -------     -------     -------
TOTAL MINORITY INTERESTS                                               (1,713)     (1,713)     (5,139)     (5,139)
                                                                      -------     -------     -------     -------
NET INCOME                                                            $ 2,402     $ 2,007     $ 5,597     $ 6,012
                                                                      -------     -------     -------     -------
                                                                      -------     -------     -------     -------
NET INCOME PER SHARE

Net income per share before minority interests                        $  0.25     $  0.23     $  0.66     $  0.69
                                                                      -------     -------     -------     -------
                                                                      -------     -------     -------     -------

Net income per share                                                  $  0.20     $  0.17     $  0.47     $  0.51
                                                                      -------     -------     -------     -------
                                                                      -------     -------     -------     -------

       The accompanying notes are an integral part of these statements.

                             SAUL CENTERS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (Unaudited)

                                                           Additional
                                                  Common     Paid-in     Accumulated
(In thousands, except per share amounts)          Stock      Capital        Deficit       Total
                                                 --------  ----------    -----------    ---------

STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1994                     $ 119     $12,243      $(16,926)     $ (4,564)

      Net income                                      --          --         6,361         6,361
      Distributions ($1.17 per share)                 --          --       (13,899)      (13,899)
      Distributions payable ($.39 per share)          --          --        (4,633)       (4,633)
                                                   -----     -------      --------      --------

    Balance, December 31, 1995                       119      12,243       (29,097)      (16,735)

      Issuance of 56,050 shares of common
        stock through dividend reinvestment plan      --         739            --           739
      Net income                                      --          --         1,686         1,686
      Distributions payable ($.39 per share)          --          --        (4,654)       (4,654)
                                                   -----     -------      --------      --------

    Balance, March 31, 1996                          119      12,982       (32,065)      (18,964)

      Issuance of 58,980 shares of common
        stock through dividend reinvestment plan       1         794            --           795
      Net income                                      --          --         1,509         1,509
      Distributions payable ($.39 per share)          --          --        (4,678)       (4,678)
                                                   -----     -------      --------      --------

    Balance, June 30, 1996                           120      13,776       (35,234)      (21,338)

      Issuance of 67,421 shares of common
        stock through dividend reinvestment plan       1         849            --           850
      Net income                                      --          --         2,402         2,402
      Distributions payable ($.39 per share)          --          --        (4,704)       (4,704)
                                                   -----     -------      --------      --------

    Balance, September 30, 1996                    $ 121     $14,625      $(37,536)     $(22,790)
                                                   -----     -------      --------      --------
                                                   -----     -------      --------      --------

       The accompanying notes are an integral part of these statements.

                                  SAUL CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                               For The
                                                             Nine Months
                                                          Ended September 30,
                                                         ---------------------
(In thousands)                                             1996         1995
-------------                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $  5,597     $  6,012
                                                         --------     --------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Minority interests                                5,139        5,139
          Depreciation and amortization                    10,051        9,045
          Provision for credit losses                         251          189
          Decrease in accounts receivable                   1,485        2,102
          Increase in prepaid expenses                        (10)      (1,014)
          Increase in other assets                         (3,664)        (291)
          Increase (decrease) in accounts payable
            and other liabilities                           1,269          (15)
          Increase (decrease) in deferred income            1,255         (523)
                                                         --------     --------
                Total adjustments                          15,776       14,632
                                                         --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  21,373       20,644
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                   (6,659)      (4,535)
    Additions to construction in progress                    (992)     (15,039)
                                                         --------     --------
NET CASH USED IN INVESTING ACTIVITIES                      (7,651)     (19,574)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                            18,302       23,400
    Repayments on notes payable                           (14,404)      (3,951)
    Additions to deferred debt expense                        (65)      (2,479)
    Proceeds from the reinvestment of dividends in
      shares of common stock                                2,384           --
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                  (19,175)     (19,038)
                                                         --------     --------
NET CASH USED IN FINANCING ACTIVITIES                     (12,958)      (2,068)
                                                         --------     --------

Net increase (decrease) in cash                               764         (998)
Cash, beginning of period                                     674        1,027
                                                         --------     --------
Cash, end of period                                      $  1,438     $     29
                                                         --------     --------
                                                         --------     --------

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

FORMATION AND STRUCTURE OF COMPANY

    Saul Centers was formed to continue and expand the shopping center businesses previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. These properties and related management functions collectively represent the "Saul Centers Portfolio Properties." Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which the Company developed into a neighborhood shopping center. Therefore, as of September 30, 1996, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers"), and three predominantly office properties (the "Commercial Properties"). Saul Centers completed its initial stock offerings on August 26, 1993, with the sale of 11,400,000 shares of common stock at $20 per share in an initial public offering and 479,050 shares of common stock at $20 per share in a private offering to The Saul Organization (collectively, the "Offerings"). Subsequent to the Offerings, there were 11,879,100 shares of common stock and no shares of preferred stock outstanding. Net proceeds of the Offerings (after expenses of approximately $18.2 million), and net proceeds of new bank borrowings were primarily used to curtail existing indebtedness related to the Saul Centers Portfolio Properties. After consummation of the Offerings, Saul Centers owned a 73.0 percent general partnership interest in the Operating Partnership and a 1.0 percent general partnership interest in each of the two Subsidiary Partnerships, which were formed for tax planning purposes and to facilitate future financing by the Company. Saul Centers made an election to be treated as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT").

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

BASIS OF PRESENTATION

    In the opinion of management, the consolidated financial statements reflect all adjustments necessary for fair presentation of the financial position and results of operations of Saul Centers. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers for the year ended December 31, 1995, which are included in its
                                       8

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

    A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of September 1996, no single Shopping Center accounted for more than 11.1 percent of the total Shopping Center gross leasable area ("GLA"). Only one Shopping Center tenant, Giant Food, accounted for more than 2.0 percent of the Company's total revenues for the year ending December 31, 1995 and only three Shopping Center tenants, Giant Food, Best Buy, and Chevy Chase Bank, F.S.B., individually accounted for more than 1.5 percent of total revenues for 1995.

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

                                  SAUL CENTERS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Interest expense capitalized during the three month and nine month periods ended September 30, 1996, was $101,000 and $419,000, respectively.

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

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

    Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable include $2,055,000 at September 30, 1996, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are charged to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $232,000 at September 30, 1996.

DEFERRED DEBT EXPENSE

    Deferred debt expense consists of financing fees and costs incurred to obtain long-term financing and interest rate protection agreements. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt expense in the accompanying financial statements is shown net of accumulated amortization of $7,199,000 at September 30, 1996.

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

PER SHARE DATA

    Per share data for net income before minority interests is presented on a fully converted basis and is computed using weighted average shares of 16,432,240 and 16,272,263, for the quarters ended September 30, 1996 and 1995, respectively and 16,369,834 and 16,272,263 for the nine month periods ended September 30, 1996 and 1995, respectively. Per share data relating to net income after minority interests is computed on the basis of 12,039,077 and 11,879,100 weighted average common shares outstanding during the quarters ended September 30, 1996 and 1995, respectively and 11,976,671 and 11,879,100 for the nine month periods ended September 30, 1996 and 1995, respectively.

                                  SAUL CENTERS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

    The Saul Organization holds 4,393,163 Convertible Limited Partnership Units of the Operating Partnership, representing a 26.7 percent limited partnership interest, as of September 30, 1996. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided that it may not exercise the rights at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9 percent of the outstanding equity securities of Saul Centers. The Saul Organization's 26.7 percent limited partnership interest in the Operating Partnership is presented as minority interests in the accompanying financial statements.

DIRECTORS DEFERRED COMPENSATION PLAN

    A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. Before the beginning of any calendar year, a director may elect to defer all or part of his or her director's fees to be earned in that year and the following years. A director has the option to have deferred director's fees paid in cash or in shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares distributed to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. Shares authorized and registered for use under the plan total 70,000. As of September 30, 1996, 24,296 shares had been credited to the director's deferred fee accounts.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes standards for measuring and accounting for impairment of long-lived assets held for production of income as well as long-lived assets to be "Disposed Of." The standard is required to be implemented in 1996 and, in the opinion of management, will not have a material impact on the Company's consolidated results of operations or financial position.

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

3.  CONSTRUCTION IN PROGRESS

    Construction in progress represents the costs of open construction phases in the redevelopment of Seven Corners center, including direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs such as interest, real estate taxes and insurance.


4.  NOTES PAYABLE

    In conjunction with the Offerings, the Company assumed and refinanced with the existing lenders $74.8 million of mortgage notes payable. The remaining mortgage and other notes payable assumed by the Company (including accrued interest and prepayment penalties) were repaid with the net proceeds of the Offerings and $117.8 million of new bank borrowings. Notes payable totaled $277.0 million at September 30, 1996, of which $265.7 million was floating rate debt and $249.8 million of which was capped by interest rate protection agreements (see "Notes Payable - Interest Rate Protection Agreements").

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

    The ratings of the Company's $128 million of Mortgage Notes were affirmed by Fitch Investors Service, Inc. as of March 1996. Fitch noted that the affirmation of ratings reflected financial performance consistent with the initial underwriting of these Mortgage Notes.

    As of September 30, 1996, the Company had a $100.1 million secured revolving credit facility with outstanding borrowings of $86.7 million. The line requires monthly interest

                                  SAUL CENTERS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

4.  NOTES PAYABLE (CONTINUED)

payments of LIBOR plus 1.875 percent. At September 30, 1996, $13.4 million was available for borrowing on the line. As of September 30, 1996, the scheduled maturities of all debt for years ending December 31, are as follows:

                                Debt Maturity Schedule
                                    (IN THOUSANDS)

        October through December 31, 1996                    $    319

        1997...............................................     1,592
        1998...............................................    88,510*
        1999...............................................    37,917
        2000...............................................    11,287*
        2001...............................................   128,436
        Thereafter.........................................     8,920
                                                              -------
        Total                                                $276,981
                                                              -------
                                                              -------

    * Subsequent to September 30, 1996, the Company closed on a new $77.0 million fixed rate secured mortgage loan, maturing in December 2011, which repaid floating rate loans maturing during the year 1998, ($64.2 million), and year 2000, ($10.8 million), as discussed further in "Management's Discussion and Analysis of Financial Condition."

INTEREST RATE PROTECTION AGREEMENTS

    Simultaneously with the completion of the Offerings, the Company (i) entered into interest rate protection agreements (interest rate caps) to limit the Company's exposure to increases in interest rates on $199.8 million of its floating rate debt above a LIBOR strike price of 4.25 percent for a period of one year ending in August 1994 and (ii) entered into additional interest rate protection agreements for $199.8 million with a LIBOR strike price of 5.25 percent for the ensuing four years ending in August 1998. When adding the Company's current weighted average interest rate "spread" of approximately 1.45 percent over LIBOR at September 30, 1996 to the 5.25 percent strike price, the result is a maximum interest rate of approximately 6.70 percent for $199.8 million of the Company's debt. The costs of these interest rate protection agreements were paid at the time of the Offerings and the expense is being amortized over the terms of the respective agreements.

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

    In March of 1995, the Company purchased $50 million of interest rate protection with a LIBOR strike price of 7.5 percent for a four-year term expiring March 1999. When adding the Company's current weighted average interest rate "spread" of approximately 1.45 percent over LIBOR at September 30, 1996 to the 7.5 percent strike price, the result is a maximum interest rate of approximately 8.95 percent for $50 million of the Company's September 30, 1996 floating rate debt. Additionally the Company purchased $71.8 million of interest rate protection with a LIBOR strike price of 7.5 percent for a two-year term following the August 1998 expiration of the 5.25 percent interest rate protection agreement. The cost of these interest rate protection agreements was paid at the March 20, 1995 purchase date and is being amortized on a straight-line basis over the respective term of the agreements.

    As a result of the purchased interest rate protection agreements, $249.8 million of the Company's current floating rate debt is capped, at LIBOR strike prices of 5.25 percent ($199.8 million), and 7.5 percent ($50.0 million), respectively. Approximately $15.9 million of the Company's September 30, 1996 floating rate debt was not capped.

    The Company is exposed to interest rate risk and to risk of credit loss to the extent the counter party to the interest rate protection agreement is unable to perform. The interest rate risk refers to the Company's continuing obligation related to the stated interest rates in the existing debt agreements. Risk of credit loss is limited to the cost of replacing the interest rate protection agreements at current rates and not the notional principal amount, which is the amount upon which interest rates are applied to determine payment streams under the agreements. The Company does not anticipate non-performance by the counterparties of which there are three separate institutions. Income earned by the operation of the interest rate protection agreements for the three months and nine months ended September 30, 1996, was $131,000 and $383,000, respectively, and was reported as an offset to interest expense.

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

    The financial statements for the three month and nine month periods ended September 30, 1996 reflect the EITF consensus and include charges to net income of $1,713,000 and $5,139,000, respectively. For the three month period ended September 30, 1996, the $1,713,000 charge consisted of $1,111,000 related to the predecessor's share of the net income and $602,000 related to distributions to minority interests in excess of allocated net income. For the nine month period ended September 30, 1996, the $5,139,000 charge consisted of $2,899,000 related to the predecessor's share of net income and $2,240,000 related to distributions to minority interests in excess of allocated net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers" and, together with its wholly owned subsidiaries and the limited partnerships of which it or one if its wholly owned subsidiaries is the sole general partner, the "Company") as of September 30, 1996 and for the three and nine month periods ending September 30, 1996.

FINANCIAL CONDITION

    As of September 30, 1996, the Current Portfolio Properties consisted of 30 community and neighborhood shopping center properties (the "Shopping Centers"), and three predominantly office properties (the "Commercial Properties"), located in seven states and the District of Columbia. The Commercial Properties consist of one office property and one office/retail property, both located in the District of Columbia, and one research park located in a Maryland suburb of Washington, D.C. See attached Exhibit (Schedule of Portfolio Properties) for a listing of all properties owned as of September 30, 1996.

    At September 30, 1996 and 1995, tenants leased 90.7 and 92.2 percent, respectively, of the Company's leasable area, exclusive of the Seven Corners center which is undergoing a significant redevelopment (see discussion below). The Company's total percentage leased as of September 30, 1996 and 1995 was 90.5 percent and 92.2 percent, respectively, including Seven Corners. The decline in the leasing percentages at September 30, 1996 versus September 30, 1995 were caused primarily by the bankruptcy of F&M Distributors located at Beacon Mall and Seven Corners and the United Mine Workers Pension Trust's (UMWA) reduced space requirements of approximately 20,000 square feet at Van Ness Square.
The UMWA renewed their lease for 55,000 square feet effective January 1996.


    The Company has been selectively involved in development and acquisition activities. The Company continues to evaluate land parcels for retail development and to evaluate potential acquisitions of operating retail properties in order to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment and renovation opportunities within the portfolio, as demonstrated by its recent activities at Seven Corners, Lumberton and Great Eastern.

    The first phase renovation and repositioning of Seven Corners, the Company's largest shopping center, from an enclosed mall to a large community retail center has been completed, with the facade of the redeveloped center completed in September 1995. A 35,000 square foot Barnes & Noble book superstore opened in early October 1995, and a 50,000 square foot Bob's Store opened in March 1996. These new tenants accompany the 26,000 square foot Ross Dress for Less, the 50,000 square foot Best Buy and the renovated and reopened 23,000 square foot Woolworth's store. These five anchor tenants comprise over 32 percent of the current leasable space in the shopping center. Construction was completed in June 1995 of a 16,000 square foot expansion of an outparcel building. This space is fully leased to service-oriented tenants, some of which relocated from the former enclosed mall. Construction has been recently completed on two free-standing restaurant pads, leased by Pizzeria Uno and Wendy's, totaling 10,000 square feet.
Wendy's opened in May 1996, while Pizzeria Uno opened for business in September 1996.

    Also at Seven Corners, in February 1996, the Company entered into a twenty-year lease with Shoppers Food Warehouse for their latest prototype 65,000 square foot Shoppers Club grocery store, and in May 1996, the Company entered into a thirty-year lease with Home Depot U.S.A., Inc. for 127,000 square feet of space, to include approximately 106,000 square feet of indoor home improvement space and 21,000 square feet of outside garden center area. The former Woodward and Lothrop department store building was demolished in October 1996 to accommodate the construction of The Home Depot store and associated parking, and the Shoppers Club grocery store. Construction of this phase of the development is projected to be completed in late summer of 1997. The signing of these two anchor leases substantially completes the retail leasing for the redevelopment of the Company's 570,000 square foot Seven Corners shopping center, with approximately 32,000 square feet of the former F & M Distributors drug store space remaining to lease.

    Lumberton is a 182,000 square foot, neighborhood shopping center anchored by Super Fresh and Rite Aid, located east of Philadelphia in southern New Jersey. The Company is renovating the shopping center's facade and upgrading signage and lighting. This renovation will be substantially completed in November 1996.

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

    On January 22, 1996, the Company acquired Clarendon Station, 4,868 square feet of retail shop space adjacent to the Company's Clarendon property. Both properties are located across from a Metro subway station entrance in Arlington, Virginia. The newly acquired property is 100 percent leased to five retail service tenants. The purchase price was $833,500, of which $431,750 was paid in cash and $401,750 was paid in the form of a four-year mortgage note at a fixed interest rate of 8.0 percent. The property is zoned for higher density retail and office uses. There is considerable development activity in the neighborhood surrounding the Clarendon property.

    The Company's capital strategy is to continue to maintain a ratio of total debt to total asset value of 50 percent or less and to limit its exposure to increases in interest rates. The Company's interest rate protection agreements cap LIBOR on $249.8 million of its $265.7 million of floating rate debt which was outstanding at September 30, 1996. The Company has also capped LIBOR at
5.25 percent on $199.8 million through August 1998 and has capped LIBOR at 7.50 percent on an additional $50 million through March 1999. In conjunction with the August 1, 1994 issue of the Mortgage Notes, the Company purchased $128 million of interest rate protection agreements, with a LIBOR strike price of
7.50 percent for a three-year term following the expiration of the 5.25 percent interest rate protection agreements. In March 1995, the Company purchased $71.8 million of interest rate protection agreements, with a LIBOR strike price of 7.50 percent for a two-year term following the expiration of the balance of the 5.25 percent interest rate protection agreements.

    On November 7, 1996, the Company closed a $77.0 million secured mortgage loan with AEGON USA Realty Advisors, Inc. The loan is for a term of fifteen years and requires monthly payments of principal and interest based upon an annual fixed interest rate of 8.64% and a twenty-year principal amortization rate. A balloon payment of approximately $34 million is scheduled to be due at maturity December 2011. The loan is secured by six of the Company's retail and office properties. The proceeds of this loan were used to repay existing floating rate debt which had a weighted average remaining term of approximately 2.3 years and a weighted average interest rate of LIBOR plus 1.93%, or 7.56% assuming the three month LIBOR rate effective as of September 30, 1996.

    The Company has also executed a loan commitment with an institutional investor, for a secured mortgage loan in the amount of $38.5 million. The loan is for a term of 16 years, and the interest rate is fixed at 7.88%. The loan will be secured by the Company's 601 Pennsylvania Avenue, Washington, D.C.
office property.   Closing and funding is expected to be in late December 1996.
The proceeds of this loan will be used to repay the property's existing floating rate debt which currently has a remaining term of approximately 3 years. The interest rate on the debt being repaid is LIBOR plus 2.25% equivalent to 7.88% assuming the three month LIBOR rate effective as of September 30, 1996. Upon closing of this loan, the Company will have fixed interest rates on approximately 46% of its total debt. The balance of the Company's debt is floating rate debt tied to LIBOR rates, and is all covered by interest rate protection agreements which cap LIBOR at 5.25 percent through August 1998 and
7.5 percent through August 2000. Thereafter, a significant portion of this floating rate debt is capped at a LIBOR rate of 7.5 percent into the year 2001. Subsequent to the closing of the new fixed rate financings, the Company plans to sell a portion of its interest rate protection agreements.

    The Company expects to use a portion of its unused line of credit, of which $13.4 million was available at September 30, 1996, and $21.5 million was available after the closing of the $77.0 million mortgage loan discussed above, to fund the remaining construction and development costs for its Seven Corners redevelopment and other renovation activities (see "Liquidity and Capital Resources - Borrowing Capacity"). The Company intends to finance future acquisitions, development and debt repayments by utilizing various capital sources, which could include bank and institutional borrowings and private and public offerings of debt or equity securities.

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

    In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3 percent discount from market price without payment of any brokerage commission, service charges or other expenses. All expenses of the Plan will be paid for by the Company. The January 31, 1996 dividend was the initial dividend payment date under which the Company's stockholders could participate in the Plan. A total of 56,050, 58,980 and 67,421 new shares were issued as of the January 31, 1996, April 30, 1996 and July 31, 1996 dividend pay dates. Subsequent to the quarter ended September 30, 1996, stockholders owning a total of 2,333,536 shares of common stock reinvested their dividends on October 31, 1996, resulting in the issue of 64,152 new shares at a discounted share price of $14.19 per share.

    For the nine month period ended September 30, 1996, cash flow of $21,373,000 was provided from operations, $3,833,000 was provided from financings after debt repayments and $2,384,000 was provided by dividends reinvested in the Company's dividend reinvestment program. Cash was required primarily for distributions to common stockholders and holders of convertible limited partnership units of $19,175,000, additions to real estate investments (including the Clarendon Station acquisition) of $6,659,200, and construction projects of $992,000.

Borrowing Capacity

    As of September 30, 1996, the Company had a $100.1 million secured revolving credit facility with outstanding borrowings of $86.7 million. Borrowings under this facility require monthly interest payments at 1.875 percent above LIBOR. The Company had $13.4 million available under the line of credit as of September 30, 1996. The Company used net proceeds from the $77.0 million secured mortgage loan to refinance and paydown a portion of its line of credit facility. Coincident with the closing of the new loan the secured revolving credit facility was amended to reflect the release of five properties which now secure the $77.0 million mortgage loan. As a result of this financing, as of November 7, 1996, the amended line of credit commitment totaled $44.0 million, and the available borrowings under this facility increased to $21.5 million.

    Management believes that the Company's current capital resources, together with its borrowing capacity and its intended refinancings, will be sufficient to meet its liquidity needs for the foreseeable future.

RESULTS OF OPERATIONS

    The following discussion compares the results of the Company for the three and nine month periods ended September 30, 1996 and 1995. This information should be read in conjunction with the accompanying consolidated and combined financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

    Base rent and expense recoveries were $12,579,000 and $2,413,000, respectively, for the three month period ended September 30, 1996 (the "1996 Quarter"), compared to $11,879,000 and $2,309,000, respectively, for the comparable quarter in 1995 (the "1995 Quarter"), representing a $700,000 (5.9 percent) increase in base rent and $104,000 (4.5 percent) increase in expense recoveries. The increase in base rent results primarily from new leases placed in service at Seven Corners, Great Eastern and Leesburg Pike for the 1996 Quarter but not present during the 1995 Quarter.

    Percentage rent was $745,000 in the 1996 Quarter, compared to $705,000 in the 1995 Quarter, representing an increase of $40,000 (5.7 percent).

    Other income, which is composed primarily of parking income, kiosk leasing, temporary leases, and payments associated with early termination of leases, was $394,000 in the 1996 Quarter, compared to $412,000 in the 1995 Quarter, representing a decrease of $18,000 (4.4 percent).

    Operating expenses, composed primarily of repairs and maintenance, utilities, payroll and insurance, increased $97,000 (5.0 percent) to $2,045,000 in the 1996 Quarter from $1,948,000 in the 1995 Quarter.

    Real estate taxes increased $258,000 (20.8 percent) to $1,498,000 in the 1996 Quarter from $1,240,000 in the 1995 Quarter. The real estate tax increase was mainly attributable to a significant increase in taxes assessed at Seven Corners center, due to the shopping center's redevelopment.

    The provisions for credit losses increased $15,000 (20.0 percent) to $90,000 in the 1996 Quarter from $75,000 in the 1995 Quarter. The credit loss increase results from the comparison with the 1995 Quarter, in which the provision was reduced by collections of several tenant receivables previously written-off. The provision for the 1996 Quarter represents a return to historically normal credit loss activity.

    Interest expense of $4,683,000 for the 1996 Quarter represented an increase of $178,000 (4.0 percent) over $4,505,000 reported for the 1995 Quarter. This increase is primarily attributable to an approximately $13.0 million increase in average loan balances outstanding. The additional borrowings were used primarily to fund the Company's acquisition and development activities.

    Amortization of deferred debt expense increased to $733,000 for the 1996 Quarter from $607,000 for the 1995 Quarter, representing an increase of $126,000 (20.8 percent). The increase resulted primarily from an accounting adjustment of deferred debt amortization in the 1995 Quarter, not present in the 1996 Quarter.

    General and administrative expense, which consists primarily of administrative, payroll and other overhead expense, was $722,000 for the 1996 Quarter, as compared to $705,000 for the 1995 Quarter, representing an increase of $17,000 (2.4 percent).

    Depreciation and amortization expense decreased $260,000 (10.4 percent) from $2,505,000 in the 1995 Quarter to $2,245,000 in the 1996 Quarter.

Nine months Ended September 30, 1996 Compared to Nine months Ended September 30, 1995

    Base rent and expense recoveries were $37,217,000 and $6,885,000, respectively, for the nine months ended September 30, 1996 (the "1996 Period"), compared to $35,244,000 and $6,702,000, respectively, for the comparable period in 1995 (the "1995 Period"), representing a $1,973,000 (5.6 percent) increase in base rent and $183,000 (2.7 percent) increase in expense recoveries. The increase in base rent resulted primarily from new leases placed in service at Seven Corners, Great Eastern and Leesburg Pike for the 1996 Period but not present during the 1995 Period.

    Percentage rent was $2,170,000 in the 1996 Period, compared to $2,064,000 in the 1995

Period, representing an increase of $106,000 (5.1 percent).

    Other income, which consists primarily of parking income at two of the Commercial Properties, kiosk leasing, temporary leases, and lease termination payments associated with early termination of leases, was $1,312,000 in the 1996 Period, compared to $1,670,000 in the 1995 Period, representing a decrease of $358,000 (21.4 percent). The decrease resulted primarily from lower lease termination payments in the 1996 period compared to amounts received during the 1995 Period.

    Operating expenses, consisting mainly of repairs and maintenance, utilities, payroll and insurance, increased $128,000 (2.1 percent) to $6,164,000 in the 1996 Period from $6,036,000 in the 1995 Period.

    Real estate taxes increased 475,000 (12.2 percent) to $4,382,000 in the 1996 Period from $3,907,000 in the 1995 Period. The real estate tax increase was mainly attributable to a significant increase in taxes assessed at Seven Corners center, due to the shopping center's redevelopment.

    The provision for credit losses increased $62,000 (32.8 percent) to $251,000 in the 1996 Period from $189,000 in the 1995 Period. The credit loss increase results from the comparison with the 1995 Period, in which the provision was reduced by collections of several tenant receivables previously written-off. The provision for the 1996 Period represents a return to historically normal credit loss activity.

    Interest expense of $13,716,000 for the 1996 Period represented an increase of $561,000 (4.3 percent) from $13,155,000 in the 1995 Period. The increase is primarily attributable to an approximately $18.3 million increase in average outstanding loan balances. The additional borrowings were used primarily to fund the Company's acquisition and development activities.

    Amortization of deferred debt expense increased to $2,199,000 for the 1996 Period from $1,746,000 for the 1995 Period, representing a increase of $453,000 (25.9 percent). The increase resulted primarily from the amortization of costs incurred for interest rate protection agreements acquired in March 1995 and an accounting adjustment of deferred debt amortization in the 1995 Period, not present in the 1996 Period.

    General and administrative expense, which consists primarily of administrative, payroll and other overhead expenses, was $2,284,000 for the 1996 Period, as compared to $2,197,000 for the 1995 Period, representing an increase of $87,000 (4.0 percent).

    Depreciation and amortization expense increased $553,000 (7.6 percent) from $7,299,000 in the 1995 period to $7,852,000 in the 1996 period. The increase resulted primarily from placing in service the newly redeveloped portions of Seven Corners, Great Eastern and Leesburg Pike centers.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         The Company's Schedule of Portfolio Properties and the Financial Data Schedule are attached hereto.

    (b)  Reports on Form 8-K

         None

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SAUL CENTERS, INC.
                                       (Registrant)



    Date:      November 14, 1996       /s/ Philip D. Caraci
            ----------------------     ----------------------------
                                       Philip D. Caraci, President


    Date:      November 14, 1996       /s/ Scott V. Schneider
            ----------------------     ----------------------------
                                       Scott V. Schneider
                                       Vice President, Chief Financial Officer

SAUL CENTERS, INC
SCHEDULE OF CURRENT PORTFOLIO PROPERTIES
SEPTEMBER 30, 1996



                                        Leasable      Year
                                          Area      Developed       Land       Percentage Leased
                                        (Square    or Acquired      Area
    Property            Location         Feet)     (Renovated)    (Acres)    09/30/96   09/30/95  Anchor/Significant Tenants
-----------------     --------------    --------   -----------    -------    --------   --------  --------------------------

SHOPPING CENTERS
  Ashburn Village     Ashburn, VA        108,204      1994          12.7       100%        99%    Giant Food, Blockbuster
  Beacon Mall         Alexandria, VA     290,845      1972
                                                     (1993)         32.3        73%        94%    Giant Food, Office Depot,
                                                                                                  Outback Steakhouse, Marshalls
  Belvedere           Baltimore, MD       54,941      1972           4.8        100%      100%    Giant Food, Rite Aid
  Boulevard           Fairfax, VA         56,578      1994           5.0        100%      100%    Magruders, Danker Furniture
  Clarendon           Arlington, VA        6,940      1974           0.5        100%      100%
  Clarendon Station   Arlington, VA        4,868      1996           0.1        100%       (A)
  Crosstown           Tulsa, OK          197,135      1975          26.4         37%       28%    C. R. Anthony
  Flagship Center     Rockville, MD       21,500      1972,
                                                      1989           0.5        100%      100%    NationsBank, Chevy Chase
                                                                                                  Bank, F.S.B.
  French Market       Oklahoma
                      City, OK           213,658      1974
                                                     (1984)         13.8         94%       98%    Fleming Food, Treasury Drug,
                                                                                                  Furr's Cafeteria
  Germantown          Germantown, MD      26,241      1992           2.7         75%       58%
  Giant               Baltimore, MD       70,040      1972
                                                     (1990)          5.0        100%      100%    Giant Food
  The Glen            Lake Ridge, VA     112,639      1994          14.7        100%       97%    Safeway Marketplace,
                                                                                                  CVS Pharmacy
  Great Eastern       District
                      Heights, MD        255,448      1972
                                                     (1995)         23.9         90%       97%    Giant Food, Caldor, Pep Boys
  Hampshire Langley   Langley Park, MD   137,669      1972
                                                     (1979)          9.9         96%       99%    Safeway, McCrory, Rite Aid
  Leesburg Pike       Baileys
                      Crossroads, VA      80,854      1966
                                                     (1982/95)       9.4        100%       94%    Zany Brainy, CVS Pharmacy
  Lexington Mall      Lexington, KY      315,772      1974          30.0         98%       94%    McAlpin's, Dawahares of
                                                                                                  Lexington, Rite Aid
  Lumberton           Lumberton, NJ      182,229      1975
                                                     (1992/6)       23.3         80%       84%    Super Fresh, Rite Aid,
                                                                                                  Blockbuster, Mandee
  North Washington    Alexandria, VA      41,500      1974           2.0        100%      100%    Mastercraft Interiors
  Olney               Olney, MD           53,765      1975
                                                     (1990)          3.7         86%       93%
  Park Road Center    Washington, DC     106,650      1974
                                                     (1993)          1.7        100%      100%    Woolworth
  Ravenwood           Baltimore, MD       87,750      1972           8.0        100%      100%    Giant Food
  Shops at Fairfax    Fairfax, VA         64,580      1975
                                                     (1992/3)        6.7         43%       43%    Office Depot
  Southdale           Glen Burnie, MD    470,744      1972
                                                     (1986)         39.6         99%       99%    Circuit City, Giant Food,
                                                                                                  Hechinger, Kids R Us, Michaels,
                                                                                                  Marshalls, Petsmart, Value
                                                                                                  City Furniture
  Southside Plaza     Richmond, VA       345,330      1972          32.8         95%       95%    CVS Pharmacy, Nick's
                                                                                                  Supermarket, G. C. Murphy
  Sunshine City       Atlanta, GA        195,653      1976          14.6         98%      100%    Bolton Furniture, McFrugals,
                                                                                                  Pep Boys, The Emory Clinic


                                   Exhibit

SAUL CENTERS, INC
SCHEDULE OF CURRENT PORTFOLIO PROPERTIES
SEPTEMBER 30, 1996



                                        Leasable      Year
                                          Area      Developed       Land      Percentage Leased
                                        (Square    or Acquired      Area
    Property              Location       Feet)     (Renovated)    (Acres)    09/30/96   09/30/95  Anchor/Significant Tenants
----------------      ---------------   --------   -----------    -------    --------   --------  ---------------------------

SHOPPING CENTERS
  (CONTINUED)


  Thruway             Winston-Salem, NC    339,564      1972          30.5       96%        93%    Steinmart, Reading China & Glass,
                                                                                                   Harris Teeter, Fresh Market,
                                                                                                   Blockbuster, Piece Goods Shop
  Village Center      Centreville, VA      147,081      1990          17.2       84%        83%    Giant Food
  West Park           Oklahoma
                      City, OK             107,895      1975          11.2       76%        73%    Homeland Stores, Treasury Drug
  White Oak           Silver Spring, MD    480,556    1972 (1993)     28.5       99%       100%   Giant Food, Sears
                                           -------                    ----       --        ---

                      "Total Shopping
                      Centers            4,576,629                   411.3       90%        91%
                                         ---------                   -----       --        ---
COMMERCIAL PROPERTIES
  Avenel              Gaithersburg, MD     284,557      1981
                                                        /85/89       28.2        98%        99%   Oncor, Quanta Systems,
                                                                                                         General Services
                                                                                                         Administration
  601 Pennsylvania
  Ave                 Washington, DC       225,153      1974
                                                       (1986)         1.0       99%        100%   General Services Administration,
                                                                                                  Capital Grille
  Van Ness Square     Washington, DC       161,058      1974 (1990)   1.2       74%         91%   United Mine Workers Pension
                                         ---------                   ----      ---                Trust, Office Depot, Pier 1
                      "Total
                      Commercial
                      Properties           670,768                   30.4       93%         97%
                                         =========                   ====       ==         ===

"Total Shopping Center and Commercial
Properties                               5,247,397 SF               441.7       91%         92%
                                         =========                  =====       ==          ==

SHOPPING CENTER REDEVELOPMENT PROPERTY

Seven Corners         Falls Church, VA     570,726      1974
                                         ---------     (1994-7)     31.6        88%         92%   Best Buy, Bob's Stores, Barnes
                                                                    ----        --          --    & Noble, Ross Dress For Less,
                                                                                                  Woolworth, Shoppers Club, Home
                                                                                                  Depot (B)
                      "Total
                      Development
                      Properties           570,726                  31.6        88%         92%
                                         =========

                      "Total Portfolio   5,818,123 SF
                                         =========


    (A) Contiguous retail space adjacent to Clarendon, acquired
        January 22, 1996.

    (B) The Shoppers Club and Home Depot stores, totaling 196,000 SF, are currently in development.

                                    Exhibit