Form 10-K
period 1996-12-31
SAUL CENTERS INC
filed 1997-03-31
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ----------------------
                                   FORM 10-K

          (Mark One)
     X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  ------
          EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ------
          EXCHANGE ACT OF 1934

 For the transition period from              to
                                ------------    -------------

                        Commission File number 1-12254

                              SAUL CENTERS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          MARYLAND                                             52-1833074
 -------------------------------                          ------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

          8401 CONNECTICUT AVENUE
           CHEVY CHASE, MARYLAND                                20815
   ---------------------------------------                ------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (301) 986-6000
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on which
          Title of each class                            registered
          -------------------                 -------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE           NEW YORK STOCK EXCHANGE
---------------------------------------           -----------------------

Securities registered pursuant to Section 12(g) of the Act:
              N/A
------------------------------------------------------------
                       (Title of class)
                       ----------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  ______

     The number of shares of Common Stock, $0.01 par value, outstanding as of February 20, 1997 was 12,184,433.

                               TABLE OF CONTENTS
                               -----------------


 PART I                                                       Page Numbers
                                                              ------------
Item 1.    Business.............................................     3

Item 2.    Properties...........................................    10

Item 3.    Legal Proceedings....................................    14

Item 4.    Submission of Matters to a Vote of Security Holders..    14

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...................................   14

Item 6.    Selected Financial Data...............................   15

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................   17

Item 8.    Financial Statements and Supplementary Data...........   23

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................   24

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant....   24

Item 11.   Executive Compensation.................................  24

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management..................................  24

Item 13.   Certain Relationships and Related Transactions.........  24

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedule, and
           Reports on Form 8-K....................................  24


                          FINANCIAL STATEMENT SCHEDULE

Item III.  Real Estate and Accumulated Depreciation...............F-24

                                 PART I

ITEM 1.  BUSINESS

General
-------

          Saul Centers, Inc. ("Saul Centers", and together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner, the "Company") is a Maryland corporation which began operations in August 1993. On August 26, 1993, the B.F. Saul Real Estate Investment Trust, Chevy Chase Bank, F.S.B., the B.F. Saul Company and certain affiliated entities (collectively "The Saul Organization") transferred to Saul Holdings Limited Partnership, (the "Operating Partnership") and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships"), 26 shopping center properties, one office property, one research park and one office/retail property located predominantly in the Washington, D.C./Baltimore metropolitan area and the Mid-Atlantic region of the United States along with, the related management functions to the properties. At the Company's formation, the general partner of the Operating Partnership and the Subsidiary Partnerships (collectively the "Partnerships") was Saul Centers. B. Francis Saul II serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

          Owned and managed since its formation, the Company has purchased three additional community and neighborhood shopping center properties, as well as a land parcel, which it developed into a neighborhood shopping center. Therefore, as of December 31, 1996, the Company collectively's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers") and three predominantly office properties (the "Commercial Properties").

          In August 1993, Saul Centers sold 11,400,000 shares of common stock, $0.01 par value per share, in an initial public offering and 479,050 shares of common stock in a private offering to The Saul Organization (collectively the "Common Stock" and the "Offerings"). After the Offerings, Saul Centers owned a
73.0 percent general partnership interest in the Operating Partnership and a 1.0 percent general partnership interest in each of the two Subsidiary Partnerships. In July 1994, the Company established Saul QRS, Inc., which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of one of the Subsidiary Partnerships in connection with a securitized financing. The Partnerships collectively own 100 percent of the Current Portfolio Properties and Management Functions, and through this structure, the Company controls the Current Portfolio Properties and related Management Functions.

          The Company's principal business activity is the ownership, management and development of income-producing properties. The Company's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate.

          Saul Centers has elected to be treated as a real estate investment trust ("REIT") for Federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the period ending December 31, 1993. It generally will not be subject to federal income tax, provided it annually distributes at least 95 percent of its real estate investment trust taxable income to its stockholders and meets certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders.

Management of the Current Portfolio Properties
----------------------------------------------

          The Partnerships manage the Current Portfolio Properties and will manage any subsequently acquired properties. The Management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Partnerships provide each property with a fully integrated property management capability, with approximately 115 employees and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners' communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

          The Company augments its property management capabilities by sharing with The Saul Organization certain ancillary functions, at cost, such as computer and payroll services, benefits administration and in-house legal services. The company also shares insurance administration expenses on a pro rata basis with The Saul Organization. The Saul Organization subleases office space to the Company at its cost. Management believes that these arrangements result in lower costs than could be obtained by contracting with third parties. These arrangements permit the Company to capture greater economies of scale in purchasing from third party vendors than would otherwise be available to the Company alone and to capture internal economies of scale by avoiding payments representing profits with respect to functions provided internally. The terms of all sharing arrangements with The Saul Organization, including payments related thereto, are reviewed periodically by the Company's Board of Directors.

Principal Offices
-----------------

          The principal offices of the Company are located at 8401 Connecticut Avenue, Chevy Chase, Maryland 20815, and the Company's telephone number is (301) 986-6000.

Operating Strategies
--------------------

          The Company's primary operating strategy is to focus on its community and neighborhood shopping center business and to operate its properties to achieve both cash flow growth and capital appreciation. Community and neighborhood shopping centers typically provide reliable cash flow and steady long-term growth potential. Management intends to actively manage its property portfolio by engaging in strategic leasing activities, tenant selection, lease negotiation and shopping center expansion and reconfiguration. The Company seeks to optimize tenant mix by selecting tenants for its shopping centers that provide a broad spectrum of goods and services, consistent with the role of community and neighborhood shopping centers as the source for day-to-day necessities. Management believes that such a synergistic tenanting approach results in increased cash flow from existing tenants by providing the Shopping Centers with consistent traffic and a desirable mix of shoppers, resulting in increased sales and, therefore, increased percentage rents.

          Management believes there is substantial potential for growth in cash flow as existing leases for space in the Shopping Centers expire and are renewed, or newly available or vacant space is leased. The Company intends to renegotiate leases aggressively and seek new tenants for available space in order to exploit this potential for increased cash flow. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants to increase cash flow. In those circumstances in which leases are not otherwise expiring, management intends to attempt to increase cash flow through a variety of means, including renegotiating rents in exchange for additional renewal options or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions in its leases.

          The Shopping Centers contain numerous undeveloped parcels within the centers which are suitable for development as free-standing retail facilities, such as restaurants, banks, auto centers or cinemas. Management intends actively to continue to seek desirable tenants for facilities to be developed on these sites and to develop and lease these sites in a manner that complements the Shopping Centers in which they are located.

          Management intends to renegotiate leases in the Commercial Properties aggressively and to re-lease available space actively.

          It is management's intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work day. Management believes that the Shopping Centers generally are attractive and well maintained. The Shopping Centers will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by changes in the competitive environment of a Shopping Center. Several of the Shopping Centers have been renovated recently, and a major expansion and renovation is underway at the Company's largest retail property. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail facilities.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

          The Company's acquisition and development objective is to selectively and opportunistically acquire and develop high quality, well located properties, primarily in the Mid-Atlantic region, having leases with below market rents or other substantial potential for growth in cash flow, with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company's strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail acquisitions and developments.

          Management believes that attractive opportunities for investment in existing and new shopping center properties will continue to be available. Management also believes that the Company will be well situated to take advantage of these opportunities because of its access to capital markets, ability to acquire properties either for cash or securities (including Operating Partnership interests in tax advantaged transactions) and because of management's experience in seeking out, identifying and evaluating potential acquisitions. In addition, management believes its shopping center expertise should permit it to optimize the performance of shopping centers once they have been acquired.

          In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including (i) the location and accessibility of the property; (ii) the geographic area (with an emphasis on the Mid-Atlantic region) and demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) the size of the property; (iv) the purchase price; (v) the non-financial terms of the proposed acquisition; (vi) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (vii) the "fit" of the property with the Company's existing portfolio; (viii) the potential for, and current extent of, any environmental problems; (ix) the current and historical occupancy rates of the property or any comparable or competing properties in the same market; (x) the quality of construction and design and the current physical condition of the property; (xi) the financial and other characteristics of existing tenants and the terms of existing leases; and (xii) the potential for capital appreciation.

          Although it is management's present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers in the Mid-Atlantic region, the Company may, in the future, also acquire other types of real estate in other regions of the country.

Capital Strategies
------------------

          As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50 percent or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties (collectively the "Company Portfolio") as determined by the Board of Directors by reference to the aggregate cash flow of the properties in the Company Portfolio. Given the Company's current debt level, it is management's belief that the ratio of the Company's total debt to asset value as of December 31, 1996 remains less than 50 percent.

          The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company's debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company Portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company's debt capitalization policy based on such a reevaluation and consequently, may increase or decrease the Company's debt ratio above or below 50 percent.

          The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, to lower the "spread" between the London Interbank Offered Rate ("LIBOR"), the measure upon which interest expense is calculated for the Company's variable rate debt, and to continue pursuing refinancing of portions of the Company's variable rate debt with long term fixed rate debt, whenever management determines the interest rate environment is favorable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources - -Borrowing Capacity." When capital market opportunities appeared attractive in 1996 due to favorable long-term interest rates, the Company obtained a $77 million loan which closed in November 1996. The loan has a term of 15 years and its interest rate is fixed at 8.64%. The loan is secured by six of the Company's retail and office properties. Subsequent to year end, in January 1997, the Company closed another loan in the amount of $38.5 million, for a 16 year term, at a fixed rate of 7.88%. The proceeds of these loans were used to repay existing floating rate debt, including a portion of the Company's revolving credit facility. The Company now has fixed interest rates on approximately 46% of its total debt. The balance of the debt is tied to LIBOR rates, and is all covered by interest rate protection agreements which cap LIBOR at 5.25% through August 1998 and 7.5% through August 2000. The average remaining loan term has been increased to over eight years and the weighted average interest rate was approximately 7.2% as of February 1997.

          The Company intends to finance future acquisitions and to make debt repayments by utilizing the sources of capital then deemed to be most advantageous. Such sources may include undistributed operating cash flow, secured or unsecured bank and institutional borrowings, private and public offerings of debt or equity securities, proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan, and proceeds from the sale of properties. Borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnerships' level and securities offerings may include (subject to certain limitations) the issuance of Operating Partnership interests convertible into Common Stock or other equity securities.

Competition
-----------

          As an owner of, or investor in, commercial real estate properties, the Company is subject to competition from a variety of other owners of similar properties in connection with their sale, lease or other disposition and use. Management believes that success in such competition is dependent in part upon the geographic location of the property, the tenant mix, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors impacting upon retail and commercial properties include the ease of access to the properties, the adequacy of related facilities such as parking, and the demographic characteristics in the markets in which the properties compete. Overall economic circumstances and trends and new properties in the vicinity of each of the properties in the Company Portfolio are also competitive factors.

Environmental Matters
---------------------

          The properties in the Company Portfolio are subject to various laws and regulations relating to environmental and pollution controls. The effect upon the Company of the application of such laws and regulations either prospectively or retrospectively is not expected to have a materially adverse effect on the Company's property operations. As a matter of policy, the Company requires an environmental study be performed with respect to a property that may be subject to possible environmental hazards prior to its acquisition to ascertain that there are no material environmental hazards associated with such property.

Employees
---------

          As of February 28, 1997, the Company employed approximately 115 persons, including seven full-time leasing officers. None of the Company's employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Current Developments
--------------------

          A significant enhancement to our sustained historical internal growth in shopping centers has been our continuing program of renovation and expansion activities. These development activities serve to position our centers as architecturally consistent with the times in terms of facade image, site improvements and flexibility to accommodate tenant size requirements and merchandising evolution. The Company continues to take advantage of redevelopment and renovation opportunities within the portfolio, as demonstrated by its present activities at Seven Corners, Leesburg Pike and Thruway shopping centers. The Company also continues to evaluate land parcels for retail development and to evaluate potential acquisitions of operating retail properties in order to enhance operating income and cash flow growth.

          The Company's most significant redevelopment project is the Seven Corners shopping center, the Company's largest retail property, located in Falls Church, Virginia. During 1995, the Company converted an enclosed mall of approximately 400,000 leasable square feet of retail space to a large community center of approximately 545,000 square feet. Tenants now operating in this phase of redevelopment include Best Buy, Barnes & Noble, Ross Dress for Less, and Bob's Stores. In early 1996, the Company entered into lease agreements with Shoppers Club for a 69,000 square foot grocery store and with The Home Depot for a 127,000 square foot home improvement store. Construction of these two anchor stores commenced in August 1996 and will be completed in the summer of 1997. Also during 1996, Pizzeria Uno and Wendy's opened restaurants on new pad sites at Seven Corners.

          In late 1996, the Company completed a renovation of the 185,000 square foot Lumberton Plaza shopping center, located east of Philadelphia, in Lumberton, New Jersey. The center is achored by a SuperFresh grocery store. New tenant signage and a contemporary facade greatly enhance the aesthetics of this center and have measurably increased rental revenues.

          Two additional projects are set to begin construction during the spring of 1997. At the 83,000 square foot Leesburg Pike shopping center, where a facade renovation was completed in 1995, construction is scheduled to begin on a 13,000 square foot expansion of in-line shop space for new retail uses. The expansion is over 80% pre-leased and is projected to be completed in the summer of this year.

          Construction is also beginning in early spring on a facade renovation of the 340,000 square foot Thruway shopping center located in Winston-Salem, North Carolina. Thruway is anchored by Harris Teeter and Steinmart. Construction will include a 40-foot clock tower, a new tenant sign band, colonial style anchor tenant features, new lighting and a complete facade upgrade.

Financial Information
---------------------

          In 1996, the Company reported funds from operations of $25,122,000, or $1.53 per share, on a fully converted basis. This represents a $0.02 per share, or 1.2% increase over 1995 funds from operations of $24,636,000. Funds from operations, commonly regarded as a standard measure of operating performance for real estate investment trusts, is defined under industry guidelines effective for 1996, as net income plus certain non-cash charges including extraordinary and non-recurring items and real property amortization and depreciation.

          For the quarter ended December 31, 1996, the Company reported funds from operations of $6,534,000, or $0.40 per share, on a fully converted basis, on revenues of

$16,439,000, compared to funds from operations of $6,186,000, or $0.38 per share, for the quarter ended December 31, 1995, on revenues of $15,789,000.
Both funds from operations per share and revenues for the fourth quarter of 1996 represent an increase of more than 4% over the comparable quarter of 1995.

          The accompanying financial statements present the financial condition and results of operations of the Company for the years ended December 31, 1996, 1995, and 1994. The financial statements of the Company have been presented on a historical cost basis.

ITEM 2.  PROPERTIES

Overview
--------

          The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 5.8 million square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 30 neighborhood and community Shopping Centers and three Commercial Properties totaling approximately 5.1 and 0.7 million square feet of GLA, respectively.

          With the exception of four Shopping Center properties purchased or developed during the past three years, the Company Portfolio consists of seasoned properties that had been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, although it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See "Business--Operating Strategies" and "Business--Capital Strategies."

The Shopping Centers
--------------------

          Community and neighborhood shopping centers typically are anchored by one or more supermarkets, discount department stores or drug stores. These anchors offer day-to-day necessities rather than apparel and luxury goods and,
therefore, generate consistent local traffic.   By contrast, regional malls
generally are larger and typically are anchored by one or more full-service department stores.

          The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. Based upon census data, the average estimated population within a three- and five-mile radius of the Shopping Centers is approximately 112,000 and 270,000, respectively. The average household income within a three and five-mile radius of the Shopping Centers is $57,000 and $58,000, respectively, compared to a national average of $46,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that any significant numbers of competing centers will be developed in the future.

          The Shopping Centers range in size from 4,900 to 545,800 square feet of GLA, with six in excess of 300,000 square feet, and a weighted average of approximately 171,000 square feet. A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store, and offer primarily day-to-day necessities and services. As of February 1997, no single Shopping Center accounted for more than 11.0 percent of the total Shopping Center GLA. Only one Shopping Center tenant, Giant Food, accounted for more than 2.0 percent of the Company's total revenues for the year ending December 31, 1996 and only three Shopping Center tenants, Giant Food, Best Buy, and Chevy Chase Bank, F.S.B., individually accounted for more than 1.5 percent of total revenues for this period.

The Commercial Properties
-------------------------

          The three Commercial Properties are all located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 671,000 square feet, composed of 638,000 and 33,000 square feet of office and retail space, respectively. The Commercial Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another.
As a consequence, management believes that the Commercial Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.

          601 Pennsylvania Ave. is a nine-story, Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime downtown location. Van Ness Square is a six-story office/retail building rebuilt in 1990. Van Ness Square is located in a highly developed commercial area of Northwest Washington, D.C. which offers extensive retail and restaurant amenities. Management believes that the Washington, D.C. office market is one of the strongest and most stable leasing markets in the nation, with relatively low vacancy rates in comparison to other major metropolitan areas. Despite continuing announcements of government downsizing, management believes that the long-term stability of this market is attributable to the status of Washington, D.C. as the nation's capital and to the presence of the federal government, international agencies, and an expanding private sector job market throughout the metropolitan area.

          Avenel Business Park is a research park located in a Maryland suburb of Washington, D.C. and consists of eight one-story buildings built in three phases in 1981, 1985 and 1989. Management believes that, due to its desirable location, the high quality of the property and the relative scarcity of research and development space in its immediate area, Avenel should continue to attract and retain desirable tenants in the future.

          The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

           Saul Centers, Inc
Schedule of Current Portfolio Properties
           December 31, 1996

                                       Leasable      Year

                                         Area     Developed    Land

                                       (Square   or Acquired   Area   Percentage Leased

    Property         Location           Feet)    (Renovated) (Acres)  12/31/96 12/31/95          Anchor / Significant Tenants

------------------- -----------------  --------  ----------  -------  -------- -------- ------------------------------------------

Shopping Centers
  Ashburn Village   Ashburn, VA        108,204      1994       12.7      100%     100%  Giant Food, Blockbuster
  Beacon Mall       Alexandria, VA     290,845   1972 (1993)   32.3       73%      94%  Giant Food, Office Depot, Outback
                                                                                         Steakhouse, Marshalls
  Belvedere         Baltimore, MD       54,941      1972        4.8      100%     100%  Giant Food, Rite Aid
  Boulevard         Fairfax, VA         56,578      1994        5.0      100%     100%  Danker Furniture, Petco
  Clarendon         Arlington, VA        6,940        1973      0.5      100%     100%
  Clarendon Station Arlington, VA        4,868      1996        0.1      100%     (A)
  Crosstown         Tulsa, OK          197,135      1975       26.4       29%      30%  C. R. Anthony
  Flagship Center   Rockville, MD       21,500   1972, 1989     0.5      100%     100%  NationsBank, Chevy Chase Bank, F.S.B.
  French Market     Oklahoma City, OK  213,658   1974 (1984)   13.8       94%      98%  Fleming Food, Treasury Drug,
                                                                                         Furr's Cafeteria
  Germantown        Germantown, MD      26,241      1992        2.7       93%      58%
  Giant             Baltimore, MD       70,040   1972 (1990)    5.0      100%     100%  Giant Food
  The Glen          Lake Ridge, VA     112,639      1994       14.7       95%     100%  Safeway Marketplace, CVS Pharmacy
  Great Eastern     District Heights,  255,448   1972 (1995)   23.9       90%      97%  Giant Food, Caldor, Pep Boys
  Hampshire Langle  Langley Park, MD   137,659   1972 (1979)    9.9      100%      94%  Safeway, McCrory, Rite Aid
  Leesburg Pike     Baileys Crossroad   82,719   1966 (1982/9   9.4      100%     100%  Zany Brainy, CVS Pharmacy
  Lexington Mall    Lexington, KY      315,744      1974       30.0       95%      92%  McAlpin's, Dawahares of Lexington, Rite Aid
  Lumberton         Lumberton, NJ      185,729   1975 (1992/9  23.3       82%      82%  Super Fresh, Rite Aid, Blockbuster, Mandee
  North Washington  Alexandria, VA      41,500        1973      2.0      100%     100%  Mastercraft Interiors
  Olney             Olney, MD           53,765   1975 (1990)    3.7       83%      95%
  Park Road Center  Washington, DC     106,650   1973 (1993)    1.7      100%     100%  Woolworth
  Ravenwood         Baltimore, MD       87,750      1972        8.0      100%     100%  Giant Food

           SAUL CENTERS, INC.
SCHEDULE OF CURRENT PORTFOLIO PROPERTIES
            DECEMBER 31, 1996

                                         Leasable      Year
                                           Area     Developed      Land
                                         (Square    or Acquired    Area   Percentage  Leased
    Property         Location              Feet)    (Renovated)   (Acres)  12/31/96  12/31/95      Anchor / Significant Tenants
------------------- -----------------   ---------  -------------  ------- ---------- -------- -------------------------------------
Shopping Centers
 (continued)
-------------------
  Seven Corners     Falls Church , VA     545,843   1973 (1994-7)  31.6       88%      61%    Best Buy, Bob's Stores, Barnes &
                                                                                               Noble, Ross Dress For Less,
                                                                                               Woolworth,  Shopper Club,
                                                                                               Home Depot (B)
  Shops at Fairfax  Fairfax, VA            64,580   1975 (1992-3)   6.7       54%      43%    Office Depot
  Southdale         Glen Burnie, MD       470,744   1972 (1986)    39.6       98%      98%    Circuit City, Giant Food, Hechinger,
                                                                                               Kids R Us, Michaels, Marshalls,
                                                                                               Petsmart, Value City Furniture
  Southside Plaza   Richmond, VA          353,030      1972        32.8       97%      94%    CVS Pharmacy, Nick's Supermarket, G.
                                                                                               C. Murphy
  Sunshine City     Atlanta, GA           195,653      1976        14.6       98%     100%    Bolton Furniture, McFrugals, Pep
                                                                                               Boys, The Emory Clinic
  Thruway           Winston-Salem, NC     339,564      1972        30.5       94%      89%    Steinmart, Reading China & Glass,
                                                                                               Harris Teeter, Fresh Market,
                                                                                               Blockbuster, Piece Goods Shops
  Village Center    Centreville, VA       147,081      1990        17.2       84%      78%    Giant Food
  West Park         Oklahoma City, OK     107,895      1975        11.2       69%      73%    Homeland Stores, Treasury Drug
  White Oak         Silver Spring, MD     480,156   1972 (1993)    28.5       99%     100%    Giant Food, Sears
                                        ---------                 ------- ---------- --------
                    Total Shopping
                     Centers            5,135,099                 442.9       90%      88%
                                        ---------                 ------- ---------- --------
Commercial
 Properties
-----------
  Avenel            Gaithersburg, MD      284,557   1981/85/89     28.2       86%      99%    Oncor, Quanta Systems, General
                                                                                               Services Administration
  601 Pennsylvania  Washington, DC        225,153   1973 (1986)     1.0      100%      99%    General Services Administration,
                                                                                               Capital Grille
  Van Ness Square   Washington, DC        161,058   1973 (1990)     1.2       77%      86%    United Mine Workers Pension Trust,
                                                                                               Office Depot, Pier 1
                                        ---------                 ------- ---------- --------
         Total Commercial Properties      670,768                  30.4       89%      96%
                                        ---------                 ------- ---------- --------
                       TOTAL PORTFOLIO  5,805,867 SF              473.3       90%      89%
                                        =========                 ======= ========== ========


(A) Contiguous retail space adjacent to Clarendon, acquired January 22, 1996.
(B) The Shoppers Club and Home Depot stores, totaling 196,000 SF, are currently in development.

ITEM 3.  LEGAL PROCEEDINGS

          In the normal course of business, the Company is involved in litigation, including litigation arising out of the collection of rents, the enforcement or defense of the priority of its security interests, and the continued development and marketing of certain of its real estate properties. In the opinion of management, litigation that is currently pending should not have a material adverse impact on the financial condition or future operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

          Saul Centers completed the Offerings on August 26, 1993. Shares of Common Stock were sold at an initial offering price of $20 per share and the net offering proceeds were used to acquire general partnership interests in the Operating Partnership and Subsidiary Partnerships, which hold the Portfolio
Properties and the Management Functions.   The shares are listed on the New York
Stock Exchange under the symbol "BFS". The high and low sales prices for the Common Stock shares for each quarter of 1995 and 1996 were as follows:

             Period                              Share Price
             ------                          ------------------
                                               High       Low
                                             -------    -------
    January 1, 1995  --  March 31, 1995      $16 3/4    $14 3/4
    April 1, 1995    --  June 30, 1995       $17 5/8    $15 1/8
    July 1, 1995     --  September 30, 1995  $16 1/2    $15 3/8
    October 1, 1995  --  December 31, 1995   $15 7/8    $13 1/2
    January 1, 1996  --  March 31, 1996      $16 1/4    $13 7/8
    April 1, 1996    --  June 30, 1996       $14 7/8    $13
    July 1, 1996     --  September 30, 1996  $14 1/4    $12 5/8
    October 1, 1996  --  December 31, 1996   $16        $13 1/2

Holders
-------

    The approximate number of holders of record of the Common Stock was 510 as of February 20, 1997.

Dividends
---------

    Saul Centers was formed on June 10, 1993 and from that time through August 27, 1993, distributions were not paid to stockholders. Subsequent to the Offerings, the Company has declared and paid regular quarterly distributions to its stockholders. The first distribution, in the amount of $0.15 per share for the partial quarter ended September 30, 1993, was paid on October 29, 1993 to stockholders of record as of October 15, 1993. This initial amount was based upon a full quarterly distribution of $0.39 per share. The Company paid four quarterly distributions in the amount of $0.39 per share, for each of the years ended December 31, 1996, 1995 and 1994, totaling $1.56 per share for each of these years, or an annual yield of 9.5 percent based on the closing price of the Common Stock on the New York Stock Exchange as of February 28, 1997. The Company has determined that 63.8 percent of the total $1.56 per share paid in calendar year 1996 represents currently taxable dividend income to the stockholders.

    The Company's estimate of cash flow available for distributions is believed to be based on reasonable assumptions and represents a reasonable basis for setting distributions. However, the actual results of operations of the Company will be affected by a variety of factors, including actual rental revenue, operating expenses of the Company, interest expense, general economic conditions, federal, state and local taxes (if any), unanticipated capital expenditures, and the adequacy of reserves. While the Company intends to continue paying regular quarterly distributions, any future payments will be determined solely by the Board of Directors and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution requirements required to maintain its status as a REIT under the Code, and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data of the Company contained herein has been derived from the consolidated and combined financial statements of the Company and The Saul Organization. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report. The historical selected financial data have been derived from audited financial statements for all periods.

Saul Centers, Inc.
                           SELECTED FINANCIAL DATA

                     (In thousands, except per share data)

                                                                                              Predecessor to Saul
                                                     Saul Centers, Inc.                           Centers, Inc.
                                            -------------------------------------------  ---------------------------
                                                                            August 27      January 1
                                                                             through        through      Year Ended
                                              Years Ended December 31,     December 31,     August 26   December 31,
                                              1996      1995      1994        1993           1993          1992
                                            ========  ========  ========  =============  ============  =============
   Operating Data:
   --------------
     Total Revenue . . . . . . . . . . .    $ 64,023  $ 61,469  $ 57,397    $ 18,519       $ 34,472       $ 51,893
                                            --------  --------  --------  -------------  ------------  -------------
     Operating expenses. . . . . . . . .      49,761    47,258    42,787      13,594         39,744         55,939

     Operating Income. . . . . . . . . .      14,262    14,211    14,610       4,925         (5,272)        (4,046)
     Non-operating income
        Sale of interest rate protection
         agreements. . . . . . . . . . .        (972)      --       --           --             --             --
                                            --------  --------  --------  -------------  ------------  -------------
     Net income (loss) before
        extraordinary item and minority
        interests. . . . . . . . . . . .      13,290    14,211    14,610       4,925         (5,272)        (4,046)
     Extraordinary item:
        Early extinguishment of debt . .        (587)     (998)   (3,341)     (3,519)           --             --
                                            --------  --------  --------  -------------  ------------  -------------
     Net income (loss) before minority
        interests  . . . . . . . . . . .      12,703    13,213    11,269       1,406         (5,272)        (4,046)
     Minority Interests. . . . . . . . .      (6,852)   (6,852)   (4,274)       (380)           --             --
                                            --------  --------  --------  -------------  ------------  -------------
     Net income (loss) . . . . . . . . .    $  5,851  $  6,361  $  6,995    $  1,026       $ (5,272)      $ (4,046)
                                            ========  ========  ========  =============  ============  =============
   Per Share Data:
   --------------
     Net income (loss) before
        extraordinary item and minority
        interests  . . . . . . . . . . .     $   0.81  $   0.87  $   0.90    $   0.30     ---------------------------

     Net income  . . . . . . . . . . . .     $   0.49  $   0.54  $   0.59    $   0.09

     Weighted average shares outstanding:
        Fully converted  . . . . . . . .       16,497    16,272    16,272      16,272            No common shares
                                             ========  ========  ========  =============            outstanding
        Common stock . . . . . . . . . .       12,104    11,879    11,879      11,879
                                             ========  ========  ========  =============
   Dividends Paid:
   --------------
        Cash dividends to common
          stockholders . . . . . . . . .(1)  $ 18,669  $ 18,531  $ 18,531    $  1,782(2)
                                             ========  ========  ========  =============
        Cash dividends per share . . . .     $   1.56  $   1.56  $   1.56    $   0.15
                                             ========  ========  ========  =============  ---------------------------
   Balance Sheet Data:
   ------------------
     Income-producing properties
        (before accumulated
         depreciation). . . . . . . . . .    $329,664  $321,662  $300,404    $263,519                      $254,566
     Total assets . . . . . . . . . . . .     263,495   269,407   259,041     213,365                       201,940
     Total debt, including accrued
      interest  . . . . . . . . . . . . .     273,731   273,979   248,681     192,199                       335,949
===================================================================================================================

  (1) By operation of the Company's dividend reinvestment plan, $3,378 was reinvested in newly issued common stock during 1996.
  (2) Does not include dividend of $0.39 declared for the quarter ended December 31, 1993, paid on January 31, 1994 to stockholders of record on January 14, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

    The following discussion is based primarily on the consolidated financial statements of the Company as of December 31, 1996 and for the year ended December 31, 1996. Prior year data is based on the Company's consolidated financial statements as of December 31, 1995 and 1994 and for the years ended December 31, 1995 and 1994.

Liquidity and Capital Resources
-------------------------------

    The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt service and loan repayments, expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 95 percent of its "real estate investment trust taxable income," as defined in the Internal Revenue Code of 1986, as amended. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings.

    Management anticipates that during the coming year the Company may: 1) redevelop certain of the Shopping Centers, 2) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, 3) acquire existing neighborhood and community shopping centers and 4) develop new shopping center sites. Acquisition and development of properties are undertaken only after careful analysis and review, and such property is expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line or other external capital resources available to the Company.

    The Company expects to fulfill its long range requirements for capital resources in a variety of ways, including undistributed cash flow from operations, secured or unsecured bank and institutional borrowings, private or public offerings of debt or equity securities and proceeds from the sales of properties. Borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership which can be converted into shares of Saul Centers common stock.

    For the year ended December 31, 1996, operating activities provided net cash flow of $30,670,000, while investing activities used cash of $8,875,000 and financing activities, including distributions to stockholders, and proceeds from the reinvestment of dividends, used net cash of $22,431,000. Cash was required primarily for repayment of debt ($98,442,000), distributions to stockholders (25,617,000), shopping center acquisitions, renovations and capital expenditures ($6,133,000), and construction and redevelopment projects ($2,742,000).

    Management believes that the Company's current capital resources, including approximately $25,000,000 of the Company's credit line which was available for borrowing as of December 31, 1996, will be sufficient to meet its liquidity needs for the foreseeable future.

Capital Strategy and Financing Activity
---------------------------------------

    The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50 percent or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50 percent of total asset value.

    Recently, the Company closed two long-term fixed rate mortgages, which
management believes enhance the balance sheet.   The first was a $77 million
loan closed in November 1996, for a term of 15 years at a fixed interest rate of
8.64 percent, and an average twenty-year principal amortization schedule. A balloon payment of approximately $34 million will be due at maturity in December 2011. The loan is secured by six of the Company's retail and office properties. In January 1997, the Company closed another loan in the amount of $38.5 million, for a 16-year term, at a fixed rate of 7.88 percent, and a twenty-year principal amortization schedule. A balloon payment of approximately $24.5 million will be due at maturity in January 2013. This loan is secured by the 601 Pennsylvania Avenue office property. The proceeds of these loans were used to repay existing floating rate debt, including a portion of the revolving credit line, which had a weighted remaining term of less than 3 years and a weighted average interest rate of LIBOR plus 2.05 percent, or 7.58 percent assuming the three month LIBOR rate effective as of December 31, 1996.

    The Company now has fixed interest rates on approximately 46 percent of its total debt. The balance of the debt is tied to LIBOR rates, and is all covered by interest rate protection agreements which cap LIBOR at 5.25 percent through August 1998 and 7.5 percent through August 2000.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

    The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail development and potential acquisitions of operating retail properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of retail redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its continuing redevelopment activities at Seven Corners, recently completed facade renovation at Lumberton Plaza, and the planned early 1997 commencement of a renovation at Thruway and an expansion of Leesburg Pike shopping centers.

    The first phase renovation and conversion of Seven Corners, the Company's largest shopping center, from an enclosed mall to a large community retail center was finished in

September 1995. A 35,000 square foot Barnes & Noble book superstore opened in early October 1995, and a 50,000 square foot Bob's Store opened in March 1996. In addition to these new tenants, Seven Corners also features a 26,000 square foot Ross Dress for Less, a 50,000 square foot Best Buy and a renovated 23,000 square foot Woolworth's store. These five anchor tenants comprise more than 32 percent of the current leasable space in the shopping center. Construction of a 16,000 square foot expansion of an outparcel building was completed in June 1995. This space is fully leased to service-oriented tenants, some of which relocated from the former enclosed mall. Construction was also completed in 1996 on two free-standing restaurant pads leased by Wendy's and Pizzeria Uno, which opened for business in May and September 1996, respectively.

    In February 1996, the Company entered into a twenty-year lease at Seven Corners with Shoppers Club for their latest prototype 69,000 square foot grocery store, and in May 1996, the Company entered into a thirty-year 127,000 square foot lease with The Home Depot, which includes approximately 106,000 square feet of indoor home improvement space and 21,000 square feet of outside garden center area. The former Woodward and Lothrop department store building was demolished in October 1996 to accommodate the construction of the new stores and associated
parking.   Construction of this phase of development is projected to be completed in late summer of 1997. The signing of these two anchor leases substantially completes the retail leasing for the redevelopment of the
Company's 545,000 square foot Seven Corners shopping center.   The former F&M
Distributors drug store space, totaling approximately 32,000 square feet, is the remaining major retail space to lease.

    Lumberton is a 185,000 square foot, neighborhood shopping center anchored by Super Fresh and Rite Aid, located east of Philadelphia in southern New Jersey. The Company has renovated the shopping center's facade and upgraded signage and lighting. This renovation was substantially completed in November 1996.

    On January 22, 1996, the Company acquired Clarendon Station, which consists of 4,868 square feet of retail shop space next to the Company's Clarendon property. The properties are located adjacent to a Metro subway station entrance in Arlington, Virginia. The newly acquired property is 100 percent leased to four retail service tenants. The purchase price was $833,500, of which $431,750 was paid in cash and $401,750 was paid in the form of a four-year mortgage note at a fixed interest rate of 8.0 percent. The property is zoned for higher density retail and office uses. There is considerable development activity in the neighborhood surrounding the Clarendon property.

Portfolio Leasing Status
------------------------

    At December 31, 1996, the portfolio consisted of thirty Shopping Centers and three Commercial Properties located in seven states and the District of Columbia. The Commercial Properties consist of one office property and one office/retail property, both located in the

District of Columbia, and one research park located in a Maryland suburb of Washington, D.C.

    At December 31, 1996, 89.6 percent of the Company's 5.8 million square feet of leasable space was leased to tenants, as compared to 88.6 percent at December 31, 1995. The shopping center portfolio was 89.8 percent leased at December 31, 1996 versus 87.6 percent as of December 31, 1995. The Commercial Properties were 88.5 percent leased at December 31, 1996 compared to 95.8 percent as of December 31, 1995. The overall improvement in the 1996 leasing percentage was primarily the result of substantial leasing activity at the Company's Seven Corners redevelopment project.

Results of Operations
---------------------

    The following discussion compares the results of the Company for the year ended December 31, 1996 with the year ended December 31, 1995, and compares the year ended December 31, 1995 with the year ended December 31, 1994. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto.

Years Ended December 31, 1996 and 1995
--------------------------------------

    Base rent increased to $49,814,000 in 1996 from $47,673,000 in 1995, representing a $2,141,000 (4.5 percent) increase. The increase in base rent resulted primarily from increased rents received at the redeveloped Seven Corners and Great Eastern shopping centers, and to a lesser extent, increased shopping center minimum rents at several properties due to improved leasing and generally higher rents on lease renewals.

    Expense recoveries increased to $9,301,000 in 1996 from $8,770,000 in 1995, representing an increase of $531,000 (6.1 percent). The increase in expense recoveries resulted primarily from improved leasing levels at the recently redeveloped Seven Corners, Great Eastern and Leesburg Pike shopping centers.

    Percentage rent was $2,924,000 in 1996, compared to $2,782,000 in 1995, representing an increase of $142,000 (5.1%). This increase resulted from generally improved reported sales throughout the portfolio.

    Other income, which consists primarily of parking income at two of the Commercial Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $1,984,000 in 1996, compared to $2,244,000 in 1995, representing a decrease of $260,000 (11.6%). The decline in other income resulted largely from a decline in lease termination payments.

    As a consequence of the foregoing the 1996 total revenues of $64,023,000 represented an increase of $2,554,000 (4.2 percent) over total revenues of $61,469,000 in 1995.

    Operating expenses, which consist mainly of repairs and maintenance, utilities, payroll and insurance expense, decreased $71,000 (0.9 percent) to $8,069,000 in 1996 from $8,140,000 in 1995.

    The provision for credit losses was $457,000 in 1996 compared to $404,000 in 1995, representing an increase of $53,000 (13.1 percent) . The increase resulted primarily from the provision required for a shopping center tenant which vacated its space prior to lease expiration.

    Real estates taxes were $5,914,000 in 1996 compared to $5,427,000 in 1995, representing an increase of $487,000 (9.0 percent). This was largely attributable to the increased tax assessment resulting from the redevelopment work put in place by the Company during the past two years.

    Interest expense was $18,509,000 in 1996 compared to $17,639,000 in 1995, representing an increase of $870,000 (4.9 percent). This increase is primarily attributed to an approximately $14.6 million increase in average loan balances resulting largely from the Company's acquisition and redevelopment activities.

    Amortization of deferred debt expense increased $389,000 (15.8 percent) to $2,857,000 in 1996 from $2,468,000 in 1995. This increase was primarily due to an increased level of amortization arising from the November 1995 restructuring of the Company's revolving credit agreement.

    Depreciation and amortization expense increased $435,000 (4.2 percent) from $10,425,000 in 1995 to $10,860,000 in 1996. This increase was due to the redevelopment of the Seven Corners and Leesburg Pike shopping centers.

    General and administrative expense, which consists primarily of administrative payroll and other overhead expenses, was $3,095,000 in 1996 compared to $2,984,000 in 1995, representing an increase of $111,000 (3.7 percent).

    Non-operating item, sales of interest rate protection agreements, resulted in a loss of $972,000 in 1996 due to the write-off of unamortized costs in excess of sale proceeds received when the Company sold a portion of its interest rate protection agreements. The agreements sold had a notional value of $87.0 million, and were sold subsequent to the November 1996 closing of a $77.0 million fixed rate mortgage. No sale occurred in 1995.

    Extraordinary item, early extinguishment of debt, decreased from a loss of $998,000 in 1995 to a loss of $587,000 in 1996. The losses in each period resulted from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio.

Years Ended December 31, 1995 and 1994
--------------------------------------

    Base rent increased to $47,673,000 in 1995 from $43,582,000 in 1994, representing a $4,091,000 (9.4 percent) increase. The increase in base rent resulted primarily from the acquisition of the Boulevard and The Glen shopping centers during the second quarter of 1994, the development of the Ashburn Village Center completed during the fourth quarter of 1994, the continued improvement in leasing at the redeveloped Seven Corners shopping center and, to a lesser extent, increased shopping center minimum rents at several properties due to improved leasing and generally higher rents on lease renewals.

    Expense recoveries increased to $8,770,000 in 1995 from $8,565,000 in 1994, representing a $205,000 (2.4 percent) increase. The two acquisition properties, Boulevard and The Glen, and the Ashburn Village development property, accounted for $292,000 of the expense recovery increases. Expense recoveries decreased by $211,000 at the Seven Corners shopping center largely due to reduced operating expenses associated with the redevelopment. The balance of the Shopping Centers had overall increases in expense recoveries primarily because of improved leasing and higher recoverable expenses at several properties.

    Percentage rent was $2,782,000 in 1995, compared to $2,377,000 in 1994, representing an increase of $405,000 (17.0 percent). This increase resulted from higher sales reported by several of the core portfolio properties' anchor tenants and the addition of three restaurant tenants that paid percentage rent during the 1995 period.

    Other income, which consists primarily of parking income at two of the Commercial Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $2,244,000 in 1995, compared to $2,873,000 in 1994, representing a decrease of $629,000 (21.9 percent). The decline in other income resulted largely from a decline in lease termination payments.

    As a consequence of the foregoing the 1995 total revenues of $61,469,000 represented an increase of $4,072,000 (7.1 percent) over total revenues of $57,397,000 in 1994.

    Operating expenses, which consist mainly of repairs and maintenance, utilities, payroll and insurance expense, decreased $961,000 (10.8 percent) to $7,911,000 in 1995 from $8,872,000 in 1994. This reduction was primarily due to reduced operating expenses at Seven Corners due to the renovation and lower snow removal expenses.

    The provision for credit losses was $404,000 in 1995 compared to $262,000 in 1994, representing an increase of $142,000 (54.2 percent). This variance was largely due to one tenant. Partially offsetting this current writeoff were collections of rents previously written off.

    Real estates taxes were $5,427,000 in 1995 compared to $5,210,000 in 1994, representing an increase of $217,000 (4.2 percent). This was largely attributable to the acquisition of the Glen and Boulevard shopping centers during the second quarter of 1994, and the development of the Ashburn Village center completed during the fourth quarter of 1994.

    Interest expense was $17,639,000 in 1995 compared to $13,712,000 in 1994, representing an increase of $3,927,000 (28.6 percent). This increase is primarily attributed to a rise in the average LIBOR rate in 1995. Also contributing to the increase in interest expense was an approximately $43.6 million increase in average loan balances resulting largely from the Company's acquisition and development activities. Due to the Company's success in restructuring its debt during the latter part of 1994, the interest expense increases resulting from LIBOR rate increases and higher borrowing levels during 1995 were partially offset by a decrease in the loan portfolio's rate spread over the LIBOR base.

    Amortization of deferred debt expense increased $170,000 (7.4 percent) to $2,468,000 in 1995 from $2,298,000 in 1994. This increase was largely due to an increased level of amortization arising from the November 1995 restructuring of the Company's revolving credit facility.

    Depreciation and amortization expense increased $843,000 (8.8 percent) to $10,425,000 in 1995 from $9,582,000 in 1994. This increase was due to the acquisition of Boulevard and The Glen shopping centers, the development of Ashburn Village and the redevelopment of the Seven Corners shopping center.

    General and administrative expense, which consists primarily of administrative payroll and other overhead expenses, was $2,984,000 in 1995 compared to $2,851,000 in 1994, representing an increase of $133,000 (4.7 percent). Contributing to this increase were higher loan administration, accounting and other miscellaneous partnership expenses that were partially offset by reduced insurance expense.

    Extraordinary item, early extinguishment of debt, decreased to a loss of $998,000 in 1995 from a loss of $3,341,000 in 1994. The losses in each period resulted from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
----
F-1     (a)   Report of Independent Public Accountants
F-2     (b)   Consolidated Balance Sheets - December 31, 1996 and 1995
F-3     (c)   Consolidated Statements of Operations - Years ended December 31,
              1996, 1995 and  1994.

F-4     (d)   Consolidated Statements of Stockholders' Equity - Years ended
              December 31, 1996, 1995 and 1994.
F-5     (e)   Consolidated Statements of Cash Flows - Years ended December 31,
              1996, 1995 and  1994.
F-6     (f)   Notes to Consolidated Financial Statements


          The selected quarterly financial data included in Note 15 of The Notes to Consolidated Financial Statements referred to above are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

          The information required under Items 10, 11, 12, and 13 is contained in pages 3 through 14, inclusive, of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 1997, and is hereby incorporated herein by reference. The Company's Proxy Statement was filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORMS 8-K

         (a) The following documents are filed as part of this report:

     1.  Financial Statements
         --------------------

            The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

            (a) Report of Independent Public Accountants

            (b) Consolidated Balance Sheets - December 31, 1996 and 1995

            (c) Consolidated Statements of Operations - Years ended December 31,
                1996, 1995 and 1994

            (d) Consolidated Statements of Stockholders' Equity - Years ended
                December 31, 1996, 1995 and 1994

            (e) Consolidated Statements of Cash Flows - Years ended December 31,
                1996, 1995 and 1994

            (f) Notes to Consolidated Financial Statements

       2. Financial Statement Schedule and Supplementary Data
          ---------------------------------------------------

          (a) Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8


          (b) Report of Independent Public Accountants on the Schedule (included in Report of Independent Public Accountants on the Financial Statements)

          (c) Schedule of the Company:

                  Schedule III - Real Estate and Accumulated Depreciation

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       3. Exhibits
          --------

       3. (a) First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (b) Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3 (b) of the 1993 Annual report of the Company on Form 10-K is hereby incorporated by reference.

     10.  (a)    First Amended and Restated Agreement of Limited Partnership of
                 Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to
                 Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and
                 Restated Agreement of Limited Partnership of Saul Holdings
                 Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings
                 Limited Partnership, and the Third Amendment to the First
                 Amended and Restated Agreement of Limited Partnership of Saul
                 Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (b) First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference.

          (c) First Amended and Restated Agreement of Limited Partnership of Saul II Subsidiary Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference.

          (d) Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

          (e)    Management Functions Conveyance Agreement filed as
                 Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

          (f) Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

          (g)    Exclusivity and Right of First Refusal Agreement filed as
                 Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

          (h)    Saul Centers, Inc. 1993 Stock Option Plan filed as
                 Exhibit 10.8 to Registration Statement No. 33-64562 is hereby incorporated by reference.

          (i) Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.
                 (i) of the 1993 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (j) Loan Agreement dated as of August 26, 1993 by and between Wells Fargo Realty Advisors Funding, Incorporated and Saul Subsidiary II Limited Partnership and filed as Exhibit 10. (j) of the 1993 Annual report of the Company on Form 10-K is hereby incorporated by reference, and the First Amendment to Loan Agreement dated December 20, 1994 is hereby incorporated by reference.

          (k) First Amended and Restated Revolving Credit Agreement dated as of November 2, 1995 among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and The First National Bank of Chicago, First Bank National Association, BHF-Bank Aktiengesellschaft, Crestar Bank, Bank of America Illinois and The First National Bank of Chicago, as Agent and filed as
                 Exhibit 10.(k) of the 1995 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (l) Indenture dated as of August 1, 1994 among SC Finance Corporation, as Issuer, Bankers Trust Company, as Master Service and in certain other capacities, and Marine Midland Bank, as Trustee, and filed as Exhibit 10.(o) of the 1994 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (m) Master Servicing Agreement dated as of August 1, 1994 among SC Finance Corporation, as Issuer, Marine Midland Bank, as Trustee, and Bankers Trust Company, as Master Servicer, and filed as Exhibit 10.(p) of the 1994 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (n) Mortgage Loan Purchase Agreement dated as of August 1, 1994 between SC Finance Corporation, Purchaser, and Value Line Mortgage Corporation, Originator, and filed as Exhibit 10.(q) of the 1994 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (o) Deed to Secure Debt, Deed of Trust, Mortgage, Security Agreement and Assignment of Rent; Modification and Consolidation Agreement dated as of July 31, 1994 among Saul Subsidiary I Limited Partnership, Mortgagor, Value Line Mortgage Corporation, Mortgagee, Stuart S. Levin and Kenneth Kraus, District of Columbia Trustee, Kenneth Kraus, Maryland Trustee, Kenneth Kraus, North Carolina Trustee, and Gerald R. Perras and Leonard W. Harrington, Jr., Virginia Trustee, and filed as Exhibit 10.(r) of the 1994 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (p)    Interest Rate and Currency Exchange Agreement dated as of
                 July 27, 1994 between General Re Financial Products Corporation and Saul Subsidiary I Limited Partnership, and filed as Exhibit 10.(s) of the 1994 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (q) Saul Centers, Inc. 1995 Dividend Reinvestment and Stock Purchase Plan filed with the Securities and Exchange commission as File No. 33-80291 is hereby incorporated by reference.

          (r)    Deferred Compensation Plan for Directors dated as of
                 December 13, 1993 as filed as Exhibit 10.(r) of the 1995 Annual report of the Company on Form 10-K is hereby incorporated by reference.

          (s) Deed of Trust, Assignment of Rents, and Security Agreement dated as of June 9, 1994 by and between Saul Holdings Limited Partnership and Ameribanc Savings Bank, FSB as filed as Exhibit 10.(t) of the 1995 Annual report of the Company on Form 10-K is hereby incorporated by reference.


          (b)    Reports on Form 8-K.

                 None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SAUL CENTERS, INC.
                                 (Registrant)


Date:  March 27, 1997         /s/ B. Francis Saul II
                              ----------------------------------------
                              B. Francis Saul II
                              Chairman of the Board of Directors
                               & Chief Executive Officer
                               (Principal Executive Officer)


Date:  March 27, 1997         /s/ Philip D. Caraci
                              -----------------------------------------
                              Philip D. Caraci, President and Director


Date:  March 27, 1997         /s/ Scott V. Schneider
                              -----------------------------------------
                              Scott V. Schneider, Vice President and
                               Secretary (Principal Financial and Accounting Officer)


Date:  March 27, 1997         /s/ Gilbert M. Grosvenor
                              -----------------------------------------
                              Gilbert M. Grosvenor, Director


Date:  March 27, 1997         /s/ General Paul X. Kelley
                              -----------------------------------------
                              General Paul X. Kelley, Director


Date:  March 27, 1997         /s/ Charles R. Longsworth
                              -----------------------------------------
                              Charles R. Longsworth, Director


Date:  March 27, 1997         /s/ Patrick F. Noonan, Director
                              -----------------------------------------
                              Patrick F. Noonan, Director


Date:  March 27, 1997         /s/ James W. Symington
                              -----------------------------------------
                              James W. Symington, Director


Date:  March 27, 1997         /s/ John R. Whitmore
                              -----------------------------------------
                              John R. Whitmore, Director

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Saul Centers, Inc.:

     We have audited the accompanying consolidated balance sheets of Saul Centers, Inc., a Maryland corporation, and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saul Centers, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III "Real Estate and Accumulated Depreciation", appearing on pages F-24 and F-25, is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Washington, D.C.
February 7, 1997

Saul Centers, Inc.
Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,
(Dollars in thousands)                                                                      1996               1995
--------------------------------------------------------------------------------------------------------------------------
ASSETS

    Real estate investments
      Land                                                                           $           65,604   $        64,258
      Buildings and equipment                                                                   264,060           257,404
                                                                                     -------------------  ----------------
                                                                                                329,664           321,662
      Accumulated depreciation                                                                  (94,965)          (92,237)
                                                                                     -------------------  ----------------
                                                                                                234,699           229,425
    Construction in progress                                                                      1,508             6,986
    Cash                                                                                             38               674
    Accounts receivable and accrued income, net                                                   7,446             9,522
    Prepaid expenses                                                                              4,808             4,629
    Deferred debt expense, net                                                                   11,287            15,423
    Other assets                                                                                  3,709             2,748
                                                                                     -------------------  ----------------
              Total assets                                                           $          263,495   $       269,407
                                                                                     ===================  ================

LIABILITIES

    Notes payable                                                                    $          273,261   $       273,083
    Accounts payable, accrued expenses and other liabilities                                     15,154            11,982
    Deferred income                                                                               1,441             1,077
                                                                                     -------------------  ----------------
              Total liabilities                                                                 289,856           286,142
                                                                                     -------------------  ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 12,125,705 and 11,879,100 shares issued and
      outstanding, respectively                                                                     121               119
    Additional paid-in capital                                                                   15,529            12,243
    Accumulated deficit                                                                         (42,011)          (29,097)
                                                                                     -------------------  ----------------
              Total stockholders' equity (deficit)                                              (26,361)          (16,735)
                                                                                     -------------------  ----------------

              Total liabilities and stockholders' equity                             $          263,495   $       269,407
                                                                                     ===================  ================

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
Consolidated Statements Of Operations

--------------------------------------------------------------------------------------------------------------------------
                                                                              For the Years Ended December 31,
(Dollars in thousands, except per share amounts)                        1996                1995               1994
--------------------------------------------------------------------------------------------------------------------------
REVENUE
    Base rent                                                      $        49,814   $           47,673   $        43,582
    Expense recoveries                                                       9,301                8,770             8,565
    Percentage rent                                                          2,924                2,782             2,377
    Other                                                                    1,984                2,244             2,873
                                                                   ----------------  -------------------  ----------------
              Total revenue                                                 64,023               61,469            57,397
                                                                   ----------------  -------------------  ----------------

OPERATING EXPENSES
    Property operating expenses                                              8,069                7,911             8,872
    Provision for credit losses                                                457                  404               262
    Real estate taxes                                                        5,914                5,427             5,210
    Interest expense                                                        18,509               17,639            13,712
    Amortization of deferred debt expense                                    2,857                2,468             2,298
    Depreciation and amortization                                           10,860               10,425             9,582
    General and administrative                                               3,095                2,984             2,851
                                                                   ----------------  -------------------  ----------------
              Total operating expenses                                      49,761               47,258            42,787
                                                                   ----------------  -------------------  ----------------
OPERATING INCOME                                                            14,262               14,211            14,610

Non-operating item
  Sales of interest rate protection agreements                                (972)                  --                --
                                                                   ----------------  -------------------  ----------------
NET INCOME BEFORE EXTRAORDINARY
        ITEM AND MINORITY INTERESTS                                         13,290               14,211            14,610

Extraordinary item
    Early extinguishment of debt                                              (587)                (998)           (3,341)
                                                                   ----------------  -------------------  ----------------
NET INCOME BEFORE MINORITY INTERESTS                                        12,703               13,213            11,269
                                                                   ----------------  -------------------  ----------------
MINORITY INTERESTS
    Minority share of income                                                (3,430)              (3,568)           (3,042)
    Distributions in excess of earnings                                     (3,422)              (3,284)           (1,232)
                                                                   ----------------  -------------------  ----------------
              Total minority interests                                      (6,852)              (6,852)           (4,274)
                                                                   ----------------  -------------------  ----------------

NET INCOME                                                         $         5,851   $            6,361   $         6,995
                                                                   ================  ===================  ================

NET INCOME PER SHARE
    Net  income before extraordinary
            item  and minority interests                           $          0.81   $             0.87   $          0.90
    Extraordinary item                                                       (0.04)               (0.06)            (0.21)
                                                                   ----------------  -------------------  ----------------
    Net income before minority interests                           $          0.77   $             0.81   $          0.69
                                                                   ================  ===================  ================
    Net income                                                     $          0.49   $             0.54   $          0.59
                                                                   ================  ===================  ================

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
Consolidated Statements Of Stockholders' Equity

--------------------------------------------------------------------------------------------------------------------------
                                                                     Additional
                                                      Common           Paid-in          Accumulated
(Dollars in thousands, except per share amounts)       Stock           Capital            Deficit              Total
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1993                     $         119   $        11,911   $           (5,389)  $         6,641

      Adjustment - formation                                  --               332                   --               332
      Net income                                              --                --                6,995             6,995
      Distributions ($1.17 per share)                         --                --              (13,899)          (13,899)
      Distributions payable ($.39 per share)                  --                --               (4,633)           (4,633)
                                                   --------------  ----------------  -------------------  ----------------

    Balance, December 31, 1994                               119            12,243              (16,926)           (4,564)

      Net income                                              --                --                6,361             6,361
      Distributions ($1.17 per share)                         --                --              (13,899)          (13,899)
      Distributions payable ($.39 per share)                  --                --               (4,633)           (4,633)
                                                   --------------  ----------------  -------------------  ----------------

    Balance, December 31, 1995                               119            12,243              (29,097)          (16,735)

      Issuance of 246,605 shares of common
        stock through dividend reinvestment plan               2             3,286                   --             3,288
      Net income                                              --                --                5,851             5,851
      Distributions ($1.17 per share)                         --                --              (14,036)          (14,036)
      Distributions payable ($.39 per share)                  --                --               (4,729)           (4,729)
                                                   --------------  ----------------  -------------------  ----------------

    Balance, December 31, 1996                     $         121   $        15,529   $          (42,011)  $       (26,361)
                                                   ==============  ================  ===================  ================

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
Consolidated Statements Of Cash Flows

--------------------------------------------------------------------------------------------------------------------------
                                                                              For the Years Ended December 31,
(Dollars in thousands)                                                  1996                1995               1994
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $         5,851   $            6,361   $         6,995
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Minority interests                                                 6,852                6,852             4,274
          Sales of interest rate protection agreements                         972                   --                --
          Early extinguishment of debt                                         587                  998             3,341
          Depreciation and amortization                                     13,717               12,893            11,880
          Provision for credit losses                                          457                  404               262
          Decrease (increase) in accounts receivable                           795                  736            (5,310)
          Increase in prepaid expenses                                      (1,136)              (2,273)             (881)
          Decrease (increase) in other assets                                 (961)               1,250              (212)
          Increase (decrease) in accounts payable and
              other liabilities                                              3,172                 (605)            2,395
          Increase (decrease) in deferred income                               364                 (726)            1,067
                                                                   ----------------  -------------------  ----------------
              Net cash provided by operating activities                     30,670               25,890            23,811
                                                                   ----------------  -------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                                    (6,133)              (5,750)          (37,816)
    Additions to construction in progress                                   (2,742)             (15,937)           (5,671)
                                                                   ----------------  -------------------  ----------------
              Net cash used in investing activities                         (8,875)             (21,687)          (43,487)
                                                                   ----------------  -------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                             98,620              114,000           172,466
    Repayments on notes payable                                            (98,442)             (89,568)         (115,878)
    Proceeds from sale of interest rate protection agreements                  681                   --                --
    Additions to deferred debt expense                                        (961)              (3,604)           (9,979)
    Increase in other assets - financing escrows                                --                   --            (3,277)
    Proceeds from the reinvestment of dividends in
      shares of common stock                                                 3,288                   --                --
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                                   (25,617)             (25,384)          (25,384)
                                                                   ----------------  -------------------  ----------------
              Net cash provided by (used in) financing activities          (22,431)              (4,556)           17,948
                                                                   ----------------  -------------------  ----------------

Net decrease in cash                                                          (636)                (353)           (1,728)
Cash, beginning of year                                                        674                1,027             2,755
                                                                   ================  ===================  ================
Cash, end of year                                                  $            38   $              674   $         1,027
                                                                   ================  ===================  ================


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest net of amount capitalized                         $        18,829   $           17,465   $        13,682

The accompanying notes are an integral part of these statements.

                               SAUL CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, FORMATION, AND BASIS OF PRESENTATION

ORGANIZATION

  Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. The authorized capital stock of Saul Centers consists of 30,000,000 shares of common stock, having a par value of $0.01 per share, and 1,000,000 shares of preferred stock. Each holder of common stock is entitled to one vote for each share held. In conjunction with the organization of Saul Centers, 50 shares of common stock were issued to The Saul Organization (as defined below). Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the "Company".

FORMATION AND STRUCTURE OF COMPANY

  Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. These properties and related management functions collectively represent the "Saul Centers Portfolio Properties." Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which it developed into a community shopping center. Therefore, as of December 31, 1996, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers") and three predominantly office properties (the "Commercial Properties").

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

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  ORGANIZATION, FORMATION, AND BASIS OF PRESENTATION (CONTINUED)

to facilitate a future financing by the Company. Saul Centers made an election to be treated as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT").

  In July 1994, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership, one of the Subsidiary Partnerships, and SC Finance Corporation was established for the purpose of issuing $128 million of collateralized floating rate mortgage notes (the "Mortgage Notes"). In connection with these transactions, the Operating Partnership transferred ten shopping centers to Saul Subsidiary I Limited Partnership as an additional capital contribution and Saul Subsidiary II Limited Partnership transferred one shopping center to Saul Subsidiary I Limited Partnership as an initial capital contribution in return for a limited partnership interest in Saul Subsidiary I Limited Partnership. As a consequence of these transfers, Saul Subsidiary I Limited Partnership currently owns a total of 17 shopping centers (the "Mortgaged Properties"), which are located in Georgia, Kentucky, Maryland, North Carolina, Oklahoma, Virginia, and Washington, D.C. The Mortgaged Properties, which continue to be managed by the Operating Partnership, secure the mortgage purchased with proceeds of issuance of the Mortgage Notes.

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

BASIS OF PRESENTATION

  The accompanying financial statements of the Company have been presented on the historical cost basis of The Saul Organization because of affiliated ownership and common

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

management and because the assets and liabilities were the subject of a business combination with the Operating Partnership, the Subsidiary Partnerships and Saul Centers, all newly formed entities with no prior operations.

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

  A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 1996, no single Shopping Center accounted for more than 10.6 percent of the total Shopping Center gross leasable area ("GLA"). Only one Shopping Center tenant, Giant Food, accounted for more than 2.0 percent of the Company's total revenues for the year ending December 31, 1996 and only three Shopping Center tenants individually accounted for more than 1.5 percent of total revenues for this period.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE INVESTMENT PROPERTIES

  Real estate investment properties are stated at the lower of depreciated cost or net realizable value, based on management's intent to hold such properties on a long-term basis.

  Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Repairs and maintenance expense totaled $2,730,000, $2,600,000, and $2,952,000 for calendar years 1996, 1995 and 1994, respectively, and is included in operating expenses in the accompanying financial statements. Interest expense capitalized totaled $384,000, $525,000, and $171,000 for calendar years 1996, 1995 and 1994, respectively.

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

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

  Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable included $1,913,000, $2,158,000, and $2,757,000 at December 31, 1996,
1995 and 1994, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $427,000, $169,000, and $280,000, at December 31, 1996, 1995 and
1994, respectively.

                              SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    An analysis of the allowance for doubtful accounts is as follows:

                                   For the Years
(In thousands)                   Ended December 31
--------------
                                1996    1995    1994
                               ------  ------  ------
Beginning Balance              $ 169    $ 280   $ 204
Provision for Credit Losses      457      404     262
Charge-offs                     (199)    (515)   (186)
                               -----    -----   -----
Ending Balance                 $ 427    $ 169   $ 280
                               =====    =====   =====

DEFERRED DEBT EXPENSE

  Deferred debt expense consists of fees and costs incurred to obtain long-term financing and interest rate protection agreements. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt expense in the accompanying financial statements is shown net of accumulated amortization of $6,240,000 and $5,000,000, at December 31, 1996, and 1995, respectively.

REVENUE RECOGNITION

  Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which the case accrual is discontinued. When rental payments due under leases vary from a straight-line basis, because of free rent periods or stepped increases, (excluding those increases which approximate inflationary increases), income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period the expenses are incurred. Generally, additional rental income based on tenant's revenues ("percentage rent") is accrued on the basis of the prior year's percentage rent, adjusted to give effect to current sales data.

INCOME TAXES

  The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its REIT taxable income to

                              SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying financial statements. As of December 31, 1996, the total tax basis of the assets and liabilities of the company was $276,975,000 and $288,938,000, respectively.

DIRECTORS DEFERRED COMPENSATION PLAN

  A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. Before the beginning of any calendar year, a director may elect to defer all or part of his or her director's fees to be earned in that year and the following years. A director has the option to have deferred director's fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares distributed to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. Deferred compensation of $118,950, $120,950 and $122,200 has been reported in the Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has registered 70,000 shares for use under the plan, of which 40,000 were authorized at December 31, 1996. As of December 31, 1996, 27,066 shares had been credited to the directors' deferred fee accounts.

NEW ACCOUNTING PRONOUNCEMENTS

  During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 required that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. The standard was implemented in 1996 and, in the opinion of management, no such impairment loss reductions are required.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. The Company has adopted SFAS No. 123 utilizing the method which provides for pro-forma disclosure of the impact of stock-based compensation.

                                 SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSTRUCTION IN PROGRESS

  Construction in progress includes the costs of redeveloping Seven Corners shopping center and the Leesburg Pike expansion. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 1996 are as follows:

                                     In thousands
                                     ------------
               Seven Corners Center        $1,305
               Leesburg Pike                  203
                                           ------
                                           $1,508
                                           ======

STATEMENT OF CASH FLOWS

  For purposes of reporting cash flows, cash includes balances on hand and demand deposits with financial institutions.

PER SHARE DATA

  Per share data for net income before minority interests is presented on a fully converted basis and is computed using weighted average shares of 16,401,747 for the year ended December 31, 1996, and 16,272,263 shares for the years ended December 31, 1995 and December 31, 1994. Per share data relating to net income after minority interests is computed on the basis of 12,008,584 weighted average common shares for the year ended December 31, 1996, and 11,879,100 common shares outstanding during the years ended December 31, 1995 and December 31, 1994.

RECLASSIFICATIONS

  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

3. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

  The Saul Organization has a 26.6 percent limited partnership interest, represented by 4,393,163 convertible limited partnership units, in the Operating
Partnership, as of December 31, 1996.   These Convertible Limited Partnership
Units are convertible into shares of Saul

                                 SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP (CONTINUED)

Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9 percent of the outstanding equity securities of Saul Centers. The impact of the Saul Organization's 26.6 percent limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying financial statements.


4.  NOTES PAYABLE

DECEMBER 31, 1996

  During 1996, the Company repaid a total of $76.6 million of variable rate mortgage notes which were outstanding at December 31, 1995, with the net proceeds of a $77.0 million 15-year fixed rate mortgage note. The revolving credit facility in the amount of $100.1 million at December 31, 1995 was reduced to $44.0 million during 1996, as a result of this fixed rate financing. Notes payable totaled $273.3 million at December 31, 1996, as follows:



                                 At
                         December 31, 1996
                     ------------------------
                       Principal    Interest            Stated          Scheduled
 (In thousands)       Outstanding   Rates (a)        Interest Rate       Maturity
 ------------------  -------------  ----------  ----------------------  ---------
 Mortgage Notes
 Payable:               128,00 (b)       6.39%  30 Day LIBOR + 0.86%      8/2001
                        37,979 (c)       7.78%  30 Day LIBOR + 2.25%     12/1999
                        10,880 (d)       6.75%                 6.75%      5/2004
                        77,000 (e)       8.64%                 8.64%     12/2011
                           402           8.00%                 8.00%      1/2000
                      --------
Subtotal:              254,261
Revolving Credit
Facility:               19,000 (f)       7.41%  30 Day LIBOR + 1.875%    11/1998
                      --------
Total Notes Payable   $273,261
                      ========


                              SAUL CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  NOTES PAYABLE (CONTINUED)

(a) Interest rates on variable rate notes are based on a 30 Day LIBOR of 5.5313 percent at December 31, 1996.

(b) On August 1, 1994, SC Finance Corporation, a wholly owned subsidiary of Saul Centers, issued $128 million of seven-year mortgage notes, consisting of $91 million of Class A Collateralized Floating Rate Commercial Mortgage Notes bearing interest at a rate equal to 0.65 percent over 30-day LIBOR, $13 million of Class B Collateralized Floating Rate Commercial Mortgage Notes bearing interest at a rate of 1.05 percent over 30-day LIBOR and $24 million of Class C Collateralized Floating Rate Commercial Mortgage Notes bearing interest at a rate of 1.55 percent over 30-day LIBOR. Fitch Investors Service, Inc. maintains a rating of "AA" on the Class A Notes, a rating of "A" on the Class B Notes and a rating of "BBB" on the Class C Notes. These ratings were reaffirmed by Fitch Investors Service, Inc. as of March 1996. The interest rate above is a weighted average blended rate for all three classes of notes. The notes are collateralized by seventeen shopping centers.

(c) The scheduled maturity can be extended by two one-year renewal options, each exercisable with payment of a 0.125 percent fee and subject to certain financial covenants. The loan is collateralized by 601 Pennsylvania Avenue.

(d) The stated interest rate of 6.75 percent increases by 0.25 percent per year for the next two years beginning in June 1997. For the final five years of the term of the loan, beginning in June 1999, the interest rate is fixed at the then current 5-year Treasury Securities rate plus 2.00 percent. The loan is collateralized by The Glen shopping center.

(e) The loan is collateralized by Avenel Business Park, Van Ness Square and four shopping centers - Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center.

(f) The facility is a revolving credit facility totaling $44.0 million and is collateralized by six shopping centers.

  The mortgages outstanding at December 31, 1996 have a weighted average remaining term of 7.2 years, and a weighted average interest rate of 7.26 percent as of December 31, 1996. A total of $185.0 million is variable rate (67.7 percent of the total notes payable) and $88.3 million is fixed rate (32.3 percent of the total notes payable). Notes payable of $115.0 million at December 31, 1996 require monthly installments of principal and interest, with principal amortization on schedules averaging approximately 20 years. The $10.9 million note requires monthly installments of interest only through June 1997, with monthly principal and interest thereafter. The remaining notes payable totaling $147.4 million at December 31, 1996, require monthly installments of interest only. Notes payable at December 31, 1996 totaling $195.9 million are guaranteed by members of The Saul Organization.

                              SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    NOTES PAYABLE (CONTINUED)

  As of December 31, 1996, the scheduled maturities of all debt for years ended December 31, are as follows:

                     Debt Maturity Schedule
                        (In thousands)
             ------------------------------------
             1997                        $  2,837
             1998                          22,225
             1999                          39,518
             2000                           2,989
             2001                         131,109
             Thereafter                    74,583
                                         --------
                                         $273,261
                                         ========


  Based on borrowing rates currently available to the Company for financing on similar terms, the fair value of the notes payable approximates their carrying value at December 31, 1996.

DECEMBER 31, 1995

  During 1995, the Company repaid a total of $34.5 million of mortgage notes payable which were outstanding at December 31, 1994, with the net proceeds of an expanded revolving credit facility. The revolving credit facility in the amount of $50 million at December 31, 1994 was expanded to $100.1 million during 1995. The Company also renegotiated a mortgage note payable with a December 31, 1994 outstanding balance of $10.5 million, to increase the mortgage to $13 million after completion of construction of a shopping center. Notes payable totaled $273.1 million at December 31, 1995. The mortgages outstanding were scheduled to mature at various dates through 2004 and consisted of $262.2 million variable rate notes ranging from 0.86 percent to 2.25 percent above LIBOR, and $10.9 million of fixed rate debt at a rate of 6.5 percent.

INTEREST RATE PROTECTION

  Simultaneously with the completion of the Offerings, the Company (i) entered into interest rate protection agreements (interest rate caps) to limit the Company's exposure to increases in interest rates on $199.8 million of its floating rate debt above a LIBOR strike price of 4.25 percent for a period of one year ending in August 1994 and (ii) entered into additional interest rate protection agreements for $199.8 million with a LIBOR strike price of 5.25 percent for the ensuing four years ending in August 1998. Subsequent to the Company's November 1996

                              SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  NOTES PAYABLE (CONTINUED)

closing of its $77 million fixed rate mortgage, which refinanced a similar amount of floating rate debt, a total of $37.0 million of those 5.25 percent interest rate protection agreements were sold on December 9, 1996 for cash proceeds of $335,000. This left $162.8 million of 5.25 percent interest rate protection agreements with a maturity of August 1998. When adding the Company's current weighted average interest rate "spread" of 1.25 percent over LIBOR at December 31, 1996 to the 5.25 percent strike price, the result is a maximum interest rate, through August, 1998, of approximately 6.50 percent related to $162.8 million of the Company's variable rate debt. The costs of these interest rate protection agreements were paid at the time of the Offerings.

  In conjunction with the August 1994 issue of the Mortgage Notes, the Company purchased $128 million of interest rate protection with a LIBOR strike price of
7.50 percent for a three-year term following the August 1998 expiration of the
5.25 percent interest rate protection agreement. The cost of this interest rate protection agreement was paid at the time of the issue of the Mortgage Notes.

  In March 1995, the Company purchased $50 million of interest rate protection with a LIBOR strike price of 7.5 percent for a four-year term expiring March 1999. Subsequent to the Company's $77 million fixed rate loan closing in November 1996, this $50 million of interest rate protection was sold on December 9, 1996 for cash proceeds of $85,000. Additionally, in March 1995, the Company purchased $71.8 million of interest rate protection with a LIBOR strike price of
7.5 percent for a two-year term following the August 1998 expiration of the 5.25 percent interest rate protection agreement. Also on December 9, 1996, the Company sold $37.0 million of these interest rate protection agreements for cash proceeds of $261,000.

  The Company is exposed to interest rate risk on any floating rate debt in excess of $162.8 million, totaling approximately $22.2 million at December 31, 1996, and risk of credit loss to the extent the counter parties to the interest rate protection agreements are unable to perform. The interest rate risk relates to the Company's continuing obligation related to the stated interest rates in the existing debt agreements. Risk of credit loss is limited to the cost of replacing the interest rate protection agreements at current rates. The Company does not anticipate non-performance by the counter parties. Income earned by the operation of the interest rate protection agreements for the years ended December 31, 1996, 1995 and 1994 was $516,000, $1,637,000 and $380,000,
respectively, and was reported as an offset to interest expense. The estimated market value of the Company's interest rate protection agreements as of December 31, 1996 was $3,514,000.

                              SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LEASE AGREEMENTS

  Lease income includes primarily base rent arising from noncancellable commercial leases. Base rent for the years ended December 31, 1996, 1995, and 1994 amounted to $49,814,000, $47,673,000, and $43,582,000, respectively.
Future base rentals under noncancellable leases for years ended December 31, are as follows:

                                   (In thousands)
                                   --------------
                  1997.............  $ 47,553
                  1998.............    43,308
                  1999.............    38,533
                  2000.............    33,483
                  2001.............    28,246
                  Thereafter.......   192,156
                                     --------
                                     $383,279
                                     ========

     The majority of the leases also provide for rental increases and expense recoveries based on increases in the Consumer Price Index or increases in operating expenses, or both. These increases generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 1996, 1995 and 1994 amounted to $9,301,000, $8,770,000 and $8,565,000, respectively.
In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant's lease. Percentage rent amounted to $2,924,000, $2,782,000 and $2,377,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

6.   LONG-TERM LEASE OBLIGATIONS

     Certain properties are subject to noncancellable long-term leases which apply principally to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the basic annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068.

     Reflected in the accompanying financial statements is minimum ground rent expense of $152,000, $152,000, and $203,000, for the years ended December 31, 1996, 1995, and 1994, respectively. Ground rent expense decreased in 1995 and for half of 1994 because the Company purchased the land previously subject to a ground lease underlying a portion of Thruway shopping center in July 1994. The minimum future rental commitments under these ground leases are as follows:

                                 SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                    Annual       Total
                                  1997-2001   Thereafter
                                  ----------  ----------
                                      (In thousands)
                Beacon Mall.....         $47      $3,559
                Olney...........          45       4,737
                Southdale.......          60       3,485
                                  ----------     -------
                                        $152     $11,781
                                  ==========     =======

     The Company's Flagship Center consists of two developed outparcels that are part of a larger adjacent community shopping center formerly owned by the predecessor and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest which commenced in September 1991 with a minimum rent of one dollar per year.

7.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

      The Consolidated Statement of Operations for the year ended December 31, 1996 includes a charge for minority interests of $6,852,000, consisting of $3,430,000 related to the predecessor Company's share of the net income for the year and $3,422,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1995 of $6,852,000, consists of $3,568,000 related to the predecessor Company's share of net income for the year and $3,284,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1994 of $4,274,000 consists of $3,042,000 related to the predecessor's share of the net income for the year and $1,232,000 related to distributions to minority interests in excess of allocated net income and beginning balance since inception.

8.     RELATED-PARTY TRANSACTIONS

  Chevy Chase Bank, F.S.B. leases space in several of the Shopping Centers. Total rental income from Chevy Chase Bank, F.S.B. amounted to $1,063,000, $964,000, and $838,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

  The Chairman and Chief Executive Officer as well as the President of the Company remain officers of The Saul Organization and devote a substantial amount of time to the management of the Company. The annual compensation for these officers is fixed by the Compensation Committee of the Board of Directors for each year.

  The Company shares with The Saul Organization certain ancillary functions such as computer and payroll services and insurance expense pro rata based on management's estimate of usage or time incurred, as applicable. Also, The Saul Organization subleases office space

                              SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the Company. The terms of all such arrangements with The Saul Organization, including payments related thereto, are periodically reviewed by the independent directors of the Company and the Audit Committee of the Board of Directors.

  Included in general and administrative expense for the years ended December 31, 1996, 1995, and 1994 are charges totaling $1,229,000 , $1,112,000, and
$984,000 related to shared services, of which $1,073,000, $975,000, and $908,000 was paid prior to December 31, 1996, 1995 and 1994, respectively.

9.   STOCK OPTION PLAN

  The Company has established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers and other key personnel. The Plan provides for grants of options to purchase a specified number of shares of common stock. A total of 400,000 shares are available under the Plan. The Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

  On September 23, 1993, the Compensation Committee granted options to purchase a total of 187,500 shares (97,500 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vest 25 percent per year over four years, have an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. As of December 23, 1994, 17,500 of the options expired due to the resignation of a Company officer. A total of 42,500 annually of the remaining granted options became vested during each of the years 1996, 1995 and 1994, respectively. No compensation expense has been recognized as a result of these grants.

  On September 24, 1994, the Compensation Committee granted options to purchase 30,000 shares, all incentive options, to a total of two Company officers. These options were vested 25 percent at the time of the grant, and vest 25 percent per year over three years, have an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. As of June 30, 1995, 20,000 of the options expired due to the resignation of a Company officer. A total of 2,500 annually of the remaining granted options became vested during each of the years 1996, 1995 and 1994, respectively. No compensation expense has been recognized as a result of these grants.

  As of December 31, 1996 a total of 180,000 options remain granted, with 135,000 options vested.

  Since all of the Company's stock options were awarded prior to December 31, 1994, as of December 31, 1996 there exists no financial statement impact related to SFAS No. 123.

                              SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  NON-OPERATING ITEM - SALES OF INTEREST RATE PROTECTION AGREEMENTS

  Subsequent to the Company's November 1996 closing of a $77.0 million fixed rate mortgage, the Company sold a portion of its interest rate protection agreements with a notional value of $87 million. The sale resulted in the $972,000 write-off of the unamortized costs in excess of the proceeds received.

11.  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

  The consolidated statements of operations for the years ending December 31, 1996, 1995 and 1994 include $587,000, $998,000 and $3,341,000, respectively, related to the repayment of debt associated with mortgage refinancings. These amounts consist of the write-off of associated deferred financing costs.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure about fair value for all financial instruments. The carrying values of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based on interest rates currently available to the Company, the carrying value of the variable rate mortgage notes payable is a reasonable estimation of fair value, because the debt bears interest based on short-term interest rates. In addition, all of the notes payable were either originated or refinanced during 1994, 1995, and 1996. The Company's carrying value of its fixed rate notes payable is a reasonable estimation


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

of fair value because the stated interest rates approximate market rates. The estimated market value of the Company's interest rate protection agreements of December 31, 1996 was $3,514,000.

13.  COMMITMENTS AND CONTINGENCIES

  The Company signed a lease with Shoppers Club for a new anchor tenant location of 69,000 square feet in February 1996, and a lease with The Home Depot for a new anchor tenant location of 127,000 square feet in May 1996, both at the Seven Corners shopping center in Falls Church, Virginia. The net construction and development costs associated with these commitments are expected to total approximately $7.0 million. The Company will use a

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  DISTRIBUTIONS (CONTINUED)

portion of its unused line of credit to fund these commitments. The construction of these stores is expected to be completed during 1997.

  Neither the Company nor the Current Portfolio Properties currently are subject to any material litigation, nor, to management's knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business. Management believes that these items, individually or in aggregate, will not have a material adverse impact on the Company or the Current Portfolio Properties.

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

  Of the distributions paid during 1996, $1.00 per share represented ordinary dividend income and $0.56 per share represented return of capital to the stockholders. The following summarizes distributions paid during the year ending December 31, 1996, including activity in the Plan:

                                  Discounted    Distribution to    Distribution to
                         New     Share Price         Common         Limit Partner
                       Shares     of Newly       Stockholders        Unitholders
Distribution Date      Issued   Issued Shares   (in thousands)     (in thousands)
-------------------  ---------- -------------   ---------------    ---------------
January 31             56,050        $14.19         $4,633            $1,713
April 30               58,980         13.94          4,654             1,713
July 31                67,421         12.61          4,678             1,713
October 31             64,154         14.19          4,704             1,713
                                                   -------            ------
                                                   $18,669            $6,852


                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  DISTRIBUTIONS (CONTINUED)

  For the year ending December 31, 1995, the Company paid quarterly distributions totaling $6,346,000 ($0.39 per share) per quarter consisting of $4,633,000 and $1,713,000 related to common stockholders and limited partnership unitholders, respectively. For the year ending December 31, 1995, a total of $25,384,000 ($1.56 per share) was paid, consisting of $18,532,000 and $6,852,000 related to common stockholders and limited partnership unitholders, respectively. Of this amount, $1.12 per share represented ordinary dividend income and $0.44 per share represented return of capital to the stockholders.

  For the year ending December 31, 1994, the Company paid quarterly distributions totaling $6,346,000 ($0.39 per share) per quarter consisting of $4,633,000 and $1,713,000 related to common stockholders and limited partnership unitholders, respectively. For the year ending December 31, 1994, a total of $25,384,000 ($1.56 per share) was paid, consisting of $18,532,000 and $6,852,000 related to common stockholders and limited partnership unitholders, respectively. Of this amount, $0.80 per share represented ordinary dividend income and $0.76 per share represented return of capital to the stockholders.

  On December 13, 1996, 1995, and 1994, the Board of Directors of the Company authorized a distribution of $0.39 per common share payable on January 31, 1997, 1996, and 1995 to holders of record on January 17, 1997, January 17, 1996 and January 17, 1995, respectively. As a result, $4,704,000 was paid to common shareholders on January 31, 1997, and $4,633,000 was paid to common shareholders on both January 31, 1996 and 1995 and $1,713,000 was paid to limited partnership unitholders on January 31, 1997, January 31, 1996 and February 15, 1995 ($0.39 per Operating Partnership unit), respectively. These amounts are reflected as a reduction of stockholders' equity and are included in accounts payable in the accompanying financial statements.

                              SAUL CENTERS, INC.
            Notes to Consolidated Financial Statements  (Continued)


 15. INTERIM RESULTS   (UNAUDITED)

         The following summary represents the results of operations of the Company for the interim periods from January 1, 1995 through December 31, 1996.


         (In thousands, except                                  Three Months Ended
         per share amounts)                        --------------------------------------------
                                                     12/31/96   9/30/96    6/30/96    3/31/96
                                                   ========== ========== ========== ===========
         Revenues                                  $ 16,439   $ 16,131   $ 15,820   $ 15,633
                                                   ---------- ---------- ---------- -----------
         Net income before extraordinary item
            and minority interests                    2,554      4,115      3,223      3,399

         Extraordinary item :
            Early extinguishment of debt               (587)        --         --         --
         Minority interests                          (1,713)    (1,713)    (1,713)    (1,713)
                                                   ---------- ---------- ---------- -----------
         Net income                                $    254   $  2,402   $  1,510   $  1,686
                                                   ========== ========== ========== ===========
         Per Share Data  :
            Net income before extraordinary item
               and minority interests              $   0.15   $   0.25   $   0.20   $   0.21

            Net income                             $   0.02   $   0.20   $   0.13   $   0.14

         (In thousands, except                                  Three Months Ended
         per share amounts)                        --------------------------------------------
                                                     12/31/95   9/30/95    6/30/95    3/31/95
                                                   ========== ========== ========== ===========
         Revenues                                  $ 15,789   $ 15,305   $ 15,194   $ 15,181
                                                   ---------- ---------- ---------- -----------
         Net income before extraordinary item
            and minority interests                    3,060      3,720      3,787      3,644

         Extraordinary item :
            Early extinguishment of debt               (998)        --         --         --
         Minority interests                          (1,713)    (1,713)    (1,713)    (1,713)
                                                   ---------- ---------- ---------- -----------
         Net income                                $    349   $  2,007   $  2,074   $  1,931
                                                   ========== ========== ========== ===========
         Per Share Data  :
            Net income before extraordinary item
               and minority interests              $   0.19   $   0.23   $   0.23   $   0.22

            Net income                             $   0.03   $   0.17   $   0.17   $   0.16

                                     F-23

                                                                                                                        Schedule III

                                                                                           SAUL CENTERS, INC.
                                                                                Real Estate and Accumulated Depreciation
                                                                                            December 31, 1996
                                                                                         (Dollars in Thousands)

                                                            Costs                       Basis at Close of Period
                                                         Capitalized   -------------------------------------------------------------

                                                          Subsequent                    Buildings
                                            Initial           to                           and          Leasehold
                                             Basis       Acquisition        Land       Improvements     Interests        Total
                                         -------------- --------------------------------------------- ------------------------------


SHOPPING CENTERS
Ashburn Village, Ashburn, VA                $   11,431  $          387   $      3,738   $      8,080  $            --    $   11,818
Beacon Mall, Alexandria, VA                      1,493          10,059             --         10,458           1,094         11,552
Belvedere, Baltimore, MD                           932             449            263          1,118              --          1,381
Boulevard, Fairfax, VA                           4,883              19          3,687          1,215              --          4,902
Clarendon, Arlington, VA                           385             909            635            659              --          1,294
Clarendon Station, Arlington, VA                   834              16            425            425              --            850
Crosstown, Tulsa, OK                             3,454             424            604          3,274              --          3,878
Flagship Center, Rockville, MD                     160               9            169             --              --            169
French Market, Oklahoma City, OK                 5,781             758          1,118          5,421              --          6,539
Germantown, Germantown, MD                       3,576             157          2,034          1,699              --          3,733
Giant, Baltimore, MD                               998             262            422            838              --          1,260
The Glen, Lake Ridge, VA                        12,918             206          5,300          7,824              --         13,124
Great Eastern, District Heights., MD             3,472           8,012          2,264          9,220              --         11,484
Hampshire Langley, Langley Park, MD              3,159           1,307          1,856          2,610              --          4,466
Leesburg Pike, Baileys Crossroads, VA            2,418           2,575          1,132          3,861              --          4,993
Lexington Mall, Lexington, KY                    4,868           5,435          2,111          8,192              --         10,303
Lumberton Plaza, Lumberton, NJ                   4,400           6,944            950         10,394              --         11,344
North Washington, Alexandria, VA                 2,034            (223)           544          1,267              --          1,811
Olney, Olney, MD                                 1,884             693             --          2,577              --          2,577
Park Rd., Washington, DC                           942             432          1,011            363              --          1,374
Ravenwood, Baltimore, MD                         1,245             412            703            954              --          1,657
Seven Corners, Falls Church, VA                  4,848          37,260          4,887         37,221              --         42,108
Shops at Fairfax, Fairfax, VA                    2,708           3,294            992          5,010              --          6,002
Southdale, Glen Burnie, MD                       3,650          14,509             --         17,537             622         18,159
Southside Plaza, Richmond, VA                    6,728           2,208          1,878          7,058              --          8,936
Sunshine City, Atlanta, GA                       2,474           1,750            703          3,521              --          4,224
Thruway, Winston-Salem, NC                       4,778           6,624          5,464          5,833             105         11,402
Village Center, Centreville, VA                 16,502             503          7,851          9,154              --         17,005
West Park, Oklahoma City, OK                     1,883             467            485          1,865              --          2,350
White Oak, Silver Spring, MD                     6,277           3,217          4,787          4,707              --          9,494
                                         -------------- --------------------------------------------- ------------------------------

    Total Shopping Centers                     121,115         109,074         56,013        172,355           1,821        230,189
                                         -------------- --------------------------------------------- -----------------------------

COMMERCIAL PROPERTIES
Avenel Business Park, Gaithersburg, MD          21,459           3,309          3,093         21,675              --         24,768

601 Pennsylvania Ave., Washington DC             5,479          43,344          5,667         43,156              --         48,823
Van Ness Square, Washington, DC                    812          25,072            831         25,053              --         25,884
                                         -------------- --------------------------------------------- ------------------------------

    Total Commercial Properties                 27,750          71,725          9,591         89,884              --         99,475
                                         -------------- --------------------------------------------- ------------------------------


    Total                                     $148,865        $180,799     $   65,604       $262,239    $      1,821       $329,664
                                         ============== ============================================= ==============================




























                                                                                                         Schedule III (Continued)

                                                        SAUL CENTERS, INC.
                                             Real Estate and Accumulated Depreciation
                                                         December 31, 1996
                                                      (Dollars in Thousands)

                                                                                                         Buildings
                                                                                                            and
                                                                                                        Improvements
                                          Accumulated       Related        Date of          Date        Depreciable
                                          Depreciation        Debt       Construction     Acquired     Lives in Years
                                         --------------- --------------------------------------------- ---------------

SHOPPING CENTERS
Ashburn Village, Ashburn, VA             $          505      $   12,600      1994           3/94             40
Beacon Mall, Alexandria, VA                       4,569          17,979  1960 & 1974        1/72          40 & 50
Belvedere, Baltimore, MD                            582           1,826      1958           1/72             40
Boulevard, Fairfax, VA                               82           1,036      1969           4/94             40
Clarendon, Arlington, VA                            589             388      1949           7/73             33
Clarendon Station, Arlington, VA                     10             402      1949           1/96             40
Crosstown, Tulsa, OK                              1,706              --      1974          10/75             40
Flagship Center, Rockville, MD                       --             432       --            1/72             --
French Market, Oklahoma City, OK                  2,512           2,602      1972           3/74             50
Germantown, Germantown, MD                          177             864      1990           8/93             40
Giant, Baltimore, MD                                499           1,946      1959           1/72             40
The Glen, Lake Ridge, VA                            510          10,880      1993           6/94             40
Great Eastern, District Heights., MD              1,525           5,382  1958 & 1960        1/72             40
Hampshire Langley, Langley Park, MD               1,327           8,800      1960           1/72             40
Leesburg Pike, Baileys Crossroads, VA             1,782          12,900      1965           2/66             40
Lexington Mall, Lexington, KY                     3,771          15,318  1971 & 1974        3/74             50
Lumberton Plaza, Lumberton, NJ                    4,261           9,100      1975          12/75             40
North Washington, Alexandria, VA                  1,104           1,869      1952           7/73             33
Olney, Olney, MD                                  1,290           5,027      1972          11/75             40
Park Rd., Washington, DC                            238           1,774      1950           7/73             30
Ravenwood, Baltimore, MD                            494           5,027      1959           1/72             40
Seven Corners, Falls Church, VA                  15,363          15,027      1956           7/73             33
Shops at Fairfax, Fairfax, VA                     1,586           1,252      1975           6/75             50
Southdale, Glen Burnie, MD                        7,777          13,403  1962 & 1987        1/72             40
Southside Plaza, Richmond, VA                     4,179           8,200      1958           1/72             40
Sunshine City, Atlanta, GA                        1,741           4,022      1970           2/76             40
Thruway, Winston-Salem, NC                        2,928          15,613  1955 & 1965        5/72             40
Village Center, Centreville, VA                     826          10,150      1990           8/93             40
West Park, Oklahoma City, OK                        807             287      1974           9/75             50
White Oak, Silver Spring, MD                      2,058          18,925  1958 & 1967        1/72             40
                                         --------------- ---------------
    Total Shopping Centers                       64,798         203,031
                                         --------------- ---------------


COMMERCIAL PROPERTIES
Avenel Business Park, Gaithersburg, MD            7,989          21,750   1984, 1986    12/84, 8/85       35 & 40
                                                                            & 1990         & 2/86
601 Pennsylvania Ave., Washington DC             14,034          37,980      1986           7/73             35
Van Ness Square, Washington, DC                   8,144          10,500      1990           7/73             35
                                         --------------- ---------------
    Total Commercial Properties                  30,167          70,230
                                         --------------- ---------------

    Total                                    $   94,965        $273,261
                                         =============== ===============

                              SAUL CENTERS, INC.
                   Real Estate and Accumulated Depreciation
                               December 31, 1996


     Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building                            33 - 50 years
Building components                      20 years
Tenant improvements                      The lesser of the term of the lease or
                                           the useful life of the improvements

     The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $252,807,000 at December 31, 1996. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

     The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 1996 are summarized as follows.

(In thousands)                              1996         1995         1994
--------------------------------------- ------------ ------------ ------------

Total real estate investments:
Balance, beginning of year                $ 321,662    $ 300,404    $ 263,519
                   Additions:
                           Improvements      15,177       21,762       19,884
                           Purchases             --           --       17,801
                   Deductions:
                           Retirements        7,175          504          800
                                        ------------ ------------ ------------
Balance, end of year                      $ 329,664    $ 321,662    $ 300,404
                                        ============ ============ ============



Total accumulated depreciation:
Balance, beginning of year              $    92,237  $    83,044  $    75,029
                   Depreciation expense      10,860        9,583        8,731
                   Retirements                8,132          390          716
                                        ------------ ------------ ------------
Balance, end of year                    $    94,965  $    92,237  $    83,044
                                        ============ ============ ============

------------------------------------------------------------------------------