Form 10-Q
period 1997-03-31
SAUL CENTERS INC
filed 1997-05-14
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                                   --------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     ----------------

                       Commission file number:  1-12254
                                                -------

                              SAUL CENTERS, INC.
     --------------------------------------------------------------------
            (Exact name of Registrant as Specified in Its Charter)

                Maryland                             52-1833074
     --------------------------------------------------------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

        8401 Connecticut Avenue
         Chevy Chase, Maryland                           20815
     --------------------------------------------------------------------
     (Address of Principal Executive Office)           (Zip Code)

                                (301) 986-6000
     --------------------------------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 12,253,344 shares of common stock, $0.01 par value, outstanding as of May 1, 1997.

                              SAUL CENTERS, INC.

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

     (a) Consolidated Balance Sheets as of March 31, 1997 and
         December 31, 1996.                                                3

     (b) Consolidated Statements of Operations for the three months ended
         March 31, 1997 and 1996.                                          4

     (c) Consolidated Statements of Stockholders' Equity as of
         March 31, 1997.                                                   5

     (d) Consolidated Statements of Cash Flows for the three
         months ended March 31, 1997 and 1996.                             6

     (e) Notes to Consolidated Financial Statements                        7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

     (a) Liquidity and Capital Resources                                  17

     (b) Results of Operations

         Three Months Ended March 31, 1997 compared to Three Months
         Ended March 31, 1996.                                            20



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              22
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 22
         --------------------------------

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


----------------------------------------------------------------------------------------------
                                                                     March 31,    December 31,
(Dollars in thousands)                                                  1997          1996
----------------------------------------------------------------------------------------------
ASSETS

    Real estate investments
      Land                                                       $     65,604     $   65,604
      Buildings and equipment                                         265,211        264,060
                                                                 -------------    -----------
                                                                      330,815        329,664
      Accumulated depreciation                                        (97,368)       (94,965)
                                                                 -------------    -----------
                                                                      233,447        234,699
    Construction in progress                                            4,428          1,508
    Cash                                                                1,994             38
    Accounts receivable and accrued income, net                         6,203          7,446
    Prepaid expenses                                                    4,374          4,808
    Deferred debt expense, net                                         10,818         11,287
    Other assets                                                        2,928          3,709
                                                                 -------------    -----------
              Total assets                                       $    264,192     $  263,495
                                                                 =============    ===========
LIABILITIES

    Notes payable                                                $    273,161     $  273,261
    Accounts payable, accrued expenses and other liabilities           15,991         15,154
    Deferred income                                                     3,046          1,441
                                                                 -------------    -----------
              Total liabilities                                       292,198        289,856
                                                                 -------------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 12,184,433 and 12,125,705 shares issued and
      outstanding, respectively                                           122            121
    Additional paid-in capital                                         16,468         15,529
    Accumulated deficit                                               (44,596)       (42,011)
                                                                 -------------    -----------
              Total stockholders' equity (deficit)                    (28,006)       (26,361)
                                                                 -------------    -----------
              Total liabilities and stockholders' equity         $    264,192     $  263,495
                                                                 =============    ===========

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


--------------------------------------------------------------------------------------------
                                                               For the Three Months Ended
                                                                       March 31,
(Dollars in thousands, except per share amounts)                1997               1996
--------------------------------------------------------------------------------------------
REVENUE
    Base rent                                                $   12,601       $  12,260
    Expense recoveries                                            2,312           2,293
    Percentage rent                                                 759             716
    Other                                                           890             364
                                                             -----------      ----------
              Total revenue                                      16,562          15,633
                                                             -----------      ----------
OPERATING EXPENSES
    Property operating expenses                                   2,026           2,158
    Provision for credit losses                                      43              55
    Real estate taxes                                             1,514           1,429
    Interest expense                                              4,820           4,426
    Amortization of deferred debt expense                           545             732
    Depreciation and amortization                                 2,572           2,680
    General and administrative                                      793             754
                                                             -----------      ----------
              Total operating expenses                           12,313          12,234
                                                             -----------      ----------
NET INCOME BEFORE EXTRAORDINARY
        ITEM AND MINORITY INTERESTS                               4,249           3,399

Extraordinary item
    Early extinguishment of debt                                   (369)             --
                                                             -----------      ----------
Net income before minority interests                              3,880           3,399
                                                             -----------      ----------
Minority interests
    Minority share of income                                     (1,048)           (918)
    Distributions in excess of earnings                            (665)           (795)
                                                             -----------      ----------
              Total minority interests                           (1,713)         (1,713)
                                                             -----------      ----------
NET INCOME                                                   $    2,167       $   1,686
                                                             ===========      ==========
NET INCOME PER SHARE
    Net income before extraordinary
            item and minority interests                      $     0.26       $    0.21
    Extraordinary item                                            (0.03)            --
                                                             -----------      ----------
    Net income before minority interests                     $     0.23       $    0.21
                                                             ===========      ==========
    Net income                                               $     0.18       $    0.14
                                                             ===========      ==========

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
                                                                     Additional
                                                      Common           Paid-in          Accumulated
(Dollars in thousands, except per share amounts)       Stock           Capital            Deficit              Total
-----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1995                     $    119          $  12,243         $  (29,097)          $  (16,735)

      Issuance of 246,605 shares of common
        stock through dividend reinvestment plan          2              3,286                 --                3,288
      Net income                                         --                 --              5,851                5,851
      Distributions ($1.17 per share)                    --                 --            (14,036)             (14,036)
      Distributions payable ($.39 per share)             --                 --             (4,729)              (4,729)
                                                   ---------         ----------        -----------          -----------
    Balance, December 31, 1996                          121             15,529            (42,011)             (26,361)

      Issuance of 58,728 shares of common
        stock through dividend reinvestment plan          1                939                 --                  940
      Net income                                         --                 --              2,167                2,167
      Distributions payable ($.39 per share)             --                 --             (4,752)              (4,752)
                                                   ---------         ----------        -----------          -----------
    Balance, March 31, 1997                        $    122          $  16,468         $  (44,596)          $  (28,006)
                                                   =========         ==========        ===========          ===========

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


-----------------------------------------------------------------------------------------------------------------
                                                                                     For the Three Months Ended
                                                                                             March 31,
(Dollars in thousands)                                                                 1997               1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $   2,167         $   1,686
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Minority interests                                                             1,713             1,713
          Early extinguishment of debt                                                     369                --
          Depreciation and amortization                                                  3,117             3,412
          Provision for credit losses                                                       43                55
          Decrease in accounts receivable                                                1,200               399
          Decrease in prepaid expenses                                                     265               170
          Decrease in other assets                                                         781               170
          Increase (decrease) in accounts payable and other liabilities                    837               (75)
          Increase (decrease) in deferred income                                         1,605                (5)
                                                                                     ----------        ----------
              Net cash provided by operating activities                                 12,097             7,525
                                                                                     ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                                                (1,151)           (1,539)
    Additions to construction in progress                                               (2,920)           (1,277)
                                                                                     ----------        ----------
              Net cash used in investing activities                                     (4,071)           (2,816)
                                                                                     ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                         43,500             6,402
    Repayments on notes payable                                                        (43,600)           (5,156)
    Fee paid on early extinguishment of debt                                               (95)               --
    Additions to deferred debt expense                                                    (350)              (14)
    Proceeds from the reinvestment of dividends in
      shares of common stock                                                               940               739
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                                                (6,465)           (6,367)
                                                                                     ----------        ----------
              Net cash used in financing activities                                     (6,070)           (4,396)
                                                                                     ----------        ----------
Net increase in cash                                                                     1,956               313
Cash, beginning of period                                                                   38               674
                                                                                     ----------        ----------
Cash, end of period                                                                  $   1,994         $     987
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

FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center businesses previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. These properties and related management functions collectively represent the "Saul Centers Portfolio Properties." Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which the Company developed into a neighborhood shopping center. Therefore, as of March 31, 1997, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers"), and three predominantly office properties (the "Commercial Properties"). Saul Centers completed its initial stock offerings on August 26, 1993, with the sale of 11,400,000 shares of common stock at $20 per share in an initial public offering and 479,050 shares of common stock at $20 per share in a private offering to The Saul Organization (collectively, the "Offerings"). Subsequent to the Offerings, there were 11,879,100 shares of common stock and no shares of preferred stock outstanding. Net proceeds of the Offerings (after expenses of approximately $18.2 million), and net proceeds of new bank borrowings were primarily used to curtail existing indebtedness related to the Saul Centers Portfolio Properties. After consummation of the Offerings, Saul Centers owned a
73.0 percent general partnership interest in  the Operating Partnership and a
1.0 percent general partnership interest in each of the two Subsidiary

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



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

BASIS OF PRESENTATION

     In the opinion of management, the consolidated financial statements reflect all adjustments necessary for fair presentation of the financial position and results of operations of Saul Centers. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers for the year ended December 31, 1996, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



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

     A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of March 1997, no single Shopping Center accounted for more than 10.6 percent of the total Shopping Center gross leasable area ("GLA"). Only one Shopping Center tenant, Giant Food, accounted for more than 2.0 percent of the Company's total revenues for the year ending December 31, 1996 and only three Shopping Center tenants individually accounted for more than 1.5 percent of total revenues for 1996.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

REAL ESTATE INVESTMENT PROPERTIES

     Real estate investment properties are stated at the lower of depreciated cost or net realizable value based on management's intent to hold such properties on a long-term basis. These assets have generally appreciated in value and accordingly the aggregate current value substantially exceeds their aggregate net book value as reported in these financial statements. Management believes the current value of the Current Portfolio Properties substantially exceeds the value of the Company's liabilities. These financial statements are prepared in conformity with generally accepted accounting principles, and accordingly, do not report the current value of the Company's real estate assets.

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Interest expense capitalized during the three month periods ended March 31, 1997 and 1996, was $65,000 and $171,000, respectively.

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

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable include $1,860,000 at March 31, 1997, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are charged to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $474,000 at March 31, 1997.

DEFERRED DEBT EXPENSE

     Deferred debt expense consists of financing fees and costs incurred to obtain long-term financing and interest rate protection agreements. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt expense in the accompanying financial statements is shown net of accumulated amortization of $6,414,000 at March 31, 1997.

REVENUE RECOGNITION

     Rental and interest income are accrued as earned, except, when doubt exists as to collectibility, accrual is discontinued. Expense recoveries represent property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period in which the expenses are accrued. Generally, additional rental income based on a tenant's gross revenue ("percentage rent") is accrued on the basis of the tenant's prior year percentage rent, adjusted to give effect to current sales data.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

PER SHARE DATA

     Per share data for net income before minority interests is presented on a fully converted basis and is computed using weighted average shares of 16,558,020 and 16,309,630, for the quarters ended March 31, 1997 and 1996, respectively. Per share data relating to net income after minority interests is computed on the basis of the weighted average common shares outstanding during the quarters ended March 31, 1997 and 1996, which were 12,164,857 and 11,916,467, respectively.

MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization holds 4,393,163 Convertible Limited Partnership Units of the Operating Partnership, representing a 26.5 percent limited partnership interest, as of March 31, 1997. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided that it may not exercise the rights at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9 percent of the outstanding equity securities of Saul Centers. The Saul Organization's 26.5 percent limited partnership interest in the Operating Partnership is presented as minority interests in the accompanying financial statements.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



DIRECTORS DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. Before the beginning of any calendar year, a director may elect to defer all or part of his or her director's fees to be earned in that year and the following years. A director has the option to have deferred fees paid in cash or in shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares distributed to the director is determined based on the market value of the common stock on the day the director's deferred fee was earned. Shares authorized and registered for use under the plan total 70,000. As of March 31, 1997, 29,590 shares had been credited to the director's deferred fee accounts.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes standards for measuring and accounting for impairment of long-lived assets held for production of income as well as long-lived assets to be "Disposed Of." The standard was implemented in 1996 and, in the opinion of management, no such impairment loss reductions are required.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. The Company has adopted SFAS No. 123 utilizing the method which provides for proforma disclosure of the impact of stock-based compensation.

     In February, 1997 the FASB issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure," both of which are required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 128 establishes new standards for computing, presenting and disclosing earnings per share, and will require restatement of prior year earnings per share disclosures. SFAS No. 129 establishes new standards for disclosing information about entities' capital structures. In the opinion of management, these standards will not have a material impact on the Company's consolidated results of operations and financial position.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



3.   CONSTRUCTION IN PROGRESS

     Construction in progress represents the costs of the current phase of the Seven Corners shopping center redevelopment, the Leesburg Pike expansion and Thruway's facade and site renovation. These costs include direct construction costs, indirect costs such as architectural, engineering and construction management, and carrying costs such as interest, real estate taxes and insurance.

     Construction In Progress
     ------------------------
         (In thousands)
     Seven Corners.............   $3,610
     Leesburg Pike.............      759
     Thruway...................       59
                                  ------
     Total.....................   $4,428
                                  ======

 4.  NOTES  PAYABLE

     In conjunction with the Offerings, the Company assumed and refinanced with the existing lenders $74.8 million of mortgage notes payable. The remaining mortgage and other notes payable assumed by the Company (including accrued interest and prepayment penalties) were repaid with the net proceeds of the Offerings and $117.8 million of new bank borrowings. Notes payable totaled $273.2 million at March 31, 1997, of which $126.2 million (46 percent) was fixed rate debt and $147.0 million (54 percent) was floating rate debt. All of the floating rate debt was capped by interest rate protection agreements (see "Notes Payable - Interest Rate Protection Agreements").

     On August 1, 1994, SC Finance Corporation, a wholly owned subsidiary of Saul Centers, issued $128 million of Fitch Investors Services, Inc. rated seven-year Mortgage Notes, consisting of $91 million of Class A Collateralized Floating Rate Commercial Mortgage Notes, rated "AA", bearing interest at a rate equal to 0.65 percent above LIBOR, $13 million of Class B Collateralized Floating Rate Commercial Mortgage Notes, rated "A", bearing interest at a rate equal to 1.05 percent above LIBOR and $24 million of Class C Collateralized Floating Rate Commercial Mortgage Notes, rated "BBB", bearing interest at a
rate equal to 1.55 percent above LIBOR.   Proceeds from the issuance of these
Mortgage Notes were used to repay debt of approximately $118 million, which was scheduled to mature primarily in 1996 and 1997.

     The ratings of the Company's $128 million of Mortgage Notes were affirmed by Fitch Investors Service, Inc. as of March 1996. Fitch noted that the affirmation of ratings reflected financial performance consistent with the initial underwriting of these Mortgage Notes.

                                SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     During 1996, the Company repaid a total of $76.6 million of variable rate mortgage notes, the majority of which were scheduled to mature during 1998, with the net proceeds of a $77.0 million 15-year fixed rate mortgage note. The note requires monthly payments of interest at a rate of 8.64 percent and principal based upon a 20 year amortization schedule. The Company's revolving credit facility commitment of $100.1 million was reduced to $44.0 million as a result of the fixed rate financing.

     During January 1997, the Company repaid a $38.0 million variable rate mortgage note scheduled to mature in 1999, with the net proceeds of a $38.5 million 16-year fixed rate mortgage note. The note requires monthly payments of interest at a rate of 7.88 percent and principal based upon a twenty-five year amortization schedule.

     As of March 31, 1997, the Company had a $44.0 million secured revolving credit facility with outstanding borrowings of $19.0 million. The line requires monthly interest payments of LIBOR plus 1.875 percent. At March 31, 1997, $25.0 million was available for borrowing on the line.

      As of March 31, 1997, the scheduled maturities of all debt for years ending December 31, were as follows:

     Debt Maturity Schedule
     ----------------------
        (In thousands)
     April through December 31, 1997.. $  2,018
     1998.............................   22,149
     1999.............................    3,380
     2000.............................    3,631
     2001.............................  131,803
     2002.............................    3,254
     Thereafter.......................  106,926
                                       --------
     Total                             $273,161
                                       ========

INTEREST RATE PROTECTION AGREEMENTS

   Simultaneously with the completion of the Offerings, the Company (i) entered into interest rate protection agreements (interest rate caps) to limit the Company's exposure to increases in interest rates on $199.8 million of its floating rate debt above a LIBOR strike price of 4.25 percent for a period of one year ending in August 1994 and (ii) entered into additional interest rate protection agreements for $199.8 million with a LIBOR strike price of 5.25

                                SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



percent for the ensuing four years ending in August 1998. Subsequent to the Company's November 1996 closing of its $77 million fixed rate mortgage, which refinanced a similar amount of floating rate debt, a total of $37.0 million of the 5.25 percent interest rate protection agreements were sold on December 9, 1996, leaving protection agreements with a notional value of $162.8 million and
5.25 percent interest rate maturing in August 1998. When adding the Company's current weighted average interest rate "spread" of approximately 1.00 percent over LIBOR at March 31, 1997 to the 5.25 percent strike price, the result is a maximum interest rate of approximately 6.25 percent for the Company's $147.0 million floating rate debt. The costs of these interest rate protection agreements were paid at the time of the Offerings.

   In conjunction with the August 1994 issue of the Mortgage Notes, the Company purchased $128 million of interest rate protection with a LIBOR strike price of
7.50 percent for a three-year term following the August 1998 expiration of the
5.25 percent interest rate protection agreement. The cost of this interest rate protection agreement was paid at the time of the issue of the Mortgage Notes.

   In March of 1995, the Company purchased $50 million of interest rate protection with a LIBOR strike price of 7.5 percent for a four-year term expiring March 1999. Subsequent to the Company's $77 million fixed rate loan closing in November 1996, this $50 million of interest rate protection was sold on December 9, 1996. Additionally, in March 1995, the Company purchased $71.8 million of interest rate protection with a LIBOR strike price of 7.5 percent for a two-year term following the August 1998 expiration of the 5.25 percent interest rate protection agreement. Also on December 9, 1996, the Company sold $37.0 million of these interest rate protection agreements.

   As a result of the purchased interest rate protection agreements, all of the Company's current floating rate debt totaling $147.0 million is capped at LIBOR strike prices of 5.25 percent through August 1998 and 7.5 percent through August 2000.

   The Company is exposed to interest rate risk and to risk of credit loss to the extent the counter party to the interest rate protection agreement is unable to perform. The interest rate risk refers to the Company's continuing obligation related to the stated interest rates in the existing debt agreements. Risk of credit loss is limited to the cost of replacing the interest rate protection agreements at current rates and not the notional principal amount, which is the amount upon which interest rates are applied to determine payment streams under the agreements. The Company does not anticipate non-performance by the counter parties of which there are three separate institutions. Income earned by the operation of the interest rate protection agreements for the three months ended March 31, 1997 and 1996, was $108,000 and $192,000, respectively and was reported as an offset to interest expense.

                                SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

   These financial statements are prepared in conformity with generally accepted accounting principles and accordingly do not report the current value of the Company's real estate assets. The Shareholders' Equity reported on the Consolidated Balance Sheets does not reflect any increase in the value resulting from the difference between the current value and the net book value of the Company's assets. Therefore Shareholder's Equity reported on the Consolidated Balance Sheets does not reflect the market value of stockholders' investment in the Company.

   The Consolidated Statement of Operations for the three months ended March 31, 1997 includes a charge for minority interests of $1,713,000, consisting of $1,048,000 related to the predecessor company's share of the net income for the quarter and $665,000 related to distributions to minority interests in excess of allocated net income for the quarter. The charge for the three months ended March 31, 1996 of $1,713,000 consists of $918,000 related to the predecessor company's share of net income for the quarter and $795,000 related to distributions to minority interests in excess of allocated net income for the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers" and, together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner, the "Company") as of March 31, 1997 and for the three month period ending March 31, 1997.

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

     Management anticipates that during the current year the Company may: 1) redevelop certain of the Shopping Centers, 2) develop additional freestanding out parcels or expansions within certain of the Shopping Centers, 3) acquire existing neighborhood and community shopping centers and 4) develop new shopping center sites. Acquisition and development of properties are undertaken only after careful analysis and review, and each such property is expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line or other external capital resources available to the Company.

     The Company expects to fulfill its long range requirements for capital resources in a variety of ways, including undistributed cash flow from operations, secured or unsecured bank and institutional borrowings, private or public offerings of debt or equity securities and proceeds from the dividend investment program. Borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership which can be converted into shares of Saul Centers common stock.

     For the three months ended March 31, 1997, operating activities provided net cash flow of $12,097,000, while financing activities provided proceeds of $43,500,000 from a notes payable refinancing and $940,000 from the reinvestment of dividends by operation of the Company's Dividend Reinvestment and Stock
Purchase Plan.   During the same three month period investing activities used cash of $4,071,000 and financing activities used cash primarily for the replacement of debt ($43,600,000), distributions ($6,465,000), shopping center renovations and capital expenditures ($1,151,000), and construction and redevelopment projects ($2,920,000).

     Management believes that the Company's current capital resources, including approximately $25,000,000 of the Company's credit line which was available for borrowing as of March 31, 1997, will be sufficient to meet its liquidity needs for the foreseeable future.

Capital Strategy and Financing Activity
---------------------------------------

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50 percent or less, and to actively manage the Company's leverage and debt expense in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50 percent of total asset value.

     Recently, the Company closed two long-term fixed rate mortgages, which
management believes enhances its financial position.   The first was a $77
million loan closed in November 1996, for a term of 15 years at a fixed interest rate of 8.64 percent, and an average twenty-year principal amortization schedule. A balloon payment of approximately $34 million will be due at maturity in December 2011. The loan is secured by six of the Company's retail and office properties. In January 1997, the Company closed a second loan in the amount of $38.5 million, for a 16-year term, at a fixed rate of 7.88 percent, and a twenty-five year principal amortization schedule. A balloon payment of approximately $24.5 million will be due at maturity in January 2013. This loan is secured by the 601 Pennsylvania Avenue office property. The proceeds of these loans were used to repay existing floating rate debt, including a portion of the revolving credit line, which had a weighted remaining term of less than 3 years and a weighted average interest rate of LIBOR plus 2.05 percent, or 7.58 percent assuming the three month LIBOR rate effective as of December 31, 1996.

     The Company now has fixed interest rates on approximately 46 percent of its total debt. The balance of the debt is tied to LIBOR rates and is covered by interest rate protection agreements, which cap LIBOR at 5.25 percent through August 1998 and 7.5 percent through August 2000.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

     The Company has selectively engaged in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail development and potential acquisitions of operating retail properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of retail redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its continuing redevelopment activities at Seven Corners, a recently completed facade renovation at Lumberton Plaza, and the recent undertaking of a renovation at Thruway and an expansion of Leesburg Pike shopping centers.

     The first phase renovation and conversion of Seven Corners, the Company's largest shopping center, from an enclosed mall to a large community retail center, was finished in September 1995. A 35,000 square foot Barnes & Noble book superstore opened in early October 1995, and a 50,000 square foot Bob's Store opened in March 1996. In addition to these new tenants, Seven Corners also features a 26,000 square foot Ross Dress for Less, a 50,000 square foot Best Buy and a renovated 23,000 square foot Woolworth's. These five anchor tenants comprise more than 32 percent of the current leasable space in the shopping center. Construction of a 16,000 square foot expansion of an outparcel building was completed in June 1995. This space is fully leased to service-oriented tenants, some of which relocated from the former enclosed mall. Construction was also completed in 1996 on two free-standing restaurant pads leased by Wendy's and Pizzeria Uno, which opened for business in May and September 1996, respectively.

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

     The Company has commenced construction on a facade renovation of its Harris Teeter and Steinmart anchored, 340,000 square foot, Thruway shopping center located in Winston-Salem, North Carolina. Construction will include a 40-foot clock tower, a new tenant sign band, colonial style anchor tenant features, new lighting and a complete facade upgrade. The renovation is projected to be completed in the fall of 1997.

     Leesburg Pike is a 83,000 square foot shopping center, where a facade renovation was completed in 1995. Construction has begun on a 13,000 square foot expansion of in-line shop space for new retail uses. The expansion is 100 percent pre-leased and is projected to be completed in the summer of this year.

Portfolio Leasing Status
------------------------

     At March 31, 1997, the portfolio consisted of thirty Shopping Centers and three Commercial Properties located in seven states and the District of Columbia. The Commercial Properties consist of one office property and one office/retail property, both located in the

District of Columbia, and one research park located in a Maryland suburb of Washington, D.C.

     At March 31, 1997, 89.1 percent of the Company's 5.8 million square feet of leasable space was leased to tenants, as compared to 87.6 percent at March 31, 1996. The shopping center portfolio was 88.9 percent leased at March 31, 1997 versus 87.0 percent as of March 31, 1996. The Commercial Properties were 90.6 percent leased at March 31, 1997 compared to 92.6 percent as of March 31, 1996. The overall improvement in the 1996 leasing percentage was primarily the result of substantial leasing activity at the Company's Seven Corners redevelopment project.

RESULTS OF OPERATIONS

     The following discussion compares the results of the Company for the three month periods ended March 31, 1997 and 1996. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

     Base rent and expense recoveries were $12,601,000 and $2,312,000, respectively, for the three month period ended March 31, 1997 (the "1997 Quarter"), compared to $12,260,000 and $2,293,000, respectively, for the comparable quarter in 1996 (the "1996 Quarter"), representing a $341,000 (2.8 percent) increase in base rent and $19,000 (0.8 percent) increase in expense recoveries. The increase in base rent resulted primarily from new leases placed in service at Seven Corners, Great Eastern and Leesburg Pike for the 1997 Quarter but not present during the 1996 Quarter.

     Percentage rent was $759,000 in the 1997 Quarter, compared to $716,000 in the 1996 Quarter, representing an increase of $43,000 (6.0 percent).

     Other income, which is comprised primarily of parking income, kiosk leasing, temporary leases, and payments associated with early termination of leases, was $890,000 in the 1997 Quarter, compared to $364,000 in the 1996 Quarter, representing an increase of $526,000 (144.5 percent). The increase in other income resulted primarily from increased lease termination payments.

     Operating expenses, comprised primarily of repairs and maintenance, utilities, payroll and insurance, decreased $132,000 (6.1 percent) to $2,026,000 in the 1997 Quarter from $2,158,000 in the 1996 Quarter. The reduction in the 1997 period's operating expenses was largely attributable to reduced snow removal expenses resulting from the relatively mild winter weather in the Mid-Atlantic region.

     Real estate taxes increased $85,000 (5.9 percent) to $1,514,000 in the 1997 Quarter from $1,429,000 in the 1996 Quarter. The real estate tax increase was mainly attributable to a significant increase in taxes assessed at Seven Corners center, due to the shopping center's redevelopment.

     The provisions for credit losses decreased $12,000 (21.8 percent) to $43,000 in the 1997 Quarter from $55,000 in the 1996 Quarter.

     Interest expense of $4,820,000 for the 1997 Quarter represented an increase of $394,000 (8.9 percent) over $4,426,000 reported for the 1996 Quarter. This increase is primarily attributable to increased interest expense resulting from the Company's conversion of approximately $115.5 million of its mortgage debt from floating rate loans to longer term, fixed rate loans.

     Amortization of deferred debt expense decreased to $545,000 for the 1997 Quarter from $732,000 for the 1996 Quarter, representing a decrease of $187,000 (25.5 percent). The decrease in the 1997 Quarter resulted from the elimination of amortization on interest rate protection agreements with a total notional value of $87.0 million, sold during the fourth quarter of 1996, and reduced debt amortization because new fixed rate debt has a longer term than the floating rate debt it replaced.

     Depreciation and amortization expense decreased $108,000 (4.0 percent) from $2,680,000 in the 1996 Quarter to $2,572,000 in the 1997 Quarter.

     General and administrative expense, which consists primarily of administrative, payroll and other overhead expense, was $793,000 for the 1997 Quarter, as compared to $754,000 for the 1996 Quarter, representing an increase of $39,000 (5.2 percent).

     Extraordinary item, loss on early extinguishment of debt, was $369,000 for the 1997 Quarter resulting from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio. No loss on early extinguishment of debt was recorded during the 1996 Quarter.

     PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 18, 1997, the Company held its Annual Meeting of Stockholders, at which Messrs. Caraci, Grosvenor, and Jackson were reelected to the Board of Directors, each receiving in excess of 91 percent of the votes of the approximately 11 million shares represented at the meeting. The terms of Messrs. Kelley, Longsworth, Noonan, Saul, Symington and Whitmore did not expire as of the April 18, 1997 meeting and such individuals continue as directors of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

     10.  (a)    First Amended and Restated Agreement of Limited Partnership of
                 Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to
                 Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and
                 Restated Agreement of Limited Partnership of Saul Holdings
                 Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings
                 Limited Partnership, and the Third Amendment to the First
                 Amended and Restated Agreement of Limited Partnership of Saul
                 Holdings Limited Partnership filed as Exhibit 10.(a) of the
                 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First
                 Amended and Restated Agreement of Limited Partnership of Saul
                 Holdings Limited Partnership is filed herewith.

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

          (j) First Amended and Restated Revolving Credit Agreement dated as of November 2, 1995 among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and The First National Bank of Chicago, First Bank National Association, BHF-Bank Aktiengesellschaft, Crestar Bank, Bank of America Illinois and The First National Bank of Chicago, as Agent and filed as
                 Exhibit 10.(k) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. First Amendment to the First Amended and Restated Revolving Credit Agreement dated as of November 7, 1996 among Saul Holdings Limited Partnership, and The First National Bank of Chicago, First Bank National Association, Crestar Bank, and The First National Bank of Chicago, as Agent, is filed herewith.

          (k) Indenture dated as of August 1, 1994 among SC Finance Corporation, as Issuer, Bankers Trust Company, as Master Service and in certain other capacities, and Marine Midland Bank, as Trustee, and filed as Exhibit 10.(o) of the 1994 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

          (l) Master Servicing Agreement dated as of August 1, 1994 among SC Finance Corporation, as Issuer, Marine Midland Bank, as Trustee, and Bankers Trust Company, as Master Servicer, and filed as Exhibit 10.(p) of the 1994 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

          (m) Mortgage Loan Purchase Agreement dated as of August 1, 1994 between SC Finance Corporation, Purchaser, and Value Line Mortgage Corporation, Originator, and filed as Exhibit 10.(q) of the 1994 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

          (n) Deed to Secure Debt, Deed of Trust, Mortgage, Security Agreement and Assignment of Rent; Modification and Consolidation Agreement dated as of July 31, 1994 among Saul Subsidiary I Limited Partnership, Mortgagor, Value Line Mortgage Corporation, Mortgagee, Stuart S. Levin and Kenneth Kraus, District of Columbia Trustee, Kenneth Kraus, Maryland Trustee, Kenneth Kraus, North Carolina Trustee, and Gerald R. Perras and Leonard W. Harrington, Jr., Virginia Trustee, and filed as Exhibit 10.(r) of the 1994 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

          (o) Interest Rate and Currency Exchange Agreement dated as of July 27, 1994 between General Re Financial Products Corporation and Saul Subsidiary I Limited Partnership, and filed as Exhibit 10.(s) of the 1994 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

          (p) Saul Centers, Inc. 1995 Dividend Reinvestment and Stock Purchase Plan filed with the Securities and Exchange Commission as File No. 33-80291 is hereby incorporated by reference.

          (q) Deferred Compensation Plan for Directors dated as of December 13, 1993 as filed as Exhibit 10.(r) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

          (r) Deed of Trust, Assignment of Rents, and Security Agreement dated as of June 9, 1994 by and between Saul Holdings Limited

                 Partnership and Ameribanc Savings Bank, FSB as filed as Exhibit 10.(t) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

          (s) Deed of Trust Note dated as of January 22, 1996 by and between Saul Holdings Limited Partnership and Clarendon Station Limited Partnership is filed herewith.

          (t) Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc. is filed herewith.

          (u) Interest Rate Agreements dated as of March 16, 1995 between Saul Holdings Limited Partnership and Wells Fargo Bank National Association as filed as Exhibit 10.(u) of the 1995 Annual report of the Company on Form 10-K is hereby incorporated by reference. First Amendment to Interest Rate Agreement dated as of December 9, 1996 between Saul Holdings Limited Partnership and Wells Fargo Bank National Association is filed herewith.

          (v) Interest Rate Agreement Termination dated as of December 9, 1996 between Saul Holdings Limited Partnership and Wells Fargo Bank, National Association is filed herewith.

          (w) Letter Agreement dated December 9, 1996 between Saul Holdings Limited Partnership and Wells Fargo Bank, National Association confirming the sale of interest rate cap with $37,000,000 notional value is filed herewith.

          (x) Amendment to amended interest rate cap agreement, notional value $34,780,000, dated December 17, 1996 between Saul Holdings Limited Partnership and The First National Bank of Chicago, is filed herewith.

          (y) Letter Agreement dated December 10, 1996 between Saul Holdings Limited Partnership and The First National Bank of Chicago confirming the sale of interest rate cap agreements with notional values of $50,000,000 and $37,000,000, is filed herewith.

          (z) Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, is filed herewith.

          23     Consent of  Certified Public Accountants

          99   Schedule of Portfolio Properties

               Financial Data Schedule

       Reports on Form 8-K.
       --------------------

          None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SAUL CENTERS, INC.
                                (Registrant)



 Date:    May 13, 1997          /s/ Philip D. Caraci
         --------------         ---------------------------------------
                                Philip D. Caraci, President


 Date:    May 13, 1997          /s/ Scott V. Schneider
         --------------         ---------------------------------------
                                Scott V. Schneider
                                Vice President, Chief Financial Officer