Form 10-Q
period 1997-06-30
SAUL CENTERS INC
filed 1997-08-13
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

                       Commission file number:  1-12254
                                                -------

                              SAUL CENTERS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

         Maryland                                               52-1833074
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

     8401 Connecticut Avenue
      Chevy Chase, Maryland                                       20815
---------------------------------------                         ----------
(Address of Principal Executive Office)                         (Zip Code)

                                (301) 986-6000
             ----------------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 12,316,637 shares of common stock, $0.01 par value, outstanding as of August 1, 1997.

                               SAUL CENTERS, INC.


PART I.  FINANCIAL INFORMATION                                        PAGE
                                                                      ----


Item 1.  Financial Statements (Unaudited)
         --------------------------------

     (a) Consolidated Balance Sheets as of June 30, 1997 and
         December 31, 1996.                                             3

     (b) Consolidated Statements of Operations for the three
         months and six months ended June 30, 1997 and 1996.            4

     (c) Consolidated Statements of Stockholders' Equity
         as of June 30, 1997.                                           5

     (d) Consolidated Statements of Cash Flows for the six months
         ended June 30, 1997 and 1996.                                  6

     (e) Notes to Consolidated Financial Statements                     7


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

     (a) Liquidity and Capital Resources                               16

     (b) Results of Operations

         Three months ended June 30, 1997 compared to three months
         ended June 30, 1996.                                          19

         Six months ended June 30, 1997 compared to six months ended
         June 30, 1996                                                 20


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                              22
         --------------------------------

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

=========================================================================================================================
                                                                                               June 30,       December 31,
(Dollars in thousands)                                                                           1997             1996
-------------------------------------------------------------------------------------------------------------------------
ASSETS

    Real estate investments
      Land                                                                                $    65,630         $    65,604
      Buildings and equipment                                                                 269,543             264,060
                                                                                          -----------         -----------
                                                                                              335,173             329,664
      Accumulated depreciation                                                                (99,781)            (94,965)
                                                                                          -----------         -----------
                                                                                              235,392             234,699
    Construction in progress                                                                    8,159               1,508
    Cash                                                                                           10                  38
    Accounts receivable and accrued income, net                                                 4,785               7,446
    Prepaid expenses                                                                            4,263               4,808
    Deferred debt expense, net                                                                 10,284              11,287
    Other assets                                                                                3,957               3,709
                                                                                          -----------         -----------
              Total assets                                                                $   266,850         $   263,495
                                                                                          ===========         ===========

LIABILITIES

    Notes payable                                                                         $   277,573         $   273,261
    Accounts payable, accrued expenses and other liabilities                                   16,225              15,154
    Deferred income                                                                             2,295               1,441
                                                                                          -----------         -----------
              Total liabilities                                                               296,093             289,856
                                                                                          -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 12,253,346 and 12,125,705 shares issued and
      outstanding, respectively                                                                   122                 121
    Additional paid-in capital                                                                 17,512              15,529
    Accumulated deficit                                                                       (46,877)            (42,011)
                                                                                          -----------         -----------
              Total stockholders' equity (deficit)                                            (29,243)            (26,361)
                                                                                          -----------         -----------

              Total liabilities and stockholders' equity                                  $   266,850         $   263,495
                                                                                          ===========         ===========

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

==============================================================================================================
                                                For the Three Months Ended           For the Six Months Ended
(Dollars in thousands,                                   June 30,                            June 30,
    except per share amounts)                       1997              1996              1997            1996
--------------------------------------------------------------------------------------------------------------
REVENUE
    Base rent                                   $     12,857    $     12,378        $    25,458    $    24,638
    Expense recoveries                                 2,246           2,179              4,558          4,472
    Percentage rent                                      678             709              1,437          1,425
    Other                                                843             554              1,733            918
                                                ------------    ------------        -----------    -----------
              Total revenue                           16,624          15,820             33,186         31,453
                                                ------------    ------------        -----------    -----------

OPERATING EXPENSES
    Property operating expenses                        2,010           1,902              4,036          4,060
    Provision for credit losses                          131             106                174            161
    Real estate taxes                                  1,456           1,514              2,970          2,943
    Interest expense                                   4,834           4,607              9,654          9,033
    Amortization of deferred debt expense                541             734              1,086          1,466
    Depreciation and amortization                      2,633           2,927              5,205          5,607
    General and administrative                           808             808              1,601          1,562
                                                ------------    ------------        -----------    -----------
              Total operating expenses                12,413          12,598             24,726         24,832
                                                ------------    ------------        -----------    -----------

NET INCOME BEFORE EXTRAORDINARY
        ITEM AND MINORITY INTERESTS                    4,211           3,222              8,460          6,621

Extraordinary item
    Early extinguishment of debt                          --              --               (369)            --
                                                ------------    ------------        -----------    -----------

NET INCOME BEFORE MINORITY INTERESTS                   4,211           3,222              8,091          6,621
                                                ------------    ------------        -----------    -----------

MINORITY INTERESTS
    Minority share of income                          (1,096)           (870)            (2,144)        (1,788)
    Distributions in excess of earnings                 (617)           (843)            (1,282)        (1,638)
                                                ------------    ------------        -----------    -----------
              Total minority interests                (1,713)         (1,713)            (3,426)        (3,426)
                                                ------------    ------------        -----------    -----------


NET INCOME                                      $      2,498    $      1,509        $     4,665    $     3,195
                                                =============   =============       ===========    ===========

NET INCOME PER SHARE
    Net income before extraordinary
            item and minority interests         $       0.25    $       0.20        $      0.51    $      0.41
    Extraordinary item                                    --              --              (0.02)            --
                                                -------------   -------------       -----------    -----------

    Net income before minority interests        $       0.25    $       0.20        $      0.49    $      0.41
                                                =============   =============       ===========    ===========

    Net income                                  $       0.20    $       0.13        $      0.38    $      0.27
                                                =============   =============       ===========    ===========

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

=========================================================================================================================
                                                                            Additional
                                                          Common              Paid-in        Accumulated
(Dollars in thousands, except per share amounts)           Stock              Capital          Deficit            Total
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1995                          $        119      $     12,243      $   (29,097)      $   (16,735)

      Issuance of 246,605 shares of common
        stock through dividend reinvestment plan                   2             3,286               --             3,288
      Net income                                                  --                --            5,851             5,851
      Distributions ($1.17 per share)                             --                --          (14,036)          (14,036)
      Distributions payable ($.39 per share)                      --                --           (4,729)           (4,729)
                                                        ------------      ------------      -----------       -----------

    Balance, December 31, 1996                                   121            15,529          (42,011)          (26,361)

      Issuance of 58,728 shares of common
        stock through dividend reinvestment plan                   1               939               --               940
      Net income                                                  --                --            2,167             2,167
      Distributions payable ($.39 per share)                      --                --           (4,752)           (4,752)
                                                        ------------      ------------      -----------       -----------

    Balance, March 31, 1997                                      122            16,468          (44,596)          (28,006)

      Issuance of 68,913 shares of common
        stock through dividend reinvestment plan                  --             1,044               --             1,044
      Net income                                                  --                --            2,498             2,498
      Distributions payable ($.39 per share)                      --                --           (4,779)           (4,779)
                                                        ------------      ------------      -----------       -----------

    Balance, June 30, 1997                              $        122      $     17,512      $   (46,877)      $   (29,243)
                                                        ============      ============      ===========       ===========

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

==========================================================================================================================
                                                                                                 For the Six Months Ended
                                                                                                         June 30,
(Dollars in thousands)                                                                         1997                 1996
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                            $     4,665          $     3,195
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Minority interests                                                                    3,426                3,426
          Early extinguishment of debt                                                            369                   --
          Depreciation and amortization                                                         6,291                7,073
          Provision for credit losses                                                             174                  161
          Decrease in accounts receivable                                                       2,487                2,005
          Decrease in prepaid expenses                                                            156                  562
          Increase in other assets                                                               (248)              (2,533)
          Increase in accounts payable and other liabilities                                    1,071                  747
          Increase in deferred income                                                             854                  685
                                                                                          -----------          -----------
              Net cash provided by operating activities                                        19,245               15,321
                                                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                                                       (3,593)              (3,956)
    Additions to construction in progress                                                      (8,567)              (2,880)
                                                                                          -----------          -----------
              Net cash used in investing activities                                           (12,160)              (6,836)
                                                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                                49,500               12,437
    Repayments on notes payable                                                               (45,188)              (9,012)
    Fee paid on early extinguishment of debt                                                      (95)                  --
    Additions to deferred debt expense                                                           (357)                 (51)
    Proceeds from the reinvestment of dividends in
      shares of common stock                                                                    1,984                1,534
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                                                      (12,957)             (12,758)
                                                                                          -----------          -----------
              Net cash used in financing activities                                            (7,113)              (7,850)
                                                                                          -----------          -----------
Net increase (decrease) in cash                                                                   (28)                 635
Cash, beginning of period                                                                          38                  674
                                                                                          -----------          -----------
Cash, end of period                                                                       $        10          $     1,309
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

FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center businesses previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. These properties and related management functions collectively represent the "Saul Centers Portfolio Properties." Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which the Company developed into a neighborhood shopping center. Therefore, as of June 30, 1997, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers"), and three predominantly office properties (the "Commercial Properties"). Saul Centers completed its initial stock offerings on August 26, 1993, with the sale of 11,400,000 shares of common stock at $20 per share in an initial public offering and 479,050 shares of common stock at $20 per share in a private offering to The Saul Organization (collectively, the "Offerings"). Subsequent to the Offerings, there were 11,879,100 shares of common stock and no shares of preferred stock outstanding. Net proceeds of the Offerings (after expenses of approximately $18.2 million), and net proceeds of new bank borrowings were primarily used to curtail existing indebtedness related to the Saul Centers Portfolio Properties. After consummation of the Offerings, Saul Centers owned a 73.0% general partnership interest in the Operating Partnership and a 1.0% general partnership interest in each of the two Subsidiary Partnerships, which were formed for tax

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


planning purposes and to facilitate future financing by the Company. Saul Centers made an election to be treated as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT").

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

     As a consequence of the transactions constituting the formation of the Company and the later transactions described above undertaken in connection with the Mortgage Note financing, Saul Centers serves as the sole general partner of Saul Subsidiary II Limited Partnership, one of the Subsidiary Partnerships, and Saul QRS, Inc., its wholly owned subsidiary, serves as the sole general partner of Saul Subsidiary I Limited Partnership, in each case holding a 1% general partnership interest. The remaining 99% interest in Saul Subsidiary II Limited Partnership is held by the Operating Partnership as the sole limited partner. The remaining 99% interest in Saul Subsidiary I Limited Partnership is held in the form of 96.53% and 2.47% limited partnership interests by the Operating Partnership and Saul Subsidiary II Limited Partnership, respectively. Through this structure, the Company owns 100% of the Current Portfolio Properties.

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

     A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of June 30, 1997, no single Shopping Center accounted for more than 10.6% of the total Shopping Center gross leasable area ("GLA"). Only one Shopping Center tenant, Giant Food, accounted for more than 2.0% of the Company's total revenues for the year ending December 31, 1996 and only three Shopping Center tenants individually accounted for more than 1.5% of total revenues for 1996.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

REAL ESTATE INVESTMENT PROPERTIES

     Real estate investment properties are stated at the lower of depreciated cost or net realizable value. Management believes that these assets have generally appreciated in value and accordingly the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company's liabilities as reported in these financial statements. These financial statements are prepared in conformity with generally accepted accounting principles, and accordingly, do not report the current value of the Company's real estate assets.

     Real estate investment properties are reviewed for potential impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of an individual property's undiscounted expected future cash flows is less than its carrying amount, the Company's policy is to recognize an impairment loss measured by the amount the depreciated cost of the property exceeds its fair value. Fair value is calculated as the present value of expected future cash flows.

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


operations as incurred. Interest expense capitalized during the three month periods ended June 30, 1997 and 1996, was $130,000 and $83,000, respectively. Interest expense capitalized during the six month periods ended June 30, 1997 and 1996, was $195,000 and $254,000, respectively.

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

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable include $1,794,000 at June 30, 1997, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are charged to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $532,000 at June 30, 1997.

DEFERRED DEBT EXPENSE

     Deferred debt expense consists of financing fees and costs incurred to obtain long-term financing and interest rate protection agreements. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt expense in the accompanying financial statements is shown net of accumulated amortization of $6,955,000 at June 30, 1997.

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

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


INCOME TAXES

     Saul Centers made an election to be treated, and intends to continue operating so as to qualify, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes to stockholders at least 95% of its REIT taxable income and complies with certain other requirements. Saul Centers continues to qualify as a REIT and, therefore, no provision has been made for federal income taxes in the accompanying financial statements.

STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash includes balances on hand and demand deposits with financial institutions.

PER SHARE DATA

     Per share data for net income before minority interests is presented on a fully converted basis and is computed using weighted average shares of 16,623,538 and 16,367,633, for the quarters ended June 30, 1997 and 1996, respectively, and shares of 16,590,779 and 16,338,631, for the six month periods ended June 30, 1997 and 1996, respectively. Per share data for net income after minority interests is computed using weighted average common shares outstanding of 12,230,375 and 11,974,470 for the quarters ended June 30, 1997 and 1996, respectively, and 12,197,616 and 11,945,468 for the six month periods ended June 30, 1997 and 1996, respectively.

MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization holds 4,393,163 Convertible Limited Partnership Units of the Operating Partnership, representing a 26.4% limited partnership interest, as of June 30, 1997. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided that it may not exercise the rights at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The Saul Organization's 26.4% limited partnership interest in the Operating Partnership is presented as minority interests in the accompanying financial statements.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


DIRECTORS DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. Before the beginning of any calendar year, a director may elect to defer all or part of his or her director's fees to be earned in that year and the following years. A director has the option to have deferred fees paid in cash or in shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares distributed to the director is determined based on the market value of the common stock on the day the director's deferred fee was earned. Shares authorized and registered for use under the plan total 70,000. As of June 30, 1997, 32,557 shares had been credited to the director's deferred fee accounts.

NEW ACCOUNTING PRONOUNCEMENTS

     In February, 1997 the FASB issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure," both of which are required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 128 establishes new standards for computing, presenting and disclosing earnings per share, and will require restatement of prior year earnings per share disclosures. SFAS No. 129 establishes new standards for disclosing information about entities' capital structures. In June 1997 the FASB issued SFAS 130 "Reporting Comprehensive Income" which is also required to be adopted for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income in the Company's financial statements. In the opinion of management, these standards will not have a material impact on the Company's consolidated results of operations and financial position.

3.   CONSTRUCTION IN PROGRESS

     Construction in progress represents the costs of the current phase of the Seven Corners shopping center redevelopment and Thruway's facade and site renovation. These costs include direct construction costs, indirect costs such as architectural, engineering and construction management, and carrying costs such as interest, real estate taxes and insurance.

     Construction In Progress
     ------------------------
          (In thousands)
     Seven Corners.............  $7,653
     Thruway...................     506
                                 ------
     Total.....................  $8,159
                                 ======

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   NOTES  PAYABLE

     Notes payable totaled $277.6 million at June 30, 1997, of which $125.6 million (45%) was fixed rate debt and $152.0 million (55%) was floating rate debt. All of the floating rate debt was capped by interest rate protection agreements (see "Notes Payable - Interest Rate Protection Agreements").

     On August 1, 1994, SC Finance Corporation, a wholly owned subsidiary of Saul Centers, issued $128 million of Fitch Investors Services, Inc. rated seven-year Mortgage Notes, consisting of $91 million of Class A Collateralized Floating Rate Commercial Mortgage Notes, rated "AA", bearing interest at a rate equal to 0.65% above LIBOR, $13 million of Class B Collateralized Floating Rate Commercial Mortgage Notes, rated "A", bearing interest at a rate equal to 1.05% above LIBOR and $24 million of Class C Collateralized Floating Rate Commercial Mortgage Notes, rated "BBB", bearing interest at a rate equal to 1.55% above
LIBOR.   Proceeds from the issuance of these Mortgage Notes were used to repay debt of approximately $118 million, which was scheduled to mature primarily in 1996 and 1997.

     The ratings of the Company's $128 million of Mortgage Notes were affirmed by Fitch Investors Service, Inc. as of March 1996. Fitch noted that the affirmation of ratings reflected financial performance consistent with the initial underwriting of these Mortgage Notes.

     During 1996, the Company repaid a total of $76.6 million of variable rate mortgage notes, the majority of which were scheduled to mature during 1998, with the net proceeds of a $77.0 million 15-year fixed rate mortgage note. The note requires monthly payments of interest at a rate of 8.64% and principal based upon a 20 year amortization schedule. The Company's revolving credit facility commitment of $100.1 million was reduced to $44.0 million as a result of the fixed rate financing.

     During January 1997, the Company repaid a $38.0 million variable rate mortgage note scheduled to mature in 1999, with the net proceeds of a $38.5 million 16-year fixed rate mortgage note. The note requires monthly payments of interest at a rate of 7.88% and principal based upon a twenty-five year amortization schedule.

     As of June 30, 1997, the Company had a $44.0 million secured revolving credit facility with outstanding borrowings of $24.0 million. The line requires monthly interest payments at a rate of LIBOR plus 1.875%. At June 30, 1997, $20.0 million was available for borrowing on the line.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


      As of June 30, 1997, the scheduled maturities of all debt for years ending December 31, were as follows:

     Debt Maturity Schedule
     ----------------------
         (In thousands)
     July through December 31, 1997..  $  1,430
     1998............................    27,149
     1999............................     3,380
     2000............................     3,631
     2001............................   131,803
     2002............................     3,254
     Thereafter......................   106,926
                                       --------
     Total                             $277,573
                                       ========

INTEREST RATE PROTECTION AGREEMENTS

     The Company has entered into interest rate protection agreements (interest rate caps) to limit the Company's exposure to increases in interest rates on $162.8 million of its floating rate debt above a LIBOR strike price of 5.25% through August 1998. When adding the Company's current weighted average interest rate "spread" of approximately 1.02% over LIBOR at June 30, 1997 to the 5.25% strike price, the result is a maximum interest rate of approximately 6.27% on the Company's $152.0 million floating rate debt. The Company has additional interest rate caps with a strike price of 7.5% and notional values of $162.8 million for the period September 1998 through August 2000 and $128.0 million for the period September 2000 through August 2001. The cost of these interest rate protection agreements was paid at the time of the Offerings and the issue of the Mortgage Notes.

     As a result of these interest rate protection agreements, all of the Company's current floating rate debt totaling $152.0 million is capped at LIBOR strike prices of 5.25% through August 1998 and 7.5% through August 2000.

     The Company is exposed to interest rate risk and to risk of credit loss to the extent the counter party to the interest rate protection agreement is unable to perform. The interest rate risk refers to the Company's continuing obligation related to the stated interest rates in the existing debt agreements. Risk of credit loss is limited to the cost of replacing the interest rate protection agreements at current rates and not the notional principal amount, which is the amount upon which interest rates are applied to determine payment streams under the agreements. The Company does not anticipate non-performance by the counter parties of

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


which there are three separate institutions. Income earned by the operation of the interest rate protection agreements for the three months ended June 30, 1997 and 1996, was $166,000 and $60,000, respectively and for the six months periods ended June 30, 1997 and 1996 was $274,000 and $252,000, respectively and was reported as an offset to interest expense.

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

     The Consolidated Statement of Operations for the three months and six months ended June 30, 1997 includes a charge for minority interests of $1,713,000 and $3,246,000, consisting of $1,096,000 and $2,144,000 related to the predecessor company's share of the net income for the 1997 quarter and six month period, respectively, and $617,000 and $1,282,000, related to distributions to minority interests in excess of allocated net income for the 1997 quarter and six month period, respectively. The charge for the three month and six month periods ended June 30, 1996 of $1,713,000 and $3,426,000 consists of $870,000 and $1,788,000 related to the predecessor company's share of net income for the 1996 quarter and six month period, respectively, and $843,000 and $1,638,000 related to distributions to minority interests in excess of allocated net income for the 1996 quarter and six month period, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers" and, together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner, the "Company") as of June 30, 1997 and for the three month and six month periods ended June 30, 1997.

Liquidity and Capital Resources
-------------------------------

     The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt service and loan repayments, expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 95% of its "real estate investment trust taxable income," as defined in the Internal Revenue Code of 1986, as amended. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings.

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

     For the six months ended June 30, 1997, operating activities provided net cash flow of $19,245,000, while financing activities provided net proceeds of $3,860,000 from a notes payable refinancing and line of credit borrowings and $1,984,000 from the reinvestment of dividends by operation of the Company's Dividend Reinvestment and Stock Purchase Plan.

During the same six month period investing and financing activities used cash primarily for distributions ($12,957,000), shopping center renovations and capital expenditures ($3,593,000), and construction and redevelopment projects ($8,567,000).

     Management believes that the Company's current capital resources, including approximately $20,000,000 of the Company's credit line which was available for borrowing as of June 30, 1997, will be sufficient to meet its liquidity needs for the foreseeable future.

Capital Strategy and Financing Activity
---------------------------------------

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company's leverage and debt expense in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value.

     Recently, the Company closed two long-term fixed rate mortgages, which
management believes enhances its financial position.   The first was a $77
million loan closed in November 1996, for a term of 15 years at a fixed interest rate of 8.64%, and an average twenty-year principal amortization schedule. A balloon payment of approximately $34 million will be due at maturity in December 2011. The loan is secured by six of the Company's retail and office properties. In January 1997, the Company closed a second loan in the amount of $38.5 million, for a 16-year term, at a fixed rate of 7.88%, and a twenty-five year principal amortization schedule. A balloon payment of approximately $24.5 million will be due at maturity in January 2013. This loan is secured by the 601 Pennsylvania Avenue office property. The proceeds of these loans were used to repay existing floating rate debt, including a portion of the revolving credit line, which had a weighted remaining term of less than 3 years and a weighted average interest rate of LIBOR plus 2.05%, or 7.58% assuming the three month LIBOR rate effective as of December 31, 1996.

     The Company now has fixed interest rates on approximately 45% of its total debt. The balance of the debt is tied to LIBOR rates and is covered by interest rate protection agreements, which cap LIBOR at 5.25% through August 1998 and 7.5% through August 2000.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

     The Company has selectively engaged in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail development and potential acquisitions of operating retail properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of retail redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its continuing redevelopment activities at Seven Corners, the recent undertaking of a renovation at Thruway and an expansion of Leesburg Pike shopping center.

     The newly constructed 127,000 square foot Home Depot and 69,000 square foot Shoppers Club stores at Seven Corners shopping center, the Company's 545,000 square foot community shopping center in Falls Church, Virginia, are scheduled to open during the third quarter of 1997. The opening of Home Depot and Shoppers Club substantially completes the Company's redevelopment of Seven Corners from an enclosed mall to an updated community strip center. The redevelopment effort added over 145,000 square feet of new retail area.

     During the second quarter, Centex Life Solutions executed a lease for a 31,000 square foot health concepts superstore and Michael Stores signed a lease for a 21,000 square foot arts and crafts store at Seven Corners. Saul Centers had recently recaptured the space leased by Michael and received a termination fee from Petstuff, which had closed their Seven Corners store subsequent to merging with PetSmart. Seven Corners is now over 93% leased.

     The Company is nearing completion of construction on a facade renovation of its Harris Teeter and Steinmart anchored, 340,000 square foot, Thruway shopping center located in Winston-Salem, North Carolina. Construction includes a 40-foot clock tower, a new tenant sign band, colonial style anchor tenant features, new lighting and a complete facade upgrade. The renovation is projected to be completed by the end of August 1997.

     Leesburg Pike is a 83,000 square foot shopping center, where a facade renovation was completed in 1995. Construction was substantially completed as of June 30, 1997 on a 13,000 square foot expansion of in-line shop space for new retail uses. The expansion is 100% leased, and Hollywood Video and Men's Wearhouse opened their new stores in July.

Portfolio Leasing Status
------------------------

     At June 30, 1997, the portfolio consisted of thirty Shopping Centers and three Commercial Properties located in seven states and the District of Columbia. The Commercial Properties consist of one office property and one office/retail property, both located in the District of Columbia, and one research park located in a Maryland suburb of Washington, D.C.

     At June 30, 1997, 90.1% of the Company's 5.8 million square feet of leasable space was leased to tenants, as compared to 90.2% at June 30, 1996. The shopping center portfolio was 89.8% leased at June 30, 1997 versus 90.0% as of June 30, 1996. The Commercial Properties were 92.1% leased at June 30, 1997 compared to 91.5% as of June 30, 1996.

RESULTS OF OPERATIONS

     The following discussion compares the results of the Company for the three and six month periods ended June 30, 1997 and 1996, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996
-----------------------------------------------------------------------------

     Base rent and expense recoveries were $12,857,000 and $2,246,000, respectively, for the three month period ended June 30, 1997 (the "1997 Quarter"), compared to $12,378,000 and $2,179,000, respectively, for the comparable quarter in 1996 (the "1996 Quarter"), representing a $479,000 (3.9%) increase in base rent and $67,000 (3.1%) increase in expense recoveries. The increase in base rent resulted primarily from new leases placed in service at Seven Corners and Leesburg Pike for the 1997 Quarter but not present during the 1996 Quarter.

     Percentage rent was $678,000 in the 1997 Quarter, compared to $709,000 in the 1996 Quarter, representing a decrease of $31,000 (4.4%).

     Other income, which is comprised primarily of parking income, kiosk leasing, temporary leases, and payments associated with early termination of leases, was $843,000 in the 1997 Quarter, compared to $554,000 in the 1996 Quarter, representing an increase of $289,000 (52.2%). The increase in other income resulted primarily from increased lease termination payments.

     Operating expenses, comprised primarily of repairs and maintenance, utilities, payroll and insurance, increased $108,000 (5.7%) to $2,010,000 in the 1997 Quarter from $1,902,000 in the 1996 Quarter.

     The provision for credit losses increased $25,000 (23.6%) to $131,000 in the 1997 Quarter from $106,000 in the 1996 Quarter.

     Real estate taxes decreased $58,000 (3.8%) to $1,456,000 in the 1997 Quarter from $1,514,000 in the 1996 Quarter.

     Interest expense of $4,834,000 for the 1997 Quarter represented an increase of $227,000 (4.9%) over $4,607,000 reported for the 1996 Quarter. This increase is primarily attributable to higher interest rates resulting from the Company's conversion of approximately $115.5 million of its mortgage debt from floating rate loans to longer term, fixed rate loans.

     Amortization of deferred debt expense decreased to $541,000 for the 1997 Quarter from $734,000 for the 1996 Quarter, representing a decrease of $193,000 (26.3%). The decrease in the 1997 Quarter resulted from the elimination of amortization on interest rate protection agreements with a total notional value of $87.0 million, sold during the fourth quarter of 1996, and reduced debt amortization because new fixed rate debt has a longer term than the floating rate debt it replaced.

     Depreciation and amortization expense decreased $294,000 (10.0%) from $2,927,000 in the 1996 Quarter to $2,633,000 in the 1997 Quarter.

     General and administrative expense, which consists primarily of administrative, payroll and other overhead expense, was $808,000 for both the 1997 and 1996 Quarters.


Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996
-------------------------------------------------------------------------

     Base rent and expense recoveries were $25,458,000 and $4,558,000, respectively, for the six month period ended June 30, 1997 (the "1997 Period"), compared to $24,638,000 and $4,472,000, respectively, for the comparable period in 1996 (the "1996 Period"), representing a $820,000 (3.3%) increase in base rent and $86,000 (1.9%) increase in expense recoveries. The increase in base rent resulted primarily from new leases placed in service at Seven Corners and Leesburg Pike for the 1997 Period but not present during the 1996 Period.

     Percentage rent was $1,437,000 in the 1997 Period, compared to $1,425,000 in the 1996 Period, representing an increase of $12,000 (0.8%).

     Other income, which is comprised primarily of parking income, kiosk leasing, temporary leases, and payments associated with early termination of leases, was $1,733,000 in the 1997 Period, compared to $918,000 in the 1996 Period, representing an increase of $815,000 (88.8%). The increase in other income resulted primarily from increased lease termination payments.

     Operating expenses, comprised primarily of repairs and maintenance, utilities, payroll and insurance, decreased $24,000 (0.6%) to $4,036,000 in the 1997 Period from $4,060,000 in the 1996 Period.

     The provision for credit losses increased $13,000 (8.1%) to $174,000 in the 1997 Period from $161,000 in the 1996 Period.

     Real estate taxes increased $27,000 (0.9%) to $2,970,000 in the 1997 Period from $2,943,000 in the 1996 Period.

     Interest expense of $9,654,000 for the 1997 Period represented an increase of $621,000 (6.9%) over $9,033,000 reported for the 1996 Period. This increase is primarily attributable to higher interest rates resulting from the Company's conversion of approximately $115.5 million of its mortgage debt from floating rate loans to longer term, fixed rate loans.

     Amortization of deferred debt expense decreased to $1,086,000 for the 1997 Period from $1,466,000 for the 1996 Period, representing a decrease of $380,000 (25.9%). The decrease in the 1997 Period resulted from the elimination of amortization on interest rate protection agreements with a total notional value of $87.0 million, sold during the fourth quarter of 1996, and reduced debt amortization because new fixed rate debt has a longer term than the floating rate debt it replaced.

     Depreciation and amortization expense decreased $402,000 (7.2%) from $5,607,000 in the 1996 Period to $5,205,000 in the 1997 Period.

     General and administrative expense, which consists primarily of administrative, payroll and other overhead expense, was $1,601,000 for the 1997 Period as compared to $1,562,000 for the 1996 Period, representing and increase of $39,000 (2.5%).

     Extraordinary item, loss on early extinguishment of debt, was $369,000 for the 1997 Period, resulting from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio. No loss on early extinguishment of debt was recorded during the 1996 Period.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

            Schedule of Portfolio Properties

            Financial Data Schedule

            Reports on Form 8-K
            -------------------

            None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SAUL CENTERS, INC.
                                (Registrant)



 Date:    August 14, 1997       /s/ Philip D. Caraci
          ---------------       ---------------------------------------
                                Philip D. Caraci, President


 Date:    August 14, 1997       /s/ Scott V. Schneider
          ---------------       ---------------------------------------
                                Scott V. Schneider
                                Vice President, Chief Financial Officer