Form 10-K/A
period 1996-12-31
SAUL CENTERS INC
filed 1997-10-14
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ----------------------
                                  FORM 10-K/A

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

Financial Information
---------------------

          In 1996, the Company reported funds from operations of $25,122,000 on a fully converted basis. This represents a 2.0% increase over 1995 funds from operations of $24,636,000. For the quarter ended December 31, 1996, the Company reported funds from operations of $6,534,000 on a fully converted basis, on revenues of

$16,439,000, compared to funds from operations of $6,186,000 for the quarter ended December 31, 1995, on revenues of $15,789,000. Both funds from operations per share and revenues for the fourth quarter of 1996 represent an increase of more than 4% over the comparable quarter of 1995. The following table presents a reconciliation from net income before minority interests to funds from operations:

                                                                  Year Ended December 31,        Quarter Ended December 31,
                                                                 ------------------------      ----------------------------
                                                                    1996          1995           1996               1995
                                                                 ----------    ----------      ---------          ---------
Net income before minority interests......................       $   12,703    $   13,213      $   1,967          $   2,062
Depreciation and amortization of real property............           10,860        10,425          3,008              3,126
Debt restructuring losses:
  Disposition of interest rate protection agreements......              972            --            972                 --
  Write-off of unamortized loan costs.....................              587           998            587                998
                                                                 ----------    ----------      ---------          ---------

Funds from operations.....................................       $   25,122    $   24,636      $   6,534          $   6,186
                                                                 ==========    ==========      =========          =========

          Funds from operations, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income excluding gains or losses from debt restructuring, sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations may not be comparable to similarly titled measures employed by other REITs. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. Funds from operations should not be considered as an alternative to operating income or net income, determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to service debt, to make capital expenditures and to fund other cash needs.


          The following table presents cashflows provided by (used in) operating, investing and financing activities:

                                               Year Ended December 31,
                                             ----------------------------
                                                1996             1995
                                             -----------      -----------
Operating activities....................     $   30,670       $   25,890
Investing activities....................     $   (8,875)      $  (21,687)
Financing activities....................     $  (22,431)      $   (4,556)

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

Saul Centers, Inc.
                           SELECTED FINANCIAL DATA

                     (In thousands, except per share data)

                                                                                              Predecessor to Saul
                                                     Saul Centers, Inc.                           Centers, Inc.
                                            -------------------------------------------  ---------------------------
                                                                            August 27      January 1
                                                                             through        through      Year Ended
                                              Years Ended December 31,     December 31,     August 26   December 31,
                                              1996      1995      1994        1993           1993          1992
                                            ========  ========  ========  =============  ============  =============
   Operating Data:
   --------------
     Total Revenue . . . . . . . . . . .    $ 64,023  $ 61,469  $ 57,397    $ 18,519       $ 34,472       $ 51,893
                                            --------  --------  --------  -------------  ------------  -------------
     Operating expenses. . . . . . . . .      49,761    47,258    42,787      13,594         39,744         55,939

     Operating Income. . . . . . . . . .      14,262    14,211    14,610       4,925         (5,272)        (4,046)
     Non-operating income
        Sale of interest rate protection
         agreements. . . . . . . . . . .        (972)      --       --           --             --             --
                                            --------  --------  --------  -------------  ------------  -------------
     Net income (loss) before
        extraordinary item and minority
        interests. . . . . . . . . . . .      13,290    14,211    14,610       4,925         (5,272)        (4,046)
     Extraordinary item:
        Early extinguishment of debt . .        (587)     (998)   (3,341)     (3,519)           --             --
                                            --------  --------  --------  -------------  ------------  -------------
     Net income (loss) before minority
        interests  . . . . . . . . . . .      12,703    13,213    11,269       1,406         (5,272)        (4,046)
     Minority Interests. . . . . . . . .      (6,852)   (6,852)   (4,274)       (380)           --             --
                                            --------  --------  --------  -------------  ------------  -------------
     Net income (loss) . . . . . . . . .    $  5,851  $  6,361  $  6,995    $  1,026       $ (5,272)      $ (4,046)
                                            ========  ========  ========  =============  ============  =============
   Per Share Data:
   --------------
     Net income (loss) before
        extraordinary item and minority
        interests  . . . . . . . . . . .     $   0.81  $   0.87  $   0.90    $   0.30     ---------------------------

     Net income  . . . . . . . . . . . .     $   0.49  $   0.54  $   0.59    $   0.09

     Weighted average shares outstanding:
        Fully converted  . . . . . . . .       16,497    16,272    16,272      16,272            No common shares
                                             ========  ========  ========  =============            outstanding
        Common stock . . . . . . . . . .       12,104    11,879    11,879      11,879
                                             ========  ========  ========  =============
   Dividends Paid:
   --------------
        Cash dividends to common
          stockholders . . . . . . . . .(1)  $ 18,669  $ 18,531  $ 18,531    $  1,782(2)
                                             ========  ========  ========  =============
        Cash dividends per share . . . .     $   1.56  $   1.56  $   1.56    $   0.15
                                             ========  ========  ========  =============  ---------------------------
   Balance Sheet Data:
   ------------------
     Income-producing properties
        (before accumulated
         depreciation). . . . . . . . . .    $329,664  $321,662  $300,404    $263,519                      $254,566
     Total assets . . . . . . . . . . . .     263,495   269,407   259,041     213,365                       201,940
     Total debt, including accrued
      interest  . . . . . . . . . . . . .     273,731   273,979   248,681     192,199                       335,949

   Other Data
   ----------
     Funds from operations(3)
        Net income before minority
         interests. . . . . . . . . . . .    $ 12,703  $ 13,213  $ 11,269
        Depreciation and amortization of
         real property. . . . . . . . . .      10,860    10,425     9,582
        Debt restructuring losses:
          Disposition of interest rate
           protection agreements. . . . .         972        --        --
          Write-off of unamortized loan
           costs. . . . . . . . . . . . .         587       998     3,341
                                             --------  --------  --------
     Funds from operations  . . . . . . .    $ 25,122  $ 24,636  $ 24,192
                                             ========  ========  ========
     Cash flow provided by (used in):
        Operating activities. . . . . . .    $ 30,670  $ 25,890  $ 23,811
        Investing activities. . . . . . .    $ (8,875) $(21,687) $(43,487)
        Financing activities. . . . . . .    $(22,431) $ (4,556) $ 17,948
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

  (3) Funds from operations, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income excluding gains or losses from debt restructuring, sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations may not be comparable to similarly titled measures employed by other REITs. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. Funds from operations should not be considered as an alternative to operating income or net income, determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to service debt, to make capital expenditures and to fund other cash needs.

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

                               SAUL CENTERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE INVESTMENT PROPERTIES

  Real estate investment properties are stated at the lower of depreciated cost or fair value less cost to sell, based on management's intent to hold such properties on a long-term basis.

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