Form 10-Q
period 1997-09-30
SAUL CENTERS INC
filed 1997-11-13
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                                   ------------------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------------

                        Commission file number:  1-12254
                                                 -------

                              SAUL CENTERS, INC.
 ----------------------------------------------------------------------------
            (Exact name of Registrant as Specified in Its Charter)

                Maryland                           52-1833074
-----------------------------------------------------------------------------
      (State or Other Jurisdiction of            (I.R.S. Employer
       Incorporation or Organization)           Identification No.)

          8401 Connecticut Avenue
           Chevy Chase, Maryland                        20815
-----------------------------------------------------------------------------
  (Address of Principal Executive Office)             (Zip Code)

                                (301) 986-6000
-----------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES   X     NO
                                              -----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 12,389,538 shares of common stock, $0.01 par value, outstanding as of November 1, 1997.

                               SAUL CENTERS, INC.


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

     (a) Consolidated Balance Sheets as of September 30, 1997 and
         December 31, 1996.                                                 3

     (b) Consolidated Statements of Operations for the three months and
         nine months ended September 30, 1997 and 1996.                     4

     (c) Consolidated Statements of Stockholders' Equity as of
         September 30, 1997.                                                5

     (d) Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 and 1996.                                       6

     (e) Notes to Consolidated Financial Statements                         7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

     (a) Liquidity and Capital Resources                                   17

     (b) Results of Operations

         Three months ended September 30, 1997 compared to three
         months ended September 30, 1996.                                  20

         Nine months ended September 30, 1997 compared to nine
         months ended September 30, 1996                                   22

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 24
         --------------------------------


SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                               September 30,         December 31,
(Dollars in thousands)                                                              1997                 1996
-----------------------------------------------------------------------------------------------------------------
ASSETS
    Real estate investments
      Land                                                                   $       65,630        $       65,604
      Buildings and equipment                                                       280,623               264,060
                                                                             --------------        --------------
                                                                                    346,253               329,664
      Accumulated depreciation                                                     (102,186)              (94,965)
                                                                             --------------        --------------
                                                                                    244,067               234,699
    Construction in progress                                                             --                 1,508
    Cash                                                                                997                    38
    Accounts receivable and accrued income, net                                       5,875                 7,446
    Prepaid expenses                                                                  4,347                 4,808
    Deferred debt expense, net                                                       10,158                11,287
    Other assets                                                                      3,805                 3,709
                                                                             --------------        --------------
              Total assets                                                   $      269,249        $      263,495
                                                                             ==============        ==============
LIABILITIES

    Notes payable                                                            $      283,370        $      273,261
    Accounts payable, accrued expenses and other liabilities                         14,072                15,154
    Deferred income                                                                   2,112                 1,441
                                                                             --------------        --------------
              Total liabilities                                                     299,554               289,856
                                                                             --------------        --------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 12,316,637 and 12,125,705 shares issued and
      outstanding, respectively                                                         123                   121
    Additional paid-in capital                                                       18,586                15,529
    Accumulated deficit                                                             (49,014)              (42,011)
                                                                             --------------        --------------
              Total stockholders' equity (deficit)                                  (30,305)              (26,361)
                                                                             --------------        --------------

              Total liabilities and stockholders' equity                     $      269,249        $      263,495
                                                                             ==============        ==============

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                        For the Three Months Ended                For the Nine Months Ended
(Dollars in thousands,                                         September 30,                            September 30,
    except per share amounts)                           1997                 1996                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------------
REVENUE
    Base rent                                           $     13,102     $    12,579             $    38,560     $     37,217
    Expense recoveries                                         2,326           2,413                   6,884            6,885
    Percentage rent                                              765             745                   2,202            2,170
    Other                                                        952             394                   2,685            1,312
                                                        ------------     -----------             -----------     ------------
              Total revenue                                   17,145          16,131                  50,331           47,584
                                                        ------------     -----------             -----------     ------------
OPERATING EXPENSES
    Property operating expenses                                2,043           2,045                   6,079            6,164
    Provision for credit losses                                  163              90                     337              251
    Real estate taxes                                          1,595           1,498                   4,565            4,382
    Interest expense                                           4,957           4,683                  14,611           13,716
    Amortization of deferred debt expense                        542             733                   1,628            2,199
    Depreciation and amortization                              2,626           2,245                   7,831            7,852
    General and administrative                                   838             722                   2,439            2,284
                                                        ------------     -----------             -----------     ------------
              Total operating expenses                        12,764          12,016                  37,490           36,848
                                                        ------------     -----------             -----------     ------------
NET INCOME BEFORE EXTRAORDINARY
        ITEM AND MINORITY INTERESTS                            4,381           4,115                  12,841           10,736

Extraordinary item
    Early extinguishment of debt                                  --              --                    (369)              --
                                                        ------------     -----------             -----------     ------------
NET INCOME BEFORE MINORITY INTERESTS                           4,381           4,115                  12,472           10,736
                                                        ------------     -----------             -----------     ------------

MINORITY INTERESTS
    Minority share of income                                  (1,149)         (1,111)                 (3,293)          (2,899)
    Distributions in excess of earnings                         (566)           (602)                 (1,848)          (2,240)
                                                        ------------     -----------             -----------     ------------
              Total minority interests                        (1,715)         (1,713)                (5,141)           (5,139)
                                                        ------------     -----------             -----------     ------------
NET INCOME                                              $      2,666     $     2,402             $     7,331     $      5,597
                                                        ============     ===========             ===========     ============
NET INCOME PER SHARE
    Net income before extraordinary
            item and minority interests                 $       0.26     $      0.25            $       0.77     $       0.66
    Extraordinary item                                           --               --                   (0.02)              --
                                                        ------------     -----------             -----------     ------------
    Net income before minority interests                $       0.26     $      0.25             $      0.75     $       0.66
                                                        ============     ===========             ===========     ============
    Net income                                          $       0.22     $      0.20             $      0.60     $       0.47
                                                        ============     ===========             ===========     ============

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Additional
                                                           Common               Paid-in           Accumulated
(Dollars in thousands, except per share amounts)            Stock               Capital             Deficit               Total
-----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1995                          $        119         $     12,243       $     (29,097)       $     (16,735)

      Issuance of 246,605 shares of common
        stock through dividend reinvestment plan                   2                3,286                  --                3,288
      Net income                                                  --                   --               5,851                5,851
      Distributions ($1.17 per share)                             --                   --             (14,036)             (14,036)
      Distributions payable ($.39 per share)                      --                   --              (4,729)              (4,729)
                                                        ------------         ------------       -------------        -------------
    Balance, December 31, 1996                                   121               15,529             (42,011)             (26,361)

      Issuance of 58,728 shares of common
        stock through dividend reinvestment plan                   1                  939                  --                  940
      Net income                                                  --                   --               2,167                2,167
      Distributions payable ($.39 per share)                      --                   --              (4,752)              (4,752)
                                                        ------------         ------------       -------------        -------------
    Balance, March 31, 1997                                      122               16,468             (44,596)             (28,006)

      Issuance of 68,913 shares of common
        stock through dividend reinvestment plan                  --                1,044                  --                1,044
      Net income                                                  --                   --               2,498                2,498
      Distributions payable ($.39 per share)                      --                   --              (4,779)              (4,779)
                                                        ------------         ------------       -------------        -------------
    Balance, June 30, 1997                                       122               17,512             (46,877)             (29,243)

      Issuance of 63,291 shares of common
        stock through dividend reinvestment plan                   1                1,074                  --                1,075
      Net income                                                  --                   --               2,666                2,666
      Distributions payable ($.39 per share)                      --                   --              (4,803)              (4,803)
                                                        ------------         ------------       -------------        -------------
    Balance, September 30, 1997                         $        123         $     18,586       $     (49,014)       $     (30,305)
                                                        ============         ============       =============        =============

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                                   For the Nine Months Ended
                                                                                         September 30,
(Dollars in thousands)                                                             1997                 1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $    7,331         $      5,597
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Minority interests                                                           5,141                5,139
          Early extinguishment of debt                                                   369                   --
          Depreciation and amortization                                                9,459               10,051
          Provision for credit losses                                                    337                  251
          Decrease in accounts receivable                                              1,234                1,485
          Decrease in prepaid expenses                                                  (149)                 (10)
          Increase in other assets                                                       (96)              (3,664)
          Increase (decrease) in accounts payable and other liabilities               (1,082)               1,269
          Increase in deferred income                                                    671                1,255
                                                                                  ----------         ------------
              Net cash provided by operating activities                               23,215               21,373
                                                                                  ----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                                              (4,655)              (6,659)
    Additions to construction in progress                                            (10,426)                (992)
                                                                                  ----------         ------------
              Net cash used in investing activities                                  (15,081)              (7,651)
                                                                                  ----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                       56,600               18,302
    Repayments on notes payable                                                      (46,491)             (14,404)
    Fee paid on early extinguishment of debt                                             (95)                  --
    Additions to deferred debt expense                                                  (773)                 (65)
    Proceeds from the reinvestment of dividends in
      shares of common stock                                                           3,059                2,384
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                                             (19,475)             (19,175)
                                                                                  ----------         ------------
              Net cash used in financing activities                                   (7,175)             (12,958)
                                                                                  ----------         ------------
Net increase in cash                                                                     959                  764
Cash, beginning of period                                                                 38                  674
                                                                                  ==========         ============
Cash, end of period                                                               $      997         $      1,438
                                                                                  ==========         ============

The accompanying notes are an integral part of these statements.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION, FORMATION, STRUCTURE AND BASIS OF PRESENTATION

ORGANIZATION

     Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. The authorized capital stock of Saul Centers consists of 30,000,000 shares of common stock, having a par value of $0.01 per share, and 1,000,000 shares of preferred stock. Each holder of common stock is entitled to one vote for each share held. In conjunction with the organization of Saul Centers, 50 shares of common stock were issued to The Saul Organization (as defined below). Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner are referred to collectively as the "Company."

FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center businesses previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships"), 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. These properties and related management functions collectively represent the "Saul Centers Portfolio Properties." Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which the Company developed into a neighborhood shopping center. Therefore, as of September 30, 1997, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers"), and three predominantly office properties (the "Commercial Properties"). Saul Centers completed its initial stock offerings on August 26, 1993, with the sale of 11,400,000 shares of common stock at $20 per share in an initial public offering and 479,050 shares of common stock at $20 per share in a private offering to The Saul Organization (collectively, the "Offerings"). Subsequent to the Offerings, there were 11,879,100 shares of common stock and no shares of preferred stock outstanding. Net proceeds of the Offerings (after expenses of approximately $18.2 million), and net proceeds of new bank borrowings were primarily used to curtail existing indebtedness related to the Saul Centers Portfolio Properties. After consummation of the Offerings, Saul Centers owned a 73.0% general partnership interest in the Operating Partnership and a 1.0% general partnership interest in each of the two Subsidiary Partnerships, which were formed for tax

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


planning purposes and to facilitate future financing by the Company. Saul Centers made an election to be treated as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT").

     In July 1994, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership, one of the Subsidiary Partnerships, and SC Finance Corporation was established for the purpose of issuing $128 million of collateralized floating rate mortgage notes (the "Mortgage Notes"). In connection with these transactions, the Operating Partnership transferred ten Shopping Centers previously owned by it to Saul Subsidiary I Limited Partnership as an additional capital contribution and Saul Subsidiary II Limited Partnership transferred one Shopping Center previously owned by it to Saul Subsidiary I Limited Partnership as an initial capital contribution in return for a limited partnership interest in Saul Subsidiary I Limited Partnership. As a consequence of these transfers, Saul Subsidiary I Limited Partnership owns a total of 17 Shopping Centers (the "Mortgaged Properties"). The Mortgaged Properties, which continue to be managed by the Operating Partnership, secure the mortgage purchased with proceeds from the issuance of the Mortgage Notes.

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

BASIS OF PRESENTATION

     In the opinion of management, the consolidated financial statements reflect all adjustments necessary for fair presentation of the financial position and results of operations of Saul Centers. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers for the year ended December 31, 1996, which are included in its Annual Report on Form 10-K/A. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

     A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of September 30, 1997, no single Shopping Center accounted for more than 10.6% of the total Shopping Center gross leasable area ("GLA"). Only one Shopping Center tenant, Giant Food, accounted for more than 2.0% of the Company's total revenues for the year ending December 31, 1996 and only three Shopping Center tenants individually accounted for more than 1.5% of total revenues for 1996.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

REAL ESTATE INVESTMENT PROPERTIES

     Real estate investment properties are stated at the lower of depreciated cost or fair value less cost to sell. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company's liabilities as reported in these financial statements. These financial statements are prepared in conformity with generally accepted accounting principles, and accordingly, do not report the current value of the Company's real estate assets.

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

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

value is calculated as the present value of expected future cash flows.

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Interest expense capitalized during the three month periods ended September 30, 1997 and 1996, was $85,000 and $101,000, respectively. Interest expense capitalized during the nine month periods ended September 30, 1997 and 1996, was $280,000 and $419,000, respectively.

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

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable include $1,735,000 at September 30, 1997, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are charged to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $692,000 at September 30, 1997.

DEFERRED DEBT EXPENSE

     Deferred debt expense consists of financing fees and costs incurred to obtain long-term financing and interest rate protection agreements. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt expense in the accompanying financial statements is shown net of accumulated amortization of $7,497,000 at September 30, 1997.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash includes balances on hand, demand deposits with financial institutions and short-term investments.

PER SHARE DATA

     Per share data for net income before minority interests is presented on a fully converted basis and is computed using weighted average shares of 16,688,703 and 16,432,240, for the quarters ended September 30, 1997 and 1996, respectively, and shares of 16,623,420 and 16,369,834, for the nine month periods ended September 30, 1997 and 1996, respectively. Per share data for net income after minority interests is computed using weighted average common shares outstanding of 12,295,540 and 12,039,077 for the quarters ended September 30, 1997 and 1996, respectively, and 12,230,257 and 11,976,671 for the nine month periods ended September 30, 1997 and 1996, respectively.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization holds 4,393,163 Convertible Limited Partnership Units of the Operating Partnership, representing a 26.3% limited partnership interest, as of September 30, 1997. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided that the Saul Organization may not exercise the rights at any time that it owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The Saul Organization's 26.3% limited partnership interest in the Operating Partnership is presented as minority interests in the accompanying financial statements.

DIRECTORS DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. Before the beginning of any calendar year, a director may elect to defer all or part of his or her director's fees to be earned in that year and the following years. A director has the option to have deferred fees credited to a cash or common stock account. If the director elects to have the deferred fees credited to a stock account, the number of shares allocated to the director is determined based on the closing price of the common stock on the day the director deferred fee was earned. Shares authorized and registered for use under the plan total 70,000. As of September 30, 1997, 35,289 shares had been credited to the directors' deferred stock accounts. There were no deferred cash accounts as of September 30, 1997.

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

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.   CONSTRUCTION IN PROGRESS

     Construction in progress costs include direct construction costs, indirect costs such as architectural, engineering and construction management, and carrying costs such as interest, real estate taxes and insurance. As of September 30, 1997, the Company had no construction in progress.

4.   NOTES PAYABLE

     Notes payable totaled $283.4 million at September 30, 1997, of which $124.8 million (44%) was fixed rate debt and $158.6 million (56%) was floating rate debt. All of the floating rate debt was capped by interest rate protection agreements (see "Notes Payable - Interest Rate Protection Agreements").

     On August 1, 1994, SC Finance Corporation, a wholly owned subsidiary of Saul Centers, issued $128 million of Fitch Investors Services, Inc. rated seven-year Mortgage Notes, consisting of $91 million of Class A Collateralized Floating Rate Commercial Mortgage Notes, rated "AA", bearing interest at a rate equal to 0.65% above LIBOR, $13 million of Class B Collateralized Floating Rate Commercial Mortgage Notes, rated "A", bearing interest at a rate equal to 1.05% above LIBOR and $24 million of Class C Collateralized Floating Rate Commercial Mortgage Notes, rated "BBB", bearing interest at a rate equal to 1.55% above
LIBOR.   Proceeds from the issuance of these Mortgage Notes were used to repay debt of approximately $118 million, which was scheduled to mature primarily in 1996 and 1997. On October 1, 1997, the Company repaid the Mortgage Notes in full, using proceeds from a new $147 million, 15 year fixed rate loan. (see "Notes Payable - Recent Financing Activities").

     During 1996, the Company repaid a total of $76.6 million of floating rate mortgage notes, the majority of which were scheduled to mature during 1998, with the net proceeds of a $77.0 million 15-year fixed rate mortgage note. The note requires monthly payments of interest at a rate of 8.64% and principal based upon a 20 year amortization schedule. The Company's revolving credit facility commitment of $100.1 million was reduced to $44.0 million as a result of the fixed rate financing.

     During January 1997, the Company repaid a $38 million floating rate mortgage note scheduled to mature in 1999, with the net proceeds of a $38.5 million 16-year fixed rate mortgage note. The note requires monthly payments of interest at a rate of 7.88% and principal based upon a twenty-five year amortization schedule.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     As of September 30, 1997, the Company had a $44 million secured revolving credit facility with outstanding borrowings of $30.6 million. The line required monthly interest payments at a rate of LIBOR plus 1.875%. At September 30, 1997, $13.4 million was available for borrowing on the line. On October 1, 1997, the Company terminated the $44 million secured revolving credit agreement using a portion of the proceeds from both a new $147 million, 15 year fixed rate loan and proceeds from a new $60 million, 3 year, unsecured revolving credit line. (see "Notes Payable -Recent Financing Activity").

     As of September 30, 1997, the scheduled maturities of all debt for years ending December 31, were as follows:

     Debt Maturity Schedule
     ----------------------
     (In thousands)
     October 1, through December 31, 1997..     $    667
     1998..................................       33,749
     1999..................................        3,380
     2000..................................        3,631
     2001..................................      131,803
     2002..................................        3,254
     Thereafter............................      106,886
                                                --------
     Total                                      $283,370
                                                ========

INTEREST RATE PROTECTION AGREEMENTS

     The Company has entered into interest rate protection agreements (interest rate caps) to limit the Company's exposure to increases in interest rates on $162.8 million of its floating rate debt above a LIBOR strike price of 5.25% through August 1998. When adding the Company's current weighted average interest rate "spread" of approximately 1.06% over LIBOR at September 30, 1997 to the 5.25% strike price, the result is a maximum interest rate of approximately 6.31% on the Company's $158.6 million floating rate debt. The Company has additional interest rate caps with a strike price of 7.5% and notional values of $162.8 million for the period September 1998 through August 2000 and $128.0 million for the period September 2000 through August 2001. The cost of these interest rate protection agreements was paid at the time of the Offerings and the issuance of the Mortgage Notes.

     As a result of these interest rate protection agreements, all of the Company's current floating rate debt totaling $152.0 million is capped at LIBOR strike prices of 5.25% through August 1998 and 7.5% through August 2000.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The Company is exposed to interest rate risk and to risk of credit loss to the extent the counter party to the interest rate protection agreement is unable to perform. The interest rate risk refers to the Company's continuing obligation related to the stated interest rates in the existing debt agreements. Risk of credit loss is limited to the cost of replacing the interest rate protection agreements at current rates and not the notional principal amount, which is the amount upon which interest rates are applied to determine payment streams under the agreements. The Company does not anticipate non-performance by the counter parties of which there are three separate institutions. Income earned by the operation of the interest rate protection agreements for the three months ended September 30, 1997 and 1996, was $225,000 and $131,000, respectively, and for the nine months periods ended September 30, 1997 and 1996, was $499,000 and $383,000, respectively, and was reported as an offset to interest expense.

     On October 1, 1997, the Company sold all of its remaining interest rate protection agreements following the close of a new $147 million, 15-year, fixed rate loan (see "Notes Payable - Recent Financing Activity").

RECENT FINANCING ACTIVITY

     On October 1, 1997, the Company closed a new $147 million secured mortgage loan. The loan term is 15 years, and requires payments based upon a fixed rate of 7.67% and 25 year principal amortization. The loan is secured by nine of the Company's shopping centers. The Company also closed a new three-year $60 million unsecured revolving credit line, which replaces the previous secured credit line. The interest rate floats at 1.375% to 1.625% over LIBOR, depending on certain covenant tests. As of October 1, 1997 outstanding borrowings totaled $15 million, leaving $45 million of uncommitted credit availability. The proceeds of the new loans were used to repay the Mortgage Notes and the previous secured credit line. As of October 1, 1997, the Company has fixed interest rates on approximately 95% of its total debt outstanding, which has a weighted remaining term of over 14 years. In connection with the refinancing, the Company sold all of its remaining interest rate protection agreements.

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

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


  The Consolidated Statement of Operations for the three months and nine months ended September 30, 1997 includes a charge for minority interests of $1,715,000 and $5,141,000, consisting of $1,149,000 and $3,293,000 related to the
Saul Organization's share of the net income for the 1997 quarter and nine month period, respectively, and $566,000 and $1,848,000, related to distributions to minority interests in excess of allocated net income for the 1997 quarter and nine month period, respectively. The charge for the three month and nine month periods ended September 30, 1996 of $1,713,000 and $5,139,000 consists of $1,111,000 and $2,899,000 related to the Saul
Organization's share of net income for the 1996 quarter and nine month period, respectively, and $602,000 and $2,240,000 related to distributions to minority interests in excess of allocated net income for the 1996 quarter and nine month period, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers" and, together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner, the "Company") as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997.

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

     For the nine months ended September 30, 1997, operating activities provided net cash flow of $23,215,000, while financing activities provided net proceeds of $9,241,000 from a notes payable refinancing and line of credit borrowings and $3,059,000 from the reinvestment of dividends by operation of the Company's Dividend Reinvestment and Stock Purchase Plan.

During the same nine month period investing and financing activities used cash primarily for distributions ($19,475,000), shopping center renovations and capital expenditures ($4,655,000), and construction and redevelopment projects ($10,426,000).

     Management believes that the Company's current capital resources, including the uncommited credit availability on the Company's credit line, will be sufficient to meet its liquidity needs for the foreseeable future. (see "Recent Financing Activity" below).

Capital Strategy and Financing Activity
---------------------------------------

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company's leverage and debt expense in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value.

     During the past twelve months, the Company closed two long-term fixed rate mortgages, which management believes enhances its financial position. The first was a $77 million loan closed in November 1996, for a term of 15 years at a fixed interest rate of 8.64%, and an average twenty-year principal amortization schedule. A balloon payment of approximately $34 million will be due at maturity in December 2011. The loan is secured by nine of the Company's shopping center and office properties. In January 1997, the Company closed a second loan in the amount of $38.5 million, for a 16-year term, at a fixed rate of 7.88%, and a twenty-five year principal amortization schedule. A balloon payment of approximately $24.5 million will be due at maturity in January 2013. This loan is secured by the 601 Pennsylvania Avenue office property. The proceeds of these loans were used to repay existing floating rate debt, including a portion of the revolving credit line, which had a weighted remaining term of less than 3 years and a weighted average interest rate of LIBOR plus 2.05%, or 7.58% assuming the three month LIBOR rate effective as of December 31, 1996.

     As of September 30, 1997, the Company had fixed interest rates on approximately 44% of its total debt. The balance of the debt was tied to LIBOR rates and was covered by interest rate protection agreements, which capped LIBOR at 5.25% through August 1998 and 7.5% through August 2000.

Recent Financing Activity
-------------------------

     On October 1, 1997, the Company closed a new $147 million secured mortgage loan. The loan term is 15 years, and requires payments based upon a fixed rate of 7.67% and 25 year principal amortization. The loan is secured by nine of the Company's shopping center properties. The Company also closed a new three-year $60 million unsecured revolving credit line, which replaces the previous secured credit line. The interest rate floats at 1.375% to 1.625% over LIBOR, depending on certain covenant tests. As of October 1, 1997 outstanding borrowings totaled $15 million, leaving $45 million of uncommitted credit availability. The proceeds of the new loans were used to repay the Mortgage Notes and the previous secured credit line. As of October 1, 1997, the Company has fixed interest rates on approximately 95% of its total debt outstanding, which has a weighted remaining term of over 14 years. In connection with the refinancing, the Company sold all of its remaining interest rate protection agreements.

     The Company expects to report a non-operating charge in its fourth quarter income statement of approximately $4.4 million on the disposition of the interest rate protection agreements. The Company additionally expects to report an extraordinary charge, early extinguishment of debt, of approximately $2.8 million for the write off of unamortized loan costs of the Mortgage Notes and former credit line.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

     The Company has selectively engaged in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail development and potential acquisitions of operating retail properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of retail redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recently completed redevelopment activities at Seven Corners, a renovation at Thruway and an expansion of Leesburg Pike shopping center.

     The newly constructed 125,000 square foot Home Depot and 72,000 square foot Shoppers Club stores at Seven Corners shopping center, the Company's 545,000 square foot community shopping center in Falls Church, Virginia, opened during the third quarter of 1997. The opening of Home Depot and Shoppers Club substantially completes the Company's redevelopment of Seven Corners from an enclosed mall to an updated community strip center. The redevelopment effort added over 145,000 square feet of new retail area.

     During the second quarter, Centex Life Solutions executed a lease for a 31,000 square foot health concepts superstore and Michael Stores signed a lease for a 21,000 square foot arts and crafts store at Seven Corners. Saul Centers had recently recaptured the space leased by Michael and received a termination fee from Petstuff, which had closed their Seven Corners store subsequent to merging with PetSmart. These two new anchor tenant spaces are under construction, and are expected to open their stores by the first quarter of 1998. Seven Corners is now over 93% leased.

     In August, the Company substantially completed construction on a facade renovation of its Harris Teeter and Steinmart anchored, 340,000 square foot, Thruway shopping center located in Winston-Salem, North Carolina. Construction includes a 40-foot clock tower, a new tenant sign band, colonial style anchor tenant features, new lighting and a complete facade upgrade.

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

Portfolio Leasing Status
------------------------

     At September 30, 1997, the portfolio consisted of thirty Shopping Centers and three Commercial Properties located in seven states and the District of Columbia. The Commercial Properties consist of one office property and one office/retail property, both located in the District of Columbia, and one research park located in a Maryland suburb of Washington, D.C.

     At September 30, 1997, 89.8% of the Company's 5.8 million square feet of leasable space was leased to tenants, as compared to 90.5% at September 30, 1996. The shopping center portfolio was 89.3% leased at September 30, 1997 versus 90.2% as of September 30, 1996. The Commercial Properties were 93.6% leased at September 30, 1997 compared to 92.6% as of September 30, 1996.

RESULTS OF OPERATIONS

     The following discussion compares the results of the Company for the three and nine month periods ended September 30, 1997 and 1996, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended September 30, 1997 compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1996
--------

     Base rent and expense recoveries were $13,102,000 and $2,326,000, respectively, for the three month period ended September 30, 1997 (the "1997 Quarter"), compared to $12,579,000 and $2,413,000, respectively, for the comparable quarter in 1996 (the "1996 Quarter"), representing a $523,000 (4.2%) increase in base rent and $87,000 (3.6%) decrease in expense recoveries. The increase in base rent resulted primarily from new leases placed in service at Seven Corners, Leesburg Pike and Van Ness Square for the 1997 Quarter that were not present during the 1996 Quarter. Base rent also increased at Thruway where tenants pay contractual rent increases as a result of the Company's recent facade renovation. Expense recoveries were less than those reported for the prior year's quarter due to a retroactive one-time accrual of additional common area maintenance recovery income during the 1996 quarter and reduced recoverable expenses during the 1997 quarter.

     Percentage rent was $765,000 in the 1997 Quarter, compared to $745,000 in the 1996 Quarter, representing an increase of $20,000 (2.7%).

     Other income, which is comprised primarily of parking income, kiosk leasing, temporary leases, and payments associated with early termination of leases, was $952,000 in the 1997 Quarter, compared to $394,000 in the 1996 Quarter, representing an increase of

$558,000 (141.6%). The increase in other income resulted primarily from increased lease termination payments collected at Seven Corners, Beacon Center and Lexington Mall.

     Operating expenses, comprised primarily of repairs and maintenance, utilities, payroll and insurance, decreased $2,000 (0.1%) to $2,043,000 in the 1997 Quarter from $2,045,000 in the 1996 Quarter.

     The provision for credit losses increased $73,000 (81.1%) to $163,000 in the 1997 Quarter from $90,000 in the 1996 Quarter. The increase resulted primarily from the write-off of a receivable from a former tenant deemed uncollectible.

     Real estate taxes increased $97,000 (6.5%) to $1,595,000 in the 1997 Quarter from $1,498,000 in the 1996 Quarter. The majority of the increase, approximately $70,000, resulted from an increase in the assessed value of Seven Corners due to the recently completed renovation.

     Interest expense of $4,957,000 for the 1997 Quarter represented an increase of $274,000 (5.9%) over $4,683,000 reported for the 1996 Quarter. This increase is primarily attributable to higher interest rates resulting from the Company's conversion of approximately $115.5 million of its mortgage debt from floating rate loans to longer term, fixed rate loans.

     Amortization of deferred debt expense decreased to $542,000 for the 1997 Quarter from $733,000 for the 1996 Quarter, representing a decrease of $191,000 (26.1%). The decrease in the 1997 Quarter resulted from the elimination of amortization on interest rate protection agreements with a total notional value of $87.0 million sold during the fourth quarter of 1996, and reduced loan cost amortization because new fixed rate debt costs are being amortized over a longer term than the floating rate debt costs they replaced.

     Depreciation and amortization expense increased $381,000 (17.0%) from $2,245,000 in the 1996 Quarter to $2,626,000 in the 1997 Quarter, primarily as a result of depreciation attributable to the Company's recently completed redevelopments and renovations.

     General and administrative expense, which consists of administrative, payroll and other overhead expense, was $838,000 for the 1997 Quarter, an increase of $116,000 (16.1%) over the 1996 Quarter, due primarily to increased payroll and related employment expenses.

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

     Base rent and expense recoveries were $38,560,000 and $6,884,000, respectively, for the nine month period ended September 30, 1997 (the "1997 Period"), compared to $37,217,000 and $6,885,000, respectively, for the comparable period in 1996 (the "1996 Period"), representing a $1,343,000 (3.6%) increase in base rent and $1,000 (0.0%) decrease in expense recoveries. The increase in base rent resulted primarily from new leases placed in service at Seven Corners, Leesburg Pike and Great Eastern for the 1997 Period that were not present during the 1996 Period. Base rent also increased at Thruway where tenants pay contractual rent increases as a result of the Company's recent facade renovation.

     Percentage rent was $2,202,000 in the 1997 Period, compared to $2,170,000 in the 1996 Period, representing an increase of $32,000 (1.5%).

     Other income, which is comprised primarily of parking income, kiosk leasing, temporary leases, and payments associated with early termination of leases, was $2,685,000 in the 1997 Period, compared to $1,312,000 in the 1996 Period, representing an increase of $1,373,000 (104.6%). The increase in other income resulted primarily from increased lease termination payments collected at Seven Corners, Beacon Center and Lexington Mall.

     Operating expenses, comprised primarily of repairs and maintenance, utilities, payroll and insurance, decreased $85,000 (1.4%) to $6,079,000 in the 1997 Period from $6,164,000 in the 1996 Period.

     The provision for credit losses increased $86,000 (34.3%) to $337,000 in the 1997 Period from $251,000 in the 1996 Period. The increase resulted primarily from the write-off of a receivable from a former tenant.

     Real estate taxes increased $183,000 (4.2%) to $4,565,000 in the 1997 Period from $4,382,000 in the 1996 Period.

     Interest expense of $14,611,000 for the 1997 Period represented an increase of $895,000 (6.5%) over $13,716,000 reported for the 1996 Period. This increase is primarily attributable to higher interest rates resulting from the Company's conversion of approximately $115.5 million of its mortgage debt from floating rate loans to longer term, fixed rate loans.

     Amortization of deferred debt expense decreased to $1,628,000 for the 1997 Period from $2,199,000 for the 1996 Period, representing a decrease of $571,000 (26.0%). The decrease in the 1997 Period resulted from the elimination of amortization on interest rate protection agreements with a total notional value of $87.0 million sold during the fourth quarter of 1996, and reduced loan cost amortization because new fixed rate debt costs are being amortized over a longer term than the floating rate debt costs they replaced.

     Depreciation and amortization expense decreased $21,000 (0.3%) from $7,852,000 in the 1996 Period to $7,831,000 in the 1997 Period.

     General and administrative expense, which consists primarily of administrative, payroll and other overhead expense, was $2,439,000 for the 1997 Period as compared to $2,284,000 for the 1996 Period, representing an increase of $155,000 (6.8%) due primarily to increased payroll and related employment expenses.

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

            Financial Data Schedule

            Schedule of Portfolio Properties

            Reports on Form 8-K
            -------------------

            None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SAUL CENTERS, INC.
                                        (Registrant)



 Date:    November 13, 1997             /s/ Philip D. Caraci
         ------------------             ---------------------------------------
                                        Philip D. Caraci, President


 Date:    November 13, 1997             /s/ Scott V. Schneider
         ------------------             ---------------------------------------
                                        Scott V. Schneider
                                        Vice President, Chief Financial Officer