Form 10-K
period 1997-12-31
SAUL CENTERS INC
filed 1998-03-31
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ----------------------
                                   FORM 10-K

          (Mark One)
     X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  ------
          EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ------
          EXCHANGE ACT OF 1934


          For the transition period from ____________ to ________________

                   Commission File number           1-12254

                              SAUL CENTERS, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)


         MARYLAND                                               52-1833074
---------------------------                                   --------------
(State or other  jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


       8401 CONNECTICUT AVENUE
        CHEVY CHASE, MARYLAND                                      20815
----------------------------------------                      --------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (301) 986-6000
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on which
          Title of each class                           registered
          -------------------                 ------------------------------

 COMMON STOCK, PAR VALUE $0.01 PER SHARE        NEW YORK STOCK EXCHANGE
-----------------------------------------       -----------------------


Securities registered pursuant to Section 12(g) of the Act:
                                      N/A
                            ---------------------
                               (Title of class)
                               ----------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.
       ---

     The number of shares of Common Stock, $0.01 par value, outstanding as of February 20, 1998 was 12,524,785.

                               TABLE OF CONTENTS
                               -----------------

                                    PART I                              Page Numbers
                                                                        ------------

Item 1.    Business....................................................   3

Item 2.    Properties..................................................   8

Item 3.    Legal Proceedings...........................................  12

Item 4.    Submission of Matters to a Vote of Security Holders.........  12

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters........................................  12

Item 6.    Selected Financial Data.....................................  13

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  15

Item 8.    Financial Statements and Supplementary Data.................  21

Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................  21

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..........  22

Item 11.   Executive Compensation......................................  22

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management..................................................  22

Item 13.  Certain Relationships and Related Transactions...............  22

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K....................................................  22


                         FINANCIAL STATEMENT SCHEDULE

Schedule III. Real Estate and Accumulated Depreciation.................  F-18


                                     PART I

ITEM 1.  BUSINESS

General
-------

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

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which it developed into a community shopping center. Therefore, as of December 31, 1997, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers") and three predominantly office properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

     As a consequence of the transactions constituting the formation of the Company, Saul Centers serves as the sole general partner of the Operating Partnership and of Saul Subsidiary II Limited Partnership, while Saul QRS, Inc., Saul Centers' wholly owned subsidiary, serves as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100 percent of the Current Portfolio Properties

     Saul Centers operates as a real estate investment trust under the Internal
Revenue Code of 1986, as amended (a "REIT").   Saul Centers generally will not
be subject to federal income tax, provided it annually distributes at least 95 percent of its real estate investment trust taxable income to its stockholders and meets certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders.


     The Company's principal business activity is the ownership, management and development of income-producing properties. The Company's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate.

Management of the Current Portfolio Properties
----------------------------------------------

     The Partnerships manage the Current Portfolio Properties and will manage any subsequently acquired properties. The Management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Partnerships provide each property with a fully integrated property management capability, with approximately 100 employees and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners' communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

     The Company augments its property management capabilities by sharing with The Saul Organization certain ancillary functions, at cost, such as computer and payroll services, benefits administration and in-house legal services. The company also shares insurance administration expenses on a pro rata basis with The Saul Organization. The Saul Organization subleases office space to the Company at its cost. Management believes that these arrangements result in lower costs than could be obtained by contracting with third parties. These arrangements permit the Company to capture greater economies of scale in purchasing from third party vendors than would otherwise be available to the Company alone and to capture internal economies of scale by avoiding payments representing profits with respect to functions provided internally. The terms of all sharing arrangements with The Saul Organization, including payments related thereto, are reviewed periodically by the Audit Committee of the Company's Board of Directors.

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

     Management believes there is significant potential for growth in cash flow as existing leases for space in the Shopping Centers expire and are renewed, or newly available or vacant space is leased. The Company intends to renegotiate leases aggressively and seek new tenants for available space in order to maximize this potential for increased cash flow. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants to increase cash flow. In those circumstances in which leases are not otherwise expiring, management intends to attempt to increase cash flow through a variety of means, including renegotiating rents in exchange for additional renewal options or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions in its leases.

     The Shopping Centers contain numerous undeveloped parcels within the centers which are suitable for development as free-standing retail facilities, such as restaurants, banks, auto centers or cinemas. Management will continue to seek desirable tenants for facilities to be developed on these sites and to develop and lease these sites in a manner that complements the Shopping Centers in which they are located.

     Management intends to negotiate lease renewals or to re-lease available space in the Office Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.

     It is management's intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work day. Management believes that the Shopping Centers generally are attractive and well maintained. The Shopping Centers will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by changes in the competitive environment of a Shopping Center. Several of the Shopping Centers have been renovated recently, and a major expansion and renovation was completed during 1997 at the Company's largest retail property. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail facilities.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

     The Company's redevelopment, renovation and acquisition objective is to selectively and opportunistically redevelop and renovate its properties, by replacing leases with below market rents with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company's strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail redevelopments and renovations.

     Management also believes that attractive opportunities for investment in existing and new shopping center properties will continue to be available. Management believes that the Company will be well situated to take advantage of these opportunities because of its access to capital markets, ability to acquire properties either for cash or securities (including Operating Partnership interests in tax advantaged transactions) and because of management's experience in seeking out, identifying and evaluating potential acquisitions. In addition, management believes its shopping center expertise should permit it to optimize the performance of shopping centers once they have been acquired.

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

Capital Strategies
------------------

     As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50 percent or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties' aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's total debt to asset value as of December 31, 1997 remains less than 50 percent.

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

     The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources - -Borrowing Capacity."

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

Competition
-----------

     As an owner of, or investor in, commercial real estate properties, the Company is subject to competition from a variety of other owners of similar properties in connection with their sale, lease or other disposition and use. Management believes that success in such competition is dependent in part upon the geographic location of the property, the tenant mix, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors impacting upon retail and commercial properties include the ease of access to the properties, the adequacy of related facilities such as parking, and the demographic characteristics in the markets in which the properties compete. Overall economic circumstances and trends and new properties in the vicinity of each of the properties in the Current Portfolio Properties are also competitive factors.

Environmental Matters
---------------------

     The Current Portfolio Properties are subject to various laws and regulations relating to environmental and pollution controls. The effect upon the Company of the application of such laws and regulations either prospectively or retrospectively is not expected to have a materially adverse effect on the Company's property operations. As a matter of policy, the Company requires an environmental study be performed with respect to a property that may be subject to possible environmental hazards prior to its acquisition to ascertain that there are no material environmental hazards associated with such property.

Employees
---------

     As of February 20, 1998, the Company employed approximately 100 persons, including six full-time leasing officers. None of the Company's employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Current Developments
--------------------

      A significant enhancement to the Company's sustained historical internal growth in shopping centers has been its continuing program of renovation and expansion activities. These development activities serve to position the Company's centers as architecturally consistent with the times in terms of facade image, site improvements and flexibility to accommodate tenant size requirements and merchandising evolution.

      In February 1998, the Company commenced construction on a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. The Company successfully negotiated the termination of a below market Venture lease in the fourth quarter of 1997. Construction of the first two new tenant spaces, a 40,000 square foot Bed, Bath and Beyond and an 8,000 square foot Lakeshore Learning, a children's educational toy store, is projected to be completed in late spring of 1998. The redevelopment will include a complete facade renovation of the 103,000 square foot building to incorporate new anchor tenant architectural features, new store fronts, tenant signage and decorative awnings.

       The Company announced on March 23, 1998 that it will purchase, through its operating partnership, a newly constructed, 100% leased office/flex building adjacent to its Avenel Business Park in Gaithersburg, Maryland. The building contains 46,335 square feet of net leasable area, which will increase the Company's Avenel Business Park by 16%, to 332,000 square feet. The purchase price is $5,600,000, to include $3,657,000 in debt assumption, with the balance to be paid through the issuance of new units in Saul Centers' operating partnership. The seller is a company which is an existing limited partner in the operating partnership. The initial cash yield on the purchase price, after deducting capital reserves and a market vacancy factor, is 10.3%. all of the property's leases provide for contractual annual rental increases which will further enhance this attractive return. Closing is expected on April 1, 1998.

       The Company also continues to take advantage of retail redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its redevelopment activities at Seven Corners, recently completed facade renovation at Thruway and an expansion of the Leesburg Pike shopping center. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Redevelopment, Renovation and Acquisitions."

Financial Information
---------------------

     In 1997, the Company reported Funds From Operations (FFO) of $27,637,000 on a fully converted basis. This represents a 10.0 percent increase over 1996 FFO of $25,122,000. The following table represents a reconciliation from net income before minority interests to FFO:

                                                           For the Years Ended December 31,
(Dollars in thousands)                                       1997       1996       1995
----------------------                                     ---------  ---------  ---------
Net income before minority interests                       $  9,406   $ 12,703   $ 13,213
Depreciation and amortization of real property               10,642     10,860     10,425
Debt restructuring losses:
     Disposition of interest rate protection agreements       4,392        972        ---
     Write-off of unamortized loan costs                      3,197        587        998
                                                           --------   --------   --------

Funds From Operations                                      $ 27,637   $ 25,122   $ 24,636
                                                           ========   ========   ========

Cash Flow provided by (used in):
     Operating activities                                  $ 28,936   $ 29,677   $ 25,055
     Investing activities                                  $(16,094)  $ (8,035)  $(20,992)
     Financing activities                                  $(12,192)  $(22,278)  $ (4,416)

     FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, is calculated using net income excluding gains or losses from debt restructuring, sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

ITEM 2.  PROPERTIES

Overview
--------

     The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 5.8 million square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 30 neighborhood and community Shopping Centers and three Office Properties totaling approximately 5.1 and 0.7 million square feet of GLA, respectively. With the exception of four Shopping Center properties purchased or developed during the past three years, the Company Portfolio consists of seasoned properties that had been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, although it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See "Business--Operating Strategies" and "Business-- Capital Strategies."

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

     The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. Based upon census data, the average estimated population within a three- and five-mile radius of the Shopping Centers is approximately 110,000 and 260,000, respectively. The average household income within a three and five-mile radius of the Shopping Centers is $59,000 and $60,000, respectively, compared to a national average of $51,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that any significant numbers of competing centers will be developed in the future.

     The Shopping Centers range in size from 4,900 to 545,800 square feet of GLA, with six in excess of 300,000 square feet, and a weighted average of approximately 171,000 square feet. A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store, and offer primarily day-to-day necessities and services. As of February 1998, no single Shopping Center accounted for more than 11.0 percent of the total Shopping Center GLA. Only one Shopping Center tenant, Giant Food, accounted for more than 2.0 percent of the Company's total revenues for the year ending December 31, 1997 and only three Shopping Center tenants, Giant Food, Best Buy, and Chevy Chase Bank, F.S.B., individually accounted for more than 1.5 percent of total revenues for this period.

The Office Properties
---------------------

     The three Office Properties are all located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 671,000 square feet, composed of 638,000 and 33,000 square feet of office and retail space, respectively. The Office Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. As a consequence, management believes that the Office Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.

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

     The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

           SAUL CENTERS, INC.
SCHEDULE OF CURRENT PORTFOLIO PROPERTIES
           DECEMBER 31, 1997

                                       Leasable     Year
                                         Area    Developed   Land
                                       (Square  or Acquired  Area   Percentage Leased
    Property          Location           Feet)  (Renovated)  Acres  Dec-1997 Dec-1996           Anchor/Significant Tenants
------------------ --------------      -------- -----------  -----  -------- --------  ---------------------------------------------
SHOPPING CENTERS
----------------
Ashburn Village    Ashburn, VA          108,204     1994      12.7     95%     100%    Giant Food, Blockbuster
Beacon Mall        Alexandria, VA       290,845  1972(1993)   32.3     69%      73%    Giant Food, Office Depot, Outback Steakhouse,
                                                                                       Marshalls, Sneaker Stadium, Hollywood Video
Belvedere          Baltimore, MD         54,941     1972       4.8    100%     100%    Giant Food, Rite Aid
Boulevard          Fairfax, VA           56,578     1994       5.0    100%     100%    Danker Furniture, Petco
Clarendon          Arlington, VA          6,940     1973       0.5    100%     100%
Clarendon Station  Arlington, VA          4,868     1996       0.1    100%     100%
Crosstown          Tulsa, OK            197,135     1975      26.4     20%      29%
Flagship Center    Rockville, MD         21,500  1972,1989     0.5    100%     100%
French Market      Oklahoma City, OK    213,658  1974(1984)   13.8     62%      94%    Bed Bath & Beyond, Lakeshore Learning Center,
                                                                                       Fleming Food, Furr's Cafetaria
Germantown         Germantown, MD        26,241    1992        2.7     92%      93%
Giant              Baltimore, MD         70,040  1972(1990)    5.0    100%     100%    Giant Food
The Glen           Lake Ridge, VA       112,639    1994       14.7    100%      95%    Safeway Marketplace, CVS Pharmacy
Great Eastern      District Heights, MD 255,448  1972(1995)   23.9     89%      90%    Giant Food, Caldor, Pep Boys
Hampshire Langley  Langley Park, MD     134,425  1972(1979)    9.9    100%     100%    Safeway, McCrory
Leesburg Pike      Baileys Crossrds, VA  97,888 1966(1982/95)  9.4    100%     100%    Zany Brainy, CVS Pharmacy, Hollywood Video
Lexington Mall     Lexington, KY        315,551    1974       30.0     88%      95%    McAlpin's, Dawahares of Lexington, Rite Aid
Lumberton Plaza    Lumberton, NJ        189,729 1975(1992/96) 23.3     89%      82%    Super Fresh, Rite Aid, Blockbuster, Mandee
North Washington   Alexandria, VA        41,500    1973        2.0    100%     100%    Mastercraft Interiors
Olney              Olney, MD             53,765  1975(1990)    3.7     92%      83%    Rite Aid
Park Rd.           Washington, DC       106,650  1973(1993)    1.7    100%     100%    Woolworth
Ravenwood          Baltimore, MD         87,750    1972        8.0    100%     100%    Giant Food

           SAUL CENTERS, INC.
SCHEDULE OF CURRENT PORTFOLIO PROPERTIES
           DECEMBER 31, 1997

                                       Leasable     Year
                                         Area    Developed   Land
                                       (Square  or Acquired  Area   Percentage Leased
    Property          Location           Feet)  (Renovated)  Acres  Dec-1997 Dec-1996           Anchor/Significant Tenants
------------------ --------------     --------- -----------  -----  -------- --------  ---------------------------------------------
SHOPPING CENTERS (CONTINUED)
---------------------------
Seven Corners      Falls Church, VA     545,061  1973(1994-7) 31.6     92%     88%     Home Depot, Shoppers Club, Best Buy,
                                                                                       Michaels, Barnes & Noble, Ross Dress For
                                                                                       Less, Centex Life Solutions

Shops at Fairfax   Fairfax, VA           64,580  1975(1992-3)  6.7     65%     54%     Office Depot, Hollywood Video

Southdale          Glen Burnie, MD      475,099  1972(1986)   39.6     99%     98%     Giant Food, Hechinger, Circuit City,
                                                                                       Kids R Us, Michaels, Marshalls, PetSmart,
                                                                                       Value City Furniture

Southside Plaza    Richmond, VA         352,516    1972       32.8     92%     97%     CVS Pharmacy, Nick's Supermarket

Sunshine City      Atlanta, GA          195,653    1976       14.6     88%     98%     Bolton Furniture, MacFrugals, Pep Boys,
                                                                                       The Emory Clinic

Thruway            Winston-Salem, NC    339,564    1972       30.5     96%     94%     Stein Mart, Reading China & Glass,
                                                                                       Harris Teeter, Fresh Market,
                                                                                       Blockbuster, Bocock-Stroud, Houlihan's

Village Center     Centreville, VA      142,881    1990       17.2     87%     84%     Giant Food

West Park          Oklhamoa City, OK    107,895    1975       11.2     66%     69%     Homeland Stores, Treasury Drug

White Oak          Silver Spring, MD    480,156  1972(1993)   28.5    100%     99%     Giant Food, Sears, Rite Aid, Blockbuster
                                      ---------              -----  -------- --------
              Total Shopping Centers  5,149,700              443.1     88%     90%
                                      ---------              -----  -------- --------


COMMERCIAL PROPERTIES
---------------------
Avenel Business Park Gaithersburg, MD   285,218  1981/85/89   28.2     99%     86%     Oncor, Inc., Quanta Systems, General
                                                                                       Services Administration

601 Pennsylvania   Washington, DC       225,153  1973(1986)    1.0    100%    100%     General Services Administration,
                                                                                       Capital Grille

Van Ness Square    Washington, DC       161,058  1973(1990)    1.2     88%     77%     United Mine Workers Pension Trust,
                                                                                       Office Depot, Pier 1
                                      ---------              -----  -------- --------
         Total Commercial Properties    671,429               30.4     97%     89%
                                      ---------              -----  -------- --------

                 TOTAL PORTFOLIO      5,821,129 SF           473.5   89.0%   89.6%
                                      ---------              -----  -------- --------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

     Saul Centers completed the Offerings on August 26, 1993. Shares of Common Stock were sold at an initial offering price of $20 per share and the net offering proceeds were used to acquire general partnership interests in the Operating Partnership and Subsidiary Partnerships, which hold the Portfolio
Properties and the Management Functions.   The shares are listed on the New York
Stock Exchange under the symbol "BFS". The high and low sales prices for the Common Stock shares for each quarter of 1996 and 1997 were as follows:

         Period                                             Share Price
         ------                                             -----------
                                                          High       Low
                                                         --------  --------
     January 1, 1997             --  March 31, 1997      $17 3/8   $15 1/2
     April 1, 1997               --  June 30, 1997       $17 1/4   $15 1/8
     July 1, 1997                --  September 30, 1997  $19 1/8   $16 3/16
     October 1, 1997             --  December 31, 1997   $19 3/8   $16 1/4

     January 1, 1996             --  March 31, 1996      $16 1/4   $13 7/8
     April 1, 1996               --  June 30, 1996       $14 7/8   $13
     July 1, 1996                --  September 30, 1996  $14 1/4   $12 5/8
     October 1, 1996             --  December 31, 1996   $16       $13 1/2

Holders
-------

     The approximate number of holders of record of the Common Stock was 550 as of February 20, 1998.

Dividends
---------

     Saul Centers was formed on June 10, 1993 and from that time through August 27, 1993, distributions were not paid to stockholders. Subsequent to its initial public offering, the Company has declared and paid regular quarterly distributions to its stockholders. The first distribution, in the amount of $0.15 per share for the partial quarter ended September 30, 1993, was paid on October 29, 1993 to stockholders of record as of October 15, 1993. This initial amount was based upon a full quarterly distribution of $0.39 per share. The Company paid four quarterly distributions in the amount of $0.39 per share, during each of the years ended December 31, 1997, 1996, 1995 and 1994, totaling $1.56 per share for each of these years, or an annual yield of 8.5 percent based on the closing price of the Common Stock on the New York Stock Exchange as of February 20, 1998. The Company has determined that 50.2 percent of the total $1.56 per share paid in calendar year 1997 represents currently taxable dividend income to the stockholders.

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

Saul Centers, Inc.

                            SELECTED FINANCIAL DATA

                     (In thousands, except per share data)

                                                                                                                Predecessor
                                                                                                                 to Saul
                                                                        Saul Centers, Inc.                      Centers, Inc.
                                                        ------------------------------------------------------  ----------
                                                                                                  August 27,    January 1,
                                                                                                    through      through
                                                                Years Ended December 31,          December 31,  August 26,
                                                          1997      1996       1995      1994         1993         1993
                                                        --------  --------  ---------  --------   ------------  ----------
OPERATING DATA:
---------------
  Total Revenue.......................................  $ 67,717  $ 64,023  $  61,469  $ 57,397       $ 18,519   $ 34,472
                                                        --------  --------  ---------  --------       --------   --------
  Operating expenses..................................    50,722    49,761     47,258    42,787         13,594     39,744

  Operating Income....................................    16,995    14,262     14,211    14,610          4,925     (5,272)
  Non-operating income
    Sale of interest rate protection agreements.......    (4,392)     (972)        --        --             --         --
                                                        --------  --------  ---------  --------       --------   --------
  Net income (loss) before extraordinary item
    and minority interest.............................    12,603    13,290     14,211    14,610          4,925     (5,272)
  Extraordinary item:
    Early extinguishment of debt......................    (3,197)     (587)      (998)   (3,341)        (3,519)        --
                                                        --------  --------  ---------  --------       --------   --------

  Net income (loss) before minority interests.........     9,406    12,703     13,213    11,269          1,406     (5,272)
  Minority Interests..................................    (6,854)   (6,852)    (6,852)   (4,274)          (380)        --
                                                        --------  --------  ---------  --------       --------   --------

  Net income (loss)...................................  $  2,552  $  5,851  $   6,361  $  6,995       $  1,026   $ (5,272)
                                                        ========  ========  =========  ========       ========   ========
PER SHARE DATA:
---------------
  Net income (loss) before extraordinary
    item and minority interests.......................  $   0.76  $   0.81  $    0.87  $   0.90       $   0.30

  Net income..........................................  $   0.21  $   0.49  $    0.54  $   0.59       $   0.09

  Weighted average shares outstanding:                                                                             NO
    Fully converted...................................    16,690    16,424     16,285    16,272         16,272
                                                        ========  ========  =========  ========       ========
    Common stock......................................    12,297    12,031     11,892    11,879         11,879   COMMON
                                                        ========  ========  =========  ========       ========

DIVIDENDS PAID:
---------------                                                                                                  SHARES
    Cash dividends to common stockholders...........(1) $ 19,063  $ 18,669  $  18,531  $ 18,531       $  1,782
                                                        ========  ========  =========  ========       ========
    Cash dividends per share..........................  $   1.56  $   1.56  $    1.56  $   1.56       $   0.15
                                                        ========  ========  =========  ========       ========
                                                                                                              OUTSTANDING
BALANCE SHEET DATA:
-------------------
  Income-producing properties
    (before accumulated depreciation).................  $335,268  $329,664  $ 321,662  $300,404       $263,519
  Total assets........................................   260,942   263,495    269,407   259,041        213,365
  Total debt, including accrued interest..............   273,731   273,731    273,979   248,681        192,199

OTHER DATA:
-----------
  Funds from operations (2)
    Net income before minority interests..............  $  9,406  $ 12,703  $  13,213  $ 11,269
    Depreciation and amortization of real property....    10,642    10,860     10,425     9,582
    Debt restructuring losses:
      Disposition of interest rate protection
        agreements....................................     4,392       972         --        --
      Write-off of unamortized loan costs.............     3,197       587        998     3,341
                                                        --------  --------  ---------  --------
  Funds from operations...............................  $ 27,637  $ 25,122  $  24,636  $ 24,192
                                                        ========  ========  =========  ========
  Cash flows provided by (used in):
    Operating activities..............................  $ 28,936  $ 29,677  $  25,055  $ 23,811
    Investing activities..............................  $(16,094) $ (8,035) $ (20,992) $(43,487)
    Financing activities..............................  $(12,192) $(22,278) $  (4,416) $ 17,948

--------------------
(1) By operation of the Company's dividend reinvestment plan, $4,305 and $3,378, was reinvested in newly issued common stock during 1997 and 1996, respectively.
(2) Funds From Operations (FFO) does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income excluding gains or losses from debt restructuring, sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion is based on the consolidated financial statements of the Company as of December 31, 1997 and for the year ended December 31, 1997. Prior year data is based on the Company's consolidated financial statements as of December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995.

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

     Management anticipates that during the coming year the Company may: 1) redevelop certain of the Shopping Centers, 2) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, 3) acquire existing neighborhood and community shopping centers and/or office properties and 4) develop new shopping center sites. Acquisition and development of properties are undertaken only after careful analysis and review, and such property is expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line or other external capital resources available to the Company.

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

     Management believes that the Company's current capital resources, including approximately $46,500,000 of the Company's credit line which was available for borrowing as of December 31, 1997, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

     In 1997, the Company reported Funds From Operations (FFO) of $27,637,000 on a fully converted basis. This represents a 10.0 percent increase over 1996 FFO of $25,122,000. The following table represents a reconciliation from net income before minority interests to FFO:


                                                           For the Years Ended December 31,
(Dollars in thousands)                                       1997       1996       1995
----------------------                                     ---------  ---------  ---------
Net income before minority interests                       $  9,406   $ 12,703   $ 13,213
Depreciation and amortization of real property               10,642     10,860     10,425
Debt restructuring losses:
     Disposition of interest rate protection agreements       4,392        972        ---
     Write-off of unamortized loan costs                      3,197        587        998
                                                           --------   --------   --------

Funds From Operations                                      $ 27,637   $ 25,122   $ 24,636
                                                           ========   ========   ========

Cash Flow provided by (used in):
     Operating activities                                  $ 28,936   $ 29,677   $ 25,055
     Investing activities                                  $(16,094)  $ (8,035)  $(20,992)
     Financing activities                                  $(12,192)  $(22,278)  $ (4,416)

     FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, is calculated using net income excluding gains or losses from debt restructuring, sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

     During 1997, the Company closed two long-term fixed rate mortgages, which
management believes enhance the balance sheet.   The first was a $38.5 million
loan closed in January 1997, for a term of 16 years at a fixed interest rate of
7.88 percent, and a twenty-year principal amortization schedule. A balloon payment of approximately $24.5 million will be due at maturity in January 2013. This loan is secured by the 601 Pennsylvania Avenue office property. The proceeds of this new loan were used to repay existing floating rate debt, which had a weighted remaining term of less than 3 years and a weighted average interest rate of LIBOR plus 2.05 percent, or 7.58 percent assuming the three month LIBOR rate effective as of December 31, 1997.

     In October 1997, the Company closed another loan in the amount of $147 million, for a 15-year term, at a fixed rate of 7.67 percent, and a twenty-five year principal amortization schedule. A balloon payment of approximately $87.9 million will be due at maturity in October 2012. This loan is secured by nine of the Company's retail properties. Also, in conjunction with the closing of the loan, the Company closed a new three-year $60 million unsecured credit line, which replaces the previous secured credit line. The interest rate floats at 1.375 percent to 1.625 percent over LIBOR, depending on certain covenant tests. As of February 20, 1998, outstanding borrowings total $18 million, leaving $42 million of uncommitted credit availability. This availability provides the Company with capital to pursue new redevelopment, renovation, and expansion opportunities within its portfolio. The proceeds of these new loans were used to repay existing floating rate debt, which had a remaining term of approximately 3.5 years. The Company now has fixed interest rates on approximately 94 percent of its total debt outstanding, which now has a weighted remaining term of approximately 14 years. In connection with the refinancing, the Company sold all of its remaining interest rate protection agreements.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

     The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of retail redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its redevelopment activities at Seven Corners, recently completed facade renovation at Thruway and an expansion of the Leesburg Pike shopping center.

     The newly constructed 127,000 square foot Home Depot and 70,000 square foot Shoppers Club stores at Seven Corners shopping center, the Company's 545,000 square foot community shopping center in Falls Church, Virginia, opened during the third quarter of 1997. The opening of Home Depot and Shoppers Club substantially completes the Company's redevelopment of Seven Corners from an enclosed mall to an updated community strip center. The redevelopment effort added 145,000 square feet of new retail area.

     During the second quarter, Centex Life Solutions executed a lease for a 31,000 square foot health concepts superstore and Michaels Stores signed a lease for a 21,000 square foot arts and crafts store at Seven Corners. Saul Centers had recently recaptured the space leased by Michaels and received a termination fee from Petstuff, which had closed their store subsequent to merging with PetSmart. Centex leased and substantially renovated the interior and exterior of the former F&M Distributors drug store space. These two new anchor tenants recently opened their stores.

     In August 1997, the Company substantially completed construction on a facade renovation of its Harris Teeter and Stein Mart anchored 340,000 square foot, Thruway shopping center located in Winston-Salem, North Carolina. Construction includes a 40-foot clock tower, a new tenant sign band, colonial style anchor tenant features, new lighting and a complete facade upgrade.

     Leesburg Pike is a 98,000 square foot shopping center, where a facade renovation was completed in 1995. Construction was subsequently completed as of June 1997 on a 13,000 square foot expansion of in-line shop space for new retail uses. The expansion is 100 percent leased and occupied by tenants including Hollywood Video and Men's Wearhouse.

Portfolio Leasing Status
------------------------

     At December 31, 1997, the portfolio consisted of thirty Shopping Centers and three Office Properties located in seven states and the District of Columbia. The Office Properties consist of one office property and one office/retail property, both located in the District of Columbia, and one research park located in a Maryland suburb of Washington, DC.

     At December 31, 1997, 89.0 percent of the Company's 5.8 million square feet of leasable space was leased to tenants, as compared to 89.6 percent at December 31, 1996. The shopping center portfolio was 87.9 percent leased at December 31, 1997 versus 89.8 percent as of December 31, 1996. The Office Properties were
96.8 percent leased at December 31, 1997 compared to 88.5 percent as of December 31, 1996. The overall reduction in the year-end 1997 leasing percentage was primarily caused by the Company's termination of a major retail lease for redevelopment, offset in part by improved leasing activity at the Company's Avenel Business Park and Van Ness Square office properties. The decline in the 1997 shopping center portfolio leasing percentage resulted primarily from the Company's redevelopment activities at its French Market property. In order to redevelop its French Market center in Oklahoma City, the Company acquired the lease of a 103,000 square foot tenant, of which only 49,000 square feet was leased as of year end. The annual rent committed under the 49,000 square feet of new leases exceeds that of the former tenant's entire space. Lease negotiations for the remaining space are in progress.

Results of Operations
---------------------

     The following discussion compares the results of the Company for the year ended December 31, 1997 with the year ended December 31, 1996, and compares the year ended December 31, 1996 with the year ended December 31, 1995. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto.

Years Ended December 31, 1997 and 1996
--------------------------------------

     Base rent increased to $51,779,000 in 1997 from $49,814,000 in 1996, representing a $1,965,000 (3.9 percent) increase. The increase in base rent resulted primarily from increased rents received at the redeveloped Seven Corners, Leesburg Pike and Thruway shopping centers, and to a lesser extent, increased shopping center minimum rents at several properties due to improved leasing and generally higher rents on lease renewals.

     Expense recoveries increased to $9,479,000 in 1997 from $9,301,000 in 1996, representing an increase of $178,000 (1.9 percent). The increase in expense recoveries resulted primarily from real estate tax recovered from tenants at the recently redeveloped Seven Corners center.

     Percentage rent was $2,948,000 in 1997, compared to $2,924,000 in 1996, representing an increase of $24,000 (0.8%). This increase resulted from generally improved reported sales throughout the portfolio.

     Other income, which consists primarily of parking income at two of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $3,511,000 in 1997, compared to $1,984,000 in 1996, representing an increase of $1,527,000 (77.0%). The increase in other income resulted from two large lease termination payments.

     As a consequence of the foregoing the 1997 total revenues of $67,717,000 represented an increase of $3,694,000 (5.8 percent) over total revenues of $64,023,000 in 1996.

     Operating expenses, which consist mainly of repairs and maintenance, utilities, payroll and insurance expense, increased $6,000 (0.1 percent) to $8,075,000 in 1997 from $8,069,000 in 1996.

     The provision for credit losses was $505,000 in 1997 compared to $457,000 in 1996, representing an increase of $48,000 (10.5 percent) . The increase resulted primarily from the provision required for a shopping center tenant which vacated its space prior to lease expiration.

     Real estate taxes were $6,084,000 in 1997 compared to $5,914,000 in 1996, representing an increase of $170,000 (2.9 percent). This increase was generally attributable to increased tax assessments at the Company's shopping center properties, particularly its redeveloped Seven Corners and Leesburg Pike shopping centers.

     Interest expense was $20,308,000 in 1997 compared to $18,509,000 in 1996, representing an increase of $1,799,000 (9.7 percent). The increase is primarily attributable to higher interest rates resulting from the Company's refinancing and conversion of approximately $263 million of its mortgage debt from floating rate loans to longer term, fixed-rate loans during the period November 1996 through October 1997.

     Amortization of deferred debt expense decreased $1,128,000 (39.5 percent) to $1,729,000 in 1997 from $2,857,000 in 1996. The decrease in the 1997 year's expense resulted from the elimination of amortization on interest rate protection agreements with notional values of $162.8 million and $87.0 million, sold during the fourth quarters of 1997 and 1996, respectively, and reduced loan cost amortization because new fixed rate debt costs are being amortized over a longer term than the floating rate debt costs they replaced.

     Depreciation and amortization expense decreased $218,000 (2.0 percent) from $10,860,000 in 1996 to $10,642,000 in 1997. The decrease resulted primarily from a non-recurring write-off of tenant improvement costs in 1996 upon the early termination of tenant leases.

     General and administrative expense, which consists primarily of administrative payroll and other overhead expenses, was $3,379,000 in 1997 compared to $3,095,000 in 1996, representing an increase of $284,000 (9.2 percent). The increase in 1997 expenses resulted from generally higher personnel expenses.

     Non-operating item, sales of interest rate protection agreements, resulted in losses of $4,392,000 and $972,000, in 1997 and 1996, respectively, due to the write-off of unamortized costs in excess of sale proceeds received when the Company sold a portion of its interest rate protection agreements.

     Extraordinary item, early extinguishment of debt, losses were $3,197,000 and $587,000, in 1997 and 1996, respectively. The losses in each period resulted from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio.

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

     Other income, which consists primarily of parking income at two of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $1,984,000 in 1996, compared to $2,244,000 in 1995, representing a decrease of $260,000 (11.6%). The decline in other income resulted largely from a decline in lease termination payments.

     As a consequence of the foregoing, the 1996 total revenues of $64,023,000 represented an increase of $2,554,000 (4.2 percent) over total revenues of $61,469,000 in 1995.

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

Other
-----

     The Company has evaluated its information technology systems to ensure compliance with the requirements to process transactions in the year 2000. The Company's primary internal information systems are fully compliant new systems. The majority of the Company's internal information systems are fully compliant new systems. In the event that any of the Company's significant tenants or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's operations may be affected. The Company does not anticipate any material impact on its results from operations or its financial condition as a result of any Year 2000 compliance issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
----
F-1       (a)  Report of Independent Public Accountants
F-2       (b)  Consolidated Balance Sheets - December 31, 1997 and 1996
F-3       (c)  Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and  1995.
F-4       (d)  Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and
               1995.
F-5       (e)  Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and  1995.
F-6       (f)  Notes to Consolidated Financial Statements


     The selected quarterly financial data included in Note 15 of The Notes to Consolidated Financial Statements referred to above are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     The information required under Items 10, 11, 12, and 13 is contained in pages 3 through 14, inclusive, of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 1998, and is hereby incorporated herein by reference. The Company's Proxy Statement was filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

       1. Financial Statements
          --------------------

            The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

          (a) Report of Independent Public Accountants

          (b) Consolidated Balance Sheets - December 31, 1997 and 1996

          (c) Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

          (d) Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

          (e) Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

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

    10. (a) First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference.

        (b) First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership is filed herewith.

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

        (j) Saul Centers, Inc. 1995 Dividend Reinvestment and Stock Purchase Plan as filed with the Securities and Exchange Commission as File No. 33-80291 is hereby incorporated by reference.

        (k) Deferred Compensation Plan for Directors dated as of December 13, 1993 as filed as Exhibit 10.(r) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

        (l) Deed of Trust, Assignment of Rents, and Security Agreement dated as of June 9, 1994 by and between Saul Holdings Limited Partnership and Ameribanc Savings Bank, FSB as filed as Exhibit 10.(t) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

        (m) Deed of Trust Note dated as of January 22, 1996 by and between Saul Holdings Limited Partnership and Clarendon Station Limited Partnership, filed as Exhibit 10.(s) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

        (n) Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

        (o) Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

        (p) Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership, as Borrower and Nomura Asset Capital Corporation, as Lender, is filed herewith

        (q) Revolving Credit Agreement dated as of October 1, 1997 by and between Saul Holdings Limited Partnership and Saul Subsidiary II Limited Partnership, as Borrower and U.S. Bank National Association, as agent, is filed herewith.

        23  Consent of  Certified Public Accountants

        27  Financial Data Schedule

       Reports on Form 8-K.
       --------------------

          None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SAUL CENTERS, INC.
                                                   (Registrant)

Date:
                                                ------------------------------------------------------

Date:
                                                ------------------------------------------------------
                                                B. Francis Saul II
                                                  Chairman of the Board of Directors
                                                    & Chief Executive Officer
                                                    (Principal Executive Officer)


Date:  March 31, 1998                           /s/ Philip D. Caraci
                                                ------------------------------------------------------
                                                Philip D. Caraci, President and Director


Date:  March 31, 1998                           /s/ B. Francis Saul III
                                                ------------------------------------------------------
                                                B. Francis Saul III, Vice President and Director


Date:  March 31, 1998                           /s/ Scott V. Schneider
                                                ------------------------------------------------------
                                                Scott V. Schneider, Vice President and
                                                  Secretary (Principal Financial and Accounting Officer)


Date:  March 31, 1998                           /s/ Gilbert M. Grosvenor
                                                ------------------------------------------------------
                                                Gilbert M. Grosvenor, Director


Date:  March 31, 1998                           /s/ General Paul X. Kelley
                                                ------------------------------------------------------
                                                General Paul X. Kelley, Director


Date:  March 31, 1998                           /s/ Charles R. Longsworth
                                                ------------------------------------------------------
                                                Charles R. Longsworth, Director


Date:  March 31, 1998                           /s/ Patrick F. Noonan
                                                ------------------------------------------------------
                                                Patrick F. Noonan, Director


Date:  March 31, 1998                          /s/ Mr. Mark Sullivan III
                                                ------------------------------------------------------
                                                Mark Sullivan III, Director


Date:  March 31, 1998                           /s/ James W. Symington
                                                ------------------------------------------------------
                                                James W. Symington, Director


Date:  March 31, 1998                           /s/ John R. Whitmore
                                                ------------------------------------------------------
                                                John R. Whitmore, Director

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Saul Centers, Inc.:

  We have audited the accompanying consolidated balance sheets of Saul Centers, Inc., (a Maryland corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saul Centers, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole, Schedule III "Real Estate and Accumulated Depreciation", appearing on pages F-18 and F-19, is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Washington, D.C.

February 6, 1998

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
(Dollars in thousands)                                                   1997                  1996
------------------------------------------------------------------------------------------------------------
ASSETS
    Real estate investments
      Land                                                       $             65,630   $            65,604
      Buildings and equipment                                                 269,638               264,060
                                                                 ---------------------  --------------------
                                                                              335,268               329,664
      Accumulated depreciation                                                (92,615)              (94,965)
                                                                 ---------------------  --------------------
                                                                              242,653               234,699
    Construction in progress                                                      974                 1,508
    Cash and cash equivalents                                                     688                    38
    Accounts receivable and accrued income, net                                 6,190                 7,446
    Prepaid expenses                                                            5,423                 4,808
    Deferred debt costs, net                                                    3,853                11,287
    Other assets                                                                1,161                 3,709
                                                                 ---------------------  --------------------
              Total assets                                       $            260,942   $           263,495
                                                                 =====================  ====================

LIABILITIES
    Notes payable                                                $            284,473   $           273,261
    Accounts payable, accrued expenses and other liabilities                   13,093                14,733
    Deferred income                                                             1,430                 1,441
                                                                 ---------------------  --------------------
              Total liabilities                                               298,996               289,435
                                                                 ---------------------  --------------------

MINORITY INTERESTS                                                                 --                    --
                                                                 ---------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 12,428,145 and 12,152,771 shares issued and
      outstanding, respectively                                                   124                   121
    Additional paid-in capital                                                 20,447                15,950
    Accumulated deficit                                                       (58,625)              (42,011)
                                                                 ---------------------  --------------------
              Total stockholders' equity (deficit)                            (38,054)              (25,940)
                                                                 ---------------------  --------------------

              Total liabilities and stockholders' equity         $            260,942   $           263,495
                                                                 =====================  ====================

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               For the Years Ended December 31,
(Dollars in thousands, except per share amounts)                       1997                  1996                  1995
--------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Base rent                                                  $             51,779  $             49,814   $            47,673
    Expense recoveries                                                        9,479                 9,301                 8,770
    Percentage rent                                                           2,948                 2,924                 2,782
    Other                                                                     3,511                 1,984                 2,244
                                                               --------------------- ---------------------  --------------------
              Total revenue                                                  67,717                64,023                61,469
                                                               --------------------- ---------------------  --------------------

OPERATING EXPENSES
    Property operating expenses                                               8,075                 8,069                 7,911
    Provision for credit losses                                                 505                   457                   404
    Real estate taxes                                                         6,084                 5,914                 5,427
    Interest expense                                                         20,308                18,509                17,639
    Amortization of deferred debt expense                                     1,729                 2,857                 2,468
    Depreciation and amortization                                            10,642                10,860                10,425
    General and administrative                                                3,379                 3,095                 2,984
                                                               --------------------- ---------------------  --------------------
              Total operating expenses                                       50,722                49,761                47,258
                                                               --------------------- ---------------------  --------------------

OPERATING INCOME                                                             16,995                14,262                14,211

Non-operating item
  Sales of interest rate protection agreements                               (4,392)                 (972)                   --
                                                               --------------------- ---------------------  --------------------

NET INCOME BEFORE EXTRAORDINARY
        ITEM AND MINORITY INTERESTS                                          12,603                13,290                14,211

Extraordinary item
    Early extinguishment of debt                                             (3,197)                 (587)                 (998)
                                                               --------------------- ---------------------  --------------------

NET INCOME BEFORE MINORITY INTERESTS                                          9,406                12,703                13,213
                                                               --------------------- ---------------------  --------------------

MINORITY INTERESTS
    Minority share of income                                                 (2,483)               (3,430)               (3,568)
    Distributions in excess of earnings                                      (4,371)               (3,422)               (3,284)
                                                               --------------------- ---------------------  --------------------
              Total minority interests                                       (6,854)               (6,852)               (6,852)
                                                               --------------------- ---------------------  --------------------

NET INCOME                                                     $              2,552  $              5,851   $             6,361
                                                               ===================== =====================  ====================

NET INCOME PER SHARE (BASIC)
    Net  income before extraordinary
            item  and minority interests                       $               0.76  $               0.81   $              0.87
    Extraordinary item                                                        (0.19)                (0.04)                (0.06)
                                                               --------------------- ---------------------  --------------------

    Net income before minority interests                       $               0.57  $               0.77   $              0.81
                                                               ===================== =====================  ====================

    Net income                                                 $               0.21  $               0.49   $              0.54
                                                               ===================== =====================  ====================

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        ADDITIONAL
                                                   COMMON                PAID-IN             ACCUMULATED
(Dollars in thousands, except per share amounts)    STOCK                CAPITAL               DEFICIT                 TOTAL
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):

    BALANCE, DECEMBER 31, 1994                  $            119   $             12,371   $           (16,926)  $            (4,436)

      Issuance of 8,913 shares of
        common stock                                          --                    140                    --                   140
      Net income                                              --                     --                 6,361                 6,361
      Distributions ($1.17 per share)                         --                     --               (13,899)              (13,899)
      Distributions payable ($.39 per share)                  --                     --                (4,633)               (4,633)
                                                -----------------  --------------------- ---------------------  --------------------

    BALANCE, DECEMBER 31, 1995                               119                 12,511               (29,097)              (16,467)

      Issuance of 257,454 shares of
        common stock                                           2                  3,439                    --                 3,441
      Net income                                              --                     --                 5,851                 5,851
      Distributions ($1.17 per share)                         --                     --               (14,036)              (14,036)
      Distributions payable ($.39 per share)                  --                     --                (4,729)               (4,729)
                                                -----------------  --------------------- ---------------------  --------------------

    BALANCE, DECEMBER 31, 1996                               121                 15,950               (42,011)              (25,940)

      Issuance of 275,374 shares of
        common stock                                           3                  4,497                    --                 4,500
      Net income                                              --                     --                 2,552                 2,552
      Distributions ($1.17 per share)                         --                     --               (14,334)              (14,334)
      Distributions payable ($.39 per share)                  --                     --                (4,832)               (4,832)
                                                -----------------  --------------------- ---------------------  --------------------

    BALANCE, DECEMBER 31, 1997                  $            124   $             20,447   $           (58,625)  $           (38,054)
                                                =================  ===================== =====================  ====================

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE YEARS ENDED DECEMBER 31,
(Dollars in thousands)                                                 1997                  1996                  1995
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $              2,552  $              5,851   $             6,361
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Minority interests                                                  6,854                 6,852                 6,852
          Loss on sale of interest rate protection agreements                 4,392                   972                    --
          Loss on early extinguishment of debt                                3,197                   587                   998
          Depreciation and amortization                                      12,371                13,717                12,893
          Provision for credit losses                                           505                   457                   404
          Decrease (increase) in accounts receivable                           (406)                  (45)                   41
          Increase in prepaid expenses                                       (1,426)               (1,136)               (2,273)
          Decrease (increase) in other assets                                 2,548                  (961)                1,250
          Increase (decrease) in accounts payable and other
            liabilities                                                      (1,640)                3,019                  (745)
          Increase (decrease) in deferred income                                (11)                  364                  (726)
                                                               --------------------- ---------------------  --------------------
              Net cash provided by operating activities                      28,936                29,677                25,055
                                                               --------------------- ---------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                                     (4,377)               (4,469)               (4,852)
    Additions to construction in progress                                   (11,717)               (3,566)              (16,140)
                                                               --------------------- ---------------------  --------------------
              Net cash used in investing activities                         (16,094)               (8,035)              (20,992)
                                                               --------------------- ---------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                             223,600                98,620               114,000
    Repayments on notes payable                                            (212,388)              (98,442)              (89,568)
    Proceeds from sale of interest rate protection agreements                 1,370                   681                    --
    Note prepayment fees                                                        (95)                   --                    --
    Additions to deferred debt expense                                       (3,159)                 (961)               (3,604)
    Proceeds from the issuance of common stock                                4,500                 3,441                   140
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                                    (26,020)              (25,617)              (25,384)
                                                               --------------------- ---------------------  --------------------
              Net cash used in financing activities                         (12,192)              (22,278)               (4,416)
                                                               --------------------- ---------------------  --------------------

Net increase (decrease) in cash                                                 650                  (636)                 (353)
Cash, beginning of year                                                          38                   674                 1,027
                                                               ===================== =====================  ====================
Cash, end of year                                              $                688  $                 38   $               674
                                                               ===================== =====================  ====================

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest net of amount capitalized                     $             19,804  $             18,829   $            17,465

The accompanying notes are an integral part of these statements.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, FORMATION, AND BASIS OF PRESENTATION

ORGANIZATION

     Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. The authorized capital stock of Saul Centers consists of 30,000,000 shares of common stock, having a par value of $0.01 per share, and 1,000,000 shares of preferred stock. Each holder of common stock is entitled to one vote for each share held. Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the "Company". Saul Centers operates as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT").

FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which it developed into a community shopping center. Therefore, as of December 31, 1997, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers") and three predominantly office properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

     As a consequence of the transactions constituting the formation of the Company, Saul Centers serves as the sole general partner of the Operating Partnership and of Saul Subsidiary II Limited Partnership, while Saul QRS, Inc., Saul Centers' wholly owned subsidiary, serves as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100 percent of the Current Portfolio Properties.

BASIS OF PRESENTATION

     The accompanying financial statements of the Company have been presented on the historical cost basis of The Saul Organization because of affiliated ownership and common management and because the assets and liabilities were the subject of a business combination with the Operating Partnership, the Subsidiary Partnerships and Saul Centers, all newly formed entities with no prior operations.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Mid-Atlantic region.

     A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 1997, no single Shopping Center accounted for more than 10.6 percent of the total Shopping Center gross leasable area. Only Giant Food, at 6.5 percent of the Company's 1997 total revenues, accounted for more than 2.5 percent of revenues. Only two other retail tenants represented more than 2.0 percent of total revenues for the year.

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Repairs and maintenance expense totaled $2,479,000, $2,730,000 and $2,600,000, for calendar years 1997, 1996, and 1995, respectively, and is included in operating expenses in the accompanying financial statements. Interest expense capitalized totaled $297,000, $384,000 and $525,000, for calendar years 1997, 1996 and 1995, respectively.

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

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable included $1,663,000, $1,913,000 and $2,158,000, at December 31,
1997, 1996 and 1995, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $506,000, $427,000 and $169,000, at December 31, 1997, 1996 and
1995, respectively.


        Allowance for Doubtful Accounts
        ---------------------------------
                (In thousands)
                                              For the Years
                                            Ended December 31
                                           1997    1996    1995
                                          ------  ------  ------
        Beginning Balance...............  $ 427   $ 169   $ 280
        Provision for Credit Losses.....    505     457     404
        Charge-offs.....................   (426)   (199)   (515)
                                          -----   -----   -----
        Ending Balance..................  $ 506   $ 427   $ 169
                                          =====   =====   =====

DEFERRED DEBT COSTS

     Deferred debt costs consists of fees and costs incurred to obtain long-term financing and interest rate protection agreements. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $171,000, $6,240,000 and $5,000,000, at December 31, 1997, 1996
and 1995, respectively.

REVENUE RECOGNITION

     Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis, because of free rent periods or stepped increases (excluding those increases which approximate inflationary increases), income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period the expenses are incurred. Generally, additional rental income based on tenant's revenues ("percentage rent") is accrued on the basis of the prior year's percentage rent, adjusted to give effect to current sales data.

INCOME TAXES

     The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying financial statements. As of December 31, 1997 and 1996, the total tax basis of the Company's assets was $276,754,000 and $276,975,000, and the tax basis of the liabilities was $298,223,000 and $288,938,000, respectively.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DIRECTORS' DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. Before the beginning of any calendar year, a director may elect to defer all or part of his or her director's fees to be earned in that year and the following years. A director has the option to have deferred director's fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares allocated to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. Deferred compensation of $144,500, $118,950, and $120,950 has been reported in the Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has registered 70,000 shares for use under the plan, of which 40,000 were authorized at December 31, 1997. As of December 31, 1997, 38,607 shares had been credited to the directors' deferred fee accounts.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 required that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. The standard was implemented in 1996 and, in the opinion of management, no such impairment loss reductions are required.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. The Company adopted SFAS No. 123 in 1996 utilizing the method which provides for pro-forma disclosure of the impact of stock-based compensation.

  In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which establishes new standards for computing, presenting and disclosing earnings per share. The standard was implemented in 1997.

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. Adoption of the new standard is required for the year 1998. Because SFAS 130 address only disclosure-related issues, its adoption will not have an impact on the Company's financial condition or its results of operations.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Adoption of the new standard is required for the 1998. Because SFAS 131 addresses only disclosure-related issues, its adoption will not have an impact on the Company's financial condition or its results of operations.

CONSTRUCTION IN PROGRESS

     Construction in progress includes the costs of redeveloping the French Market shopping center and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


insurance. Construction in progress balances as of December 31, 1997 are as follows:


Construction in Progress
------------------------
     (In thousands)
        French Market..................        $807
        Other development costs........         167
                                               ----
                                Total          $974
                                               ====

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash and short-term investments with maturities of three months or less.

PER SHARE DATA

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share". The Company has no dilative securities, therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, that is, assuming the limited partners exercise their right to convert their partnership ownership into shares of Saul Centers and is computed using weighted average shares of 16,690,417, 16,423,984 and 16,284,666, shares for the years ended December 31, 1997, 1996 and 1995, respectively. Per share data relating to net income after minority interests is computed on the basis of 12,297,254, 12,030,821 and 11,891,503, weighted average common shares for the years ended December 31, 1997, 1996 and 1995, respectively.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

3. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization has a 26.2 percent limited partnership interest, represented by 4,393,163 convertible limited partnership units, in the Operating
Partnership, as of December 31, 1997.   These Convertible Limited Partnership
Units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9 percent of the outstanding equity securities of Saul Centers. The impact of the Saul Organization's 26.2 percent limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying financial statements.


4.   NOTES PAYABLE

DECEMBER 31, 1997

     During 1997 the Company repaid a total of $185.5 million of variable rate mortgage notes which were outstanding at December 31, 1996, with the net proceeds of a $147.0 million 15-year fixed rate mortgage note and

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a $38.5 million 16-year fixed rate mortgage note. The $44.0 million secured revolving credit facility in effect at December 31, 1996 was replaced with a $60.0 million unsecured revolving credit facility during 1997. Notes payable totaled $284.5 million at December 31, 1997, as follows:


       Notes Payable                   Principal    Interest   Scheduled
      ---------------
      (In thousands)                  Outstanding     Rate     Maturity
      -----------------------------  -------------- ---------  ---------
       Fixed Rate
        Mortgage Notes Payable       $  146,705 (a)     7.67%    10/2012
                                         75,105 (b)     8.64%    12/2011
                                         38,064 (c)     7.88%     1/2013
                                         10,798 (d)     7.00%     5/2004
                                            301         8.00%     1/2000
                                     --------------
          Subtotal                      270,973
       Variable Rate
        Revolving Credit Facility        13,500 (e)     7.36%     9/2000
                                     --------------

         Total Notes Payable         $  284,473
                                     ==============

(a)  The loan is collateralized by nine shopping centers.

(b) The loan is collateralized by Avenel Business Park, Van Ness Square and four shopping centers - Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center.

(c)  The loan is collateralized by 601 Pennsylvania Avenue.

(d) The stated interest rate of 7.00 percent increases by 0.25 percent in June 1998. For the final five years of the term of the loan, beginning in June 1999, the interest rate is fixed at the then current 5-year Treasury Securities rate plus 2.00 percent. The loan is collateralized by The Glen shopping center.

(e) The facility is a revolving credit facility totaling $60.0 million. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.375 percent to 1.625 percent (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate plus 1/2 percent at the Company's option. The line may be extended one year with payment of a fee of 1/4 percent at the company's option. The interest rate in effect on December 31, 1997 was based on a 30 Day LIBOR of 5.86 percent and spread of 1.5 percent.

     The mortgages outstanding at December 31, 1997 have a weighted average remaining term of 13.7 years, and a weighted average interest rate of 7.90 percent. Of the $284.5 million total debt at December 31, 1997, $271.0 million was fixed rate (95.3 percent of the total notes payable) and $13.5 million was variable rate (4.7 percent of the total notes payable). The December 31, 1997 depreciated cost of properties collateralizing the mortgage notes payable totaled $192.7 million.

     Notes payable of $270.7 million at December 31, 1997 require monthly installments of principal and interest, with principal amortization on schedules averaging approximately 20 years. The $0.3 million note requires monthly interest and an annual principal payment of $0.1 million. The remaining notes payable totaling $13.5 million at December 31, 1997, require monthly installments of interest only. Notes payable at December 31, 1997 totaling $209.1 million are guaranteed by members of The Saul Organization.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of December 31, 1997, the scheduled maturities of all debt for years ended December 31, are as follows:


    Debt Maturity Schedule
    ----------------------
        (In thousands)
       1998.............         $  4,774
       1999.............            5,163
       2000.............           19,047
       2001.............            5,949
       2002.............            5,607
       Thereafter.......          243,933
                                 --------
                                 $284,473
                                 ========

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

  The mortgages outstanding at December 31, 1996 had a weighted average remaining term of 7.2 years, and a December 31, 1996 weighted average interest rate of 7.26 percent. A total of $185.0 million was variable rate (67.7 percent of the total notes payable) and $88.3 million was fixed rate (32.3 percent of the total notes payable). Notes payable of $115.0 million at December 31, 1996 required monthly installments of principal and interest, with principal amortization on schedules averaging approximately 20 years. A $10.9 million note required monthly installments of interest only through June 1997, with monthly principal and interest thereafter. The remaining notes payable totaling $147.4 million at December 31, 1996, required monthly installments of interest only. Notes payable at December 31, 1996 totaling $195.9 million were guaranteed by members of The Saul Organization.

INTEREST RATE PROTECTION

  As of December 31, 1996, the Company held interest rate protection agreements with a total notional value of $162.8 million to limit the Company's exposure to increases in interest rates on its variable rate debt. All of the interest rate protection agreements were sold for cash proceeds of $1.465 million on October 1, 1997. The Company is exposed to interest rate risk on its line of credit
balance outstanding of $13.5 million at December 31, 1997.   Income earned by
the operation of the interest rate protection agreements for the years ended December 31, 1997, 1996 and 1995 was $499,000, $516,000 and $1,637,000,
respectively, and was reported as an offset to interest expense.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   LEASE AGREEMENTS

     Lease income includes primarily base rent arising from noncancellable commercial leases. Base rent for the years ended December 31, 1997, 1996, and 1995 amounted to $51,779,000, $49,814,000 and $47,673,000, respectively. Future base rentals under noncancellable leases for years ended December 31, are as follows:

     Future Base Rental Income
     -------------------------
          (In thousands)
             1998.............                   $ 51,205
             1999.............                     44,775
             2000.............                     39,507
             2001.............                     34,233
             2002.............                     28,089
             Thereafter.......                    200,397
                                                 --------
                                                 $398,206
                                                 ========

     The majority of the leases also provide for rental increases and expense recoveries based on increases in the Consumer Price Index or increases in operating expenses, or both. These increases generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 1997, 1996 and 1995 amounted to $9,479,000, $9,301,000 and $8,770,000, respectively.
In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant's lease. Percentage rent amounted to $2,948,000, $2,924,000, and $2,782,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

6. LONG-TERM LEASE OBLIGATIONS

     Certain properties are subject to noncancellable long-term leases which apply principally to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the basic annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying financial statements is minimum ground rent expense of $152,000 for each of the years ended December 31, 1997, 1996, and 1995. The minimum future rental commitments under these ground leases are as follows:

     Ground Lease Rental Commitments
     ---------------------------------
             (In thousands)
                                                  Annual      Total
                                                  1998-2002   Thereafter
                                                  ---------   ----------
               Beacon Center...................     $    47   $3,512
               Olney...........................          45    4,691
               Southdale.......................          60    3,425
                                                    -------   ------
                                                    $   152   $11,628
                                                    =======   =======

     The Company's Flagship Center consists of two developed outparcels that are part of a larger adjacent community shopping center formerly owned by The Saul Organization and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest which commenced in September 1991 with a minimum rent of one dollar per year.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

      The Consolidated Statement of Operations for the year ended December 31, 1997 includes a charge for minority interests of $6,854,000, consisting of $2,483,000 related to The Saul Organization's share of the net income for the year and $4,371,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1996 of $6,852,000, consists of $3,430,000 related to The Saul Organization's share of net income for the year and $3,422,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1995 of $6,852,000 consists of $3,568,000 related to The Saul Organization's share of the net income for the year and $3,284,000 related to distributions to minority interests in excess of allocated net income for the year.

8.   RELATED-PARTY TRANSACTIONS

     Chevy Chase Bank, F.S.B. leases space in twelve of the properties. Total rental income from Chevy Chase Bank, F.S.B. amounted to $1,181,000, $1,063,000 and $964,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Chairman and Chief Executive Officer, the President and a Vice President of the Company remain officers of The Saul Organization and devote a substantial amount of time to the management of the Company. The annual compensation for these officers is fixed by the Compensation Committee of the Board of Directors for each year.

     The Company shares with The Saul Organization on a prorata basis certain ancillary functions such as computer and payroll services and insurance expense based on management's estimate of usage or time incurred, as applicable. Also, The Saul Organization subleases office space to the Company. The terms of all such arrangements with The Saul Organization, including payments related thereto, are periodically reviewed by the Audit Committee of the Board of Directors. Included in general and administrative expense for the years ended December 31, 1997, 1996 and 1995, are charges totaling $1,624,000, $1,229,000 and $1,112,000, related to shared services, of which $1,436,000, $1,073,000 and $975,000, was paid during the years ended December 31, 1997, 1996 and 1995, respectively.

9.   STOCK OPTION PLAN

     The Company has established a stock option plan for the purpose of attracting and retaining executive officers and other key personnel. The plan provides for grants of options to purchase a specified number of shares of common stock. A total of 400,000 shares are available under the plan. The plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

     The Compensation Committee has granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vested 25 percent per year over four years, have an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. A total of 170,000 of the options expire September 23, 2003 and 10,000 expire September 24, 2004. As of December 31, 1997, all 180,000 of the options are fully vested. No compensation expense has been recognized as a result of these grants.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  NON-OPERATING ITEM - SALES OF INTEREST RATE PROTECTION AGREEMENTS

     The Company sold a portion of its interest rate protection agreements with a notional value of $87 million in November 1996 and all of the remaining
agreements with a notional value of $162.8 million on October 1, 1997.   The
sales resulted in the $4,392,000 and $972,000, write-off of the unamortized costs in excess of the proceeds received for the years ended December 31, 1997 and 1996, respectively.


11.  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     The consolidated statements of operations for the years ending December 31, 1997, 1996 and 1995 include $3,197,000, $587,000 and $998,000, respectively, related to the repayment of debt associated with mortgage refinancings. These amounts consist of the write-off of associated deferred financing costs.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure about fair value for all financial instruments. The carrying values of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based on interest rates currently available to the Company, the carrying value of the variable rate credit line payable is a reasonable estimation of fair value, because the debt bears interest based on short-term interest rates. Based upon management's estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing in the amount of the total notes payable, the fair value is not materially different from its carrying value.

13.  COMMITMENTS AND CONTINGENCIES

     Neither the Company nor the Current Portfolio Properties are subject to any material litigation, nor, to management's knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business. Management believes that these items, individually or in aggregate, will not have a material adverse impact on the Company or the Current Portfolio Properties.


14.  DISTRIBUTIONS

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of Common Stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of Common Stock at a 3 percent discount from market price without payment of any brokerage commission, service charges or other expenses. All expenses of the Plan will be paid for by the Company. The January 31, 1996 dividend was the initial dividend payment date under which the Company's stockholders and holders of limited partnership interests could participate in the Plan.

     Of the distributions paid during 1997, $0.78 per share represented ordinary dividend income and $0.78 per share represented return of capital to the shareholders. The following summarizes distributions paid during the years ending December 31, 1997 and December 31, 1996, including activity in the Plan:

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                  Total Distributions to               Dividend Reinvestment Plan
                               ----------------------------            --------------------------
                                  Common     Limit Partner             Shares       Discounted
                               Stockholders   Unitholders              Issued      Share Price
                               ------------  --------------            ------  ------------------
                                      (In thousands)
  Distributions during 1997
-----------------------------
     January 31                     $ 4,729          $1,713            58,728              $16.01
     April 30                         4,752           1,713            68,913               15.16
     July 31                          4,779           1,715            63,291               16.98
     October 31                       4,803           1,713            72,901               17.10
                                    -------          ------
                                    $19,063          $6,854
                                    =======          ======

  Distributions during 1996
-----------------------------

     January 31                     $ 4,633          $1,713            56,050              $14.19
     April 30                         4,654           1,713            58,980               13.94
     July 31                          4,678           1,713            67,421               12.61
     October 31                       4,704           1,713            64,154               14.19
                                    -------          ------
                                    $18,669          $6,852
                                    =======          ======

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

     In December 1997, 1996 and 1995, the Board of Directors of the Company authorized a distribution of $0.39 per share payable in January 1998, 1997 and 1996, to holders of record on January 16, 1998, January 17, 1997 and January 17, 1996, respectively. As a result, $4,832,000, $4,729,000 and $4,633,000 was paid to common shareholders on January 30, 1998, January 31, 1997, and January 31, 1996 and $1,713,000 was paid to limited partnership unitholders on January 30, 1998, January 31, 1997 and January 31, 1996 ($0.39 per Operating Partnership unit), respectively. These amounts are reflected as a reduction of stockholders' equity and are included in accounts payable in the accompanying financial statements.

                              SAUL CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15. INTERIM RESULTS (UNAUDITED)

    The following summary represents the results of operations of the Company for the interim periods from January 1, 1996 through December 31, 1997.


(In thousands, except                                                      Three Months Ended
per share amounts)                                      ----------------------------------------------------------
                                                        12/31/1997      09/30/1997      06/30/1997      03/31/1997
                                                        ----------      ----------      ----------      ----------
Revenues                                                $   17,386      $   17,145      $   16,624      $   16,562
                                                        ----------      ----------      ----------      ----------
Net income before extraordinary item
        and minority interests                                (238)          4,381           4,211           4,249

Extraordinary Item:
        Early extinguishment of debt                        (2,828)             --              --            (369)
Minority interests                                          (1,713)         (1,715)         (1,713)         (1,713)
                                                        ----------      ----------      ----------      ----------
Net Income                                              $   (4,779)     $    2,666      $    2,498      $    2,167
                                                        ==========      ==========      ==========      ==========

Per Share Data:
        Net income before extraordinary item
            and minority interests                      $    (0.01)     $     0.26      $     0.25      $     0.26

        Net Income                                      $    (0.39)     $     0.22      $     0.20      $     0.18




(In thousands, except                                                      Three Months Ended
per share amounts)                                      ----------------------------------------------------------
                                                        12/31/1996      09/30/1996      06/30/1996      03/31/1996
                                                        ----------      ----------      ----------      ----------
Revenues                                                $   16,439      $   16,131      $   15,820      $   15,633
                                                        ----------      ----------      ----------      ----------
Net income before extraordinary item
        and minority interests                               2,553           4,115           3,223           3,399

Extraordinary Item:
        Early extinguishment of debt                          (587)             --              --              --
Minority interests                                          (1,713)         (1,713)         (1,713)         (1,713)
                                                        ----------      ----------      ----------      ----------
Net Income                                              $      253      $    2,402      $    1,510      $    1,686
                                                        ==========      ==========      ==========      ==========

Per Share Data:
        Net income before extraordinary item
            and minority interests                      $     0.15      $     0.25      $     0.20      $     0.21

        Net Income                                      $     0.02      $     0.20      $     0.13      $     0.14


                                                                                                                        SCHEDULE III
                                                        SAUL CENTERS, INC.
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                           Costs
                                                        Capitalized                      Basis at Close of Period
                                                                       ------------------------------------------------------------
                                                         Subsequent                     Buildings
                                           Initial           to                            and         Leasehold
                                            Basis       Acquisition        Land        Improvements    Interests         Total
                                        -------------- --------------- -------------- -------------- --------------- --------------
SHOPPING CENTERS
Ashburn Village, Ashburn, VA            $       11,431 $          359  $       3,738  $        8,052 $           --  $       11,790
Beacon Center, Alexandria, VA                    1,493         10,155             --          10,554          1,094          11,648
Belvedere, Baltimore, MD                           932            442            263           1,111             --           1,374
Boulevard, Fairfax, VA                           4,883             22          3,687           1,218             --           4,905
Clarendon, Arlington, VA                           385            351            635             101             --             736
Clarendon Station, Arlington, VA                   834             16            425             425             --             850
Crosstown, Tulsa, OK                             3,454            417            604           3,267             --           3,871
Flagship Center, Rockville, MD                     160              9            169              --             --             169
French Market, Oklahoma City, OK                 5,781            796          1,118           5,459             --           6,577
Germantown, Germantown, MD                       3,576            284          2,034           1,826             --           3,860
Giant, Baltimore, MD                               998            263            422             839             --           1,261
The Glen, Lake Ridge, VA                        12,918            265          5,300           7,883             --          13,183
Great Eastern, District Heights., MD             3,472          7,980          2,264           9,188             --          11,452
Hampshire Langley, Langley Park, MD              3,159          1,643          1,856           2,946             --           4,802
Leesburg Pike, Baileys Crossroads, VA            2,418          4,772          1,132           6,058             --           7,190
Lexington Mall, Lexington, KY                    4,868          5,644          2,111           8,401             --          10,512
Lumberton Plaza, Lumberton, NJ                   4,400          7,337            950          10,787             --          11,737
North Washington, Alexandria, VA                 2,034         (1,169)           544             321             --             865
Olney, Olney, MD                                 1,884            872             --           2,756             --           2,756
Park Rd., Washington, DC                           942            215          1,011             146             --           1,157
Ravenwood, Baltimore, MD                         1,245            653            703           1,195             --           1,898
Seven Corners, Falls Church, VA                  4,848         36,913          4,913          36,848             --          41,761
Shops at Fairfax, Fairfax, VA                    2,708          3,384            992           5,100             --           6,092
Southdale, Glen Burnie, MD                       3,650         14,702             --          17,730            622          18,352
Southside Plaza, Richmond, VA                    6,728          3,015          1,878           7,865             --           9,743
Sunshine City, Atlanta, GA                       2,474          1,792            703           3,563             --           4,266
Thruway, Winston-Salem, NC                       4,778          8,360          5,464           7,569            105          13,138
Village Center, Centreville, VA                 16,502            538          7,851           9,189             --          17,040
West Park, Oklahoma City, OK                     1,883            507            485           1,905             --           2,390
White Oak, Silver Spring, MD                     6,277          3,364          4,787           4,854             --           9,641
                                        -------------- --------------- -------------- -------------- --------------- --------------
    Total Shopping Centers                     121,115        113,901         56,039         177,156          1,821         235,016
                                        -------------- --------------- -------------- -------------- --------------- --------------


COMMERCIAL PROPERTIES
Avenel Business Park, Gaithersburg, MD          21,459          3,573          3,093          21,939             --          25,032

601 Pennsylvania Ave., Washington DC             5,479         43,492          5,667          43,304             --          48,971
Van Ness Square, Washington, DC                    812         25,437            831          25,418             --          26,249
                                        -------------- --------------- -------------- -------------- --------------- --------------
    Total Commercial Properties                 27,750         72,502          9,591          90,661             --         100,252
                                        -------------- --------------- -------------- -------------- --------------- --------------

    Total                               $      148,865 $      186,403  $      65,630  $      267,817 $        1,821  $      335,268
                                        ============== =============== ============== ============== =============== ==============


                                                                                                        Buildings
                                                                                                           and

                                                                                                       Improvements
                                         Accumulated      Related         Date of          Date        Depreciable
                                         Depreciation       Debt        Construction     Acquired     Lives in Years
                                        --------------- -------------- --------------- -------------- ---------------
SHOPPING CENTERS
Ashburn Village, Ashburn, VA            $          723  $      12,451       1994           3/94             40
Beacon Mall, Alexandria, VA                      4,891          2,571   1960 & 1974        1/72          40 & 50
Belvedere, Baltimore, MD                           621          2,754       1958           1/72             40
Boulevard, Fairfax, VA                             113            554       1969           4/94             40
Clarendon, Arlington, VA                            29            115       1949           7/73             33
Clarendon Station, Arlington, VA                    20            301       1949           1/96             40
Crosstown, Tulsa, OK                             1,816             --       1974          10/75             40
Flagship Center, Rockville, MD                      --            190        --            1/72             --
French Market, Oklahoma City, OK                 2,647            798       1972           3/74             50
Germantown, Germantown, MD                         253            418       1990           8/93             40
Giant, Baltimore, MD                               528          2,794       1959           1/72             40
The Glen, Lake Ridge, VA                           730         10,798       1993           6/94             40
Great Eastern, District Heights., MD             1,811         11,976   1958 & 1960        1/72             40
Hampshire Langley, Langley Park, MD              1,449         10,968       1960           1/72             40
Leesburg Pike, Baileys Crossroads, VA            2,141         12,648       1965           2/66             40
Lexington Mall, Lexington, KY                    3,974          2,751   1971 & 1974        3/74             50
Lumberton Plaza, Lumberton, NJ                   4,759          8,922       1975          12/75             40
North Washington, Alexandria, VA                   130            356       1952           7/73             33
Olney, Olney, MD                                 1,378            914       1972          11/75             40
Park Rd., Washington, DC                            28            355       1950           7/73             30
Ravenwood, Baltimore, MD                           513          7,071       1959           1/72             40
Seven Corners, Falls Church, VA                  6,819         47,869       1956           7/73             33
Shops at Fairfax, Fairfax, VA                    1,738            636       1975           6/75             50
Southdale, Glen Burnie, MD                       8,548          2,894   1962 & 1987        1/72             40
Southside Plaza, Richmond, VA                    4,458         10,599       1958           1/72             40
Sunshine City, Atlanta, GA                       1,882            909       1970           2/76             40
Thruway, Winston-Salem, NC                       3,182         27,381   1955 & 1965        5/72             40
Village Center, Centreville, VA                  1,102          9,951       1990           8/93             40
West Park, Oklahoma City, OK                       805             39       1974           9/75             50
White Oak, Silver Spring, MD                     2,291         25,293   1958 & 1967        1/72             40
                                        --------------- --------------
    Total Shopping Centers                      59,379        215,276
                                        --------------- --------------


COMMERCIAL PROPERTIES
Avenel Business Park, Gaithersburg, MD           8,810         21,324    1984, 1986    12/84, 8/85       35 & 40
                                                                           & 1990         & 2/86
601 Pennsylvania Ave., Washington DC            15,424         38,065       1986           7/73             35
Van Ness Square, Washington, DC                  9,002          9,808       1990           7/73             35
                                        --------------- --------------
    Total Commercial Properties                 33,236         69,197
                                        --------------- --------------

    Total                               $       92,615  $     284,473
                                        =============== ==============

                                                                    SCHEDULE III

                              SAUL CENTERS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997


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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $263,079,423 at December 31, 1997. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 1997 are summarized as follows.


(In thousands)                                              1997                  1996                  1995
---------------------------------------------------   -----------------     -----------------     ------------------
Total real estate investments:

Balance, beginning of year                                   $ 329,664             $ 321,662              $ 300,404
                        Improvements                            17,785                15,177                 21,762
                        Retirements                             12,181                 7,175                    504
                                                      -----------------     -----------------     ------------------
Balance, end of year                                         $ 335,268             $ 329,664              $ 321,662
                                                      =================     =================     ==================



Total accumulated depreciation:

Balance, beginning of year                                 $    94,965           $    92,237            $    83,044
                  Depreciation expense                           9,797                10,860                  9,583
                  Retirements                                   12,147                 8,132                    390
                                                      -----------------     -----------------     ------------------
Balance, end of year                                       $    92,615           $    94,965            $    92,237
                                                      =================     =================     ==================

--------------------------------------------------------------------------------------------------------------------