Form 10-Q
period 1998-03-31
SAUL CENTERS INC
filed 1998-05-12
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       FOR QUARTER ENDED MARCH 31, 1998
                                         --------------


                        COMMISSION FILE NUMBER 1-12254
                                               -------


                              SAUL CENTERS, INC.
                              -----------------
            (Exact name of registrant as specified in its charter)


             Maryland                                   52-1833074
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


            8401 Connecticut Avenue,  Chevy Chase, Maryland  20815
            ------------------------------------------------------
              (Address of principal executive office) (Zip Code)


      Registrant's telephone number, including area code  (301) 986-6000
                                                          --------------


           Number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 1998:


              Common Stock par value $0.01 per share:  12,620,058
              ---------------------------------------------------


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

         (a) Consolidated Balance Sheets as of March 31, 1998 and
             December 31, 1997......................................... 4

         (b) Consolidated Statements of Operations for the three
             months ended March 31, 1998 and 1997...................... 5

         (c) Consolidated Statements of Stockholders' Equity as of
             March 31, 1998 and December 31, 1997...................... 6

         (d) Consolidated Statements of Cash Flows for the three
             months ended March 31, 1998 and 1997...................... 7

         (e) Notes to Consolidated Financial Statements................ 8


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

         (a) Liquidity and Capital Resources........................... 15

         (b) Results of Operations

             Three months ended March 31, 1998 compared to three
             months ended March 31, 1997............................... 19


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............ 21
        ---------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K............................... 21
        --------------------------------

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 1997, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

=================================================================================================================
                                                                           March 31,               December 31,
(Dollars in thousands)                                                       1998                      1997
-----------------------------------------------------------------------------------------------------------------
ASSETS

   Real estate investments
     Land                                                                   $ 65,630                  $ 65,630
     Buildings and equipment                                                 271,050                   269,638
                                                                            --------                  --------
                                                                             336,680                   335,268
     Accumulated depreciation                                                (95,096)                  (92,615)
                                                                            --------                  --------
                                                                             241,584                   242,653
   Construction in progress                                                    1,768                       974
   Cash and cash equivalents                                                   2,060                       688
   Accounts receivable and accrued income, net                                 6,484                     6,190
   Prepaid expenses                                                            5,057                     5,423
   Deferred debt costs, net                                                    3,765                     3,853
   Other assets                                                                2,669                     1,161
                                                                            --------                  --------
             Total assets                                                   $263,387                  $260,942
                                                                            ========                  ========

LIABILITIES

   Notes payable                                                            $285,693                  $284,473
   Accounts payable, accrued expenses and other liabilities                   14,239                    13,093
   Deferred income                                                             2,022                     1,430
                                                                            --------                  --------
             Total liabilities                                               301,954                   298,996
                                                                            --------                  --------

MINORITY INTERESTS                                                                --                        --
                                                                            --------                  --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.01 par value, 30,000,000 shares
     authorized, 12,526,023 and 12,428,145 shares issued and
     outstanding, respectively                                                   125                       124
   Additional paid-in capital                                                 22,037                    20,447
   Accumulated deficit                                                       (60,729)                  (58,625)
                                                                            --------                  --------
             Total stockholders' equity (deficit)                            (38,567)                  (38,054)
                                                                            --------                  --------

             Total liabilities and stockholders' equity                     $263,387                  $260,942
                                                                            ========                  ========

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

============================================================================================================
                                                                           For the Three Months
                                                                              Ended March 31,
                                                        ----------------------------------------------------
(Dollars in thousands, except per share amounts)                   1998                        1997
------------------------------------------------------------------------------------------------------------

REVENUE
    Base rent                                           $                 13,471    $                 12,601
    Expense recoveries                                                     2,320                       2,312
    Percentage rent                                                          799                         759
    Other                                                                    553                         890
              Total revenue                                               17,143                      16,562
                                                        ------------------------    ------------------------

OPERATING EXPENSES
    Property operating expenses                                            1,971                       2,026
    Provision for credit losses                                               40                          43
    Real estate taxes                                                      1,422                       1,514
    Interest expense                                                       5,604                       4,820
    Amortization of deferred debt expense                                    101                         545
    Depreciation and amortization                                          2,725                       2,572
    General and administrative                                               802                         793
              Total operating expenses                                    12,665                      12,313
                                                        ------------------------    ------------------------

NET INCOME BEFORE EXTRAORDINARY
        ITEM AND MINORITY INTERESTS                                        4,478                       4,249

Extraordinary item
    Early extinguishment of debt                                              --                        (369)
                                                        ------------------------    ------------------------

NET INCOME BEFORE MINORITY INTERESTS                                       4,478                       3,880
                                                        ------------------------    ------------------------

MINORITY INTERESTS
    Minority share of income                                              (1,164)                     (1,048)
    Distributions in excess of earnings                                     (549)                       (665)
              Total minority interests                                    (1,713)                     (1,713)
                                                        ------------------------    ------------------------


NET INCOME                                              $                  2,765    $                  2,167
                                                        ========================    ========================

NET INCOME PER SHARE (BASIC)
    Net  income before extraordinary
            item  and minority interests                $                   0.27    $                   0.26
    Extraordinary item                                                        --                       (0.03)
                                                        ------------------------    ------------------------

    Net income before minority interests                $                   0.27    $                   0.23
                                                        ========================    ========================

    Net income                                          $                   0.22    $                   0.18
                                                        ========================    ========================

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

========================================================================================================
                                                                 Additional
                                                       Common     Paid-in      Accumulated
(Dollars in thousands, except per share amounts)       Stock      Capital        Deficit         Total
--------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1996                         $  121       $15,950       $(42,011)     $(25,940)

      Issuance of 275,374 shares of
        common stock                                        3         4,497             --         4,500
      Net income                                           --            --          2,552         2,552
      Distributions ($1.17 per share)                      --            --        (14,334)      (14,334)
      Distributions payable ($.39 per share)               --            --         (4,832)       (4,832)
                                                       ------       -------       --------      --------

    Balance, December 31, 1997                            124        20,447        (58,625)      (38,054)

      Issuance of 97,878 shares of
        common stock                                        1         1,590             --         1,591
      Net income                                           --            --          2,765         2,765
      Distributions payable ($.39 per share)               --            --         (4,869)       (4,869)
                                                       ------       -------       --------      --------
    Balance, March 31, 1998                            $  125       $22,037       $(60,729)     $(38,567)
                                                       ======       =======       ========      ========

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

=====================================================================================================================
                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                  ---------------------------------------------------
(Dollars in thousands)                                                       1998                       1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $                 2,765    $                  2,167
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Minority interests                                                        1,713                       1,713
          Loss on early extinguishment of debt                                         --                         369
          Depreciation and amortization                                             2,826                       3,117
          Provision for credit losses                                                  40                          43
          Decrease (increase) in accounts receivable                                 (334)                      1,200
          Increase in prepaid expenses                                                122                         265
          Decrease (increase) in other assets                                      (1,508)                        781
          Increase in accounts payable and other liabilities                        1,146                         837
          Increase in deferred income                                                 592                       1,605
                                                                  -----------------------    ------------------------
              Net cash provided by operating activities                             7,362                      12,097
                                                                  -----------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                                           (1,412)                     (1,151)
    Additions to construction in progress                                            (794)                     (2,920)
                                                                  -----------------------    ------------------------
              Net cash used in investing activities                                (2,206)                     (4,071)
                                                                  -----------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                     4,500                      43,500
    Repayments on notes payable                                                    (3,280)                    (43,600)
    Note prepayment fees                                                               --                         (95)
    Additions to deferred debt expense                                                (13)                       (350)
    Proceeds from the issuance of common stock                                      1,591                         940
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                                           (6,582)                     (6,465)
                                                                  -----------------------    ------------------------
              Net cash used in financing activities                                (3,784)                     (6,070)
                                                                  -----------------------    ------------------------

Net increase in cash                                                                1,372                       1,956
Cash, beginning of period                                                             688                          38
                                                                  -----------------------    ------------------------
Cash, end of period                                               $                 2,060    $                  1,994
                                                                  =======================    ========================

The accompanying notes are an integral part of these statements.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   ORGANIZATION, FORMATION AND STRUCTURE

ORGANIZATION

     Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. The authorized capital stock of Saul Centers consists of 30,000,000 shares of common stock, having a par value of $0.01 per share and 1,000,000 shares of preferred stock. Each holder of common
stock is entitled to one vote for each share held.   Saul Centers, together with
its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to
collectively as the "Company".   Saul Centers operates as a real estate
investment trust under the Internal Revenue Code of 1986, as amended (a "REIT").

FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, and purchased a land parcel which it developed into a community shopping center. Therefore, as of March 31, 1998, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers") and three predominantly office properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

     As a consequence of the transactions constituting the formation of the Company, Saul Centers serves as the sole general partner of the Operating Partnership and of Saul Subsidiary II Limited Partnership, while Saul QRS, Inc., Saul Centers' wholly owned subsidiary, serves as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current
Portfolio Properties.

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

     A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 1997, no single shopping center accounted for more than 10.6% of the total shopping center gross leasable area. Only one retail tenant, Giant Food at 6.5%, accounted for more than 2.0% of total Company revenues. No other retail tenants represented more than 2.0% of total revenues for the year.

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Interest expense capitalized during the three month periods ended March 31, 1998 and 1997, was $34,000 and $65,000, respectively.

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

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at March 31, 1998 accounts receivable included $1,656,000, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are created or set up when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $491,000 at March 31, 1998.

DEFERRED DEBT COSTS

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $272,000 at March 31, 1998.

REVENUE RECOGNITION

     Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis, because of free rent periods or stepped increases (excluding those increases which approximate inflationary increases), income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent property operating expenses to be billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period the expenses are incurred. Generally, additional rental income based on tenant's revenues ("percentage rent") is accrued on the basis of the prior year's percentage rent, adjusted to give effect to current sales data.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


INCOME TAXES

     The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying financial statements.

PER SHARE DATA

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share. The Company has no dilutive securities, therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, that is, assuming the limited partners exercise their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 16,887,113, and 16,586,962, shares for the quarters ended March 31, 1998 and 1997, respectively. Per share data relating to net income after minority interests is computed on the basis of 12,493,950, and 12,193,799, weighted average common shares for the quarters ended March 31, 1998 and 1997, respectively.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization has a 26.1% limited partnership interest, represented by 4,393,163 convertible limited partnership units, in the Operating
Partnership, as of March 31, 1998.   These Convertible Limited Partnership Units
are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The impact of The Saul Organization's 26.1% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying financial statements.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


DIRECTORS DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees to be earned subsequent to the election. A director has the option to have deferred director's fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares allocated to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. The Company has registered 70,000 shares for use under the plan, all of which were authorized at March 31, 1998. As of March 31, 1998, 42,186 shares had been credited to the directors' deferred fee accounts.

NEW ACCOUNTING PROUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. The Company adopted this standard in the first quarter of 1998. The Company had no comprehensive income.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Adoption of the new standard is required for the December 1998 financial statements. Because SFAS 131 addresses only disclosure-related issues, its adoption will not have an impact on the Company's financial condition or its results of operations.

3.   CONSTRUCTION IN PROGRESS

     Construction in progress includes the costs of redeveloping the French Market shopping center and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 1998 are as follows:

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Construction in progress
     ------------------------
          (in thousands)            March 31, 1998     December 31, 1997
                                    --------------     -----------------
     French Market                       $1,384              $807
     Beacon Center                          289               153
     Other                                   95                14
                                         ------              ----
     Total                               $1,768               974
                                         ======              ====


4.   NOTES PAYABLE

     Notes payable totaled $285.7 million at March 31, 1998, of which $269.7 million (94.4%) was fixed rate debt and $16.0 million (5.6%) was floating rate debt.

     As of March 31, 1998, the Company had a $60 million unsecured revolving credit facility with outstanding borrowings of $16.0 million and additional borrowing availability of $44.0 million. The line required monthly interest payments at a rate of LIBOR plus 1.5%.

     As of March 31, 1998, the scheduled maturities of all debt for years ending December 31, were as follows:


     Debt Maturity Schedule
     ----------------------
         (In thousands)

     April 1 through December 31, 1998            $  3,492
     1999                                            5,163
     2000                                           21,547
     2001                                            5,949
     2002                                            5,607
     2003                                            6,079
     Thereafter                                    237,856
                                                  --------
     Total                                        $285,693
                                                  ========


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

     The Consolidated Statement of Operations for the three months ended March 31, 1998 includes a charge for minority interests of $1,713,000 consisting of $1,164,000 related to The Saul Organization's share of the net income for the 1998 quarter and $549,000 related to distributions to minority interests in excess of allocated net income for the 1998 quarter. The charge for the three month period ended March 31, 1997 of $1,713,000 consists of $1,048,000 related to The Saul Organization's share of net income for the 1997 quarter, and $665,000 related to distributions to minority interests in excess of allocated net income for the 1997 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers" and, together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner, the "Company") as of March 31, 1998 and for the three month period ended March 31, 1998.

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

     Management anticipates that during the coming year the Company may: 1) redevelop certain of the Shopping Centers, 2) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, 3) acquire existing neighborhood and community shopping centers and/or office properties and 4) develop new shopping center sites. Acquisition and development of properties are undertaken only after careful analysis and review, and such property is expected to provide long-term earnings and cash flow growth. During the coming year, any developments, redevelopments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line or other external capital resources available to the Company.

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

     Management believes that the Company's current capital resources, including approximately $44,000,000 of the Company's credit line which was available for borrowing as of March 31, 1998, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

  For the first quarter of 1998, the Company reported Funds From Operations
(FFO) of $7,203,000. This represents a 5.6% increase over the comparable 1997 period's FFO of $6,821,000. The following table represents a reconciliation from net income before minority interests to FFO:

     Funds From Operations Schedule
     ------------------------------
         (In thousands)
                                                For the Quarters Ended March 31,

                                                      1998              1997
                                                      ----              ----
Net income before minority interests                 $4,478           $ 3,880
  Add:
  Depreciation and amortization of real property      2,725             2,572
  Debt restructuring losses:
    Write-off unamortized loan costs                    --                369
                                                    -------           -------

Funds From Operations                               $ 7,203           $ 6,821
                                                    =======           =======

Cash Flow provided by (used in):
  Operating activities                              $ 7,362           $12,097
  Investing activities                              $(2,206)          $(4,071)
  Financing activities                              $(3,784)          $(6,070)


  FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, is calculated as net income excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

     During 1997, the Company closed two long-term fixed rate mortgages, which
management believes enhance the balance sheet.   The first was a $38.5 million
loan closed in January 1997, for a term of 16 years at a fixed interest rate of 7.88%, and a twenty-year principal amortization schedule. A balloon payment of approximately $24.5 million will be due at maturity in January 2013. This loan is secured by the 601 Pennsylvania Avenue office property. The proceeds of this new loan were used to repay existing floating rate debt, which had a weighted remaining term of less than 3 years and a weighted average interest rate of LIBOR plus 2.05%, or 7.58% assuming the three month LIBOR rate effective as of December 31, 1997.

     In October 1997, the Company closed another loan in the amount of $147 million, for a 15-year term, at a fixed rate of 7.67%, and a twenty-five year principal amortization schedule. A balloon payment of approximately $87.9 million will be due at maturity in October 2012. This loan is secured by nine of the Company's retail properties. Also, in conjunction with the closing of the loan, the Company closed a new three-year $60 million unsecured credit line, which replaces the previous secured credit line. The interest rate floats at 1.375% to 1.625% over LIBOR, depending on certain covenant tests. As of March 31, 1998, outstanding borrowings total $16.0 million, leaving $44.0 million of uncommitted credit availability. This availability provides the Company with capital to pursue new redevelopment, renovation, and expansion opportunities within its portfolio. The proceeds of these new loans were used to repay existing floating rate debt, which had a remaining term of approximately 3.5 years. The Company now has fixed interest rates on approximately 94% of its total debt outstanding, which now has a weighted remaining term of approximately 14 years. In connection with the refinancing, the Company sold all of its remaining interest rate protection agreements.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

  The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of retail redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its redevelopment activities at French Market and Beacon Center.

     In February 1998, the Company commenced construction on a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. The Company successfully negotiated the termination of a below market lease in the fourth quarter of 1997. Construction of the first two new tenant spaces, a 40,000 square foot Bed, Bath and Beyond and an 8,000 square foot Lakeshore Learning, a children's educational toy store, is projected to be completed in May 1998. The redevelopment includes a complete facade renovation of the 103,000 square foot building to incorporate new anchor tenant architectural features, new storefronts, tenant signage and decorative awnings.

     The Company has signed a lease with Lowe's Companies for a new 148,000 square foot home improvement superstore and garden center at the Beacon Center in Alexandria, Virginia. The lease will have an initial term of twenty years. The area leased by Lowe's consists of approximately 100,000 square feet of existing space and 48,000 square feet of new building area. The enclosed mall area will be demolished, and the Lowe's store will be a newly constructed building, scheduled for opening in mid-1999. The center's other anchor tenants include Giant, Marshalls and Office Depot, with a complement of small shop space and restaurants. With Lowe's, the 350,000 square feet Beacon Center is now over 97% leased. In addition to the new home improvement store, 8,000 square feet of new small shop space will be constructed adjacent to Lowe's and Giant. Construction of this shop space is projected to commence in late spring, with scheduled completion in the fall of 1998.

     On April 1, 1998, the Company purchased, through its operating partnership, a newly constructed, 100% leased office/flex building adjacent to its Avenel Business Park in Gaithersburg, Maryland. The building contains 46,227 square feet of net leasable area, which will increase the Company's Avenel Business Park by 16%, to 332,000 square feet. The purchase price was $5,600,000, which included $3,657,000 in debt assumption, with the balance paid through the issuance of 105,922 new units in Saul Centers' operating partnership. The seller is a member of The Saul Organization and is an existing limited partner in the operating partnership.

Portfolio Leasing Status
------------------------

     At March 31, 1998, the portfolio consisted of thirty Shopping Centers and three Office Properties located in seven states and the District of Columbia. At March 31, 1998, 89.2% of the Company's 5.9 million square feet of leasable space was leased to tenants, as compared to 89.1% at March 31, 1997. The shopping center portfolio was 88.6% leased at both March 31, 1998 and 1997. The Office Properties were 94.0% leased at March 31, 1998 compared to 90.6% as of March 31, 1997.

RESULTS OF OPERATIONS

     The following discussion compares the results of the Company for the three month periods ended March 31, 1998 and 1997, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

     Expense recoveries were $2,320,000 for the 1998 Quarter compared to $2,312,000 for the comparable 1997 Quarter, representing an increase of $8,000 (0.3%).

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

     Base rent was $13,471,000 for the three month period ended March 31, 1998 (the "1998 Quarter"), compared to $12,601,000 for the comparable quarter in 1997 (the "1997 Quarter"), representing an increase of $870,000 (6.9%). The increase in base rent resulted primarily from new leases placed in service at Seven Corners, Leesburg Pike, Avenel and Van Ness Square for the 1998 Quarter that were not present during the 1997 Quarter. Base rent also increased at Thruway where tenants pay contractual rent increases as a result of the Company's recent facade renovation.

     Expense recoveries were $2,320,000 for the 1998 Quarter compared to $2,312,000 for the comparable 1997 Quarter, representing an increase of $8,000 (0.3%).

     Percentage rent was $799,000 in the 1998 Quarter, compared to $759,000 in the 1997 Quarter, representing an increase of $40,000 (5.3%).

     Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $553,000 in the 1998 Quarter, compared to $890,000 in the 1997 Quarter, representing a decrease of $337,000 (37.9%). The decrease in other income resulted primarily from lease termination payments collected at Seven Corners and Beacon Center during the 1997 Quarter.

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses decreased $55,000 (2.7%) to $1,971,000 in the 1998 Quarter from $2,026,000 in the 1997
Quarter. The expense decrease resulted primarily from higher legal expenses associated with collections of several tenant receivables during the 1997 quarter.

     The provision for credit losses decreased $3,000 (7.0%) to $40,000 in the 1998 Quarter from $43,000 in the 1997 Quarter.

     Real estate taxes decreased $92,000 (6.1%) to $1,422,000 in the 1998 Quarter from $1,514,000 in the 1997 Quarter. The expense decrease resulted from tax credits received upon the successful appeal of prior year property tax assessments primarily at two of the Company's redevelopment properties.

     Interest expense of $5,604,000 for the 1998 Quarter represented an increase of $784,000 (16.3%) over $4,820,000 reported for the 1997 Quarter. This increase is primarily attributable to higher interest rates resulting from the Company's October 1, 1997 refinancing and conversion of approximately $147.0 million of its mortgage debt from interest rate capped floating rate loans to longer term, fixed rate loans.

     Amortization of deferred debt expense decreased $444,000 (81.5%) to $101,000 in the 1998 Quarter from $545,000 in the 1997 Quarter. The decrease in the 1998 Quarter's expense resulted from the elimination of amortization on interest rate protection agreements with notional values of $162.8 million sold during the fourth quarter of 1997, and reduced loan cost amortization because new debt costs related to the October 1, 1997 refinancings are being amortized over a longer term than the debt costs they replaced.

     Depreciation and amortization expense increased $153,000 (5.9%) from $2,572,000 in the 1997 Quarter to $2,725,000 in the 1998 Quarter, primarily as a result of depreciation attributable to recently completed redevelopments and renovations.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $802,000 for the 1998 Quarter, an increase of $9,000 (1.1%) over the 1997 Quarter.

     Extraordinary item, loss on early extinguishment of debt, was $369,000 for the 1997 Quarter, resulting from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio in January 1997. No such item occurred during the 1998 Quarter.

OTHER

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 17, 1998, the Company held its Annual Meeting of Stockholders, at which Messrs. Kelley, Longsworth, Noonan and B. Francis Saul III were reelected to the Board of Directors, each receiving in excess of 94% of the votes of the approximately 12.5 million shares outstanding and eligible to vote at the meeting. The terms of the remaining Board members did not expire as of the April 17, 1998 meeting and such individuals continue as directors of the Company.

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



                                SAUL CENTERS, INC.
                                (Registrant)


 Date:   May 12, 1998           /s/ Philip D. Caraci
         ------------           --------------------
                                Philip D. Caraci, President


 Date:   May 12, 1998           /s/ Scott V. Schneider
         ------------           ----------------------
                                Scott V. Schneider
                                Senior Vice President, Chief Financial Officer