Form 10-Q
period 1998-06-30
SAUL CENTERS INC
filed 1998-08-13
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED JUNE 30, 1998
                                          -------------




                         COMMISSION FILE NUMBER 1-12254
                                                -------



                               SAUL CENTERS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



             Maryland                                52-1833074
  -------------------------------        -------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number
    incorporation or organization)



             8401 Connecticut Avenue,  Chevy Chase, Maryland  20815
             ------------------------------------------------------
               (Address of principal executive office) (Zip Code)


       Registrant's telephone number, including area code  (301) 986-6000
                                                           --------------


            Number of shares outstanding of each of the registrant's
                classes of common stock, as of August 12, 1998:



              Common Stock par value $0.01 per share:  12,723,662
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

                               SAUL CENTERS, INC.


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.  Financial Statements (Unaudited)
         --------------------------------

     (a) Consolidated Balance Sheets as of June 30, 1998 and
         December 31, 1997 ..............................................  4

     (b) Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and 1997 ........................  5

     (c) Consolidated Statements of Stockholders' Equity as of
         June 30, 1998 and December 31, 1997 ............................  6

     (d) Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1998 and 1997 ........................  7

     (e) Notes to Consolidated Financial Statements .....................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

     (a)  Liquidity and Capital Resources ............................... 15

     (b)  Results of Operations

          Three months ended June 30, 1998 compared to three months
          ended June 30, 1997 ........................................... 20

          Six months ended June 30, 1998 compared to six months
          ended June 30, 1997 ........................................... 21


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K .............................. 24
          --------------------------------

PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

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

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,    December 31,
(Dollars in thousands)                                                                      1998          1997
--------------------------------------------------------------------------------------------------------------------
ASSETS

    Real estate investments
      Land                                                                              $     65,817  $    65,630
      Buildings and equipment                                                                275,268      269,638
                                                                                        ------------- ------------
                                                                                             341,085      335,268
      Accumulated depreciation                                                               (97,760)     (92,615)
                                                                                        ------------- ------------
                                                                                             243,325      242,653
    Construction in progress                                                                   3,039          974
    Cash and cash equivalents                                                                  1,837          688
    Accounts receivable and accrued income, net                                                3,625        6,190
    Prepaid expenses                                                                           5,302        5,423
    Deferred debt costs, net                                                                   3,785        3,853
    Other assets                                                                               2,604        1,161
                                                                                        ------------- ------------
              Total assets                                                              $    263,517  $   260,942
                                                                                        ============= ============

LIABILITIES

    Notes payable                                                                       $    287,221  $   284,473
    Accounts payable, accrued expenses and other liabilities                                  13,711       13,093
    Deferred income                                                                            1,209        1,430
                                                                                        ------------- ------------
              Total liabilities                                                              302,141      298,996
                                                                                        ------------- ------------

MINORITY INTERESTS                                                                                --           --
                                                                                        ------------- ------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 12,620,799 and 12,428,145 shares issued and
      outstanding, respectively                                                                  126          124
    Additional paid-in capital                                                                24,970       20,447
    Accumulated deficit                                                                      (63,720)     (58,625)
                                                                                        ------------- ------------
              Total stockholders' equity (deficit)                                           (38,624)     (38,054)
                                                                                        ------------- ------------

              Total liabilities and stockholders' equity                                $    263,517  $   260,942
                                                                                        ============= ============

The accompanying notes are integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                          For the Three Months                   For the Six Months
                                                             Ended June 30,                        Ended June 30,
(Dollars in thousands, except                    -----------------------------------------------------------------------------
      per share amounts)                               1998                1997                1998               1997
------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Base rent                                    $          13,990   $          12,857  $           27,461  $          25,458
    Expense recoveries                                       2,394               2,246               4,714              4,558
    Percentage rent                                            423                 678               1,407              1,437
    Other                                                      698                 843               1,251              1,733
                                                 ------------------  ------------------ ------------------- ------------------
              Total revenue                                 17,505              16,624              34,833             33,186
                                                 ------------------  ------------------ ------------------- ------------------

OPERATING EXPENSES
    Property operating expenses                              1,915               2,010               3,886              4,036
    Provision for credit losses                                112                 131                 152                174
    Real estate taxes                                        1,564               1,456               2,986              2,970
    Interest expense                                         5,672               4,834              11,276              9,654
    Amortization of deferred debt expense                      108                 541                 209              1,086
    Depreciation and amortization                            2,923               2,633               5,648              5,205
    General and administrative                                 885                 808               1,687              1,601
                                                 ------------------  ------------------ ------------------- ------------------
              Total operating expenses                      13,179              12,413              25,844             24,726
                                                 ------------------  ------------------ ------------------- ------------------

NET INCOME BEFORE EXTRAORDINARY ITEM,
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 METHOD AND MINORITY INTERESTS                               4,326               4,211               8,989              8,460
Extraordinary item
    Early extinguishment of debt                                --                  --                  --               (369)
Cumulative effect of change
 in accounting method                                           --                  --                (771)                --
                                                 ------------------  ------------------ ------------------- ------------------
NET INCOME BEFORE MINORITY INTERESTS                         4,326               4,211               8,218              8,091
                                                 ------------------  ------------------ ------------------- ------------------

MINORITY INTERESTS
    Minority share of income                                (1,149)             (1,096)             (2,161)            (2,144)
    Distributions in excess of earnings                       (678)               (617)             (1,379)            (1,282)
                                                 ------------------  ------------------ ------------------- ------------------
              Total minority interests                      (1,827)             (1,713)             (3,540)            (3,426)
                                                 ------------------  ------------------ ------------------- ------------------
NET INCOME                                       $           2,499   $           2,498  $            4,678  $           4,665
                                                 ==================  ================== =================== ==================

NET INCOME PER SHARE (BASIC AND DILUTIVE)
    Net income before extraordinary item,
     cumulative effect of change in
     accounting method and minority
     interests                                   $            0.25   $            0.25  $             0.53  $            0.51
    Extraordinary item                                          --                  --                  --              (0.02)
    Cumulative effect of change
        in accounting method                                    --                  --               (0.05)                --
                                                 ------------------  ------------------ ------------------- ------------------

    Net income before minority interests         $            0.25   $            0.25  $             0.48  $            0.49
                                                 ==================  ================== =================== ==================

    Net income                                   $            0.20   $            0.20  $             0.37  $            0.38
                                                 ==================  ================== =================== ==================

The accompanying notes are integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                        Additional
                                                    Common                Paid-in             Accumulated
(Dollars in thousands, except per share amounts)     Stock                Capital               Deficit               Total
------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1996                   $             121   $          15,950  $          (42,011) $         (25,940)

      Issuance of 275,374 shares of
        common stock                                             3               4,497                  --              4,500
      Net income                                                --                  --               2,552              2,552
      Distributions ($1.17 per share)                           --                  --             (14,334)           (14,334)
      Distributions payable ($.39 per share)                    --                  --              (4,832)            (4,832)
                                                 ------------------  ------------------ ------------------- ------------------

    Balance, December 31, 1997                                 124              20,447             (58,625)           (38,054)

      Issuance of 97,878 shares of
        common stock                                             1               1,590                  --              1,591
      Net income                                                --                  --               2,179              2,179
      Distributions payable ($.39 per share)                    --                  --              (4,869)            (4,869)
                                                 ------------------  ------------------ ------------------- ------------------

    Balance, March 31, 1998                                    125              22,037             (61,315)           (39,153)

      Issuance of 94,776 shares of
        common stock                                             1               1,651                  --              1,652
      Issuance of 186,655 convertible
        limited partnership units in the
        Operating Partnership                                   --               1,282                  --              1,282
      Net income                                                --                  --               2,499              2,499
      Distributions payable ($.39 per share)                    --                  --              (4,904)            (4,904)
                                                 ------------------  ------------------ ------------------- ------------------

    Balance, June 30, 1998                       $             126   $          24,970  $          (63,720) $         (38,624)
                                                 ==================  ================== =================== ==================

The accompanying notes are integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                        --------------------------------------
(Dollars in thousands)                                                                         1998               1997
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $            4,678  $           4,665
    Adjustments to reconcile net income to net cash
     provided by operating activities:
          Minority interests                                                                         3,540              3,426
          Cumulative effect of change
           in accounting method                                                                        771                 --
          Loss on early extinguishment of debt                                                          --                369
          Depreciation and amortization                                                              5,857              6,291
          Provision for credit losses                                                                  152                174
          Decrease in accounts receivable                                                            1,642              2,487
          Decrease (increase) in prepaid expenses                                                     (382)               156
          Increase in other assets                                                                  (1,443)              (248)
          Increase in accounts payable and other liabilities                                           618              1,071
          Increase (decrease) in deferred income                                                      (221)               854
          Other, net                                                                                   (37)                --
                                                                                        ------------------- ------------------
              Net cash provided by operating activities                                             15,175             19,245
                                                                                        ------------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                                                            (2,246)            (3,593)
    Additions to construction in progress                                                           (2,065)            (8,567)
                                                                                        ------------------- ------------------
              Net cash used in investing activities                                                 (4,311)           (12,160)
                                                                                        ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                                      8,000             49,500
    Repayments on notes payable                                                                     (8,909)           (45,188)
    Note prepayment fees                                                                                --                (95)
    Additions to deferred debt expense                                                                (141)              (357)
    Proceeds from the issuance of common stock
     and convertible limited partnership units
     in the Operating Partnership                                                                    4,648              1,984
    Distributions to common stockholders and
     holders of convertible limited partnership
     units in the Operating Partnership                                                            (13,313)           (12,957)
                                                                                        ------------------- ------------------
              Net cash used in financing activities                                                 (9,715)            (7,113)
                                                                                        ------------------- ------------------

Net increase (decrease) in cash                                                                      1,149                (28)
Cash, beginning of period                                                                              688                 38
                                                                                        =================== ==================
Cash, end of period                                                                     $            1,837  $              10
                                                                                        =================== ==================

The accompanying notes are integral part of these statements.

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


FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, an office property and purchased a land parcel which it developed into a community shopping center. Therefore, as of June 30, 1998, the Company's properties (the "Current Portfolio Properties") consisted of 30 operating shopping center properties (the "Shopping Centers") and four predominantly office properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as

                              SAUL CENTERS, INC.
                  Notes To Consolidated Financial Statements
                                  (Unaudited)


incurred. Interest expense capitalized during the three month periods ended June 30, 1998 and 1997, was $49,000 and $130,000, respectively.

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


ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at June 30, 1998 accounts receivable included $1,685,000, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are created or set up when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $562,000 at June 30, 1998.

DEFERRED DEBT COSTS

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $340,000 at June 30, 1998.

REVENUE RECOGNITION

     Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis, because of free rent periods or stepped increases (excluding those increases which approximate inflationary increases), income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent property operating expenses to be billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period the expenses are incurred. Percentage rental income is recognized in accordance with EITF 98-9, in the quarterly periods in which a tenant's year-to-date sales exceed an annual sales target. For periods prior to January 1, 1998, the Company recognized percentage rent monthly on an accrual basis using estimates of tenants' annual sales based upon prior year's sales results adjusted to give effect to current sales data.

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

PER SHARE DATA

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities, therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, that is, assuming the limited partners exercise their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 17,142,000 and 16,655,000, for the quarters and 17,015,000 and 16,621,000, for the six months ended June 30, 1998 and 1997, respectively. Per share data relating to net income after minority interests is computed using weighted average shares of 12,589,000 and 12,262,000, for the quarters and 12,542,000 and 12,228,000, for the six months ended June 30, 1998 and 1997, respectively.


RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization has a 26.6% limited partnership interest, represented by 4,580,000 convertible limited partnership units, in the Operating
Partnership, as of June 30, 1998.   These Convertible Limited Partnership Units
are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The impact of The Saul Organization's 26.6% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying financial statements.

                              SAUL CENTERS, INC.
                  Notes To Consolidated Financial Statements
                                  (Unaudited)


DIRECTORS DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees to be earned subsequent to the election. A director has the option to have deferred director's fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares allocated to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. The Company has registered 70,000 shares for use under the plan, all of which were authorized at June 30, 1998. As of June 30, 1998, 46,000 shares had been credited to the directors' deferred fee accounts.


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

CHANGE IN ACCOUNTING METHOD

     On May 21, 1998, the Emerging Issues Task Force (EITF) discussed Issue 98-9 "Accounting for Contingent Rent In Interim Financial Periods" and reached a consensus that lessors should defer the accounting recognition of contingent rent, such as percentage rent, until the specific tenant sales breakpoint target is achieved. The Company's prior accounting method, which was permitted under generally accepted accounting principles, recognized percentage rent when a tenant's achievement of its sales breakpoint was considered probable. This EITF consensus is being implemented retroactively to January 1, 1998, as a change in accounting method. Excluding a one-time cumulative catch-up adjustment, the new accounting method is not expected to materially affect the amount of percentage rent income reported on an annual basis but may have a larger impact on the recognition of percentage rent income reported on an interim quarterly basis. The change in accounting method has no impact on the Company's cash

                              SAUL CENTERS, INC.
                  Notes To Consolidated Financial Statements
                                  (Unaudited)


flows. The comparative three month and six month period financial statements ending June 30, 1997 have not been restated. Had the accounting method been retroactively applied, net income for the quarter ended March 31, 1998 would have been $2,950,000, and net income for the three month and six month periods ended June 30, 1997, would have been $2,146,000 and $4,546,000, respectively.


3.   CONSTRUCTION IN PROGRESS

     Construction in progress includes the costs of redeveloping the French Market shopping center and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 1998 and December 31, 1997 are as follows:


     Construction in Progress
     ------------------------

          (In thousands)          June 30, 1998     December 31, 1997
                                  -------------     -----------------
     French Market                   $2,139                 $807
     Beacon Center                      785                  153
     Other                              115                   14
                                     ------                 ----
     Total                           $3,039                 $974
                                     ======                 ====

4.    NOTES PAYABLE

     Notes payable totaled $287.2 million at June 30, 1998, of which $268.6 million (93.5%) was fixed rate debt and $18.7 million (6.5%) was floating rate debt.

     As of June 30, 1998, the Company had a $60 million unsecured revolving credit facility with outstanding borrowings of $15.0 million and additional borrowing availability of $45.0 million. The line requires monthly interest payments at a rate of LIBOR plus 1.5%.

     As of June 30, 1998, the scheduled maturities of all debt for years ending December 31, were as follows:

     Debt Maturity Schedule
     ----------------------
         (In thousands)


     July 1 through December 31, 1998               $  2,363
     1999                                              5,163
     2000                                             24,204
     2001                                              5,949
     2002                                              5,607
     2003                                              6,079
     Thereafter                                      237,856
                                                    --------
     Total                                          $287,221
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

     The Consolidated Statement of Operations for the three months ended June 30, 1998 includes a charge for minority interests of $1,827,000 consisting of $1,149,000 related to The Saul Organization's share of the net income for the 1998 quarter and $678,000 related to distributions to minority interests in excess of allocated net income for the 1998 quarter. The charge for the three month period ended June 30, 1997 of $1,713,000 consists of $1,096,000 related to The Saul Organization's share of net income for the 1997 quarter, and $617,000 related to distributions to minority interests in excess of allocated net income for the 1997 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers" and, together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner, the "Company") as of June 30, 1998 and for the three month and six month periods ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

    The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt service and loan repayments, expansion, renovation, and redevelopment of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 95% of its "real estate investment trust taxable income," as defined in the Internal Revenue Code of 1986, as amended. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings.

    Management anticipates that during the current year the Company may: 1) redevelop certain of the Shopping Centers, 2) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, 3) acquire existing neighborhood and community shopping centers and/or office properties and 4) develop new shopping center sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such property is expected to provide long-term earnings and cash flow growth. During the current year, any developments, redevelopments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line or other external capital resources available to the Company.

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

    Management believes that the Company's current capital resources, which includes the Company's credit line of which $45,000,000 was available for borrowing as of June 30, 1998, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

    For the second quarter of 1998, the Company reported Funds From Operations
(FFO) of $7,249,000. This represents an 11.7% increase over the comparable 1997 period's FFO of $6,492,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary and nonrecurring items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:



    Funds From Operations Schedule                              For the Quarters Ended June 30,
    ------------------------------                              -------------------------------
         (In thousands)                                                  1998       1997
                                                                        ------     ------
Net income before minority interests                                    $4,326     $4,211
Add:
  Depreciation and amortization of real property                         2,923      2,633
  Retroactive impact of change in accounting method(1)                       -       -352
                                                                        ------     ------
Funds From Operations                                                   $7,249     $6,492
                                                                        ======     ======
                                                                For the Six Months Ended June 30,
                                                                ---------------------------------
                                                                          1998        1997
                                                                        -------     -------
Net income before minority interests                                    $ 8,218     $ 8,091
Add:
  Depreciation and amortization of real property                          5,648       5,205
  Nonrecurring item:
    Change in accounting method                                             771           -
  Debt restructuring losses:
    Write-off unamortized loan costs                                                    369
  Retroactive impact of change in accounting method(1)                        -        -119
                                                                         ------    - ------
Funds From Operations                                                    $14,637    $13,546
                                                                         =======    =======

Cash Flow provided by (used in):
  Operating activities                                                   $15,175    $19,245
  Investing activities                                                    -4,311    -12,160
  Financing activities                                                    -9,715     -7,113

(1) Retroactive to January 1, 1998, the Company began recognition of percentage rental income in accordance with a new accounting pronouncement. The
     1997 second quarter and six month period FFO amounts previously reported have been reduced $352,000 or $.02 per share and $119,000 or $.01 per share, respectively, to provide comparability.

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

  During 1997, the Company closed two long-term fixed rate mortgages, which management believes enhance the balance sheet. The Company's total notes payable as of June 30, 1998 was $287.2 million and have a weighted average maturity of
13.0 years and a weighted average interest rate of 7.88%. Approximately $268.6 million or 93.5% of total notes payable is fixed rate debt. As of June 30, 1998, outstanding borrowings under the Company's $60 million unsecured line of credit totaled $15.0 million, leaving $45.0 million of uncommitted credit availability. This availability provides the Company with capital to pursue new redevelopment, renovation, and expansion opportunities within its portfolio.


Redevelopment, Renovations and Acquisitions
-------------------------------------------

  The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its redevelopment activities at French Market, Beacon Center and Shops at Fairfax.

  In February 1998, the Company commenced construction on a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. The Company successfully negotiated the termination of a below market lease in the fourth quarter of 1997. Construction of the first two new tenant spaces, a 40,000 square foot Bed, Bath and Beyond and an 8,000 square foot Lakeshore Learning, a children's educational toy store, was completed in May 1998, with these stores now open for business. Another 8,300 square feet has been leased and is under construction, with the remaining 46,000 square feet under active leasing negotiations. The redevelopment included a complete facade renovation of the 103,000 square foot building which incorporates new anchor tenant architectural features, new storefronts, tenant signage and decorative awnings.

  The Company has signed a lease with Lowe's Companies for a new 148,000 square foot home improvement superstore and garden center at the Beacon Center in Alexandria, Virginia. The lease has an initial term of twenty years. The area leased by Lowe's consists of approximately 100,000 square feet of existing space and 48,000 square feet of new building area. The enclosed mall area will be demolished, and the Lowe's store will be a newly constructed building, scheduled for opening in mid-1999. The center's other anchor tenants include Giant, Marshalls and Office Depot, with a complement of small shop space and restaurants. With Lowe's, the 350,000 square feet Beacon Center is now over 99% leased. In addition to the new home improvement store, 8,000 square feet of new small shop space will be constructed adjacent to Lowe's and Giant. Demolition of the enclosed mall and construction of the shop space has begun, with scheduled completion in the fall of 1998.

  The Company commenced another significant redevelopment when it signed a lease with SuperFresh for a new 53,000 square foot grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A portion of the shopping center which includes a small enclosed mall will be demolished. The SuperFresh store will be a new building, with construction projected to be completed in the fall of 1999. An additional 7,500 square feet of shop space will be constructed adjacent to the supermarket. This redevelopment will provide more efficient parking and new landscaping and will reposition the property, in management's opinion, as a desirable neighborhood grocery anchored shopping center for the future. Subject to final governmental approvals, construction is projected to commence in the fall of 1998.

  On April 1, 1998, the Company purchased, through its operating partnership, a newly constructed, 100% leased office/flex building adjacent to its Avenel Business Park in Gaithersburg, Maryland. The building contains 46,227 square feet of net leasable area, which has increased the Company's Avenel Business Park by 16%, to 332,000 square feet. An independent appraisal determined the purchase price of $5,600,000. Payment consisted of $3,657,000 in debt assumption, with the balance paid through the issuance of 105,922 new units in Saul Centers' operating partnership. The seller is a member of The Saul Organization and is an existing limited partner in the operating partnership.

  In July 1998, the Company began construction of approximately 27,000 square feet of additional office / flex space at Avenel Business Park on excess land that it owns. Completion of this phase of the project is scheduled for December 1998. The Company has entered into a $2.7 million commitment for permanent financing for this development at an interest rate of 7.09% and a loan term of 13 years. This financing is scheduled to be completed in September 1998. Excluding this new development, Avenel Business Park is currently over 97% leased.


Portfolio Leasing Status
------------------------

  At June 30, 1998, the portfolio consisted of thirty Shopping Centers and four Office Properties located in seven states and the District of Columbia. At June 30, 1998, the core shopping center portfolio, excluding the Crosstown conversion property, was 91.5% leased compared to 92.3% leased at June 30, 1997. The Office Properties were 96.7% leased at June 30, 1998 compared to 92.1% leased as of June 30, 1997. In total, the Company's 5.9 million square feet of leasable space was 89.3% leased to tenants at June 30, 1998, as compared to 90.1% at June 30, 1997.

RESULTS OF OPERATIONS

  The following discussion compares the results of the Company for the three month and six month periods ended June 30, 1998 and 1997, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

  Revenues for the three month period ended June 30, 1998 (the "1998 Quarter"), totaled $17,505,000 compared to $16,624,000 for the comparable quarter in 1997 (the "1997 Quarter"), representing an increase of $881,000 (5.3%). Had the Company retroactively applied the change in accounting method required by EITF 98-9, total revenues for the 1997 Quarter would have been $16,272,000. The 1998 Quarter's increase would have been $1,233,000 (7.6%).

  Base rent was $13,990,000 for the 1998 Quarter, compared to $12,857,000 for the 1997 Quarter, representing an increase of $1,133,000 (8.8%). The increase in base rent resulted primarily from new leases placed in service at Seven Corners and Ravenwood for the 1998 Quarter that were not present during the 1997 Quarter.

  Expense recoveries were $2,394,000 for the 1998 Quarter compared to $2,246,000 for the comparable 1997 Quarter, representing an increase of $148,000 (6.6%).

  Percentage rent was $423,000 in the 1998 Quarter, compared to $678,000 in the 1997 Quarter, representing a decrease of $255,000 (37.6%). Had the Company retroactively applied the change in accounting method required by EITF 98-9, percentage rent for the 1997 Quarter would have been $326,000. The 1998 Quarter's increase would have been $97,000 (29.8%).

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $698,000 in the 1998 Quarter, compared to $843,000 in the 1997 Quarter, representing a decrease of $145,000 (17.2%). The decrease in other income resulted primarily from lease termination payments collected at Seven Corners and Beacon Center during the 1997 Quarter.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses decreased $95,000 (4.7%) to $1,915,000 in the 1998 Quarter from $2,010,000 in the 1997
Quarter. The expense decrease resulted primarily from higher legal expenses associated with collections of several tenant receivables during the 1997 quarter.

  The provision for credit losses decreased $19,000 (14.5%) to $112,000 in the 1998 Quarter from $131,000 in the 1997 Quarter.

  Real estate taxes increased $108,000 (7.4%) to $1,564,000 in the 1998 Quarter from $1,456,000 in the 1997 Quarter. The expense increase resulted from property tax assessment increases at two of the Company's redevelopment properties.

  Interest expense of $5,672,000 for the 1998 Quarter represented an increase of $838,000 (17.3 %) over $4,834,000 reported for the 1997 Quarter. This increase is primarily attributable to higher interest rates resulting from the Company's October 1, 1997 refinancing and conversion of approximately $147.0 million of its mortgage debt from interest rate capped floating rate loans to longer term, fixed rate loans. New debt associated with the acquisition of Avenel IV on April 1, 1998 also added approximately $70,000 to interest expense in the 1998 Quarter.

     Amortization of deferred debt expense decreased $433,000 (80.0%) to $108,000 in the 1998 Quarter from $541,000 in the 1997 Quarter. The decrease in the 1998 Quarter's expense resulted from the elimination of amortization on interest rate protection agreements with notional values of $162.8 million sold during the fourth quarter of 1997, and reduced loan cost amortization because new debt costs related to the October 1, 1997 refinancings are being amortized over a longer term than the debt costs they replaced.

     Depreciation and amortization expense increased $290,000 (11.0%) from $2,633,000 in the 1997 Quarter to $2,923,000 in the 1998 Quarter, primarily as a result of depreciation attributable to recently completed redevelopments and renovations.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $885,000 for the 1998 Quarter, an increase of $77,000 (9.5%) over the 1997 Quarter.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

  Revenues for the six month period ended June 30, 1998 (the "1998 Period"), totaled $34,833,000 compared to $33,186,000 for the comparable period in 1997 (the "1997 Period"), representing an increase of $1,647,000 (5.0%). Had the Company retroactively applied the change in accounting method required by EITF 98-9, total revenues for the 1997 Period would have been $33,067,000. The 1998 Quarter's increase would have been $1,766,000 (5.3%).

  Base rent was $27,461,000 for the 1998 Period, compared to $25,458,000 for the 1997 Period, representing an increase of $2,003,000 (7.9%). The increase in base rent resulted primarily from new leases placed in service at Seven Corners and Ravenwood for the 1998 Period that were not present during the 1997 Period.

  Expense recoveries were $4,714,000 for the 1998 Period compared to $4,558,000 for the comparable 1997 Period, representing an increase of $156,000 (3.4%).

  Percentage rent was $1,407,000 in the 1998 Period, compared to $1,437,000 in the 1997 Period, representing a decrease of $30,000 (2.1%). Had the Company retroactively applied the change in accounting method required by EITF 98-9, percentage rent for the 1997 Period would have been $1,318,000. The 1998 Period's increase would have been $89,000 (6.8%).

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $1,251,000 in the 1998 Period, compared to $1,733,000 in the 1997 Period, representing a decrease of $482,000 (27.8%). The decrease in other income resulted primarily from lease termination payments collected at Seven Corners and Beacon Center during the 1997 Period.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses decreased $150,000 (3.7%) to $3,886,000 in the 1998 Period from $4,036,000 in the 1997
Period. The expense decrease resulted primarily from higher legal expenses associated with collections of several tenant receivables during the 1997 Period.

  The provision for credit losses decreased $22,000 (12.6%) to $152,000 in the 1998 Period from $174,000 in the 1997 Period.

  Real estate taxes increased $16,000 (0.5%) to $2,986,000 in the 1998 Period from $2,970,000 in the 1997 Period. The expense decrease resulted from tax credits received upon the successful appeal of prior year property tax assessments primarily at two of the Company's redevelopment properties.

  Interest expense of $11,276,000 for the 1998 Period represented an increase of $1,622,000 (16.8 %) over $9,654,000 reported for the 1997 Period. This increase is primarily attributable to higher interest rates resulting from the Company's October 1, 1997 refinancing and conversion of approximately $147.0 million of its mortgage debt from interest rate capped floating rate loans to longer term, fixed rate loans. New debt associated with the acquisition of Avenel IV on April 1, 1998 also added approximately $70,000 to interest expense in the 1998 Period.

     Amortization of deferred debt expense decreased $877,000 (80.8%) to $209,000 in the 1998 Period from $1,086,000 in the 1997 Period. The decrease in the 1998 Period's expense resulted from the elimination of amortization on interest rate protection agreements with notional values of $162.8 million sold during the fourth quarter of 1997, and reduced loan cost amortization because new debt costs related to the October 1, 1997 refinancings are being amortized over a longer term than the debt costs they replaced.

     Depreciation and amortization expense increased $443,000 (8.5%) from $5,205,000 in the 1997 Period to $5,648,000 in the 1998 Period, primarily as a result of depreciation attributable to recently completed redevelopments and renovations.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $1,687,000 for the 1998 Period, an increase of $86,000 (5.4%) over the 1997 Period.

  Extraordinary item, loss on early extinguishment of debt, was $369,000 for the 1997 Period, resulting from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio in January 1997. No such item occurred during the 1998 Period.

  Cumulative effect from change in accounting method was $771,000 for the 1998 Period, resulting from the implementation of Emerging Issues Task Force Issue 98-9 "Accounting for Contingent Rent" retroactive to January 1, 1998. No such item occurred during the 1997 Period.


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

           (b) Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as
               Exhibit 3 (b) of the 1993 Annual Report of the Company on Form
               10-K is hereby incorporated by reference.   The First Amendment
               to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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

          (b) First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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

          (p) Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership, as Borrower and Nomura Asset Capital Corporation, as Lender, is as filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

          (q) Revolving Credit Agreement dated as of October 1, 1997 by and between Saul Holdings Limited Partnership and Saul Subsidiary II Limited Partnership, as Borrower and U.S. Bank National Association, as agent, is as filed as Exhibit 10.(q) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

27.  Financial Data Schedule

99.  Schedule of Portfolio Properties

           Reports on Form 8-K
           -------------------

             None.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SAUL CENTERS, INC.
                                (Registrant)


 Date:   August 14, 1998        /s/ Philip D. Caraci
        ----------------        --------------------------------------
                                Philip D. Caraci, President


 Date:   August 14, 1998        /s/ Scott V. Schneider
        ----------------        --------------------------------------
                                Scott V. Schneider
                                Senior Vice President, Chief Financial Officer