Form 10-Q
period 1998-09-30
SAUL CENTERS INC
filed 1998-11-13
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     FOR QUARTER ENDED SEPTEMBER 30, 1998
                                       ------------------


                        COMMISSION FILE NUMBER 1-12254
                                               -------

                              SAUL CENTERS, INC.
                              -----------------
            (Exact name of registrant as specified in its charter)


         Maryland                                      52-1833074
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


            8401 Connecticut Avenue,  Chevy Chase, Maryland  20815
            ------------------------------------------------------
              (Address of principal executive office) (Zip Code)


      Registrant's telephone number, including area code  (301) 986-6000
                                                          --------------


           Number of shares outstanding of each of the registrant's classes of common stock, as of November 6, 1998:


              Common Stock par value $0.01 per share:  12,836,000
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

                              SAUL CENTERS, INC.


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)
         --------------------------------

         (a) Consolidated Balance Sheets as of September 30, 1998 and
             December 31, 1997.............................................    4

         (b) Consolidated Statements of Operations for the three months
             and nine months ended September 30, 1998 and 1997.............    5

         (c) Consolidated Statements of Stockholders' Equity as of
             September 30, 1998 and December 31, 1997......................    6

         (d) Consolidated Statements of Cash Flows for the three months and
             nine months ended September 30, 1998 and 1997.................    7

         (e) Notes to Consolidated Financial Statements....................    8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

         (a) Liquidity and Capital Resources...............................   16

         (b) Results of Operations

             Three months ended September 30, 1998 compared to three
             months ended September 30, 1997...............................   21

             Nine months ended September 30, 1998 compared to nine months
             ended September 30, 1997......................................   22


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K...................................   26
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

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

====================================================================================================
                                                                      September 30,   December 31,
(Dollars in thousands)                                                    1998           1997
----------------------------------------------------------------------------------------------------
ASSETS

    Real estate investments
      Land                                                            $     64,339    $     65,630
      Buildings and equipment                                              278,526         269,638
                                                                      ------------    ------------
                                                                           342,865         335,268
      Accumulated depreciation                                            (100,320)        (92,615)
                                                                      ------------    ------------
                                                                           242,545         242,653
    Construction in progress                                                 6,617             974
    Cash and cash equivalents                                                1,385             688
    Accounts receivable and accrued income, net                              6,226           6,190
    Prepaid expenses                                                         6,604           5,423
    Deferred debt costs, net                                                 3,688           3,853
    Other assets                                                             1,613           1,161
                                                                      ------------    ------------
            Total assets                                              $    268,678    $    260,942
                                                                      ============    ============

LIABILITIES

    Notes payable                                                     $    288,812    $    284,473
    Accounts payable, accrued expenses and other liabilities                15,597          13,093
    Deferred income                                                          1,724           1,430
                                                                      ------------    ------------
              Total liabilities                                            306,133         298,996
                                                                      ------------    ------------

MINORITY INTERESTS                                                          --              --
                                                                      ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 12,726,331 and 12,428,145 shares issued and
      outstanding, respectively                                                127             124
    Additional paid-in capital                                              28,532          20,447
    Accumulated deficit                                                    (66,114)        (58,625)
                                                                      ------------    ------------
            Total stockholders' equity (deficit)                           (37,455)        (38,054)
                                                                      ------------    ------------

            Total liabilities and stockholders' equity                $    268,678    $    260,942
                                                                      ============    ============

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

==================================================================================================
                                               For the Three Months         For the Nine Months
(Dollars in thousands, except                  Ended September 30,          Ended September 30,
                                               ------------   ----------   ----------   ----------
      per share amounts)                           1998          1997         1998          1997
--------------------------------------------------------------------------------------------------
REVENUE
  Base rent                                      $   14,044   $   13,102   $   41,505   $   38,560
    Expense recoveries                                2,625        2,326        7,339        6,884
    Percentage rent                                     588          765        1,995        2,202
    Other                                               393          952        1,644        2,685
                                                 ----------   ----------   ----------   ----------
              Total revenue                          17,650       17,145       52,483       50,331
                                                 ----------   ----------   ----------   ----------

OPERATING EXPENSES
    Property operating expenses                       2,016        2,043        5,902        6,079
    Provision for credit losses                         123          163          275          337
    Real estate taxes                                 1,577        1,595        4,563        4,565
    Interest expense                                  5,696        4,957       16,972       14,611
    Amortization of deferred debt expense               106          542          315        1,628
    Depreciation and amortization                     2,840        2,626        8,488        7,831
    General and administrative                          865          838        2,552        2,439
                                                 ----------   ----------   ----------   ----------
              Total operating expenses               13,223       12,764       39,067       37,490
                                                 ----------   ----------   ----------   ----------

NET INCOME BEFORE EXTRAORDINARY ITEM,
        CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING METHOD AND MINORITY
        INTERESTS                                     4,427        4,381       13,416       12,841
Extraordinary item
    Early extinguishment of debt                        (50)          --          (50)        (369)
Cumulative effect of change in
        accounting method                                --           --         (771)          --
                                                 ----------   ----------   ----------   ----------

NET INCOME BEFORE MINORITY INTERESTS                  4,377        4,381       12,595       12,472
                                                 ----------   ----------   ----------   ----------

MINORITY INTERESTS
    Minority share of income                         (1,177)      (1,149)      (3,338)      (3,293)
    Distributions in excess of earnings                (650)        (566)      (2,029)      (1,848)
                                                 ----------   ----------   ----------   ----------
              Total minority interests               (1,827)      (1,715)      (5,367)      (5,141)
                                                 ----------   ----------   ----------   ----------


NET INCOME                                       $    2,550   $    2,666   $    7,228   $    7,331
                                                 ==========   ==========   ==========   ==========

NET INCOME PER SHARE (BASIC AND DILUTIVE)
    Net income before extraordinary item,
        cumulative effect of change in
        accounting method and minority
        interests                                $     0.25   $     0.26   $     0.79   $     0.77
    Extraordinary item                                   --           --           --        (0.02)
    Cumulative effect of change in
        accounting method                                --           --        (0.05)          --
                                                 ----------   ----------   ----------   ----------

    Net income before minority interests         $     0.25   $     0.26   $     0.74   $     0.75
                                                 ==========   ==========   ==========   ==========

    Net income                                   $     0.20   $     0.22   $     0.57   $     0.60
                                                 ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these statements

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

=====================================================================================================
                                                               Additional
                                                    Common       Paid-in      Accumulated
(Dollars in thousands, except per share amounts      Stock       Capital        Deficit       Total
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 1996                       $   121      $15,950      $ (42,011)   $ (25,940)

      Issuance of 275,374 shares of
        common stock                                       3        4,497             --        4,500
      Net income                                          --           --          2,552        2,552
      Distributions ($1.17 per share)                     --           --        (14,334)     (14,334)
      Distributions payable ($.39 per share)              --           --         (4,832)      (4,832)
                                                    --------    ---------     ----------   ----------

    Balance, December 31, 1997                           124       20,447        (58,625)     (38,054)

      Issuance of 97,878 shares of
        common stock                                       1        1,590             --        1,591
      Net income                                          --           --          2,179        2,179
      Distributions payable ($.39 per share)              --           --         (4,869)      (4,869)
                                                    --------    ---------     ----------   ----------

    Balance, March 31, 1998                              125       22,037        (61,315)     (39,153)

      Issuance of 94,776 shares of
        common stock                                       1        1,651             --        1,652
      Issuance of 186,655 convertible
        limited partnership units in the
        Operating Partnership                             --        1,282             --        1,282
      Net income                                          --           --          2,499        2,499
      Distributions payable ($.39 per share)              --           --         (4,904)      (4,904)
                                                    --------    ---------     ----------   ----------

    Balance, June 30, 1998                               126       24,970        (63,720)     (38,624)

      Issuance of 105,532 shares of
        common stock                                       1        1,691             --        1,692
      Issuance of 106,010 convertible
        limited partnership units in the
        Operating Partnership                             --        1,871             --        1,871
      Net income                                          --           --          2,550        2,550
      Distributions payable ($.39 per share)              --           --         (4,944)      (4,944)
                                                    --------    ---------     ----------   ----------

    Balance, September 30, 1998                     $    127    $  28,532     $  (66,114)  $  (37,455)
                                                    ========    =========     ==========   ==========

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

===================================================================================================
                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                          -----------    ----------
(Dollars in thousands)                                                        1998          1997
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $     7,228    $    7,331
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Minority interests                                                    5,367         5,141
          Cumulative effect of change in
              accounting method                                                   771            --
          Loss on early extinguishment of debt                                     50           369
          Depreciation and amortization                                         8,803         9,459
          Provision for credit losses                                             275           337
          Decrease (increase) in accounts receivable                           (1,082)        1,234
          Increase in prepaid expenses                                         (1,964)         (149)
          Increase in other assets                                               (452)          (96)
          Increase (decrease) in accounts payable and other liabilities         2,504        (1,082)
          Increase in deferred income                                             294           671
          Other, net                                                              (37)           --
                                                                          -----------    ----------
              Net cash provided by operating activities                        21,757        23,215
                                                                          -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate investments                                       (3,537)       (4,655)
    Additions to construction in progress                                      (6,132)      (10,426)
                                                                          -----------    ----------
              Net cash used in investing activities                            (9,669)      (15,081)
                                                                          -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                17,400        56,600
    Repayments on notes payable                                               (16,718)      (46,491)
    Note prepayment fees                                                           --           (95)
    Additions to deferred debt expense                                           (200)         (773)
    Proceeds from the issuance of common stock                                                   --
      and convertible limited partnership units
      in the Operating Partnership                                              8,211         3,059
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                                      (20,084)      (19,475)
                                                                          -----------    ----------
              Net cash used in financing activities                           (11,391)       (7,175)
                                                                          -----------    ----------

Net increase in cash                                                              697           959
Cash, beginning of period                                                         688            38
                                                                          -----------    ----------
Cash, end of period                                                       $     1,385    $      997
                                                                          ===========    ==========

The accompanying notes are an integral part of these statements.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   ORGANIZATION, FORMATION AND STRUCTURE


ORGANIZATION

     Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on September 10, 1993. The authorized capital stock of Saul Centers consists of 30,000,000 shares of common stock, having a par value of $0.01 per share and 1,000,000 shares of preferred stock. Each holder of common stock is entitled to one vote for each share held. Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the "Company". Saul Centers operates as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT").


FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, an office property and purchased a land parcel which it developed into a community shopping center. The Company is currently in the predevelopment and approval process of converting an under-performing shopping center to an industrial / warehouse use. Therefore, as of September 30, 1998, the Company's properties (the "Current Portfolio Properties") consisted of 29 operating shopping center properties (the "Shopping Centers"), a property planned to be converted to an industrial / warehouse facility (the "Industrial Property") and four predominantly office properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

     As a consequence of the transactions constituting the formation of the Company, Saul Centers serves as the sole general partner of the Operating Partnership and of Saul Subsidiary II Limited Partnership, while Saul QRS, Inc., Saul Centers' wholly owned subsidiary, serves as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 29 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 1997, no single shopping center accounted for more than 10.6% of the total shopping center gross leasable area. Only one retail tenant, Giant Food at 6.5%, accounted for more than 2.0% of total Company revenues. No other retail tenants represented more than 2.0% of total revenues for the year.


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

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


sum of an individual property's undiscounted expected future cash flows is less than its carrying amount, the Company's policy is to recognize an impairment loss measured by the amount the depreciated cost of the property exceeds its fair value. Fair value is calculated as the present value of expected future cash flows.

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Interest expense capitalized during the nine month periods ended September 30, 1998 and 1997, was $133,000 and $280,000, respectively.

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


ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at September 30, 1998 accounts receivable included $1,632,000, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $647,000 at September 30, 1998.


DEFERRED DEBT COSTS

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $486,000 at September 30, 1998.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


REVENUE RECOGNITION

     Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis, because of free rent periods or stepped increases (excluding those increases which approximate inflationary increases), income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent property operating expenses to be billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period the expenses are incurred. Percentage rental income is recognized in accordance with Emerging Issues Task Force ("EITF") 98-9, in the quarterly periods in which a tenant's year-to-date sales exceed an annual sales target. For periods prior to January 1, 1998, the Company recognized percentage rent monthly on an accrual basis using estimates of tenants' annual sales based upon prior year's sales results adjusted to give effect to current sales data.


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


PER SHARE DATA

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, that is, assuming the limited partners exercise their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 17,342,000 and 16,723,000, for the quarters and 17,124,000 and 16,655,000, for the nine months ended September 30, 1998 and 1997, respectively. Per share data relating to net income after minority interests is computed using weighted average shares of 12,691,000 and 12,330,000, for the quarters and 12,592,000 and 12,262,000, for the nine months ended September 30, 1998 and 1997, respectively.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.


MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization has a 26.9% limited partnership interest, represented by 4,686,000 convertible limited partnership units, in the Operating Partnership, as of September 30, 1998. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The impact of The Saul Organization's 26.9% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying financial statements.


DIRECTORS DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees to be earned subsequent to the election. A director has the option to have deferred director's fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares allocated to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. The Company has registered 70,000 shares for use under the plan, all of which were authorized at September 30, 1998. As of September 30, 1998, 49,000 shares had been credited to the directors' deferred fee accounts.


NEW ACCOUNTING PRONOUNCEMENTS

  In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. The Company adopted this standard in the first quarter of 1998. The Company had no comprehensive income during the nine month period ended September 30, 1998.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


  In September 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Adoption of the new standard is required for the December 1998 financial statements. Because SFAS 131 addresses only disclosure-related issues, its adoption will not have an impact on the Company's financial condition or its results of operations.


CHANGE IN ACCOUNTING METHOD

     On May 21, 1998, the EITF discussed Issue 98-9 "Accounting for Contingent Rent In Interim Financial Periods" and reached a consensus that lessors should defer the accounting recognition of contingent rent, such as percentage rent, until the specific tenant sales breakpoint is achieved. The Company's prior accounting method, which was permitted under generally accepted accounting principles, recognized percentage rent when a tenant's achievement of its sales breakpoint was considered probable. This EITF consensus was implemented retroactively to January 1, 1998, as a change in accounting method. The new accounting method is not expected to affect the amount of percentage rent income reported on an annual basis, but is expected to have an impact on the recognition of percentage rent income reported on a quarterly basis by increasing revenues the Company reports in the first and fourth quarters and decreasing revenues reported in the second and third quarters. The change in accounting method has no impact on the Company's cash flows. The comparative three month and nine month period financial statements ending September 30, 1997 have not been restated. Had the accounting method been retroactively applied, net income for the three month and nine month periods ended September 30, 1997, would have been $2,376,000 and $6,922,000, respectively.


3.   CONSTRUCTION IN PROGRESS

     Construction in progress includes the costs of redeveloping the French Market and Beacon shopping centers, the development of approximately 27,000 square feet at Avenel Business Park and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 1998 and December 31, 1997 are as follows:

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Construction in Progress
     ------------------------
          (In thousands)                        September 30, 1998     December 31, 1997
                                                ------------------     -----------------
     French Market............................             $  921                   $807
     Beacon Center............................              2,988                    153
     Avenel Business Park V...................              2,358                      -
     Shops At Fairfax.........................                350                      -
     Other....................................                  -                     14
                                                           ------                   ----
     Total....................................             $6,617                   $974
                                                           ======                   ====


4.    NOTES PAYABLE


     Notes payable totaled $288.8 million at September 30, 1998, of which $273.8 million (94.8%) was fixed rate debt and $15.0 million (5.2%) was floating rate debt.

     As of September 30, 1998, the Company had a $60 million unsecured revolving credit facility with outstanding borrowings of $15.0 million and additional borrowing availability of $45.0 million. The facility requires monthly interest payments at a rate of LIBOR plus 1.5%.

     In September 1998, the Company closed a $6.4 million permanent loan to replace the variable rate loan assumed with the April 1, 1998 acquisition of Avenel IV and to finance the construction of approximately 27,000 square feet of additional office / flex space at Avenel Business Park (Avenel V). The new loan term is 13 years and requires monthly principal and interest payments based upon a 25 year amortization schedule and an interest rate of 7.09% . The Company recorded an extraordinary loss of $50,000 due to the early retirement of the variable rate loan.

     As of September 30, 1998, the scheduled maturities of all debt for years ending December 31, were as follows:


     Debt Maturity Schedule
     ----------------------
         (In thousands)
     October 1 through December 31, 1998...........   $  1,188
     1999..........................................      5,256
     2000..........................................     20,648
     2001..........................................      6,057
     2002..........................................      3,539
     2003..........................................      6,215
     Thereafter....................................    245,909
                                                      --------
     Total.........................................   $288,812
                                                      ========

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.    SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

     These financial statements are prepared in conformity with generally accepted accounting principles and accordingly do not report the current value of the Company's real estate assets. The Shareholders' Equity reported on the Consolidated Balance Sheets does not reflect any increase in the value resulting from the difference between the current value and the net book value of the Company's assets. Therefore, Shareholder's Equity reported on the Consolidated Balance Sheets does not reflect the market value of stockholders' investment in the Company.

     The Consolidated Statement of Operations for the three months ended September 30, 1998 includes a charge for minority interests of $1,827,000 consisting of $1,177,000 related to The Saul Organization's share of the net income for the 1998 quarter and $650,000 related to distributions to minority interests in excess of allocated net income for the 1998 quarter. The charge for the three month period ended September 30, 1997 of $1,715,000 consists of $1,149,000 related to The Saul Organization's share of net income for the 1997 quarter, and $566,000 related to distributions to minority interests in excess of allocated net income for the 1997 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers" and, together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner, the "Company") as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998.

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

  Management believes that the Company's current capital resources, which includes the Company's credit line of which $45,000,000 was available for borrowing as of September 30, 1998, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

  For the third quarter of 1998, the Company reported Funds From Operations ("FFO") of $7,267,000. This represents an 8.2% increase over the comparable 1997 period's FFO of $6,717,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary and nonrecurring items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
------------------------------
         (In thousands)
                                                                For the Quarters Ended September 30,
                                                                ------------------------------------
                                                                    1998                   1997
                                                                ------------          --------------
Net income before minority interests..........................        $4,377                  $4,381
  Add:
     Depreciation and amortization of real property...........         2,840                   2,626
     Debt restructuring losses:
       Write-off unamortized loan costs.......................            50                       -
                                                                      ------                  ------
                                                                       7,267                   7,007
     Retroactive impact of change in accounting method (1)...              -                    -290
                                                                      ------                  ------
Funds From Operations........................................         $7,267                  $6,717
                                                                      ======                  ======

                                                             For the Nine Months Ended September 30,
                                                             ---------------------------------------
                                                                  1998                     1997
                                                             ---------------          --------------
Net income before minority
 interests.................................                          $12,595                 $12,472
  Add:
    Depreciation and amortization of real property.........            8,488                   7,831
    Nonrecurring item:
      Change in accounting method..........................              771                       -
    Debt restructuring losses:
      Write-off unamortized loan costs.....................               50                     369
                                                                     -------                 -------
                                                                      21,904                  20,672
    Retroactive impact of change in accounting method (1)..                -                    (409)
                                                                     -------                 -------
Funds From Operations......................................          $21,904                 $20,263
                                                                     =======                 =======

(1) Retroactive to January 1, 1998, the Company began recognition of percentage rental income in accordance with a new accounting pronouncement. The 1997 third quarter and nine month period, FFO amounts previously reported have been reduced $290,000 and $409,000, respectively, to provide comparability.

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

  Cash flow from operating activities, financing activities and investing activities for the nine months ended September 30, 1998 are as follows:



Cash Flow provided by (used in):
--------------------------------
       (In thousands)
                                                                     1998                   1997
                                                                  ------------          --------------
  Operating activities........................................      $ 21,757                $ 23,215
  Investing activities........................................        (9,669)                (15,081)
  Financing activities........................................       (11,391)                 (7,175)


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

  The Company's total notes payable as of September 30, 1998 were $288.8 million and have a weighted average maturity of 12.9 years and a weighted average interest rate of 7.88%. Approximately $273.8 million or 94.8% of total notes payable is fixed rate debt. As of September 30, 1998, outstanding borrowings under the Company's $60 million unsecured line of credit totaled $15.0 million, leaving $45.0 million of uncommitted credit availability. This availability provides the Company with capital to pursue new redevelopment, renovation, and expansion opportunities within its portfolio.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

  The Company has been selectively involved in redevelopment, renovation and acquisition opportunities. It continues to evaluate land parcels for development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its redevelopment activities at French Market, Beacon Center and Shops at Fairfax.

  In February 1998, the Company commenced construction on a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. The Company successfully negotiated the termination of a below market lease in the fourth quarter of 1997. Construction of the first two new tenant spaces, a 40,000 square foot Bed, Bath and Beyond and an 8,000 square foot Lakeshore Learning, a children's educational toy store, was completed in May 1998, with these stores now open for business. Another 8,300 square feet occupied by BridesMart, a formal wear retailer, was completed in September 1998, with the remaining 46,000 square feet under active leasing negotiations. The redevelopment included a complete facade renovation of the 103,000 square foot building which incorporates new anchor tenant architectural features, new storefronts, tenant signage and decorative awnings.

  The Company has signed a lease with Lowe's Companies for a new 148,000 square foot home improvement superstore and garden center at the Beacon Center in Alexandria, Virginia. The lease has an initial term of twenty years. The area leased by Lowe's consists of approximately 100,000 square feet of existing space and 48,000 square feet of new building area. The enclosed mall area has been demolished, and Lowe's will occupy a newly constructed building, scheduled for opening in mid-1999. The center's other anchor tenants include Giant, Marshalls and Office Depot, with a complement of small shop space and restaurants. The 350,000 square feet Beacon Center is now over 99% leased. In addition to the new home improvement store, 8,000 square feet of new small shop space has been constructed adjacent to Lowe's and Giant. The new small shop space will be occupied by tenants in November 1998.

  The Company commenced another significant redevelopment when it signed a lease with SuperFresh for a new 53,000 square foot grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A portion of the shopping center which includes a small enclosed mall will be demolished. SuperFresh will occupy a new building, with construction projected to be completed in the fall of 1999. An additional 7,500 square feet of shop space will be constructed adjacent to the supermarket. Redevelopment plans also include new landscaping and a more efficient parking scheme, which should enhance the property as a desirable neighborhood shopping center. Subject to final governmental approvals, construction is projected to commence by December 1998.

  On April 1, 1998, the Company purchased, through its operating partnership, a newly constructed, 100% leased office/flex building (Avenel IV) located adjacent to its Avenel Business Park (Phases I-III) in Gaithersburg, Maryland. Avenel IV contains 46,227 square feet of net leasable area, which has increased the Company's Avenel Business Park by 16%, to 332,000 square feet. An independent appraisal determined the purchase price of $5,600,000. Payment consisted of $3,657,000 in debt assumption, with the balance paid through the issuance of 105,922 new units in Saul Centers' operating partnership. The seller is a member of The Saul Organization and is an existing limited partner in the operating partnership.

  In July 1998, the Company began construction of approximately 27,000 square feet of additional office / flex space at Avenel Business Park on excess land that it owns. This new project will be named Avenel V and is scheduled to be completed during December 1998. Leases are pending for over 60% of this newly developed space. In September 1998, the Company closed a $6.4 million permanent loan for this development and to repay the variable rate debt assumed with the April 1, 1998 acquisition described above. The new loan term is 13 years and requires monthly principal and interest payments based upon a 25 year
amortization schedule and an interest rate of 7.09% .    Excluding this new
development, Avenel Business Park (phases I-IV) is currently over 95% leased.

Portfolio Leasing Status
------------------------

  As of September 30, 1998, the portfolio was located in seven states and the District of Columbia and consisted of twenty nine Shopping Centers, four Office Properties and one former shopping center the Company plans to convert into an industrial / warehouse use, the Industrial Property. At September 30, 1998, the Shopping Centers were 93% leased compared to 92% leased at September 30, 1997. The Office Properties were 96% leased at September 30, 1998 compared to 94% leased as of September 30, 1997. In total, the Company's 5.9 million square feet of leasable space was 90% leased at September 30, 1998 and September 30, 1997.

RESULTS OF OPERATIONS

  The following discussion compares the results of the Company for the three month and nine month periods ended September 30, 1998 and 1997, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.


Three Months Ended September 30, 1998 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1997
------------------

  Revenues for the three month period ended September 30, 1998 (the "1998 Quarter"), totaled $17,650,000 compared to $17,145,000 for the comparable quarter in 1997 (the "1997 Quarter"). Had the Company retroactively applied the change in accounting method required by EITF 98-9, total revenues for the 1997 Quarter would have been $16,855,000. The 1998 Quarter's increase would have been $795,000 (4.7%).

  Base rent was $14,044,000 for the 1998 Quarter, compared to $13,102,000 for the 1997 Quarter, representing an increase of $942,000 (7.2%). The increase in base rent resulted primarily from new leases at Seven Corners, Ravenwood and Avenel IV for the 1998 Quarter that were not present during the 1997 Quarter.

  Expense recoveries were $2,625,000 for the 1998 Quarter compared to $2,326,000 for the comparable 1997 Quarter, representing an increase of $299,000 (12.9%). Recovery income increased primarily as a result of new leases in place during 1998 at Seven Corners, Beacon Center, Southside and Avenel IV.

  Percentage rent was $588,000 in the 1998 Quarter, compared to $765,000 in the 1997 Quarter. Had the Company retroactively applied the change in accounting method required by EITF 98-9, percentage rent for the 1997 Quarter would have been $475,000. The 1998 Quarter's increase would have been $113,000 (23.8%).

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $393,000 in the 1998 Quarter, compared to $952,000 in the 1997 Quarter, representing a decrease of $559,000 (58.7%). The decrease in other income resulted primarily from lease termination payments collected at Seven Corners, Lexington Mall and Beacon Center during the 1997 Quarter.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, decreased $27,000 (1.3%) to $2,016,000 in the 1998 Quarter from $2,043,000 in the 1997
Quarter. The expense decrease resulted in part from reduced property payroll expense due to the elimination of maintenance positions associated with former shopping mall space converted into strip shopping area and reduced legal expenses connected with collections of tenant receivables.

  The provision for credit losses decreased $40,000 (24.5%) to $123,000 in the 1998 Quarter from $163,000 in the 1997 Quarter.

  Real estate taxes decreased $18,000 (1.1%) to $1,577,000 in the 1998 Quarter from $1,595,000 in the 1997 Quarter.

  Interest expense of $5,696,000 for the 1998 Quarter represented an increase of $739,000 (14.9 %) over $4,957,000 reported for the 1997 Quarter. This increase is primarily attributable to higher interest rates resulting from the Company's October 1, 1997 refinancing and conversion of approximately $147.0 million of its mortgage debt from interest rate capped floating rate loans to longer term, fixed rate loans. New debt associated with the acquisition of Avenel IV on April 1, 1998 also added approximately $70,000 to interest expense in the 1998 Quarter.

     Amortization of deferred debt expense decreased $436,000 (80.4%) to $106,000 in the 1998 Quarter from $542,000 in the 1997 Quarter. The decrease in the 1998 Quarter's expense resulted from the elimination of amortization on interest rate protection agreements with notional values of $162.8 million sold during the fourth quarter of 1997, and reduced loan cost amortization because new debt costs related to October 1, 1997 refinancings are being amortized over a longer term than the debt costs they replaced.

     Depreciation and amortization expense increased $214,000 (8.1%) from $2,626,000 in the 1997 Quarter to $2,840,000 in the 1998 Quarter, primarily as a result of depreciation attributable to recently completed redevelopments and renovations.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $865,000 for the 1998 Quarter, an increase of $27,000 (3.2%) over the 1997 Quarter.

  Extraordinary item, loss on early extinguishment of debt, was $50,000 for the 1998 Quarter resulting from the write-off of unamortized loan costs when the Company refinanced its Avenel IV loan in September 1998. No such item occurred during the 1997 Period.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1997
----

  Revenues for the nine month period ended September 30, 1998 (the "1998 Period"), totaled $52,483,000 compared to $50,331,000 for the comparable period in 1997 (the "1997 Period"). Had the Company retroactively applied the change in accounting method required by EITF 98-9, total revenues for the 1997 Period would have been $49,922,000. The 1998 Period's increase would have been $2,561,000 (5.1%).

  Base rent was $41,505,000 for the 1998 Period compared to $38,560,000 for the 1997 Period, representing an increase of $2,945,000 (7.6%). The increase in base rent resulted primarily from new leases at Seven Corners, Ravenwood and Avenel IV for the 1998 Period that were not present during the 1997 Period.

  Expense recoveries were $7,339,000 for the 1998 Period compared to $6,884,000 for the comparable 1997 Period, representing an increase of $455,000 (6.6%). Recovery income increased primarily as a result of new leases in place during 1998 at Seven Corners, Beacon Center, Southside and Avenel IV.

  Percentage rent was $1,995,000 in the 1998 Period compared to $2,202,000 in the 1997 Period. Had the Company retroactively applied the change in accounting method required by EITF 98-9, percentage rent for the 1997 Period would have been $1,793,000. The 1998 Period's increase would have been $202,000 (11.3%).

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $1,644,000 in the 1998 Period, compared to $2,685,000 in the 1997 Period, representing a decrease of $1,041,000 (38.8%). The decrease in other income resulted primarily from lease termination payments collected at Seven Corners, Lexington Mall and Beacon Center during the 1997 Period.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, decreased $177,000 (2.9%) to $5,902,000 in the 1998 Period from $6,079,000 in the 1997
Period. The expense decrease resulted in part from reduced property payroll expense due to the elimination of maintenance positions associated with former shopping mall space converted into strip shopping area and reduced legal expenses connected with collections of tenant receivables.

  The provision for credit losses decreased $62,000 (18.4%) to $275,000 in the 1998 Period from $337,000 in the 1997 Period.

  Real estate taxes decreased $2,000 (0.1%) to $4,563,000 in the 1998 Period from $4,565,000 in the 1997 Period.

  Interest expense of $16,972,000 for the 1998 Period represented an increase of $2,361,000 (16.2 %) over $14,611,000 reported for the 1997 Period. This increase is primarily attributable to higher interest rates resulting from the Company's October 1, 1997 refinancing and conversion of approximately
$147.0 million of its mortgage debt from interest rate capped floating rate loans to longer term, fixed rate loans. New debt associated with the acquisition of Avenel IV on April 1, 1998 also added approximately $140,000 to interest expense in the 1998 Period.

     Amortization of deferred debt expense decreased $1,313,000 (80.7%) to $315,000 in the 1998 Period from $1,628,000 in the 1997 Period. The decrease in the 1998 Period's expense resulted from the elimination of amortization on interest rate protection agreements with notional values of $162.8 million sold during the fourth quarter of 1997, and reduced loan cost amortization because new debt costs related to October 1, 1997 refinancings are being amortized over a longer term than the debt costs they replaced.

     Depreciation and amortization expense increased $657,000 (8.4%) from $7,831,000 in the 1997 Period to $8,488,000 in the 1998 Period, primarily as a result of depreciation attributable to recently completed redevelopments and renovations.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $2,552,000 for the 1998 Period, an increase of $113,000 (4.6%) over the 1997 Period.

  Extraordinary item, loss on early extinguishment of debt, was $50,000 for the 1998 Period versus $369,000 for the 1997 Period, resulting from the write-off of unamortized loan costs when the Company refinanced portions of its loan portfolio in September 1998 and January 1997.

  Cumulative effect of change in accounting method was $771,000 for the 1998 Period, resulting from the implementation of EITF 98-9 "Accounting for Contingent Rent" retroactive to January 1, 1998. No such item occurred during the 1997 Period.


Year 2000 Issue
---------------

    The year 2000 issue relates to whether computer systems will properly recognize date sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the year 2000 issue relates to whether non-Information Technology (IT) systems that depend upon embedded electronic technology will recognize the year 2000.
Systems that do not properly recognize such information could generate erroneous information or fail.

    In 1995, the Company contracted to replace virtually all of its management information and accounting systems and install a local area network (LAN). One of the selection criteria of the new software and hardware was that they be fully year 2000 compliant. The new LAN and management and accounting information systems have been installed . Therefore, the Company's management information and accounting systems are fully year 2000 compliant. As a result of its efforts, the Company does not expect to incur any additional expense for its information systems related to the year 2000 issue.

    The Company's property management staff has conducted a comprehensive review of its non-IT systems at its shopping centers and office buildings to determine whether any computer hardware and software in mechanical systems (i.e. escalators, elevators, security, heating, ventilating and air conditioning systems, etc.) are not year 2000 compliant. Management expects repairs and replacements required to make its non-IT systems year 2000 compliant will cost less than $100,000 and will be completed prior to July 1999.

    The Company believes there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own year 2000 exposure. It is very difficult to identify "the most reasonably likely worst case scenario" at this time. The Company's potential exposure is wide spread; however there is no known major direct exposure. The Company believes that the most likely worst case exposure is at this indirect level where vendors and tenants fail to perform their obligations to the Company. For example, the Company believes it is possible that certain tenants' information systems may fail, which may delay the payment of rents. To help minimize this risk, the Company plans to send a letter to each tenant prior to January 1, 1999 advising the tenant that rent payments due January 1, 2000 must be paid on-time. These reminders will be sent twice again later in 1999. The Company's leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent, regardless of the tenant's year 2000 exposure.
While it is not possible at this time to determine the likely impact of these potential problems, the Company will continue to evaluate these areas and develop contingency plans, as appropriate.

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

           (l) Deed of Trust, Assignment of Rents, and Security Agreement dated as of September 9, 1994 by and between Saul Holdings Limited Partnership and Ameribanc Savings Bank, FSB as filed as Exhibit 10.(t) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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



                                SAUL CENTERS, INC.
                                (Registrant)


 Date:   November 13, 1998      /s/ Philip D. Caraci
         -----------------      --------------------
                                Philip D. Caraci, President



 Date:   November 13, 1998      /s/ Scott V. Schneider
         -----------------      ----------------------
                                Scott V. Schneider
                                Senior Vice President, Chief Financial Officer