Form 10-K405
period 1998-12-31
SAUL CENTERS INC
filed 1999-03-29
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

       (Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 ---
       EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ________________

                        Commission File number 1-12254

                           SAUL CENTERS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               MARYLAND                                   52-1833074
               --------                                   ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


          8401 CONNECTICUT AVENUE
           CHEVY CHASE, MARYLAND                            20815
           ---------------------                            -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (301) 986-6200
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
          Title of each class                               registered
          -------------------                               ----------

     COMMON STOCK, PAR VALUE $0.01 PER SHARE          NEW YORK STOCK EXCHANGE
     ---------------------------------------          -----------------------
Securities registered pursuant to Section 12(g) of the Act:

               N/A
               ---
                               (Title of class)
                               ----------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ____
    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

     The number of shares of Common Stock, $0.01 par value, outstanding as of February 19, 1999 was 12,956,670.

                               TABLE OF CONTENTS
                               -----------------

                                  PART I                                          PAGE NUMBERS
                                                                                  ------------
Item 1.        Business                                                                 3

Item 2.        Properties                                                               9

Item 3.        Legal Proceedings                                                       13

Item 4.        Submission of Matters to a Vote of Security Holders                     13

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                                     13

Item 6.        Selected Financial Data                                                 14

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               16

Item 8.        Financial Statements and Supplementary Data                             23

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                     23

                                   PART III

Item 10.       Directors and Executive Officers of the Registrant                      24

Item 11.       Executive Compensation                                                  24

Item 12.       Security Ownership of Certain Beneficial Owners and Management          24

Item 13.       Certain Relationships and Related Transactions                          24

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K         25


                         FINANCIAL STATEMENT SCHEDULE

Schedule III.  Real Estate and Accumulated Depreciation                              F-18

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

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, an office property and purchased a land parcel which it developed into a neighborhood shopping center. The Company is currently in the predevelopment and approval process of converting an under-performing shopping center to an office/warehouse use. Therefore, as of December 31, 1998, the Company's properties (the "Current Portfolio Properties") consisted of 29 operating shopping center properties (the "Shopping Centers"), a property planned to be converted to an office/warehouse facility (the

     "Industrial Property") and four predominantly office properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

     As a consequence of the transactions constituting the formation of the Company, Saul Centers serves as the sole general partner of the Operating Partnership and of Saul Subsidiary II Limited Partnership, while Saul QRS, Inc., Saul Centers' wholly owned subsidiary, serves as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100 % of the Current Portfolio Properties.

     Saul Centers operates as a real estate investment trust under the Internal
Revenue Code of 1986, as amended (a "REIT").   Saul Centers generally will not
be subject to federal income tax, provided it annually distributes at least 95 % of its real estate investment trust taxable income to its stockholders and meets certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders.

     The Company's principal business activity is the ownership, management and development of income-producing properties. The Company's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate.

Management of the Current Portfolio Properties
----------------------------------------------

     The Partnerships manage the Current Portfolio Properties and will manage any subsequently acquired properties. The Management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Partnerships provide each property with a fully integrated property management capability, with approximately 50 employees and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners' communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

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

Principal Offices
-----------------

     The principal offices of the Company are located at 8401 Connecticut Avenue, Chevy Chase, Maryland 20815, and the Company's telephone number is (301) 986-6200.

Operating Strategies
--------------------

     The Company's primary operating strategy is to focus on its community and neighborhood shopping center business and to operate its properties to achieve both cash flow growth and capital appreciation. Community and neighborhood shopping centers typically provide reliable cash flow and steady long-term growth potential. Management intends to actively manage its property portfolio by engaging in strategic leasing activities, tenant selection, lease negotiation and shopping center expansion and reconfiguration. The Company seeks to optimize tenant mix by selecting tenants for its shopping centers that provide a broad spectrum of goods and services, consistent with the role of community and neighborhood shopping centers as the source for day-to-day necessities. Management believes that such a synergistic tenanting approach results in increased cash flow from existing tenants by providing the Shopping Centers with consistent traffic and a desirable mix of shoppers, resulting in increased sales and, therefore, increased cash flows.

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

     The Company will also seek growth opportunities in its Washington, D.C. metropolitan area office portfolio, primarily through development and redevelopment. Management also intends to negotiate lease renewals or to re-lease available space in the Office Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value .

     It is management's intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 1997 and 1998, the Company was involved in predevelopment and/or development of twelve of its properties. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

     Management also believes that opportunities exist for investment in new office properties. It is management's view that several of the office sub-markets in which the Company operates have very attractive supply/demand characteristics. The Company will continue to evaluate new office development and redevelopment as an integral part of its overall business plan.

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

     Although it is management's present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Mid-Atlantic region, the Company may, in the future, also acquire other types of real estate in other regions of the country.

Capital Strategies
------------------

     As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50 % or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties' aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's total debt to asset value as of December 31, 1998 remains less than 50%.

     The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company's debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company Portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company's debt capitalization policy based on such a reevaluation and consequently, may increase or decrease the Company's debt ratio above or below 50 %. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources --Borrowing Capacity."

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

Employees
---------

     As of February 20, 1999, the Company employed approximately 50 persons, including six full-time leasing officers. None of the Company's employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Current Developments
--------------------

     A significant enhancement to the Company's sustained historical internal growth in shopping centers has been its continuing program of renovation, redevelopment and expansion activities. These development activities serve to position the Company's centers as architecturally consistent with the times in terms of facade image, site improvements and flexibility to accommodate tenant size requirements and merchandising evolution.

     In February 1998, the Company commenced construction on a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. The Company successfully negotiated the termination of a below market Venture lease in the fourth quarter of 1997. Construction and retenanting of the first three new spaces, a 41,000 square foot Bed, Bath and Beyond, an 8,000 square foot Lakeshore Learning, a children's educational toy store and an 8,000 square foot BridesMart formal wear retailer were completed in 1998. The Company is conducting negotiations with prospective tenants for the remaining 38,000 square feet. The redevelopment included a complete facade renovation of the 103,000 square foot building which incorporates new anchor tenant architectural features, new storefronts, tenant signage and decorative awnings.

     The Company has signed a lease with Lowe's Companies for a new 148,000 square foot home improvement superstore and garden center at the Beacon Center in Alexandria, Virginia. The lease has an initial term of twenty years. The area leased by Lowe's consists of approximately 100,000 square feet of existing space and 48,000 square feet of new building area. Beacon Center's central enclosed mall area was demolished and construction commenced on the Lowe's store, scheduled to open in the summer of 1999. The center's other tenants include anchors Giant Food, Marshalls and Office Depot, with a complement of small shop space and restaurants. The 350,000 square feet Beacon Center is now over 99% leased. In addition to the new home improvement store, 8,000 square feet of new small shop space adjacent to Lowe's and Giant has been constructed and is fully occupied.

     The Company commenced another significant redevelopment during 1998 when it signed a lease with SuperFresh for a new 53,000 square foot grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A portion of the shopping center which includes a small enclosed mall was demolished to allow SuperFresh to occupy a new building, with construction projected to be completed in the fall of 1999. An additional 7,500 square feet of shop space will be constructed adjacent to the supermarket. The facade of the adjacent Boulevard shopping center, also owned by the Company, is being renovated and modernized. This renovation was driven by a new 12,000 square foot lease with Party City, which replaced a previous lease with below market rents. Redevelopment plans also include new landscaping and a more efficient parking scheme, which should enhance the property as a desirable neighborhood shopping center.

     Office development and acquisition activities were an integral part of the Company's focus during 1998, and substantial efforts in this area will continue throughout 1999. In February 1999, the Company announced that it will develop a new 230,000 square foot Class A mixed-use office / retail complex on North Washington Street in historic Old Town Alexandria in Northern Virginia. This project will be developed on Alexandria's main street, on a 2 acre site which the Company owns, formerly the location of a 41,500 square foot Mastercraft furniture store. Construction commenced in February, with delivery of the project scheduled for the summer of 2000. Two twin four-story buildings will feature a brick and cast stone exterior facade with a glass curtain wall overlooking a spacious courtyard. Amenities will include 3-story atrium lobbies, a fitness center, concierge service, a 600 space parking structure and the latest computerized energy management system. The street level will have 45,000 square feet of retail space. Office space will total 185,000 square feet, with the top floor containing walk-out terraces.

     On April 1, 1998, the Company purchased, through its operating partnership, a newly constructed, 100% leased office / flex building (Avenel IV) located adjacent to its Avenel Business Park (Phases I-III) in Gaithersburg, Maryland. Avenel IV contains 46,227 square feet of net leasable area, which increased the Company's Avenel Business Park by 16%, to 332,000 square feet. An independent appraisal determined the purchase price of $5,600,000. The seller is a member of The Saul Organization and is an existing limited partner in the operating partnership.

     In July 1998, the Company began development of approximately 27,000 square feet of additional office / flex space at Avenel Business Park on excess land that it owns. Construction of this new project (Avenel V) was substantially completed during January 1999. Approximately 25% of the space is leased, while leases are in negotiation for a substantial portion of the remaining newly developed space. Excluding this new development, Avenel Business Park (Phases I-IV) is currently over 94% leased.

Financial Information
---------------------

     In 1998, the Company reported Funds From Operations (FFO) of $29,768,000 on a fully converted basis. This represents a 7.7% increase over 1997 FFO of $27,637,000. The FFO increase resulted primarily from increased base rents from stabilizing redevelopments and decreases in operating expenses resulting from aggressive asset management. The following table represents a reconciliation from net income before minority interests to FFO:

                                                                            For the Years Ended December 31,
(Dollars in thousands)                                                  1998              1997             1996
---------------------                                                   ----              ----             ----
Net income before minority interests                                 $  16,369         $  9,406          $ 12,703
Add:
   Depreciation and amortization of real property                       12,578           10,642            10,860
   Debt restructuring losses:
          Disposition of interest rate protection agreements                 -            4,392               972
          Write-off of unamortized loan costs                               50            3,197               587
                                                                     ---------         --------          --------
                                                                        28,997           27,637            25,122
   Retroactive impact of change in accounting method/1/                    771                -                 -
                                                                     ---------         --------          --------

Funds From Operations/2/                                             $  29,768         $ 27,637          $ 25,122
                                                                     =========         ========          ========

_______________________

/1/ Retroactive to January 1, 1998, the Company began recognition of percentage rental income in accordance with a new accounting pronouncement.

/2/ FFO, as defined by the National Association of Real Estate Investment Trusts, is calculated as net income excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

     Cash flow from operating activities, financing activities and investing activities are as follows:

Cash Flow provided by (used in):
-------------------------------
(Dollars in thousands)                                                      For the Years Ended December 31,
                                                                         1998             1997           1996
                                                                         ----             ----           ----
Operating activities                                                  $ 29,686         $ 28,936        $ 29,677

Investing activities                                                   -14,776          -16,094          -8,035

Financing activities                                                   -13,203          -12,192         -22,278

ITEM 2.  PROPERTIES

Overview
--------

     The Company is the owner and operator of a real estate portfolio of 34 properties totaling approximately 5.9 million square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 29 neighborhood and community Shopping Centers, four Office Properties and one Industrial Property, totaling approximately 5.0,
0.7 and 0.2 million square feet of GLA, respectively. With the exception of four Shopping Center properties and one Office Property purchased or developed during the past four years, the Company Portfolio consists of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See "Business--Operating Strategies" and "Business--Capital Strategies."

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

     The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. Based upon census data, the average estimated population within a three- and five-mile radius of the Shopping Centers is approximately 110,000 and 256,000, respectively. The average household income within a three and five-mile radius of the Shopping Centers is $59,000 and $60,000, respectively, compared to a national average of $51,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that any significant numbers of competing centers will be developed in the future.

     The Shopping Centers range in size from 5,000 to 568,000 square feet of GLA, with seven in excess of 300,000 square feet, and a weighted average of approximately 172,000 square feet. A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 29 Shopping Centers are anchored by a grocery store, and offer primarily day-to-day necessities and services. As of February 1999, no single Shopping Center accounted for more than 11.5 % of the total Shopping Center GLA. Only the United States General Services Administration and one Shopping Center tenant, Giant Food, individually accounted for more than 2.0 % of the Company's total revenues for the year ending December 31, 1998.

The Office Properties
---------------------

     The four Office Properties are all located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 714,000 square feet, composed of 673,000 and 41,000 square feet of office and retail space, respectively. The Office Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. As a consequence, management believes that the Office Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.

     601 Pennsylvania Ave. is a nine-story, Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime downtown location. Van Ness Square is a six-story office/retail building rebuilt in 1990. Van Ness Square is located in a highly developed commercial area of Northwest Washington, D.C. which offers extensive retail and restaurant amenities. Management believes that the Washington, D.C. office market is one of the strongest and most stable leasing markets in the nation, with relatively low vacancy rates in comparison to other major metropolitan areas. It believes that the long-term stability of this market is attributable to the status of Washington, D.C. as the nation's capital and to the presence of the federal government, international agencies, and an expanding private sector job market. Avenel Business Park (Phases I-III) is a research park located in a Maryland suburb of Washington, D.C. On April 1 1998, the Company purchased Avenel IV, a newly constructed and 100% leased office / flex building located adjacent to Avenel Phases I-III. Two additional buildings (Avenel V) were completed in January 1999. The combined business park consists of eleven one-story buildings built in five phases which were completed in 1981, 1985, 1989, 1998 and 1999. Management believes that, due to its desirable location, the high quality of the property and the relative scarcity of research and development space in its immediate area, Avenel should continue to attract and retain desirable tenants in the future.

The Industrial Property
-----------------------

     The Industrial Property, Crosstown Business Center, is a 197,135 square foot warehouse and flex office complex located in Tulsa, Oklahoma. The Company is capitalizing on the property's close proximity to Tulsa's international airport and complimentary facilities by converting the former strip shopping center into a use more suitable to the property's location and physical layout.

     The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

                               Saul Centers, Inc
                   Schedule of Current Portfolio Properties
                               December 31, 1998

                                                                        Leasable                Year
                                                                          Area               Developed            Land
                                                                         (Square            or Acquired           Area
                  Property                     Location                   Feet)             (Renovated)          (Acres)
           --------------------        ------------------------      ---------------      -----------------     ----------
Shopping Centers
----------------
           Ashburn Village             Ashburn, VA                           108,204            1994                  12.7
           Beacon Center          (a)  Alexandria, VA                        355,736      1972 (1993/1998)            32.3
           Belvedere                   Baltimore, MD                          54,941            1972                   4.8
           Boulevard                   Fairfax, VA                            56,578            1994                   5.0
           Clarendon                   Arlington, VA                           6,940            1973                   0.5
           Clarendon Station           Arlington, VA                           4,868            1996                   0.1
           Flagship Center             Rockville, MD                          21,500         1972, 1989                0.5
           French Market               Oklahoma City, OK                     211,668       1974 (1984/98)             13.8
           Germantown                  Germantown, MD                         26,241            1992                   2.7
           Giant                       Baltimore, MD                          70,040        1972 (1990)                5.0
           The Glen                    Lake Ridge, VA                        112,639            1994                  14.7
           Great Eastern               District Heights, MD                  255,448        1972 (1995)               23.9
           Hampshire Langley           Langley Park, MD                      134,425        1972 (1979)                9.9
           Leesburg Pike               Baileys Crossroads, VA                 97,888       1966 (1982/95)              9.4
           Lexington Mall              Lexington, KY                         315,747            1974                  30.0
           Lumberton                   Lumberton, NJ                         189,898       1975 (1992/96)             23.3
           North Washington            Alexandria, VA                         41,500            1973                   2.0
           Olney                       Olney, MD                              53,765        1975 (1990)                3.7
           Park Road Center            Washington, DC                        106,650        1973 (1993)                1.7
           Ravenwood                   Baltimore, MD                          87,750            1972                   8.0
           Seven Corners               Falls Church, VA                      567,994       1973 (1994-7)              31.6
           Shops at Fairfax       (a)  Fairfax, VA                            60,703      1975 (1993/1998)             6.7
                                        Percentage Leased
                  Property            Dec-98         Dec-97                         Anchor / Significant Tenants
           --------------------     ---------      ---------     ----------------------------------------------------------------
Shopping Centers
----------------
           Ashburn Village               100%            95%     Giant Food, Blockbuster
           Beacon Center                 100%            69%     Lowe's, Giant Food, Office Depot, Outback Steakhouse, Marshalls,
                                                                 Just For Feet, Hollywood Video, Hancock Fabrics
           Belvedere                     100%           100%     Food King
           Boulevard                      92%           100%     Danker Furniture, Petco, Party City
           Clarendon                     100%           100%
           Clarendon Station              78%           100%
           Flagship Center               100%           100%
           French Market                  65%            62%     Bed Bath & Beyond, Lakeshore Learning Center, Fleming Food, Furr's
                                                                 Cafeteria, BridesMart
           Germantown                    100%            92%
           Giant                         100%           100%     Giant Food
           The Glen                       97%           100%     Safeway Marketplace, CVS Pharmacy
           Great Eastern                  96%            89%     Giant Food, Pep Boys, Big Lots, Run N' Shoot
           Hampshire Langley             100%           100%     Safeway, McCrory
           Leesburg Pike                  93%           100%     Zany Brainy, CVS Pharmacy, Hollywood Video
           Lexington Mall                 91%            88%     Dillard's, Dawahares of Lexington, Fashion Shops, Rite Aid
           Lumberton                      89%            89%     SuperFresh, Rite Aid, Blockbuster, Mandee
           North Washington              100%           100%     Mastercraft Interiors
           Olney                          94%            92%     Rite Aid
           Park Road Center              100%           100%
           Ravenwood                     100%           100%     Giant Food
           Seven Corners                 100%            92%     Home Depot, Shoppers Club, Best Buy, Michaels,  Barnes & Noble,
                                                                 Ross Dress For Less, Centex Life Solutions, G Street Fabrics
           Shops at Fairfax              100%            65%     SuperFresh

            Saul Centers, Inc
Schedule of Current Portfolio Properties
            December 31, 1998


                                                                   Leasable                Year
                                                                     Area               Developed            Land
                                                                    (Square            or Acquired           Area
             Property                     Location                   Feet)             (Renovated)          (Acres)
      -----------------------     --------------------------    ----------------     -----------------    ------------
Shopping Centers  (continued)
-----------------------------
      Southdale                   Glen Burnie, MD                      479,749         1972 (1986)               39.6
      Southside Plaza             Richmond, VA                         352,964             1972                  32.8
      Sunshine City               Atlanta, GA                          167,591             1976                  14.6
      Thruway                     Winston-Salem, NC                    345,194         1972 (1997)               30.5
      Village Center              Centreville, VA                      142,881             1990                  17.2
      West Park                   Oklahoma City, OK                     77,810             1975                  11.2
      White Oak                   Silver Spring, MD                    480,156         1972 (1993)               28.4
                                                                ---------------                           ------------
                                     Total Shopping Centers          4,989,468                                  416.5
                                                                ---------------                           ------------

Office Properties
-----------------
      Avenel I-III                Gaithersburg, MD                     285,218          1981/85/89               28.2
      Avenel IV                   Gaithersburg, MD                      46,227 (b)         1998                   3.2
      601 Pennsylvania Ave        Washington, DC                       225,153         1973 (1986)                1.0
      Van Ness Square             Washington, DC                       157,697         1973 (1990)                1.2
                                                                ---------------                           ------------
                                Total Office Properties                714,295                                   33.6
                                                                ---------------                           ------------

Industrial Property
-------------------
                                                                ---------------                           ------------
      Crosstown             (c)   Tulsa, OK                            197,135             1975                  21.5
                                                                ---------------                           ------------

                                            Total Portfolio          5,900,898  SF                              471.6
                                                                ===============                           ============



                              Percentage Leased
       Property              Dec-1998    Dec-1997                             Anchor / Significant Tenants
   ---------------           --------    -------  ----------------------------------------------------------------------------------
Shopping Centers (continued)
----------------------------
      Southdale                100%         99%     Giant Food, Hechinger, Circuit City,  Kids R Us, Michaels, Marshalls, PetSmart,
                                                    Value City Furniture
      Southside Plaza           92%         92%     CVS Pharmacy, Community Pride Supermarket, Maxway
      Sunshine City            9.5%         88%     Bolton Furniture, MacFrugals, Pep Boys, The Emory Clinic
      Thruway                  9.5%         96%     Stein Mart, Harris Teeter, Fresh Market, Eckerd Drugs, Houlihan's, Borders
                                                    Books, Zany Brainy, Blockbuster, Bocock-Stroud
      Village Center            91%         87%     Giant Food
      West Park                 74%         66%     Homeland Stores
      White Oak                100%        100%     Giant Food, Sears, Rite Aid, Blockbuster
                             --------   -------
      Total Shopping Centers    95%         91%
                             --------   -------
Office Properties
------------------
      Avenel I-III              91%         99%   Quanta Systems, General Services Administration
      Avenel IV                100%          0%   Boston Biomedica, MicroAge
      601 Pennsylvania Ave     100%        100%   General Services Administration, Capital Grille
      Van Ness Square           96%         88%   United Mine Workers Pension Trust, Office Depot, Pier 1
                             --------   -------
      Total Office Properties   95%         97%
                             --------   -------

Industrial Property
-------------------
                             --------   -------
      Crosstown                  2%         20%
                             --------   -------

         Total Portfolio        92%         89%
                             ========   =======



            (a) Property is being redeveloped. Leasable area and percentage leased includes space leased and under development.
            (b) An additional 27,000 square feet of space at Avenel was under construction as of December 31, 1998.
            (c) Shopping center conversion - currently in approval and pre-development.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

     Saul Centers completed the Offerings on August 26, 1993. Shares of Common Stock were sold at an initial offering price of $20 per share and the net offering proceeds were used to acquire general partnership interests in the Operating Partnership and Subsidiary Partnerships, which hold the Portfolio Properties and the Management Functions. The shares are listed on the New York Stock Exchange under the symbol "BFS". The high and low sales prices for the Common Stock shares for each quarter of 1998 and 1997 were as follows:

                         Period                                    Share Price
                         ------                                    -----------
                                                             High              Low
                                                             ----              ---
     October 1, 1998 - December 31, 1998                  $  16 3/4         $  15  3/8
     July 1, 1998 - September 30, 1998                    $  18 3/16        $  15 3/16
     April 1, 1998 - June 30, 1998                        $ 18 15/16        $  17 3/16
     January 1, 1998 - March 31, 1998                     $ 18 15/16        $  17  3/8

     October 1, 1997 - December 31, 1997                  $ 19  3/8         $  16  1/4
     July 1, 1997 - September 30, 1997                    $ 19  1/8         $  16 3/16
     April 1, 1997 - June 30, 1997                        $ 17  1/4         $  15  1/8
     January 1, 1997 - March 31, 1997                     $ 17  3/8         $   15 1/2

     On February 19, 1999 the closing price was 15 1/8.

Holders
-------

     The approximate number of holders of record of the Common Stock was 550 as of February 19, 1999.

Dividends
---------

     Saul Centers was formed on June 10, 1993 and from that time through August 27, 1993, distributions were not paid to stockholders. Subsequent to its initial public offering, the Company has declared and paid regular quarterly distributions to its stockholders. The first distribution, in the amount of $0.15 per share for the partial quarter ended September 30, 1993, was paid on October 29, 1993 to stockholders of record as of October 15, 1993. This initial amount was based upon a full quarterly distribution of $0.39 per share. The Company paid four quarterly distributions in the amount of $0.39 per share, during each of the years ended December 31, 1998, 1997, 1996, 1995 and 1994, totaling $1.56 per share for each of these years, or an annual yield of 10.4% based on the closing price of the Common Stock on the New York Stock Exchange as of February 20, 1999. The Company has determined that 74.23% of the total $1.56 per share paid in calendar year 1998 represents currently taxable dividend income to the stockholders.

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

Saul Centers, Inc.

                            SELECTED FINANCIAL DATA

                     (In thousands, except per share data)

                                                                                                  Years Ended December 31,
                                                                              1998         1997       1996       1995       1994
                                                                            ---------   ---------   ---------  ---------  ---------
Operating Data:
--------------
  Total revenue..........................................................   $  70,583   $  67,717   $  64,023  $  61,469  $  57,397
  Operating expenses.....................................................      53,393      50,722      49,761     47,258     42,787
                                                                            ---------   ---------   ---------  ---------  ---------
  Operating income.......................................................      17,190      16,995      14,262     14,211     14,610
  Non-operating income (loss)
     Change in accounting method.........................................        (771)
     Sale of interest rate protection agreements.........................           -      (4,392)       (972)         -          -
                                                                            ---------   ---------   ---------  ---------  ---------
  Net income before extraordinary item and minority interests............      16,419      12,603      13,290     14,211     14,610
  Extraordinary item: Early extinguishment of debt.......................         (50)     (3,197)       (587)      (998)    (3,341)
                                                                            ---------   ---------   ---------  ---------  ---------
  Net income before minority interests...................................      16,369       9,406      12,703     13,213     11,269
  Minority interests.....................................................      (7,240)     (6,854)     (6,852)    (6,852)    (4,274)
                                                                            ---------   ---------   ---------  ---------  ---------
  Net income.............................................................   $   9,129   $   2,552    $  5,851  $   6,361  $   6,995
                                                                            =========   =========   =========  =========  =========

Per Share Data:
--------------
  Net income before extraordinary item and minority interests............   $    0.95   $    0.76   $    0.81  $    0.87  $    0.90
                                                                            =========   =========   =========  =========  =========
  Net income.............................................................   $    0.72   $    0.21    $   0.49  $    0.54  $    0.59
                                                                            =========   =========   =========  =========  =========
  Weighted average shares outstanding:
     Fully converted.....................................................      17,233      16,690      16,424     16,285     16,272
                                                                            =========   =========   =========  =========  =========
     Common stock........................................................      12,644      12,297      12,031     11,892     11,879
                                                                            =========   =========   =========  =========  =========

Dividends Paid:
--------------
     Cash dividends to common
        stockholders (1).................................................   $  19,621   $  19,063   $  18,669  $  18,531  $  18,531
                                                                            =========   =========   =========  =========  =========
     Cash dividends per share............................................   $    1.56   $    1.56   $    1.56  $    1.56  $    1.56
                                                                            =========   =========   =========  =========  =========

Balance Sheet Data:
------------------
  Income-producing properties
     (net of accumulated depreciation)...................................   $ 246,151   $ 242,653   $ 234,699  $ 229,425  $ 217,360
  Total assets...........................................................     271,034     260,942     263,495    269,407    259,041
  Total debt, including accrued interest.................................     291,576     286,072     273,731    273,979    248,681
  Total stockholders' equity (deficit)...................................     (37,284)    (38,054)    (26,361)   (16,735)    (4,564)

Other Data
----------
  Funds from operations  (2)
     Net income before minority interests................................   $  16,369   $   9,406   $  12,703  $  13,213  $  11,269
     Depreciation and amortization of real property......................      12,578      10,642      10,860     10,425      9,582
     Change in accounting method.........................................         771           -           -          -          -
     Debt restructuring losses:
        Sale of interest rate protection agreements......................           -       4,392         972          -          -
        Early extinguishment of debt.....................................          50       3,197         587        998      3,341
                                                                            ---------   ---------   ---------  ---------  ---------
  Funds from operations..................................................   $  29,768   $  27,637   $  25,122  $  24,636  $  24,192
                                                                            =========   =========   =========  =========  =========

  Cash flow provided by  (used in):
     Operating activities................................................   $ 29,686    $  28,936   $  29,677  $  25,055  $  23,811
     Investing activities................................................   $(14,776)   $ (16,094)  $  (8,035) $ (20,992) $ (43,487)
     Financing activities................................................   $(13,203)   $ (12,192)  $ (22,278) $  (4,416) $  17,948
====================================================================================================================================

  (1) By operation of the Company's dividend reinvestment plan, $6,364, $4,305 and $3,378, was reinvested in newly issued common stock during 1998, 1997 and 1996, respectively.

  (2) Funds From Operations (FFO) as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income excluding gains or losses from debt restructuring, sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion is based on the consolidated financial statements of the Company as of December 31, 1998 and for the year ended December 31, 1998. Prior year data is based on the Company's consolidated financial statements as of December 31, 1997 and 1996 and for the years ended December 31, 1997 and 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt service and loan repayments, expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 95 % of its "real estate investment trust taxable income," as defined in the Internal Revenue Code of 1986, as amended. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings.

     Management anticipates that during the coming year the Company may: 1) redevelop certain of the Shopping Centers, 2) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, 3) acquire existing neighborhood and community shopping centers and/or office properties and 4) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such property is expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line, construction financing, proceeds from the operation of the Company's dividend reinvestment plan or other external capital resources available to the Company.

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

     Management believes that the Company's current capital resources, including approximately $42,000,000 of the Company's credit line which was available for borrowing as of December 31, 1998, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

     In 1998, the Company reported Funds From Operations (FFO) of $29,768,000 on a fully converted basis. This represents a 7.7% increase over 1997 FFO of $27,637,000. The following table represents a reconciliation from net income before minority interests to FFO:

                                                                            For the Years Ended December 31,
(Dollars in thousands)                                                  1998              1997             1996
----------------------                                                  ----              ----             ----
Net income before minority interests                                  $16,369           $ 9,406          $12,703
Add:
   Depreciation and amortization of real property                      12,578            10,642           10,860
   Debt restructuring losses:
          Disposition of interest rate protection agreements                -             4,392              972
          Write-off of unamortized loan costs                              50             3,197              587
                                                                      -------           -------          -------
                                                                       28,997            27,637           25,122
   Retroactive impact of change in accounting method/1/                   771                 -                -
                                                                      -------           -------          -------

Funds From Operations/2/                                              $29,768           $27,637          $25,122
                                                                      =======           =======          =======

     Cash flow from operating activities, financing activities and investing activities are as follows:

Cash Flow provided by (used in):
-------------------------------
(Dollars in thousands)                             For the Years Ended December 31,
                                               1998              1997             1996
                                               ----              ----             ----
Operating activities                          29,686          $ 28,936         $ 29,677

Investing activities                         -14,776           -16,094           -8,035

Financing activities                         -13,203           -12,192          -22,278

____________________

/1/ Retroactive to January 1, 1998, the Company began recognition of percentage rental income in accordance with a new accounting pronouncement.

/2/ FFO, as defined by the National Association of Real Estate Investment Trusts, is calculated as net income excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

Capital Strategy and Financing Activity
---------------------------------------

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50 % or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50 % of total asset value.

     In April 1998, the Company purchased, through its operating partnership, 46,227 square feet of office/flex space known as Avenel IV. The $5,600,000 purchase price consisted of $3,657,000 in variable rate debt assumption, with the balance paid through the issuance of 105,922 new units in Saul Centers' operating partnership. In September 1998, the Company closed a $6.4 million permanent loan to repay the variable rate debt assumed with the April 1998 acquisition previously described, and to finance the development of the 27,000 square foot Avenel V. The new loan term is 13 years, maturing in December 2011, and requires monthly principal and interest payments based on a 25 year amortization schedule and a rate of 7.09%. This loan is a part of a cross-collateralized mortgage pool totaling $79.5 million at December 31, 1998. See "Notes to Consolidated Financial Statements, Note 4-Notes Payable".

     In January 1999, the Company closed a $38 million construction loan, which is anticipated to fully fund the development costs associated with the 230,000 square foot mixed-use office/retail complex which the Company is constructing in Old Town Alexandria, Virginia. The loan has an initial three year term with an interest rate of LIBOR plus 1.90%, with the spread over LIBOR declining as leasing of the office and retail space proceeds.

     As of February 20, 1998, outstanding borrowings on the Company's $60 million unsecured credit line totalled $18 million, leaving $42 million of credit availability. The Company has fixed interest rates on approximately 93 % of its total debt outstanding, which now has a weighted remaining term of over 12 years.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

     The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail and office development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its activities at French Market, Beacon Center, Shops at Fairfax, Avenel, and North Washington Street.

     In February 1998, the Company commenced construction on a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. The Company had successfully negotiated the termination of a below market Venture lease in the fourth quarter of 1997. Construction and retenanting of the first three new spaces, a 41,000 square foot Bed, Bath and Beyond, an 8,000 square foot Lakeshore Learning, a children's educational toy store and an 8,000 square foot BridesMart formal wear retailer were completed in 1998. The Company is conducting negotiations with prospective tenants for the remaining 38,000 square feet. The redevelopment included a complete facade renovation of the 103,000 square foot building which incorporates new anchor tenant architectural features, new storefronts, tenant signage and decorative awnings.

     The Company has signed a lease with Lowe's Companies for a new 148,000 square foot home improvement superstore and garden center at the Beacon Center in Alexandria, Virginia. The lease has an initial term of twenty years. The area leased by Lowe's consists of approximately 100,000 square feet of existing space and 48,000 square feet of new building area. Beacon Center's central enclosed mall area was demolished and construction has commenced on the Lowe's store, which is scheduled to open in the summer of 1999. The center's other tenants include anchors Giant Food, Marshalls and Office Depot, with a complement of small shop space and restaurants. The 356,000 square feet Beacon Center is now over 99% leased. In addition to the new home improvement store, 8,000 square feet of new small shop space adjacent to Lowe's and Giant has been constructed and is fully occupied.

     The Company commenced another significant redevelopment during 1998 when it signed a lease with SuperFresh for a new 53,000 square foot grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A portion of the shopping center which includes a small enclosed mall was demolished to allow SuperFresh to occupy a new building, with construction projected to be completed in the fall of 1999. An additional 7,500 square feet of shop space will be constructed adjacent to the supermarket. The facade of the adjacent Boulevard shopping center, also owned by the Company, is being renovated and modernized. This renovation was driven by a new 12,000 square foot lease with Party City, which replaced a previous lease with below market rents. Redevelopment plans also include new landscaping and a more efficient parking scheme, which should enhance the property as a desirable neighborhood shopping center.

     Office development and acquisition activities were an integral part of the Company's focus during 1998, and substantial efforts in this area will continue throughout 1999. In February 1999, the Company announced that it will develop a new 230,000 square foot Class A mixed-use office / retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project is well located on a two acre site along Alexandria's main street. Demolition of the Company's existing 41,500 square foot building, formerly leased to Mastercraft furniture, commenced in February 1999. Construction is scheduled for completion by the summer of 2000. Two twin four-story buildings will feature a brick and cast stone exterior facade with a glass curtain wall overlooking a spacious courtyard. Amenities will include 3-story atrium lobbies, a fitness center, concierge service, a 600 space parking structure and the latest computerized energy management system. The street level will have 45,000 square feet of retail space. Office space totals 185,000 square feet, with the top floor containing walk-out terraces.

     On April 1, 1998, the Company purchased, through its operating partnership, a newly constructed, 100% leased office / flex building (Avenel IV) located adjacent to its Avenel Business Park (Phases I-III) in Gaithersburg, Maryland. Avenel IV contains 46,227 square feet of net leasable area, which increased the Company's Avenel Business Park by 16%, to 332,000 square feet. An independent appraisal determined the purchase price of $5,600,000. The seller is a member of The Saul Organization and is an existing limited partner in the operating partnership.

     In July 1998, the Company began development of approximately 27,000 square feet of additional office / flex space at Avenel Business Park on excess land that it owns. Construction of this new project (Avenel V) was substantially completed during January 1999. Approximately 46% of the space is leased, while leases are in negotiation for a portion of the remaining newly developed space. Including this new development, Avenel Business Park is currently over 93% leased.

Portfolio Leasing Status
------------------------

     At December 31, 1998, the portfolio consisted of twenty nine Shopping Centers, four Office Properties and one Industrial Property, all of which are located in seven states and the District of Columbia. The Office Properties consist of one office property and one office/retail property, both located in the District of Columbia, and one research park located in a Maryland suburb of Washington, D.C.

     At December 31, 1998, 92.1% of the Company's 5.9 million square feet of leasable space was leased to tenants, as compared to 89.0% at December 31, 1997. The shopping center portfolio was 95.2% leased at December 31, 1998 versus 90.6% as of December 31, 1997. The Office Properties were 95.4% leased at December 31, 1998 compared to 96.8% as of December 31, 1997. The overall improvement in the year-end 1998 leasing percentage was primarily caused by the Company's successful leasing at recently renovated shopping centers: Seven Corners, Great Eastern and Beacon Center.

Results of Operations
---------------------

     The following discussion compares the results of the Company for the year ended December 31, 1998 with the year ended December 31, 1997, and compares the year ended December 31, 1997 with the year ended December 31, 1996. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto.


Years Ended December 31, 1998 and 1997
--------------------------------------

     Base rent increased to $55,542,000 in 1998 from $51,779,000 in 1997, representing a $3,763,000 (7.3%) increase. The increase in base rent resulted primarily from improved occupancy at the redeveloped Seven Corners and Beacon Center, increased minimum rents on lease rollover from three tenants previously paying percentage rent, and to a lesser extent, generally higher rents on lease renewals.

     Expense recoveries increased to $9,911,000 in 1998 from $9,479,000 in 1997, representing an increase of $432,000 (4.6%). The equal increases in common area maintenance expense recoveries and real estate tax expense recovery occurred due to improved occupancy primarily at Seven Corners and the addition of the Avenel IV property to the Company's portfolio during 1998.

     Percentage rent was $2,755,000 in 1998, compared to $2,948,000 in 1997, representing a decrease of $193,000 (6.5%). This decrease resulted primarily from the rollover of three leases into higher paying base rent in lieu of percentage rent.

     Other income, which consists primarily of parking income at two of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $2,375,000 in 1998, compared to $3,511,000 in 1997, representing a decrease of $1,136,000 (32.4%). The decrease in other income resulted from two large lease termination payments collected from former tenants at Seven Corners and Beacon Center in 1997.

     As a consequence of the foregoing, the 1998 total revenues of $70,583,000 represented an increase of $2,866,000 (4.2%) over 1997 total revenues of $67,717,000.

     Operating expenses, which consist mainly of repairs and maintenance, utilities, payroll and insurance expense, decreased $245,000 (3.0%) to $7,830,000 in 1998 from $8,075,000 in 1997.

     The provision for credit losses was $418,000 in 1998 compared to $505,000 in 1997, representing a decrease of $87,000 (17.2%). The decrease resulted from fewer uncollectible rent receivables resulting from tenants vacating their space prior to lease expiration.

     Real estate taxes were $6,128,000 in 1998 compared to $6,084,000 in 1997, representing an increase of $44,000 (0.7%).

     Interest expense was $22,627,000 in 1998 compared to $20,308,000 in 1997, representing an increase of $2,319,000 (11.4%). This increase is primarily attributable to higher interest rates resulting from the Company's October 1997 refinancing and conversion of approximately $147.0 million of its mortgage debt from interest rate capped floating rate loans to longer term, fixed rate loans. New debt associated with the acquisition of Avenel IV in April 1998 also added approximately $210,000 to interest expense in 1998.

     Amortization of deferred debt expense decreased $1,310,000 (75.8%) to $419,000 in 1998 from $1,729,000 in 1997. The decrease in the 1998 expense resulted from the elimination of amortization on interest rate protection agreements with notional values of $162.8 million sold during the fourth quarter of 1997, and reduced amortization because new debt costs related to the October 1997 refinancings are being amortized over a longer term than the prior debt costs.

     Depreciation and amortization expense increased $1,936,000 (18.2 %) from $10,642,000 in 1997 to $12,578,000 in 1998. The increase resulted from the non-recurring write-off of unamortized tenant improvement costs due to the early termination of tenant leases at Beacon Center and Shops At Fairfax redevelopments and increased recurring expense related to new assets placed in service during 1998 and the latter half of 1997 .

     General and administrative expense, which consists primarily of administrative payroll and other overhead expenses, was $3,393,000 in 1998 compared to $3,379,000 in 1997, representing an increase of $14,000 (0.4 %).

     Non-operating item, sales of interest rate protection agreements, resulted in a loss of $4,392,000 in 1997 due to the write-off of unamortized costs in excess of sale proceeds received when the Company sold its remaining interest
rate protection agreements.   No such sales occurred in 1998.

     Extraordinary item, early extinguishment of debt, resulted in losses of $50,000 and $3,197,000, in 1998 and 1997, respectively. The losses in each period resulted from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio.


Years Ended December 31, 1997 and 1996
--------------------------------------

     Base rent increased to $51,779,000 in 1997 from $49,814,000 in 1996, representing a $1,965,000 (3.9 %) increase. The increase in base rent resulted primarily from increased rents received at the redeveloped Seven Corners, Leesburg Pike and Thruway shopping centers, and to a lesser extent, increased shopping center rents at several properties due to improved leasing and generally higher rents on lease renewals.

     Expense recoveries increased to $9,479,000 in 1997 from $9,301,000 in 1996, representing an increase of $178,000 (1.9 %). The increase in expense recoveries resulted primarily from real estate tax recovered from tenants at the recently redeveloped Seven Corners center.

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

     As a consequence of the foregoing the 1997 total revenues of $67,717,000 represented an increase of $3,694,000 (5.8 %) over total revenues of $64,023,000 in 1996.

     Operating expenses, which consist mainly of repairs and maintenance, utilities, payroll and insurance expense, increased $6,000 (0.1 %) to $8,075,000 in 1997 from $8,069,000 in 1996.

     The provision for credit losses was $505,000 in 1997 compared to $457,000 in 1996, representing an increase of $48,000 (10.5 %) . The increase resulted primarily from the provision required for a shopping center tenant which vacated its space prior to lease expiration.

     Real estate taxes were $6,084,000 in 1997 compared to $5,914,000 in 1996, representing an increase of $170,000 (2.9 %). This increase was generally attributable to increased tax assessments at the Company's shopping center properties, particularly its redeveloped Seven Corners and Leesburg Pike shopping centers.

     Interest expense was $20,308,000 in 1997 compared to $18,509,000 in 1996, representing an increase of $1,799,000 (9.7 %). The increase is primarily attributable to higher interest rates resulting from the Company's refinancing and conversion of approximately $263 million of its mortgage debt from floating rate loans to longer term, fixed-rate loans during the period November 1996 through October 1997.

     Amortization of deferred debt expense decreased $1,128,000 (39.5 %) to $1,729,000 in 1997 from $2,857,000 in 1996. The decrease in the 1997 year's expense resulted from the elimination of amortization on interest rate protection agreements with notional values of $162.8 million and $87.0 million, sold during the fourth quarters of 1997 and 1996, respectively, and reduced loan cost amortization because new debt costs are being amortized over a longer term than prior debt costs.

     Depreciation and amortization expense decreased $218,000 (2.0 %) from $10,860,000 in 1996 to $10,642,000 in 1997. The decrease resulted primarily from a non-recurring write-off of tenant improvement costs in 1996 upon the early termination of tenant leases.

     General and administrative expense, which consists primarily of administrative payroll and other overhead expenses, was $3,379,000 in 1997 compared to $3,095,000 in 1996, representing an increase of $284,000 (9.2 %). The increase in 1997 expenses resulted from generally higher personnel expenses.

     Non-operating item, sales of interest rate protection agreements, resulted in losses of $4,392,000 and $972,000, in 1997 and 1996, respectively, due to the write-off of unamortized costs in excess of sale proceeds received when the Company sold a portion of its interest rate protection agreements.

     Extraordinary item, early extinguishment of debt, resulted in losses of $3,197,000 and $587,000, in 1997 and 1996, respectively. The losses in each period resulted from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio.

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

     The Company's property management staff has conducted a comprehensive review of its non-IT systems at its shopping centers and office buildings to determine whether any computer hardware and software in mechanical systems (i.e. escalators, elevators, security, heating, ventilating and air conditioning systems, etc.) are not year 2000 compliant. Management expects repairs and replacements required to make it's non-IT systems year 2000 compliant will cost less than $100,000 and will be completed prior to July 1999.

        The Company believes there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own year 2000 exposure. It is very difficult to identify "the most reasonably likely worst case scenario" at this time. The Company's potential exposure is wide spread; however there is no known or expected major direct exposure. The Company believes that the most likely worst case exposure is at this indirect level where vendors and tenants fail to perform their obligations to the Company. For example, the Company believes it is possible that certain tenants' information systems may fail, which may delay the payment of rents. To help minimize this risk, the Company sent a letter to each tenant prior to January 1, 1999 advising the tenant that rent payments due January 1, 2000 must be paid on-time. These reminders will be sent twice again later in 1999. The Company's leases contain provisions empowering it to take certain actions to enforce it's right to the timely payment of rent, regardless of the tenant's year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Company will continue to evaluate these areas and develop contingency plans, as appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
----
F-1     (a)  Report of Independent Public Accountants
F-2     (b)  Consolidated Balance Sheets - December 31, 1998 and 1997
F-3     (c)  Consolidated Statements of Operations - Years ended December 31,
             1998, 1997 and 1996.
F-4     (d)  Consolidated Statements of Stockholders' Equity - Years ended
             December 31, 1998, 1997 and 1996.
F-5     (e)  Consolidated Statements of Cash Flows - Years ended December 31,
             1998, 1997 and 1996.
F-6     (f)  Notes to Consolidated Financial Statements

        The selected quarterly financial data included in Note 15 of The Notes to Consolidated Financial Statements referred to above are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     The information required under Items 10, 11, 12, and 13 is contained in pages 3 through 14, inclusive, of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1999, and is hereby incorporated herein by reference. The Company's Proxy Statement was filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


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

               (a)  Report of Independent Public Accountants

               (b)  Consolidated Balance Sheets - December 31, 1998 and 1997

               (c) Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996

               (d) Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

               (e) Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

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

     23.       Consent of  Certified Public Accountants

     27.       Financial Data Schedule

       Reports on Form 8-K.
       --------------------

          None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SAUL CENTERS, INC.
                                 (Registrant)

Date:     March 18, 1999                     /s/ B. Francis Saul II
                --                           ----------------------
                                             B. Francis Saul II
                                             Chairman of the Board of Directors
                                             & Chief Executive Officer
                                             (Principal Executive Officer)

Date:     March 18, 1999                     /s/ Philip D. Caraci
                --                           --------------------
                                             Philip D. Caraci, President and
                                             Director

Date:     March 18, 1999                     /s/ B. Francis Saul III
                --                           -----------------------
                                             B. Francis Saul III, Senior Vice
                                             President and Director

Date:     March 18, 1999                     /s/ Scott V. Schneider
                --                           ----------------------
                                             Scott V. Schneider, Senior Vice
                                             President and Secretary (Principal
                                             Financial and Accounting Officer)

Date:     March 18, 1999                     /s/ Gilbert M. Grosvenor
                --                           -----------------------
                                             Gilbert M. Grosvenor, Director

Date:     March 18, 1999                     /s/ Philip C. Jackson Jr.
                --                           -------------------------
                                             Philip C. Jackson Jr., Director

Date:     March 18, 1999                     /s/ General Paul X. Kelley
                --                           --------------------------
                                             General Paul X. Kelley, Director

Date:     March 18, 1999                     /s/ Charles R. Longsworth
                --                           -------------------------
                                             Charles R. Longsworth, Director

Date:     March 18, 1999                     /s/ Patrick F. Noonan
                --                           ---------------------
                                             Patrick F. Noonan, Director

Date:     March 18, 1999                     /s/ Mr. Mark Sullivan III
                --                           -------------------------
                                             Mark Sullivan III, Director

Date:     March 18, 1999                     /s/ James W. Symington
                --                           ----------------------
                                             James W. Symington, Director

Date:     March 18, 1999                     /s/ John R. Whitmore
                --                           --------------------
                                             John R. Whitmore, Director

                              ARTHUR ANDERSEN LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Saul Centers, Inc.:

     We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saul Centers, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

     As explained in Note 2 to the financial statements, effective June 30, 1998, the Company changed its method of accounting for percentage rent.

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



Arthur Andersen LLP

Washington, D.C.

February 8, 1999

SAUL CENTERS, INC.
CONSOLIDATED BALANCE SHEETS

================================================================================================================
                                                                                      December 31,
                                                                           -------------------------------------
(Dollars in thousands)                                                           1998                   1997
---------------------------------------------------------------------------------------------------------------
Assets

    Real estate investments
      Land                                                                 $      64,339           $     65,630
      Buildings and equipment                                                    283,722                269,638
                                                                           --------------          -------------
                                                                                 348,061                335,268
      Accumulated depreciation                                                  (101,910)               (92,615)
                                                                           --------------          -------------
                                                                                 246,151                242,653
    Construction in progress                                                       4,506                    974
    Cash and cash equivalents                                                      2,395                    688
    Accounts receivable and accrued income, net                                    6,347                  6,190
    Prepaid expenses                                                               6,873                  5,423
    Deferred debt costs, net                                                       3,604                  3,853
    Other assets                                                                   1,158                  1,161
                                                                           --------------          -------------
              Total assets                                                 $     271,034           $    260,942
                                                                           ==============          =============
Liabilities

    Notes payable                                                          $     290,623           $    284,473
    Accounts payable, accrued expenses and other liabilities                      14,856                 13,093
    Deferred income                                                                2,839                  1,430
                                                                           --------------          -------------
              Total liabilities                                                  308,318                298,996
                                                                           --------------          -------------

Minority interests                                                                    --                     --
                                                                           --------------          -------------
Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 12,836,378 and 12,428,145 shares issued and
      outstanding, respectively                                                      129                    124
    Additional paid-in capital                                                    31,967                 20,447
    Accumulated deficit                                                          (69,380)               (58,625)
                                                                           --------------          -------------
              Total stockholders' equity (deficit)                               (37,284)               (38,054)
                                                                           --------------          -------------

              Total liabilities and stockholders' equity                   $     271,034           $    260,942
                                                                           ==============          =============

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

====================================================================================================================
                                                                            For the Years Ended December 31,
                                                                     -----------------------------------------------
(Dollars in thousands, except per share amounts)                           1998             1997            1996
--------------------------------------------------------------------------------------------------------------------
Revenue
    Base rent                                                        $     55,542      $    51,779     $     49,814
    Expense recoveries                                                      9,911            9,479            9,301
    Percentage rent                                                         2,755            2,948            2,924
    Other                                                                   2,375            3,511            1,984
                                                                     -------------     ------------    -------------
              Total revenue                                                70,583           67,717           64,023
                                                                     -------------     ------------    -------------
Operating expenses
    Property operating expenses                                             7,830            8,075            8,069
    Provision for credit losses                                               418              505              457
    Real estate taxes                                                       6,128            6,084            5,914
    Interest expense                                                       22,627           20,308           18,509
    Amortization of deferred debt expense                                     419            1,729            2,857
    Depreciation and amortization                                          12,578           10,642           10,860
    General and administrative                                              3,393            3,379            3,095
                                                                     -------------     ------------    -------------
              Total operating expenses                                     53,393           50,722           49,761
                                                                     -------------     ------------    -------------
Operating income                                                           17,190           16,995           14,262

Non-operating item
  Sales of interest rate protection agreements                                 --           (4,392)            (972)
                                                                     -------------     ------------    -------------
Net income before extraordinary item,
        cumulative effect of change in
        accounting method and minority
        interests                                                          17,190           12,603           13,290
Extraordinary item
    Early extinguishment of debt                                              (50)          (3,197)            (587)
Cumulative effect of change in
        accounting method                                                    (771)              --               --
                                                                     -------------     ------------    -------------
Net income before minority interests                                       16,369            9,406           12,703
                                                                     -------------     ------------    -------------
Minority interests
    Minority share of income                                               (4,354)          (2,483)          (3,430)
    Distributions in excess of earnings                                    (2,886)          (4,371)          (3,422)
                                                                     -------------     ------------    -------------
              Total minority interests                                     (7,240)          (6,854)          (6,852)
                                                                     -------------     ------------    -------------

Net income                                                           $      9,129      $     2,552     $      5,851
                                                                     =============     ============    =============

Net income per share (basic and dilutive)
    Net income before extraordinary item,
        cumulative effect of change in
        accounting method and minority
        interests                                                    $       1.00      $      0.76     $       0.81
    Extraordinary item                                                         --            (0.19)           (0.04)
    Cumulative effect of change in
        accounting method                                                   (0.05)              --               --
                                                                     -------------     ------------    -------------

    Net income before minority interests                             $       0.95      $      0.57     $       0.77
                                                                     =============     ============    =============

    Net income                                                       $       0.72      $      0.21     $       0.49
                                                                     =============     ============    =============

       The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


===========================================================================================================================
                                                                              Additional
                                                               Common           Paid-in         Accumulated
(Dollars in thousands, except per share amounts)               Stock            Capital           Deficit          Total
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

    Balance, December 31, 1995                                  119             2,511          (29,097)           (16,467)

      Issuance of 257,454 shares of
        common stock                                              2             3,439               --              3,441
      Net income                                                 --                --            5,851              5,851
      Distributions ($1.17 per share)                            --                --          (14,036)           (14,036)
      Distributions payable ($.39 per share)                     --                --           (4,729)            (4,729)
                                                       -------------    --------------    --------------    ---------------

    Balance, December 31, 1996                                  121            15,950          (42,011)           (25,940)

      Issuance of 275,374 shares of
        common stock                                              3             4,497               --              4,500
      Net income                                                 --                --            2,552              2,552
      Distributions ($1.17 per share)                            --                --          (14,334)           (14,334)
      Distributions payable ($.39 per share)                     --                --           (4,832)            (4,832)
                                                       -------------    --------------    --------------    ---------------

    Balance, December 31, 1997                                  124            20,447          (58,625)           (38,054)

      Issuance of 408,233 shares of
        common stock                                              5             6,629               --              6,634
      Issuance of 405,532 convertible
        limited partnership units in the
        Operating Partnership                                    --             4,891               --              4,891
      Net income                                                 --                --            9,129              9,129
      Distributions ($1.17 per share)                            --                --          (14,899)           (14,899)
      Distributions payable ($.39 per share)                     --                --           (4,985)            (4,985)
                                                       -------------    --------------    ---------------   ---------------

    Balance, December 31, 1998                         $        129     $      31,967     $    (69,380)       $   (37,284)
                                                       =============    ==============    ===============   ===============

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
Consolidated Statements Of Cash Flows

=============================================================================================================================
                                                                                     For the Years Ended December 31,
                                                                               ----------------------------------------------
(Dollars in thousands)                                                               1998            1997              1996
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                $      9,129    $      2,552    $        5,851
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Minority interests                                                         7,240           6,854             6,852
          Loss on sale of interest rate protection agreements                           --           4,392               972
          Cumulative effect of change in
              accounting method                                                        771              --                --
          Loss on early extinguishment of debt                                          50           3,197               587
          Depreciation and amortization                                             12,997          12,371            13,717
          Provision for credit losses                                                  418             505               457
          Increase in accounts receivable                                           (1,346)           (406)              (45)
          Increase in prepaid expenses                                              (2,742)         (1,426)           (1,136)
          Decrease (increase) in other assets                                            3           2,548              (961)
          Increase (decrease) in accounts payable and other liabilities              1,763          (1,640)            3,019
          Increase (decrease) in deferred income                                     1,409             (11)              364
          Other, net                                                                    (6)             --                --
                                                                              -------------   -------------   ---------------
              Net cash provided by operating activities                             29,686          28,936            29,677
                                                                              -------------   -------------   ---------------
Cash flows from investing activities:
    Additions to real estate investments                                            (6,607)         (4,377)           (4,469)
    Additions to construction in progress                                           (8,169)        (11,717)           (3,566)
                                                                              -------------   -------------   ---------------
              Net cash used in investing activities                                (14,776)        (16,094)           (8,035)
                                                                              -------------   -------------   ---------------
Cash flows from financing activities:
    Proceeds from notes payable                                                     20,900         223,600            98,620
    Repayments on notes payable                                                    (18,407)       (212,388)          (98,442)
    Proceeds from sale of interest rate protection agreements                           --           1,370               681
    Note prepayment fees                                                                --             (95)               --
    Additions to deferred debt expense                                                (220)         (3,159)             (961)
    Proceeds from the issuance of common stock
      and convertible limited partnership units
      in the Operating Partnership                                                  11,648           4,500             3,441
    Distributions to common stockholders and
      holders of convertible limited partnership
      units in the Operating Partnership                                           (27,124)        (26,020)          (25,617)
                                                                              -------------   -------------   ---------------
              Net cash used in financing activities                                (13,203)        (12,192)          (22,278)
                                                                              -------------   -------------   ---------------
Net increase (decrease) in cash                                                      1,707             650              (636)
Cash, beginning of year                                                                688              38               674
                                                                              -------------   -------------   ---------------
Cash, end of year                                                             $      2,395    $        688    $           38
                                                                              =============   =============   ===============


Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest net of amount capitalized                                       $     22,575    $     19,804    $       18,829

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

FORMATION AND STRUCTURE OF COMPANY

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office / retail property and the management functions related to the transferred properties. Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, an office property and a land parcel which it developed into a neighborhood shopping center. The Company is currently in the predevelopment and approval process of converting a shopping center to an industrial / warehouse use. Therefore, as of December 31, 1998, the Company's properties (the "Current Portfolio Properties") consisted of 29 operating shopping center properties (the "Shopping Centers"), a property planned to be converted to an industrial / warehouse facility (the "Industrial Property") and four predominantly office properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

     As a consequence of the transactions constituting the formation of the Company, Saul Centers serves as the sole general partner of the Operating Partnership and of Saul Subsidiary II Limited Partnership, while Saul QRS, Inc., Saul Centers' wholly owned subsidiary, serves as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100 % of the Current Portfolio Properties.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Mid-Atlantic region. A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 30 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 1998, no single Shopping Center accounted for more than 11.4 % of the total Shopping

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Center gross leasable area. Only one retail tenant, Giant Food, at 7.1%, accounted for more than 1.7% of the Company's 1998 total revenues. No office tenant other than the United States General Service Administration, at 10.4%, accounted for more than 1.8% of 1998 total revenues.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Repairs and maintenance expense totaled $2,616,000, $2,479,000 and $2,730,000, for calendar years 1998, 1997, and 1996, respectively, and is included in operating expenses in the accompanying financial statements. Interest expense capitalized totaled $215,000, $297,000 and $384,000, for calendar years 1998, 1997 and 1996, respectively.

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


ACCOUNTS RECEIVABLE AND ACCRUED INCOME

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable included $1,442,848, $1,663,000 and $1,913,000, at December 31, 1998,
1997 and 1996, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $657,000, $506,000 and $427,000, at December 31, 1998, 1997 and
1996, respectively.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Allowance for Doubtful Accounts
     -------------------------------
           (In thousands)

                                                           For the Years Ended December 31,
                                                            1998        1997        1996
                                                         ----------  ----------  ----------
     Beginning Balance........................                $ 506       $ 427       $ 169
     Provision for Credit Losses..............                  418         505         457
     Charge-offs..............................                 -267        -426        -199
                                                              -----       -----       -----
     Ending Balance ..........................                $ 657       $ 506       $ 427
                                                              =====       =====       =====

DEFERRED DEBT COSTS

     Deferred debt costs consists of fees and costs incurred to obtain long-term financing and interest rate protection agreements. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $589,000, $171,000 and $6,240,000, at December 31, 1998, 1997
and 1996, respectively.

REVENUE RECOGNITION

     Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period the expenses are incurred. Additional rental income based on tenant's revenues ("percentage rent") is accrued at the time a tenant reports sales exceeding a specified breakpoint .

INCOME TAXES

     The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 % of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying financial statements. As of December 31, 1998 and 1997, the total tax basis of the Company's assets was $296,658,000 and $288,082,000, and the tax basis of the liabilities was $298,280,000 and $293,223,000, respectively.

DIRECTORS' DEFERRED COMPENSATION PLAN

     A Deferred Compensation Plan was established by Saul Centers, effective January 1, 1994, for the benefit of its directors and their beneficiaries. Before the beginning of any calendar year, a director may elect to defer all or part of his or her director's fees to be earned in that year and the following years. A director has the option to have deferred director's fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares allocated to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. Deferred compensation of $180,550, $144,500 and $118,950, has been reported in the Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996, respectively. The Company has registered 70,000 shares for use under the plan. As of December 31, 1998, 54,185 shares had been credited to the directors' deferred fee accounts.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. The Company adopted this standard in the first quarter of 1998. The Company had no comprehensive income during the year ended December 31, 1998 .

     In September 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Disclosures required by this new standard are presented in Note 16.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company doesn't own derivative instruments nor does it engage in hedging activities, and therefore expects that SFAS 133 will not have an impact on the Company's financial condition or its results of operations.

CHANGE IN ACCOUNTING METHOD

     On May 21, 1998, the Emerging Issues Task Force ("EITF") discussed Issue 98-9 "Accounting for Contingent Rent In Interim Financial Periods" and reached a consensus that lessors should defer the accounting recognition of contingent rent, such as percentage rent, until the specific tenant sales breakpoint is achieved. The Company's prior accounting method, which was permitted under generally accepted accounting principles, recognized percentage rent when a tenant's achievement of its sales breakpoint was considered probable. This EITF consensus was implemented retroactively to January 1, 1998, as a change in accounting method. The new accounting method did not affect the amount of percentage rent income reported on an annual basis, but did impact the recognition of percentage rent income reported on an interim basis by increasing revenues the Company reported in the first and fourth quarters and decreasing revenues reported in the second and third quarters. The change in accounting method has no impact on the Company's cash flows. As a result of adoption of EITF Issue 98-9, the Company recorded a $771,000 charge for the cumulative effect of change in accounting method, which is included in the consolidated statement of operations for the year ended December 31, 1998.

CONSTRUCTION IN PROGRESS

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 1998 and 1997 are as follows:

     Construction in Progress
     ------------------------
        (In thousands)

                                                       December 31,
                                                     1998          1997
                                                     ----          ----
     Avenel  V .............................       $ 2,800        $    -
     French Market .........................           949           807
     Shops At Fairfax ......................           702             -
     Other development costs ...............            55           167
                                                   -------        ------
     Ending Balance ........................       $ 4,506        $  974
                                                   =======        ======

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash and short-term investments with maturities of three months or less.

PER SHARE DATA

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share". The Company has no dilutive securities, therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, that is, assuming the limited partners exercise their right to convert their partnership ownership into shares of Saul Centers and is computed using weighted average shares of 17,233,047, 16,690,417 and 16,423,984, shares for the years ended December 31, 1998, 1997 and 1996, respectively. Per share data relating to net income after minority interests is computed on the basis of 12,643,639, 12,297,254 and 12,030,821, weighted average common shares for the years ended December 31, 1998, 1997 and 1996, respectively.

3. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization has a 27.2% limited partnership interest, represented by 4,798,695 convertible limited partnership units, in the Operating Partnership, as of December 31, 1998. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The impact of the Saul Organization's 27.2% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying financial statements.

4.   NOTES PAYABLE

DECEMBER 31, 1998

     The Company assumed a $3.7 million loan when it acquired Avenel IV on April 1, 1998. In September 1998, the Company closed a $6.4 million permanent fixed rate loan to replace the variable rate loan assumed on the acquisition of Avenel
IV. The balance of the loan, $2.7 million, was used to fund construction of the new Avenel V development. The new loan term is 13 years and requires monthly principal and interest payments based upon a 25 year amortization schedule and an interest rate of 7.09%. Borrowings totaled $18.0 million on the Company's $60.0 million unsecured revolving credit facility at December 31, 1998, leaving $42.0 million available for future use. Notes payable totaled $290.6 million at December 31, 1998, as follows:

     Notes Payable                            Principal        Interest        Scheduled
     -------------
     (In thousands)                          Outstanding         Rate           Maturity
                                             -----------         ----          ---------
          Mortgage Notes Payable            $  144,814 (a)      7.67%  Fixed    Oct. 2012
                                                79,464 (b)      8.52%  Fixed    Dec. 2011
                                                37,515 (c)      7.88%  Fixed    Jan. 2013
                                                10,629 (d)      7.25%  Fixed    May  2004
                                                   201          8.00%  Fixed    Jan. 2000
                                            ----------
                        Subtotal               272,623
       Revolving Credit Facility                18,000 (e)      6.82%  Variable Sep. 2000
                                            ----------
                    Total Notes Payable     $  290,623
                                            ==========

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a)  The loan is collateralized by nine shopping centers.

(b) The loan is collateralized by Avenel Business Park, Van Ness Square and four shopping centers - Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan was amended during 1998 to include new borrowings of $6.4 million at a rate of 7.09%. Avenel IV and Avenel V (under construction at year-end 1998) were added as collateral. The 8.52% blended interest rate is the weighted average of the initial loan rate and the additional borrowings rate.

(c)  The loan is collateralized by 601 Pennsylvania Avenue.

(d) For the final five years of the term of the loan, beginning in June 1999, the interest rate is fixed at the 1-year Treasury Securities rate effective March 16, 1999 plus 2.00 %. The loan is collateralized by The Glen shopping center.

(e) The facility is a revolving credit facility totaling $60.0 million. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.375 % to 1.625 % (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate plus 1/2 % at the Company's option. The line may be extended one year with payment of a fee of 1/4 % at the Company's option. The interest rate in effect on December 31, 1998 was based on a weighted average LIBOR of 5.32 % and spread of 1.5 %.

     Notes payable balances outstanding at December 31, 1998 have a weighted average remaining term of 12.5 years, and a weighted average interest rate of
7.84 %. Of the $290.6 million total debt at December 31, 1998, $272.6 million was fixed rate (93.8 % of the total notes payable) and $18.0 million was variable rate (6.2 % of the total notes payable). The December 31, 1998 depreciated cost of properties collateralizing the mortgage notes payable totaled $192.0 million.

     Notes payable of $272.4 million at December 31, 1998 require monthly installments of principal and interest, with principal amortization on schedules averaging approximately 20 years. The $0.2 million note requires monthly interest and an annual principal payment of $0.1 million. The remaining notes payable totaling $18.0 million at December 31, 1998 require monthly installments of interest only. Notes payable at December 31, 1998 totaling $211.0 million are guaranteed by members of The Saul Organization.

     As of December 31, 1998, the scheduled maturities of all debt for years ended December 31, are as follows:

     Debt Maturity Schedule
     ----------------------
          (In thousands)
          1999.............      $    5,256
          2000.............          23,648
          2001.............           6,057
          2002.............           5,735
          2003.............           6,215
          Thereafter.......         243,712
                                 ----------
                                 $  290,623
                                 ==========

DECEMBER 31, 1997

     During 1997 the Company repaid a total of $185.5 million of variable rate mortgage notes which were outstanding at December 31, 1996, with the net proceeds of a $147.0 million 15-year fixed rate mortgage note and a $38.5 million 16-year fixed rate mortgage note. The $44.0 million secured revolving credit facility in effect at December 31, 1996 was replaced with a $60.0 million unsecured revolving credit facility during 1997. Notes payable totaled $284.5 million at December 31, 1997.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Notes payable balances outstanding at December 31, 1997 had a weighted average remaining term of 13.7 years, and a weighted average interest rate of
7.90 %. Of the $284.5 million total debt at December 31, 1997, $271.0 million was fixed rate (95.3 % of the total notes payable) and $13.5 million was variable rate (4.7 % of the total notes payable). The December 31, 1997 depreciated cost of properties collateralizing the mortgage notes payable totaled $192.7 million. Notes payable of $270.7 million at December 31, 1997 required monthly installments of principal and interest, with principal amortization on schedules averaging approximately 20 years. The $0.3 million note required monthly interest and an annual principal payment of $0.1 million. The remaining notes payable totaling $13.5 million at December 31, 1997 required monthly installments of interest only. Notes payable at December 31, 1997 totaling $209.1 million were guaranteed by members of The Saul Organization.

5.   LEASE AGREEMENTS

     Lease income includes primarily base rent arising from noncancellable commercial leases. Base rent for the years ended December 31, 1998, 1997 and 1996, amounted to $55,542,000, $51,779,000 and $49,814,000, respectively.
Future base rent under noncancellable leases for years ended December 31, are as follows:

     Future Base Rental Income
     -------------------------
          (In thousands)
          1999...........          $  55,984
          2000...........             50,574
          2001...........             45,356
          2002...........             38,343
          2003...........             31,287
          Thereafter.....            261,869
                                   ---------
                                   $ 483,413
                                   =========

     The majority of the leases also provide for rental increases and expense recoveries based on increases in the Consumer Price Index or increases in operating expenses, or both. These increases generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 1998, 1997 and 1996 amounted to $9,911,000, $9,479,000 and $9,301,000, respectively.
In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant's lease. Percentage rent amounted to $2,755,000, $2,948,000 and $2,924,000, for the years ended December 31, 1998,
1997 and 1996, respectively.

6.   LONG-TERM LEASE OBLIGATIONS

     Certain properties are subject to noncancellable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the basic annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying financial statements is minimum ground rent expense of $152,000 for each of the years ended December 31, 1998, 1997, and 1996. The minimum future rental commitments under these ground leases are as follows:

     Ground Lease Rental Commitments
     -------------------------------
          (In thousands)
                                               Annual Rent            Total
                                           1999       2000-2003     Thereafter
                                          -----      ----------     ----------
     Beacon Center.....................   $  47        $   47        $   3,466
     Olney.............................      47            50            4,625
     Southdale.........................      60            60            3,365
                                         ------        ------        ---------
     Totals............................  $  154        $  157        $  11,456
                                         ======        ======        =========

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

7.   SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

     The Consolidated Statement of Operations for the year ended December 31, 1998 includes a charge for minority interests of $7,240,000, consisting of $4,354,000 related to The Saul Organization's share of the net income for the year and $2,886,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1997 of $6,854,000 consists of $2,483,000 related to The Saul Organization's share of net income for the year and $4,371,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1996 of $6,852,000 consists of $3,430,000 related to The Saul Organization's share of the net income for the year and $3,422,000 related to distributions to minority interests in excess of allocated net income for the year.

8.  RELATED-PARTY TRANSACTIONS

     In April 1998, the Company purchased, through its operating partnership, a 46,227 square foot office/flex property known as Avenel IV. The $5,600,000 purchase price consisted of $3,657,000 in variable rate debt assumption, with the balance paid through the issuance of 105,922 new units in Saul Centers' operating partnership. The seller was a member of The Saul Organization.

     Chevy Chase Bank leases space in twelve of the properties. Total rental income from Chevy Chase Bank amounted to $1,192,000, $1,181,000 and $1,063,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Chairman and Chief Executive Officer, the President and a Senior Vice President of the Company are officers of The Saul Organization but devote a substantial amount of time to the management of the Company. The annual compensation for these officers is fixed by the Compensation Committee of the Board of Directors.

     The Company shares with The Saul Organization on a prorata basis certain ancillary functions such as computer and payroll services and insurance expense based on management's estimate of usage or time incurred, as applicable. Also, The Saul Organization subleases office space to the Company. The terms of all such arrangements with The Saul Organization, including payments related thereto, are periodically reviewed by the Audit Committee of the Board of Directors. Included in general and administrative expense for the years ended December 31, 1998, 1997 and 1996, are charges totaling $1,685,000, $1,624,000 and $1,229,000, related to shared services, of which $1,480,000, $1,436,000 and $1,073,000, was paid during the years ended December 31, 1998, 1997 and 1996, respectively.

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Compensation Committee has granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vested 25 % per year over four years, have an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. A total of 170,000 of the options expire September 23, 2003 and 10,000 expire September 24, 2004. As of December 31, 1998, all 180,000 of the options were fully vested. No compensation expense has been recognized as a result of these grants.

10.  NON-OPERATING ITEM - SALES OF INTEREST RATE PROTECTION AGREEMENTS

     The Company sold a portion of its interest rate protection agreements with a notional value of $87 million in November 1996 and all of the remaining
agreements with a notional value of $162.8 million in October 1997.   The sales
resulted in the write-off of unamortized costs in excess of the proceeds received totaling $4,392,000 and $972,000, for the years ended December 31, 1997 and 1996, respectively.

11.  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     The consolidated statements of operations for the years ending December 31, 1998, 1997 and 1996, include $50,000, $3,197,000 and $587,000, respectively, related to the write-off of deferred financing costs on loans that were prepaid.

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

                              SAUL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  DISTRIBUTIONS

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of Common Stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of Common Stock at a 3 % discount from market price without payment of any brokerage commission, service charges or other expenses. All expenses of the Plan are paid by the Company. The January 31, 1996 dividend was the initial dividend payment date when the Company's stockholders and holders of limited partnership interests could participate in the Plan.

     Of the distributions paid during 1998, $1.16 per share represented ordinary dividend income and $0.40 per share represented return of capital to the shareholders. The following summarizes distributions paid during the years ended December 31, 1998, 1997 and 1996, including activity in the Plan:

                                             Total Distributions to                Dividend Reinvestment Plan
                                             ----------------------                --------------------------
                                           Common        Limited Partner        Common      Units    Discounted
                                        Stockholders       Unitholders          Issued     Issued    Share Price
                                        ------------     ---------------        ------     -------   -----------
                                                  (In thousands)
     Distributions during 1998
     -------------------------

            January 30                    $  4,848         $  1,713               94,304           -     $  16.19
            April 30                         4,886            1,755               90,856      80,733        17.40
            July 29                          4,923            1,786              101,739     106,010        16.01
            October 30                       4,964            1,827              105,756     112,867        15.40
                                          --------         --------              -------     -------
                                          $ 19,621         $  7,081              392,655     299,610
                                          ========         ========              =======     =======
     Distributions during 1997
     -------------------------

            January 31                    $  4,740         $  1,713               58,728           -     $  16.01
            April 30                         4,764            1,713               68,913           -        15.16
            July 31                          4,792            1,715               63,291           -        16.98
            October 31                       4,818            1,713               72,901           -        17.10
                                          --------         --------              -------
                                          $ 19,114         $  6,854              263,833
                                          ========         ========              =======
     Distributions during 1996
     -------------------------

            January 31                    $  4,640         $  1,713               56,050           -     $  14.19
            April 30                         4,663            1,713               58,980           -        13.94
            July 31                          4,687            1,713               67,421           -        12.61
            October 31                       4,714            1,713               64,154           -        14.19
                                          --------         --------              -------
                                          $ 18,704         $  6,852              246,605
                                          ========         ========              =======

     In December 1998, 1997 and 1996, the Board of Directors of the Company authorized a distribution of $0.39 per share payable in January 1999, 1998 and 1997, to holders of record on January 15, 1999, January 16, 1998 and January 17, 1997, respectively. As a result, $5,007,000, $4,832,000 and $4,729,000 was paid to common shareholders on January 29, 1999, January 30, 1998, and January 31, 1997, respectively. Also, $1,871,000, $1,713,000 and $1,713,000 was paid to limited partnership unitholders on January 29, 1999, January 30, 1998 and January 31, 1997 ($0.39 per Operating Partnership unit), respectively. These amounts are reflected as a reduction of stockholders' equity and are included in accounts payable in the accompanying financial statements.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements



15.   INTERIM RESULTS   (UNAUDITED)

         The following summary presents the results of operations of the Company for the quarterly periods of years 1998 and 1997.

           (In thousands, except                                                        Three Months Ended
                                                                 --------------------------------------------------------------
           per share amounts)
                                                                    12/31/98         09/30/98        06/30/98        03/31/98
                                                                  ------------     ------------    ------------    ------------
           Revenues                                               $     18,100     $     17,650    $     17,505    $     17,143
                                                                  ------------     ------------    ------------    ------------

           Net income before extraordinary item
                and minority interests                                   3,774            4,427           4,326           4,478

           Extraordinary item-Early extinguishment of debt                  --              (50)             --              --
           Minority interests                                           (1,873)          (1,827)         (1,827)         (1,713)
                                                                  ------------     ------------    ------------    ------------

           Net income                                             $      1,901     $      2,550    $      2,499    $      2,765
                                                                  ============     ============    ============    ============

           Per Share Data:
                Net income before extraordinary item
                     and minority interests                       $       0.21     $       0.26    $       0.25    $       0.27
                                                                  ============     ============    ============    ============

                Net income                                        $       0.15     $       0.20    $       0.20    $       0.22
                                                                  ============     ============    ============    ============

                                                                    12/31/97         09/30/97        06/30/97        03/31/97
                                                                  ------------     ------------    ------------    ------------
           Revenues                                               $     17,386     $     17,145    $     16,624    $     16,562
                                                                  ------------     ------------    ------------    ------------

           Net income before extraordinary item
                and minority interests                                    (238)           4,381           4,211           4,249

           Extraordinary item-Early extinguishment of debt              (2,828)              --              --            (369)
           Minority interests                                           (1,713)          (1,715)         (1,713)         (1,713)
                                                                  ------------     ------------    ------------    ------------

           Net income                                             $     (4,779)    $      2,666    $      2,498    $      2,167
                                                                  ============     ============    ============    ============

           Per Share Data:
                Net income before extraordinary item
                     and minority interests                       $      (0.01)    $       0.26    $       0.25    $       0.26
                                                                  ============     ============    ============    ============

                Net income                                        $      (0.39)    $       0.22    $       0.20    $       0.18
                                                                  ============     ============    ============    ============


             In June 1998, the Company adopted a new accounting method as directed by the Emerging Issues Task Force (EITF) Issue 98-9 "Accounting for Contingent Rent In Interim Financial Periods" which reallocated the amount of annual percentage rent income recognized in its quarterly reports. (See Note 2, Summary of Significant Accounting Policies-Change In Accounting Method.)

             The Company adopted the new accounting method during the second quarter of 1998, retroactive to January 1, 1998. The Company reported revenues and net income, of $34,833,000 and $4,678,000, respectively, for the six months ended June 30, 1998. The six month results included additional percentage rent income of $185,000 and the cumulative effect of change in accounting method of ($771,000), which would have been reported in the first quarter had the accounting method been then adopted. The 1998 second, third and fourth quarter interim results presented above reflect application of the new accounting method. The 1998 first quarter and 1997 interim results do not reflect the allocation of percentage rent income earned in accordance with the new accounting method and therefore are not comparable with the 1998 results. The application of the change in accounting method had no impact on the Company's cash flows nor the amount of revenues reported for the years ended December 31, 1998 and 1997.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements



16.   Business Segments

         The company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies of the segments presented below are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based upon income from real estate for the combined properties in each segment.

         (Dollars in thousands)                                            Shopping       Office        Corporate    Consolidated
                                                                            Centers      Properties     and Other        Totals
       ---------------------------------------------------------------    ---------     ------------   -----------   ------------
                                1998
       ---------------------------------------------------------------
         Real estate rental operations:
            Revenues..................................................    $  52,595     $     17,871   $       117   $     70,583
            Expenses..................................................       (9,523)          (4,723)         (130)       (14,376)
                                                                          ---------     ------------   -----------   ------------
         Income from real estate......................................       43,072           13,148           (13)        56,207
            Interest expense & amortization of debt costs.............                                     (23,046)       (23,046)
            General and administrative................................                                      (3,393)        (3,393)
                                                                          ---------     ------------   -----------   ------------
         Subtotal.....................................................       43,072           13,148       (26,452)        29,768
            Depreciation and amortization.............................       (8,758)          (3,694)         (126)       (12,578)
            Early extinguishment of debt..............................                                         (50)           (50)
            Cumulative effect of accounting method change.............                                        (771)          (771)
            Minority interests........................................                                      (7,240)        (7,240)
                                                                          ---------     ------------   -----------   ------------
         Net income...................................................    $  34,314     $      9,454   $   (34,639)  $      9,129
                                                                          =========     ============   ===========   ============
         Annual capital investment....................................    $  11,807     $      2,892   $        77   $     14,776
                                                                          =========     ============   ===========   ============
         Total assets.................................................    $ 178,459     $     70,182   $    22,393   $    271,034
                                                                          =========     ============   ===========   ============

       ---------------------------------------------------------------
                                1997
       ---------------------------------------------------------------
         Real estate rental operations:
            Revenues..................................................    $  51,096     $     16,302   $       319   $     67,717
            Expenses..................................................       (9,771)          (4,691)         (202)       (14,664)
                                                                          ---------     ------------   -----------   ------------
         Income from real estate......................................       41,325           11,611           117         53,053
            Interest expense & amortization of debt costs.............                                     (22,037)       (22,037)
            General and administrative................................                                      (3,379)        (3,379)
                                                                          ---------     ------------   -----------   ------------
         Subtotal.....................................................       41,325           11,611       (25,299)        27,637
            Depreciation and amortization.............................       (7,144)          (3,373)         (125)       (10,642)
            Sale of interest rate protection agreements...............                                      (4,392)        (4,392)
            Early extinguishment of debt..............................                                      (3,197)        (3,197)
            Minority interests........................................                                      (6,854)        (6,854)
                                                                          ---------     ------------   -----------   ------------
         Net income..................................................        34,181     $      8,238   $   (39,867)  $      2,552
                                                                          =========     ============   ===========   ============
         Annual capital investment...................................     $  15,240     $        849   $         5   $     16,094
                                                                          =========     ============   ===========   ============
         Total assets................................................     $ 174,556     $     67,016   $    19,370   $    260,942
                                                                          =========     ============   ===========   ============

       --------------------------------------------------------------
                               1996
       --------------------------------------------------------------
         Real estate rental operations:
            Revenues.................................................     $  47,596     $     16,021   $       406   $     64,023
            Expenses.................................................        (9,872)          (4,323)         (245)       (14,440)
                                                                          ---------     ------------   -----------   ------------
         Income from real estate.....................................        37,724           11,698           161         49,583
            Interest expense & amortization of debt costs............                                      (21,366)       (21,366)
            General and administrative...............................                                       (3,095)        (3,095)
                                                                          ---------     ------------   -----------   ------------
         Subtotal....................................................        37,724           11,698       (24,300)        25,122
            Depreciation and amortization............................        (7,134)          (3,600)         (126)       (10,860)
            Sale of interest rate protection agreements..............                                         (972)          (972)
            Early extinguishment of debt.............................                                         (587)          (587)
            Minority interests.......................................                                       (6,852)        (6,852)
                                                                          ---------     ------------   -----------   ------------
         Net income..................................................     $  30,590     $      8,098   $   (32,837)  $      5,851
                                                                          =========     ============   ===========   ============
         Annual capital investment...................................     $   7,451     $        436   $       148   $      8,035
                                                                          =========     ============   ===========   ============
         Total assets................................................     $ 164,727     $     69,308   $    29,460   $    263,495
                                                                          =========     ============   ===========   ============

                                                                    Schedule III
                              SAUL CENTERS, INC.
                   Real Estate and Accumulated Depreciation
                               December 31, 1998
                            (Dollars in Thousands)


                                                                        Costs
                                                                     Capitalized                 Basis at Close of Period
                                                                                     ---------------------------------------------
                                                                      Subsequent                          Buildings
                                                      Initial             to                                 and         Leasehold
                                                       Basis         Acquisition           Land          Improvements    Interests
                                                 -----------------   --------------- ----------------- ----------------- ---------
Shopping Centers
Ashburn Village, Ashburn, VA                             $  11,431         $    404          $  3,738          $  8,097  $    --
Beacon Center, Alexandria, VA                                1,493           13,707                --            14,106    1,094
Belvedere, Baltimore, MD                                       932              456               263             1,125       --
Boulevard, Fairfax, VA                                       4,883               44             3,687             1,240       --
Clarendon, Arlington, VA                                       385              395               635               145       --
Clarendon Station, Arlington, VA                               834               24               425               433       --
Flagship Center, Rockville, MD                                 160                9               169                --       --
French Market, Oklahoma City, OK                             5,781            2,788             1,118             7,451       --
Germantown, Germantown, MD                                   3,576              287             2,034             1,829       --
Giant, Baltimore, MD                                           998              262               422               838       --
The Glen, Lake Ridge, VA                                    12,918              265             5,300             7,883       --
Great Eastern, District Heights., MD                         3,472            8,908             2,264            10,116       --
Hampshire Langley, Langley Park, MD                          3,159            1,600             1,856             2,903       --
Leesburg Pike, Baileys Crossroads, VA                        2,418            4,914             1,132             6,200       --
Lexington Mall, Lexington, KY                                4,868            5,668             2,111             8,425       --
Lumberton Plaza, Lumberton, NJ                               4,400            7,453               950            10,903       --
North Washington, Alexandria, VA                             2,034             (712)              544               778       --
Olney, Olney, MD                                             1,884              884                --             2,768       --
Park Rd., Washington, DC                                       942              215             1,011               146       --
Ravenwood, Baltimore, MD                                     1,245              721               703             1,263       --
Seven Corners, Falls Church, VA                              4,848           37,985             4,913            37,920       --
Shops at Fairfax, Fairfax, VA                                2,708            3,090               992             4,806       --
Southdale, Glen Burnie, MD                                   3,650           14,876                --            17,904      622
Southside Plaza, Richmond, VA                                6,728            3,274             1,878             8,124       --
Sunshine City, Atlanta, GA                                   2,474            1,792               703             3,563       --
Thruway, Winston-Salem, NC                                   4,778            8,995             5,464             8,204      105
Village Center, Centreville, VA                             16,502              602             7,851             9,253       --
West Park, Oklahoma City, OK                                 1,883              528               485             1,926       --
White Oak, Silver Spring, MD                                 6,277            3,422             4,787             4,912       --
                                                 -----------------   --------------- ----------------- ----------------- ---------
    Total Shopping Centers                                 117,661          122,856            55,435           183,261    1,821
                                                 -----------------   --------------- ----------------- ----------------- ---------

Commercial Properties
Avenel Business Park, Gaithersburg, MD                      21,459            6,299             1,802            25,956       --

601 Pennsylvania Ave., Washington DC                         5,479           43,994             5,667            43,806       --
Van Ness Square, Washington, DC                                812           25,648               831            25,629       --
                                                 -----------------   --------------- ----------------- ----------------- ---------
    Total Commercial Properties                             27,750           75,941             8,300            95,391       --
                                                 -----------------   --------------- ----------------- ----------------- ---------

Industrial Property
Crosstown, Tulsa, OK                                         3,454              399               604             3,249       --
                                                 ---------------------------------------------------------------------------------

    Total                                                $ 148,865        $ 199,196         $  64,339         $ 281,901  $ 1,821
                                                 =================================================================================


                                                                                                                        Buildings
                                                   Basis at Close of Period                                                and
                                         --------------------------------------------------
                                                                                                                       Improvements
                                                          Accumulated         Related         Date of        Date       Depreciable
                                            Total         Depreciation          Debt        Construction   Acquired   Lives in Years
                                         ---------------  ---------------     ------------- -------------- ---------- --------------
Shopping Centers
Ashburn Village, Ashburn, VA                  $  11,835         $    954         $  12,291        1994          3/94            40
Beacon Center, Alexandria, VA                    15,200            4,934             3,428    1960 & 1974       1/72         40 & 50
Belvedere, Baltimore, MD                          1,388              669             2,719        1958          1/72            40
Boulevard, Fairfax, VA                            4,927              149               738        1969          4/94            40
Clarendon, Arlington, VA                            780               32               153        1949          7/73            33
Clarendon Station, Arlington, VA                    858               32               201        1949          1/96            40
Flagship Center, Rockville, MD                      169               --               254         --           1/72            --
French Market, Oklahoma City, OK                  8,569            2,796             1,064        1972          3/74            50
Germantown, Germantown, MD                        3,863              317               557        1990          8/93            40
Giant, Baltimore, MD                              1,260              556             2,758        1959          1/72            40
The Glen, Lake Ridge, VA                         13,183              956            10,629        1993          6/94            40
Great Eastern, District Heights., MD             12,380            2,055            11,822    1958 & 1960       1/72            40
Hampshire Langley, Langley Park, MD               4,759            1,549            10,827        1960          1/72            40
Leesburg Pike, Baileys Crossroads, VA             7,332            2,441            12,372        1965          2/66            40
Lexington Mall, Lexington, KY                    10,536            4,140             3,668    1971 & 1974       3/74            50
Lumberton Plaza, Lumberton, NJ                   11,853            5,283             8,729        1975          12/75           40
North Washington, Alexandria, VA                  1,322              142               474        1952          7/73            33
Olney, Olney, MD                                  2,768            1,477             1,219        1972          11/75           40
Park Rd., Washington, DC                          1,157               35               473        1950          7/73            30
Ravenwood, Baltimore, MD                          1,966              569             6,980        1959          1/72            40
Seven Corners, Falls Church, VA                  42,833            8,340            47,251        1956          7/73            33
Shops at Fairfax, Fairfax, VA                     5,798            1,809               848        1975          6/75            50
Southdale, Glen Burnie, MD                       18,526            9,343             3,859    1962 & 1987       1/72            40
Southside Plaza, Richmond, VA                    10,002            4,776            10,463        1958          1/72            40
Sunshine City, Atlanta, GA                        4,266            2,031             1,212        1970          2/76            40
Thruway, Winston-Salem, NC                       13,773            3,546            27,028    1955 & 1965       5/72            40
Village Center, Centreville, VA                  17,104            1,410             9,735        1990          8/93            40
West Park, Oklahoma City, OK                      2,411              852                52        1974          9/75            50
White Oak, Silver Spring, MD                      9,699            2,516            24,967    1958 & 1967       1/72            40
                                         ---------------  ---------------     -------------
    Total Shopping Centers                      240,517           63,709           216,771
                                         ---------------  ---------------     -------------

Commercial Properties
Avenel Business Park, Gaithersburg, MD           27,758            9,646            27,282     1984, 1986    12/84, 8/85     35 & 40
                                                                                               1990 &1998    2/86 & 4/98
601 Pennsylvania Ave., Washington DC             49,473           16,740            37,515        1986          7/73            35
Van Ness Square, Washington, DC                  26,460            9,923             9,055        1990          7/73            35
                                         ---------------  ---------------     -------------
    Total Commercial Properties                 103,691           36,309            73,852
                                         ---------------  ---------------     -------------

Industrial Property
Crosstown, Tulsa, OK                              3,853            1,892                --        1974          10/75           40
                                         --------------------------------------------------

    Total                                     $ 348,061        $ 101,910         $ 290,623
                                         ==================================================


                                                                    SCHEDULE III


                              SAUL CENTERS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998


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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $268,445,000 at December 31, 1998. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 1998 are summarized as follows.


(In thousands)                                          1998              1997             1996
-----------------------------------------------     ------------      ------------      -----------
Total real estate investments:

Balance, beginning of year                          $    335,268      $    329,664      $    321,662
                      Improvements                        14,784            17,785            15,177
                      Retirements                          1,991            12,181             7,175
                                                    ------------      ------------      ------------
Balance, end of year                                $    348,061      $    335,268      $    329,664
                                                    ============      ============      ============

Total accumulated depreciation:

Balance, beginning of year                          $     92,615      $     94,965      $     92,237
                  Depreciation expense                    10,409             9,797            10,860
                  Retirements                              1,114            12,147             8,132
                                                    ------------      ------------      ------------
Balance, end of year                                $    101,910      $     92,615      $     94,965
                                                    ============      ============      ============

----------------------------------------------------------------------------------------------------