Form 10-Q
period 1999-03-31
SAUL CENTERS INC
filed 1999-05-14
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED March 31, 1999

                         COMMISSION FILE NUMBER 1-12254

                               SAUL CENTERS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                  52-1833074
 ---------------------------------        --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification Number
   incorporation or organization)

              8401 Connecticut Avenue, Chevy Chase, Maryland 20815
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code (301) 986-6200
                                                           --------------

        Number of shares outstanding of each of the registrant's classes of common stock, as of May 7, 1999:

               Common Stock par value $0.01 per share: 13,074,000
--------------------------------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                       YES |X|               NO |_|

                               SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION                                             Page
                                                                          ----
Item 1. Financial Statements (Unaudited)

      (a) Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1998...........................................      4

      (b) Consolidated Statements of Operations for the three months
          ended March 31, 1999 and 1998...............................      5

      (c) Consolidated Statements of Stockholders' Equity as of
          March 31, 1999 and December 31, 1998........................      6

      (d) Consolidated Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998...............................      7

      (e)  Notes to Consolidated Financial Statements.................      8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a)  Liquidity and Capital Resources............................      16

      (b) Results of Operations

          Three months ended March 31, 1999 compared to three months
          ended March 31, 1998........................................      21


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........      24

Item 6. Exhibits and Reports on Form 8-K..............................      24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

      In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 1998, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              March 31,  December 31,
(Dollars in thousands)                                           1999       1998
-------------------------------------------------------------------------------------

Assets

  Real estate investments
    Land                                                      $  63,795    $  64,339
    Buildings and equipment                                     286,654      283,722
                                                              ---------    ---------
                                                                350,449      348,061
    Accumulated depreciation                                   (104,472)    (101,910)
                                                              ---------    ---------
                                                                245,977      246,151
    Construction in progress                                      8,941        4,506
    Cash and cash equivalents                                     2,061        2,395
    Accounts receivable and accrued income, net                   5,661        6,347
    Prepaid expenses                                              6,600        6,873
    Deferred debt costs, net                                      3,510        3,604
    Other assets                                                  2,494        1,158
                                                              ---------    ---------
            Total assets                                      $ 275,244    $ 271,034
                                                              =========    =========

Liabilities

  Notes payable                                               $ 291,781    $ 290,623
  Accounts payable, accrued expenses and other liabilities       16,423       14,856
  Deferred income                                                 2,794        2,839
                                                              ---------    ---------
            Total liabilities                                   310,998      308,318
                                                              ---------    ---------

Minority interests                                                   --           --
                                                              ---------    ---------

Stockholders' equity (deficit)

  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 12,957,468 and 12,836,378 shares issued and
    outstanding, respectively                                       130          129
  Additional paid-in capital                                     35,451       31,967
  Accumulated deficit                                           (71,335)     (69,380)
                                                              ---------    ---------
            Total stockholders' equity (deficit)                (35,754)     (37,284)
                                                              ---------    ---------
            Total liabilities and stockholders' equity        $ 275,244    $ 271,034
                                                              =========    =========

        The accompanying notes are an integral part of these statements

Saul Centers, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                For the Three Months
                                                                  Ended March 31,
(Dollars in thousands, except per share amounts)                  1999        1998
-------------------------------------------------------------------------------------

Revenue

  Base rent                                                   $  14,333    $  13,471
  Expense recoveries                                              2,448        2,320
  Percentage rent                                                   780          799
  Other                                                             403          553
                                                              ---------    ---------
            Total revenue                                        17,964       17,143
                                                              ---------    ---------

Operating expenses
  Property operating expenses                                     1,936        1,971
  Provision for credit losses                                        61           40
  Real estate taxes                                               1,534        1,422
  Interest expense                                                5,530        5,604
  Amortization of deferred debt expense                             103          101
  Depreciation and amortization                                   2,897        2,725
  General and administrative                                        862          802
                                                              ---------    ---------
            Total operating expenses                             12,923       12,665
                                                              ---------    ---------
Net income before minority interests                              5,041        4,478
                                                              ---------    ---------

Minority interests
  Minority share of income                                       (1,381)      (1,012)
  Distributions in excess of earnings                              (540)        (701)
                                                              ---------    ---------
            Total minority interests                             (1,921)      (1,713)
                                                              ---------    ---------
Net income                                                    $   3,120    $   2,765
                                                              =========    =========

Net income per share (basic and dilutive)

  Net income before minority interests                        $    0.28    $    0.27
                                                              =========    =========

  Net income                                                  $    0.24    $    0.22
                                                              =========    =========

        The accompanying notes are an integral part of these statements

Saul Centers, Inc.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                            Additional
                                                   Common    Paid-in    Accumulated
(Dollars in thousands, except per share amounts)   Stocks    Capital      Deficit         Total
-------------------------------------------------------------------------------------------------

Stockholders' equity (deficit):

  Balance, December 31, 1997                     $     124   $  20,447   $ (58,625)     $ (38,054)

    Issuance of 408,233 shares of
      common stock                                       5       6,629          --          6,634
    Issuance of 405,532 convertible
      limited partnership units in the
      Operating Partnership                             --       4,891          --          4,891
    Net income                                          --          --       9,129          9,129
    Distributions ($1.17 per share)                     --          --     (14,899)       (14,899)
    Distributions payable ($.39 per share)              --          --      (4,985)        (4,985)
                                                 ---------   ---------   ---------      ---------

  Balance, December 31, 1998                           129      31,967     (69,380)       (37,284)

    Issuance of 121,090 shares of
      common stock                                       1       1,702          --          1,703
    Issuance of 126,702 convertible
      limited partnership units in the
      Operating Partnership                             --       1,782          --          1,782
    Net income                                          --          --       3,120          3,120
    Distributions payable ($.39 per share)              --          --      (5,075)        (5,075)
                                                 ---------   ---------   ---------      ---------

Balance, March 31, 1999                          $     130   $  35,451   $ (71,335)     $ (35,754)
                                                 =========   =========   =========      =========

        The accompanying notes are an integral part of these statements

Saul Centers, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Three Months
                                                                   Ended March 31,
(Dollars in thousands)                                            1999         1998
-------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                  $   3,120    $   2,765
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                        1,921        1,713
        Depreciation and amortization                             3,000        2,826
        Provision for credit losses                                  61           40
        Decrease (increase) in accounts receivable                  625         (334)
        Decrease (increase) in prepaid expenses                     (62)         122
        Increase in other assets                                 (1,336)      (1,508)
        Increase in accounts payable and other liabilities        1,567        1,146
        Increase (decrease) in deferred income                      (45)         592
                                                              ---------    ---------
              Net cash provided by operating activities           8,851        7,362
                                                              ---------    ---------

Cash flows from investing activities:
  Additions to real estate investments                           (2,932)      (1,412)
  Additions to construction in progress                          (3,891)        (794)
                                                              ---------    ---------
            Net cash used in investing activities                (6,823)      (2,206)
                                                              ---------    ---------

Cash flows from financing activities:
  Proceeds from notes payable                                     5,808        4,500
  Repayments on notes payable                                    (4,650)      (3,280)
  Additions to deferred debt expense                                 (9)         (13)
  Proceeds from the issuance of common stock and
    convertible limited partnership units in
    the Operating Partnership                                     3,485        1,591
  Distributions to common stockholders and holders
    of convertible limited partnership units in
    the Operating Partnership                                    (6,996)      (6,582)
                                                              ---------    ---------
            Net cash used in financing activities                (2,362)      (3,784)
                                                              ---------    ---------

Net increase (decrease) in cash                                    (334)       1,372
Cash, beginning of period                                         2,395          688
                                                              ---------    ---------
Cash, end of period                                           $   2,061    $   2,060
                                                              =========    =========

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

Formation and Structure of Company

      Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. Since its formation, the Company has purchased three additional community and neighborhood shopping center properties, an office property and purchased a land parcel which it developed into a community shopping center. The Company is currently in the predevelopment and approval process of converting an under-performing shopping center to an industrial / warehouse use. Therefore, as of March 31, 1999, the Company's properties (the "Current Portfolio Properties") consisted of 29 operating shopping center properties (the "Shopping Centers"), a property planned to be converted to an industrial / warehouse facility (the "Industrial Property") and four predominantly office properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

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

      A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the 29 Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 1998, no single shopping center accounted for more than 11.4% of the total shopping center gross leasable area. Only one retail tenant, Giant Food at 7.1%, accounted for more than 1.7% of the Company's 1998 total revenues. No office tenant other than the United States General Service Administration, at 10.4%, accounted for more than 1.8% of 1998 total revenues.

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

      Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Interest expense capitalized during the three month periods ended March 31, 1999 and 1998, was $133,000 and $34,000, respectively.

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

Accounts Receivable and Accrued Income

      Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at March 31, 1999 accounts receivable included $1,472,000, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $718,000 at March 31, 1999.

Deferred Debt Costs

      Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $693,000 at March 31, 1999.

Revenue Recognition

      Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period the expenses are incurred. Additional rental income based on tenant's revenues ("percentage rent") is accrued at the time a tenant reports sales exceeding a specified breakpoint.

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

Per Share Data

      Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, that is, assuming the limited partners exercise their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 17,800,000 and 16,887,000, for the quarters ended March 31, 1999 and 1998, respectively. Per share data relating to net income after minority interests is computed using weighted average shares of 12,917,000 and 12,494,000, for the quarters ended March 31, 1999 and 1998, respectively.

Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

      The Saul Organization has a 27.5% limited partnership interest, represented by 4,925,000 convertible limited partnership units in the Operating Partnership, as of March 31, 1999. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The impact of The Saul Organization's 27.5% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying financial statements.

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan"), for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees to be earned subsequent to the election. A director has the option to have deferred director's fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock. If the director elects to have the deferred fees paid in stock, the number of shares allocated to the director is determined based on the market value of the common stock on the day the deferred director's fee was earned. The Company has registered 70,000 shares for use under the Plan, all of which were authorized at March 31, 1999. As of March 31, 1999, 59,000 shares had been credited to the directors' deferred fee accounts.

  Each director that served on the Board of Directors of the Company as of February 22, 1999, the record date for the Company's Annual Meeting of Stockholders, received as additional compensation, an award of 100 shares of the Company's common stock on April 23, 1999. These shares may not be deferred and are restricted from transfer by the directors for a period of twelve months following the award date.

New Accounting Pronouncements

      In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. The Company adopted this standard in the first quarter of 1998. The Company had no comprehensive income during the three month period ended March 31, 1999.

      In September 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Disclosures required by this new standard are presented in Note 6.

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

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Change In Accounting Method

      On May 21, 1998, the EITF discussed Issue 98-9 "Accounting for Contingent Rent In Interim Financial Periods" and reached a consensus that lessors should defer the accounting recognition of contingent rent, such as percentage rent, until the specific tenant sales breakpoint is achieved. The Company's prior accounting method, which was permitted under generally accepted accounting principles, recognized percentage rent when a tenant's achievement of its sales breakpoint was considered probable. This EITF consensus was implemented retroactively to January 1, 1998, as a change in accounting method. The new accounting method is not expected to materially affect the amount of percentage rent income reported on an annual basis, but is expected to have an impact on the recognition of percentage rent income reported on a quarterly basis by increasing revenues the Company reports in the first and fourth quarters and decreasing revenues reported in the second and third quarters. The change in accounting method has no impact on the Company's cash flows. The comparative three month period financial statements ending March 31, 1998 have not been restated. Had the accounting method been retroactively applied, net income for the three month period ended March 31, 1998 would have been $2,179,000.

3. Construction In Progress

      Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 1999 and December 31, 1998 are as follows:

      Construction in Progress
      ------------------------
            (In thousands)                     March 31, 1999  December 31, 1998
                                               --------------  -----------------

      Avenel Business Park V ...............           $3,371          $2,800
      North WashingtonSt ...................            2,361              --
      Shops At Fairfax .....................            2,091             702
      French Market ........................              980             949
      Other ................................              138              55
                                                       ------          ------
      Total ................................           $8,941          $4,506
                                                       ======          ======

4. Notes Payable

      Notes payable totaled $291.8 million at March 31, 1999, of which $271.2 million (92.9%) was fixed rate debt and $20.8 million (7.1%) was floating rate debt. As of March 31, 1999, the Company had a $60 million unsecured revolving credit facility with outstanding borrowings of $19.5 million and additional borrowing availability of $40.5 million. The facility requires monthly interest payments at a rate of LIBOR plus 1.5%.

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

      As of March 31, 1999, the Company had a $38.0 million construction loan secured by the new North Washington Street development in Alexandria, Virginia, with outstanding borrowings of $1.3 million. The facility requires monthly interest payments at a rate of LIBOR plus 1.9%.

      As of March 31, 1999, the scheduled maturities of all debt for years ending December 31, were as follows:

      Debt Maturity Schedule
      ----------------------
           (In thousands)

      April 1 through December 31, 1999................                $  3,606
      2000.............................................                  25,148
      2001.............................................                   6,057
      2002.............................................                   7,043
      2003.............................................                   6,215
      2004.............................................                  16,078
      Thereafter.......................................                 227,634
                                                                       --------
      Total.............................................               $291,781
                                                                       ========

5. Shareholders' Equity and Minority Interests

      These financial statements are prepared in conformity with generally accepted accounting principles and accordingly do not report the current value of the Company's real estate assets. The Shareholders' Equity reported on the Consolidated Balance Sheets does not reflect any increase in the value resulting from the difference between the current value and the net book value of the Company's assets. Therefore, Shareholders' Equity reported on the Consolidated Balance Sheets does not reflect the market value of stockholders' investment in the Company.

      The Consolidated Statement of Operations for the three months ended March 31, 1999 includes a charge for minority interests of $1,921,000 consisting of $1,381,000 related to The Saul Organization's share of the net income for the 1999 quarter and $540,000 related to distributions to minority interests in excess of allocated net income for the 1999 quarter. The charge for the three month period ended March 31, 1998 of $1,713,000 consists of $1,012,000 related to The Saul Organization's share of net income for the 1998 quarter, and $701,000 related to distributions to minority interests in excess of allocated net income for the 1998 quarter.

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

6. Business Segments

The company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies of the segments presented below are the same as those described in the summary of significant accounting policies (see Note
1). The Company evaluates performance based upon income train real estate for the combined properties in each segment.

(Dollars in thousands)                            Shopping       Office      Corporate   Consolidated
                                                   Centers     Properties   and Other(1)    Totals
                                                   -------     ----------   ------------    ------
            Quarter ended March 31, 1999
Real estate rental operations:
  Revenues ....................................   $  13,397    $   4,566    $       1    $  17,964
  Expenses ....................................      (2,408)      (1,121)          (2)      (3,531)
                                                  ---------    ---------    ---------    ---------
Income from Real Estate .......................      10,989        3,445           (1)      14,433
  Interest expense & amortization of debt costs                                (5,633)      (5,633)
  General and administrative ..................                                  (862)        (862)
                                                  ---------    ---------    ---------    ---------
Subtotal ......................................      10,989        3,445       (6,496)       7,938
  Depreciation and amortization ...............      (2,004)        (871)         (22)      (2,897)
  Minority interests ..........................                                (1,921)      (1,921)
                                                  ---------    ---------    ---------    ---------
Net income ....................................   $   8,985    $   2,574       (8,439)   $   3,120
                                                  =========    =========    =========    =========
Capital investment ............................   $   5,420    $   1,298    $     105    $   6,823
                                                  =========    =========    =========    =========
Total assets ..................................     182,210    $  70,609    $  22,425    $ 275,244
                                                  =========    =========    =========    =========

            Quarter ended March 31, 1998
Real estate rental operations:
   Revenues ...................................   $  12,668    $   4,417    $      58    $  17,143
   Expenses ...................................      (2,374)      (1,058)          (1)      (3,433)
                                                  =========    =========    =========    =========
Income from Real Estate                              10,294        3,359           57       13,710
   Interest expense & amortization of debt
    costs .....................................                                (5,705)      (5,705)
   General and administrative .................                                  (802)        (802)
                                                  ---------    ---------    ---------    ---------
Subtotal ......................................      10,294        3,359       (6,450)       7,203
   Depreciation and amortization ..............      (1,823)        (869)         (33)      (2,725)
   Minority interests .........................                                (1,713)      (1,713)
                                                  ---------    ---------    ---------    ---------
Net income ....................................   $   8,471    $   2,490    $  (8,196)   $   2,765
                                                  =========    =========    =========    =========
Capital investment ............................   $   1,241    $     945    $      20    $   2,206
                                                  =========    =========    =========    =========
Total Assets ..................................   $ 174,218    $  67,092    $  22,077    $ 263,387
                                                  =========    =========    =========    =========

      (1)   Includes the Industrial Property, Crosstown

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers") and, together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner (the "Company"), as of March 31, 1999 and for the three month period ended March 31, 1999.

Liquidity and Capital Resources

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

      Management believes that the Company's current capital resources, which includes the Company's credit line of which $40,500,000 was available for borrowing as of March 31, 1999, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information

      For the first quarter of 1999, the Company reported Funds From Operations ("FFO") of $7,938,000. This represents an 7.4% increase over the comparable 1998 period's FFO of $7,388,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary and nonrecurring items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
------------------------------
          (In thousands)
                                                 For the Three Months Ended March 31,
                                                 ------------------------------------
                                                                1999       1998
                                                                ----       ----
Net income before minority interests.......................   $5,041     $4,478
  Add:
    Depreciation and amortization of real property.........    2,897      2,725
                                                              ------     ------
                                                               7,938      7,203
    Retroactive impact of change in accounting method (1)..        -        185
                                                              ------     ------

Funds From Operations......................................   $7,938     $7,388
                                                              ======     ======

      (1) Retroactive to January 1, 1998, the Company began recognition of percentage rental income in accordance with a new accounting pronouncement. The 1998 first quarter FFO amounts previously reported have been increased $185,000 to provide comparability.

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

      Cash flow from operating activities, financing activities and investing activities for the three months ended March 31, 1999 and 1998 are as follows:

Cash Flow provided by (used in):
--------------------------------
           (In thousands)
                                            For the Three Months Ended March 31,
                                            ------------------------------------

                                                               1999       1998
                                                               ----       ----
Operating activities...................................       $8,851     $7,362

Investing activities...................................       -6,823     -2,206

Financing activities...................................       -2,362     -3,784

Capital Strategy and Financing Activity

      The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value.

      In January 1999, the Company closed a $38 million construction loan, which is anticipated to fully fund the development costs associated with the 230,000 square foot North Wasington Street mixed-use office/retail complex, which the Company is constructing in Old Town Alexandria, Virginia. The loan has an initial three year term with an interest rate of LIBOR plus 1.90%, with the spread over LIBOR declining as leasing of the office and retail space proceeds. As of April 30, 1999, outstanding borrowings on this construction loan totaled $1.8 million.

      As of April 30, 1999, outstanding borrowings on the Company's $60 million unsecured credit line totaled $21.5 million, leaving $38.5 million of credit availability. The Company has fixed interest rates on approximately 92% of its total debt outstanding, which now has a weighted remaining term of approximately 12 years.

Redevelopment, Renovations and Acquisitions

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

      The Company has completed construction on a facade renovation and is retenanting a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. Leasing and occupancy of the first three new spaces, a 41,000 square foot Bed, Bath and Beyond, an 8,000 square foot Lakeshore Learning, a children's educational toy store and an 8,000 square foot BridesMart formal wear retailer were completed in 1998. During the first quarter of 1999, the Company signed a lease with a 25,000 square foot Staples office supply store, which leaves only 21,000 square feet remaining to lease. Staples is scheduled to open in late summer of 1999.

      The Company is redeveloping the Beacon Center, located along Route 1 in Alexandria, Virginia. Beacon Center's central enclosed mall area was demolished and construction has commenced on a 148,000 square foot Lowe's home improvement and garden center store, which is scheduled to open in the summer of 1999. The center's other tenants include anchors Giant Food, Marshalls and Office Depot, with a complement of small shop space and restaurants. The 356,000 square feet Beacon Center is now 100% leased. In addition to the new home improvement store, 8,000 square feet of new small shop space adjacent to Lowe's and Giant was constructed in late 1998 and is fully occupied.

      The Company commenced another significant redevelopment during 1998 when it signed a lease with SuperFresh for a new 53,000 square foot grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A portion of the shopping center which includes a small enclosed mall was demolished to allow SuperFresh to occupy a new building, with construction projected to be completed in the fall of 1999. An additional 7,500 square feet of shop space is being constructed adjacent to the supermarket. The facade of the adjacent Boulevard shopping center, also owned by the Company, is being renovated and modernized. This renovation was driven by a new 12,000 square foot lease with Party City, scheduled to open during May 1999, which replaced a previous lease with below market rents. Redevelopment plans also include new landscaping and a more efficient parking scheme, which should enhance the property as a desirable neighborhood shopping center.

      Office development and acquisition activities will be an integral part of the Company's focus during 1999. In July 1998, the Company began development of approximately 27,000 square feet of additional office / flex space at Avenel Business Park on excess land that it owns. Construction of this new project (Avenel V) was substantially completed during January 1999. Approximately 46% of the space is leased, while leases are in negotiation for a portion of the remaining space. Including this new development, Avenel Business Park is currently over 95% leased.

      In February 1999, the Company announced the development of a new 230,000 square foot Class A mixed-use office / retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project is well located on a two-acre site along Alexandria's main street. Demolition of the Company's existing 41,500 square foot building, formerly leased to Mastercraft furniture, was completed in March 1999. Site excavation is currently in progress. Construction is scheduled to be completed by the summer of 2000. Two twin four-story buildings will feature a brick and cast stone exterior facade with a glass curtain wall overlooking a spacious courtyard. Amenities will include 3-story atrium lobbies, a fitness center, concierge service, a 600 space parking structure and the latest computerized energy management system. The street level will have 45,000 square feet of retail space. Office space totals approximately 185,000 square feet, with the top floor containing walkout terraces.

Portfolio Leasing Status

      At March 31, 1999, the portfolio consisted of twenty-nine Shopping Centers, four Office Properties and one Industrial Property, all of which are located in seven states and the District of Columbia. The Office Properties consist of one office property and one office/retail property, both located in the District of Columbia, and one research park located in a Maryland suburb of Washington, D.C.

      At March 31, 1999, 91.5 % of the Company's 5.9 million square feet of leasable space was leased to tenants, as compared to 89.2 % at March 31, 1998. The shopping center portfolio was 94.5 % leased at March 31, 1999 versus 91.8 % as of March 31, 1998. The Office Properties were 95.6 % leased at March 31, 1999 compared to 94.0 % as of March 31, 1998. The overall improvement in the 1999 leasing was primarily caused by the Company's successful leasing at recently renovated shopping centers: Seven Corners, Great Eastern and Beacon Center as well as improved leasing at the Van Ness Square office property.

Results of Operations

      The following discussion compares the results of the Company for the three month periods ended March 31, 1999 and 1998, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Revenues for the three month period ended March 31, 1999 (the "1999 Quarter"), totaled $17,964,000 compared to $17,143,000 for the comparable quarter in 1998 (the "1998 Quarter"). Had the Company retroactively applied the change in accounting method required by EITF 98-9, total revenues for the 1998 Quarter would have been $17,328,000. The 1999 Quarter's increase on this comparable basis was $636,000 (3.7%).

      Base rent was $14,333,000 for the 1999 Quarter, compared to $13,471,000 for the 1998 Quarter, representing an increase of $862,000 (6.4%). The increase in base rent resulted primarily from new leases at Seven Corners, Ravenwood and Avenel IV (which was acquired in April 1998) for the 1999 Quarter that were not present during the 1998 Quarter.

      Expense recoveries were $2,448,000 for the 1999 Quarter compared to $2,320,000 for the comparable 1998 Quarter, representing an increase of $128,000 (5.5%). Recovery income increased primarily as a result of new leases in place during 1999 at Seven Corners, Beacon Center, Southside and Avenel IV.

      Percentage rent was $780,000 in the 1999 Quarter, compared to $799,000 in the 1998 Quarter. Had the Company retroactively applied the change in accounting method required by EITF 98-9, percentage rent for the 1998 Quarter would have been $984,000. The 1999 Quarter's decrease would have been $204,000 (20.7%). The decrease in percentage rent resulted primarily from the rollover of a Ravenwood anchor lease into higher paying base rent in lieu of percentage rent.

      Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $403,000 in the 1999 Quarter, compared to $553,000 in the 1998 Quarter, representing a decrease of $150,000 (27.1%). The decrease in other income resulted primarily from a lease termination payment collected at Avenel Business Park during the 1998 Quarter.

      Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, decreased $35,000 (1.8%) to $1,936,000 in the 1999 Quarter from $1,971,000 in the 1998
Quarter. The expense decrease resulted in part from reduced property payroll expense due to the elimination of maintenance positions associated with former shopping mall space converted into strip shopping area and reduced legal expenses connected with collections of tenant receivables.

      The provision for credit losses increased $21,000 (52.5%) to $61,000 in the 1999 Quarter from $40,000 in the 1998 Quarter.

      Real estate taxes increased $112,000 (7.9%) to $1,534,000 in the 1999 Quarter from $1,422,000 in the 1998 Quarter. The increase resulted from higher taxes imposed primarily upon Seven Corners and to a lesser extent several of the Company's other Virginia properties.

      Interest expense of $5,530,000 for the 1999 Quarter represented a decrease of $74,000 (1.3 %) from $5,604,000 reported for the 1998 Quarter.

      Amortization of deferred debt expense increased $2,000 (2.0%) to $103,000 in the 1999 Quarter from $101,000 in the 1998 Quarter.

      Depreciation and amortization expense increased $172,000 (6.3%) from $2,725,000 in the 1998 Quarter to $2,897,000 in the 1999 Quarter, primarily as a result of depreciation attributable to recently completed redevelopments and renovations.

      General and administrative expense, which consists of payroll, administrative and other overhead expense, was $862,000 for the 1999 Quarter, an increase of $60,000 (7.5%) over the 1998 Quarter. The increase in 1999 expenses compared to 1998 resulted from increases in payroll and state income tax expenses.

Year 2000 Issue

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

      The Company's property management staff has conducted a comprehensive review of its non-IT systems at its shopping centers and office buildings to determine whether any computer hardware and software in mechanical systems (i.e. escalators, elevators, security, heating, ventilating and air conditioning systems, etc.) are not year 2000 compliant. Work has commenced on repairs and replacements required to make the Company's non-IT systems year 2000 compliant. Management has determined that the costs will be less than $100,000 and will be completed prior to July 1999.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

            On April 23, 1999, the Company held its Annual Meeting of Stockholders, at which Messrs. B. Francis Saul II, Mark Sullivan III, James W. Symington and John R Whitmore were reelected to the Board of Directors, for three year terms expiring at the 2002 Annual Meeting, each receiving in excess of 90% of the votes of the approximately 12,957,000 shares outstanding and eligible to vote at the meeting. The terms of the remaining Board members did not expire as of the April 23, 1999 meeting and such individuals continue as directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

      Exhibits

      3.(a) First Amended and Restated Articles of Incorporation of Saul
            Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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

     10.(a) First Amended and Restated Agreement of Limited Partnership of Saul
            Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1998 Quarterly Report of the Company is hereby incorporated by reference.

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

      (k) Deferred Compensation Plan for Directors dated as of December 13, 1993 as filed as Exhibit 10.(r) of the 1995 Annual Report of the Company on Form 10-K, as amended and restated by the Deferred Compensation and Stock Plan for Directors, dated as of March 18, 1999, filed herewith.

      (l) Deed of Trust, Assignment of Rents, and Security Agreement dated as of September 9, 1994 by and between Saul Holdings Limited Partnership and Ameribanc Savings Bank, FSB as filed as Exhibit 10.(t) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

      (m) Deed of Trust Note dated as of January 22, 1996 by and between Saul Holdings Limited Partnership and Clarendon Station Limited Partnership, filed as Exhibit 10.(s) of the March 31, 1998 Quarterly Report of the Company, is hereby incorporated by reference.

      (n) Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1998 Quarterly Report of the Company, is hereby incorporated by reference.

      (o) Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1998 Quarterly Report of the Company, is hereby incorporated by reference.

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

      (r) Construction Loan Agreement dated as of January 11, 1999 by and between Saul Holdings Limited Partnership and Saul Centers, Inc. as Borrower and Wells Fargo Bank, National Association, as Lender, is filed herewith.

      (s) Promissory Note dated as of January 11, 1999 by and between Saul Holdings Limited Partnership and Saul Centers, Inc. as Borrower and Wells Fargo Bank, National Association, as Lender, is filed herewith.

27. Financial Data Schedule

99. Schedule of Portfolio Properties

      Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SAUL CENTERS, INC.
                                         (Registrant)


  Date: May 11, 1999                     /s/ Philip D. Caraci
       ----------------------            ---------------------------------------
                                         Philip D. Caraci, President


  Date: May 11, 1999                     /s/ Scott V. Schneider
       ----------------------            ---------------------------------------
                                         Scott V. Schneider
                                         Senior Vice President, Chief Financial
                                         Officer