Form 10-Q
period 1999-06-30
SAUL CENTERS INC
filed 1999-08-13
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED June 30, 1999
                                          -------------


                         COMMISSION FILE NUMBER 1-12254
                                                -------


                               SAUL CENTERS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



             Maryland                               52-1833074
  -------------------------------      --------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number
   incorporation or organization)


             8401 Connecticut Avenue,  Chevy Chase, Maryland  20815
             ------------------------------------------------------
               (Address of principal executive office) (Zip Code)


       Registrant's telephone number, including area code  (301) 986-6200
                                                           --------------


            Number of shares outstanding of each of the registrant's
                classes of common stock, as of August 10, 1999:


              Common Stock par value $0.01 per share:  13,198,219
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

                               SAUL CENTERS, INC.

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          --------------------------------

          (a)  Consolidated Balance Sheets as of June 30, 1999 and
               December 31, 1998.........................................     4

          (b)  Consolidated Statements of Operations for the three months
               and six months ended June 30, 1999 and 1998...............     5

          (c)  Consolidated Statements of Stockholders' Equity as of
               June 30, 1999 and December 31, 1998.......................     6

          (d)  Consolidated Statements of Cash Flows for the six months
               ended June 30, 1999 and 1998..............................     7

          (e)  Notes to Consolidated Financial Statements................     8


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          (a)  Liquidity and Capital Resources...........................    17

          (b)  Results of Operations

               Three months ended June 30, 1999 compared to three months
               ended June 30, 1998.......................................    22

               Six months ended June 30, 1999 compared to six months
               ended June 30, 1998.......................................    23


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................    26
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

Saul Centers, Inc.

                                                CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                              June 30,   December 31,
(Dollars in thousands)                                                                          1999        1998
-----------------------------------------------------------------------------------------------------------------------
Assets

    Real estate investments
      Land                                                                                  $   63,795   $   64,339
      Buildings and equipment                                                                  288,779      283,722
                                                                                            -----------  -----------
                                                                                               352,574      348,061
      Accumulated depreciation                                                                (107,102)    (101,910)
                                                                                            -----------  -----------
                                                                                               245,472      246,151
    Construction in progress                                                                    13,924        4,506
    Cash and cash equivalents                                                                    2,001        2,395
    Accounts receivable and accrued income, net                                                  4,796        6,347
    Prepaid expenses                                                                             6,410        6,873
    Deferred debt costs, net                                                                     3,408        3,604
    Other assets                                                                                 3,200        1,158
                                                                                            -----------  -----------
              Total assets                                                                  $  279,211   $  271,034
                                                                                            ===========  ===========

Liabilities

    Notes payable                                                                           $  294,211   $  290,623
    Accounts payable, accrued expenses and other liabilities                                    16,928       14,856
    Deferred income                                                                              2,339        2,839
                                                                                            -----------  -----------
              Total liabilities                                                                313,478      308,318
                                                                                            -----------  -----------

Minority interests                                                                                  --           --
                                                                                            -----------  -----------

Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 13,074,829 and 12,836,378 shares issued and
      outstanding, respectively                                                                    131          129
    Additional paid-in capital                                                                  39,073       31,967
    Accumulated deficit                                                                        (73,471)     (69,380)
                                                                                            -----------  -----------
              Total stockholders' equity (deficit)                                             (34,267)     (37,284)
                                                                                            -----------  -----------

              Total liabilities and stockholders' equity                                    $  279,211   $  271,034
                                                                                            ===========  ===========

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                   For the Three Months     For the Six Months
                                                                       Ended June 30,          Ended June 30,
(Dollars in thousands, except per share amounts)                     1999        1998        1999         1998
----------------------------------------------------------------------------------------------------------------
Revenue
    Base rent                                                     $  14,467   $  13,990   $  28,800   $  27,461
    Expense recoveries                                                2,433       2,394       4,881       4,714
    Percentage rent                                                     250         423       1,030       1,407
    Other                                                               870         698       1,273       1,251
                                                                  ----------  ----------  ----------  ----------
              Total revenue                                          18,020      17,505      35,984      34,833
                                                                  ----------  ----------  ----------  ----------

Operating expenses
    Property operating expenses                                       1,899       1,915       3,835       3,886
    Provision for credit losses                                          64         112         125         152
    Real estate taxes                                                 1,626       1,564       3,160       2,986
    Interest expense                                                  5,568       5,672      11,098      11,276
    Amortization of deferred debt expense                               105         108         208         209
    Depreciation and amortization                                     2,892       2,923       5,789       5,648
    General and administrative                                          935         885       1,797       1,687
                                                                  ----------  ----------  ----------  ----------
              Total operating expenses                               13,089      13,179      26,012      25,844
                                                                  ----------  ----------  ----------  ----------

Operating income                                                      4,931       4,326       9,972       8,989

Non-operating item
  Sales of interest rate protection agreements                           --          --          --          --
                                                                  ----------  ----------  ----------  ----------

Operating income                                                      4,931       4,326       9,972       8,989

Cumulative effect of change in accounting method                         --          --          --        (771)
                                                                  ----------  ----------  ----------  ----------

Net income before minority interests                                  4,931       4,326       9,972       8,218
                                                                  ----------  ----------  ----------  ----------

Minority interests
    Minority share of income                                         (1,371)     (1,149)     (2,752)     (2,161)
    Distributions in excess of earnings                                (596)       (678)     (1,136)     (1,379)
                                                                  ----------  ----------  ----------  ----------
              Total minority interests                               (1,967)     (1,827)     (3,888)     (3,540)
                                                                  ----------  ----------  ----------  ----------


Net income                                                        $   2,964   $   2,499   $   6,084   $   4,678
                                                                  ==========  ==========  ==========  ==========

Net income per share (basic and dilutive)
    Operating income                                              $    0.28   $    0.27   $    0.56   $    0.27
    Cumulative effect of change in accounting method                     --          --          --          --
                                                                  ----------  ----------  ----------  ----------

    Net income before minority interests                          $    0.28   $    0.25   $    0.56   $    0.48
                                                                  ==========  ==========  ==========  ==========

    Net income                                                    $    0.23   $    0.20   $    0.47   $    0.37
                                                                  ==========  ==========  ==========  ==========

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (Unaudited)

                                                                             Additional
                                                                   Common     Paid-in    Accumulated
(Dollars in thousands, except per share amounts)                   Stock      Capital      Deficit       Total
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

    Balance, December 31, 1997                                    $    124   $  20,447   $  (58,625)  $  (38,054)

      Issuance of 408,233 shares of
        common stock                                                     5       6,629           --        6,634
      Issuance of 405,532 convertible
        limited partnership units in the
        Operating Partnership                                           --       4,891           --        4,891
      Net income                                                        --          --        9,129        9,129
      Distributions ($1.17 per share)                                   --          --      (14,899)     (14,899)
      Distributions payable ($.39 per share)                            --          --       (4,985)      (4,985)
                                                                  ---------  ----------  -----------  -----------

    Balance, December 31, 1998                                         129      31,967      (69,380)     (37,284)

      Issuance of 121,090 shares of
        common stock                                                     1       1,702           --        1,703
      Issuance of 126,702 convertible
        limited partnership units in the
        Operating Partnership                                           --       1,782           --        1,782
      Net income                                                        --          --        3,120        3,120
      Distributions payable ($.39 per share)                            --          --       (5,075)      (5,075)
                                                                  ---------  ----------  -----------  -----------

    Balance, March 31, 1999                                            130      35,451      (71,335)     (35,754)

      Issuance of 117,361 shares of
        common stock                                                     1       1,791           --        1,792
      Issuance of 119,887 convertible
        limited partnership units
        Operating Partnership                                           --       1,831           --        1,831
      Net income                                                        --          --        2,964        2,964
      Distributions payable ($.39 per share)                            --          --       (5,100)      (5,100)
                                                                  ---------  ----------  -----------  -----------

    Balance, June 30, 1999                                        $    131   $  39,073   $  (73,471)  $  (34,267)
                                                                  =========  ==========  ===========  ===========

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                           For the Six Months
                                                                                              Ended June 30,
(Dollars in thousands)                                                                      1999         1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                              $   6,084   $   4,678
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                                    3,888       3,540
        Cumulative effect of change in
              accounting method                                                                  --         771
        Depreciation and amortization                                                         5,997       5,857
        Provision for credit losses                                                             125         152
        Decrease in accounts receivable                                                       1,426       1,642
        Increase in prepaid expenses                                                           (134)       (382)
        Increase in other assets                                                             (2,042)     (1,443)
        Increase in accounts payable and other liabilities                                    2,072         618
        Decrease in deferred income                                                            (500)       (221)
        Other, net                                                                               --         (37)
                                                                                          ----------  ----------
              Net cash provided by operating activities                                      16,916      15,175
                                                                                          ----------  ----------

Cash flows from investing activities:
    Additions to real estate investments                                                     (5,057)     (2,246)
    Additions to construction in progress                                                    (8,874)     (2,065)
                                                                                          ----------  ----------
              Net cash used in investing activities                                         (13,931)     (4,311)
                                                                                          ----------  ----------

Cash flows from financing activities:
    Proceeds from notes payable                                                              10,500       8,000
    Repayments on notes payable                                                              (6,912)     (8,909)
    Additions to deferred debt expense                                                          (12)       (141)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                                               7,108       4,648
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                                             (14,063)    (13,313)
                                                                                          ----------  ----------
              Net cash used in financing activities                                          (3,379)     (9,715)
                                                                                          ----------  ----------

Net increase (decrease) in cash                                                                (394)      1,149
Cash, beginning of period                                                                     2,395         688
                                                                                          ----------  ----------
Cash, end of period                                                                       $   2,001   $   1,837
                                                                                          ==========  ==========

       The accompanying notes are an integral part of these statements.

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   Organization, Formation and Structure

Organization

     Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. The authorized capital stock of Saul Centers consists of 30,000,000 shares of common stock, having a par value of $0.01 per share and 1,000,000 shares of preferred stock. As of June 30, 1999, 13,074,829 shares of common stock are issued and outstanding; no shares of preferred stock have been issued. Each holder of common stock is entitled to
one vote for each share held.   Saul Centers, together with its wholly owned
subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the
"Company".   Saul Centers operates as a real estate investment trust under the
Internal Revenue Code of 1986, as amended (a "REIT").

Formation and Structure of Company

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") 26 shopping center properties, one office property, one research park and one office/retail property and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently in the predevelopment and approval process of converting an under-performing shopping center to an industrial / warehouse use. Therefore, as of June 30, 1999, the Company's properties (the "Current Portfolio Properties") consisted of 29 operating shopping center properties (the "Shopping Centers"), a property planned to be converted to an industrial / warehouse facility (the "Industrial Property") and four predominantly office properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

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

                                 Saul Centers
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


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

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the six month periods ended June 30, 1999 and 1998, was $314,000 and $83,000, respectively. Once construction is

                                 Saul Centers
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at June 30, 1999 accounts receivable included $1,472,000, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $476,000 at June 30, 1999.

Deferred Debt Costs

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $797,000 at June 30, 1999.

Revenue Recognition

     Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant's revenues ("percentage rent") is accrued when a tenant reports sales that exceed a specified breakpoint.

                                 Saul Centers
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


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

Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 18,042,000 and 17,142,000, for the quarters and 17,921,000 and 17,015,000 for the six month periods ended
June 30, 1999 and 1998, respectively. Per share data relating to net income after minority interests is computed using weighted average shares of 13,036,000 and 12,589,000, for the quarters and 12,977,000 and 12,542,000 for the six month periods ended June 30, 1999 and 1998, respectively.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

     The Saul Organization has a 27.8% limited partnership interest, represented by 5,045,000 convertible limited partnership units in the Operating Partnership,
as of June 30, 1999.   These Convertible Limited Partnership Units are
convertible into shares of Saul Centers' common stock on a one-for-one basis, although the right to convert may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The impact of The Saul Organization's 27.8% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying financial statements.

                                 Saul Centers
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan"), for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of June 30, 1999, 120,000 shares were authorized and registered for use under the Plan, and 63,000 shares had been credited to the directors' deferred fee accounts.

     Beginning in 1999, 100 shares of the Company's common stock is awarded annually as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are issued on the date of the Annual Meeting, their issuance may not be deferred and transfer of the shares is restricted for a period of twelve months following the date of issue.

New Accounting Pronouncements

     In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. The Company adopted this standard in the first quarter of 1998. The Company had no comprehensive income during the six month period ended June 30, 1999.

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

                                 Saul Centers
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


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


3.   Construction In Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 1999 and December 31, 1998 are as follows:

     Construction in Progress     June 30, 1999     December 31, 1998
     ------------------------     -------------     -----------------
          (In thousands)
     Avenel Business Park V....      $ 3,600              $2,800
     North Washington St.......        4,753                   -
     Shops at Fairfax..........        3,796                 702
     French Market.............        1,582                 949
     Other.....................          193                  55
                                     -------              ------
     Total.....................      $13,924              $4,506
                                     =======              ======


4.   Notes Payable

     Notes payable totaled $294.2 million at June 30, 1999, of which $269.7 million (91.7%) was fixed rate debt and $24.5 million (8.3%) was floating rate debt. At June 30, 1999, the Company had a $60 million unsecured revolving credit facility with outstanding borrowings of $21.5 million and additional borrowing availability of $38.5 million. The facility requires monthly interest payments at a rate of LIBOR plus 1.5%.

                                 Saul Centers
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


     At June 30, 1999, the Company had borrowed $3.0 million of a $38.0 million construction loan secured by the new North Washington Street development in Alexandria, Virginia. The facility requires monthly interest payments at a rate of LIBOR plus 1.9%.

     At June 30, 1999, the scheduled maturities of all debt for years ending December 31, were as follows:

     Debt Maturity Schedule
     ----------------------
         (In thousands)
     July 1 through December 31, 1999............     $  2,353
     2000........................................       27,165
     2001........................................        6,074
     2002........................................        8,752
     2003........................................        6,232
     2004........................................       15,999
     Thereafter..................................      227,636
                                                      --------
     Total.......................................     $294,211
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

     The Consolidated Statement of Operations for the six months ended June 30, 1999 includes a charge for minority interests of $3,888,000 consisting of $2,752,000 related to The Saul Organization's share of the net income for the 1999 quarter and $1,136,000 related to distributions to minority interests in excess of allocated net income for the 1999 quarter. The charge for the six month period ended June 30, 1998 of $3,540,000 consists of $2,161,000 related to The Saul Organization's share of net income for the 1998 quarter, and $1,379,000 related to distributions to minority interests in excess of allocated net income for the 1998 quarter.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements



6. Business Segments

The company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see
Note 1). The Company evaluates performance based upon net operating income for properties in each segment.



(Dollars in thousands)                                     Shopping           Office            Corporate           Consolidated
                                                           Centers          Properties         and Other (1)           Totals
------------------------------------------------------  ------------      --------------      --------------      -----------------
                Quarter ended June 30, 1999
------------------------------------------------------
Real estate rental operations:
     Revenues.........................................  $    13,199       $       4,690       $         131       $         18,020
     Expenses.........................................       -2,468              -1,121                   0                 -3,589
                                                        ------------      --------------      --------------      -----------------
Income from real estate...............................       10,731               3,569                 131                 14,431
     Interest expense & amortization of debt costs....                                               -5,673                 -5,673
     General and administrative.......................                                                 -935                   -935
                                                        ------------      --------------      --------------      -----------------
Subtotal..............................................       10,731               3,569              -6,477                  7,823
     Depreciation and amortization....................       -2,005                -865                 -22                 -2,892
     Minority interests...............................                                               -1,967                 -1,967
                                                        ------------      --------------      --------------      -----------------
Net income............................................  $     8,726       $       2,704       $      -8,466       $          2,964
                                                        ============      ==============      ==============      =================
Capital investment....................................  $     6,577       $         450       $          81       $          7,108
                                                        ============      ==============      ==============      =================
Total assets..........................................  $   186,882       $      70,194       $      22,135       $        279,211
                                                        ============      ==============      ==============      =================
------------------------------------------------------
                Quarter ended June 30, 1998
------------------------------------------------------
Real estate rental operations:
     Revenues.........................................  $    13,135       $       4,596       $         -41       $         17,690
     Expenses.........................................       -2,361              -1,155                 -75                 -3,591
                                                        ------------      --------------      --------------      -----------------
Income from real estate...............................       10,774               3,441                -116                 14,099
     Interest expense & amortization of debt costs....                                               -5,780                 -5,780
     General and administrative.......................                                                 -885                   -885
                                                        ------------      --------------      --------------      -----------------
Subtotal..............................................       10,774               3,441              -6,781                  7,434
     Depreciation and amortization....................       -2,007                -890                 -26                 -2,923
     Cumulative effect of accounting method change....                                                 -771                   -771
     Minority interests...............................                                               -1,827                 -1,827
                                                        ------------      --------------      --------------      -----------------
Net income............................................  $     8,767       $       2,551       $      -9,405       $          1,913
                                                        ============      ==============      ==============      =================
Capital investment....................................  $     1,999       $          24       $          82       $          2,105
                                                        ============      ==============      ==============      =================
Total assets..........................................  $   174,469       $      69,797       $      19,251       $        263,517
                                                        ============      ==============      ==============      =================


(1)   Includes the Industrial Property, Crosstown.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements


(Dollars in thousands)                                    Shopping           Office            Corporate           Consolidated
                                                           Centers         Properties         and Other (1)           Totals
----------------------------------------------------    --------------    --------------     --------------      ------------------
             Six months ended June 30, 1999
----------------------------------------------------
Real estate rental operations:
    Revenues........................................    $      26,596     $       9,256      $         132       $          35,984
    Expenses........................................           -4,876            -2,242                 -2                  -7,120
                                                        --------------    --------------     --------------      ------------------
Income from real estate.............................           21,720             7,014                130                  28,864
    Interest expense & amortization of debt costs...                                               -11,306                 -11,306
    General and administrative......................                                                -1,797                  -1,797
                                                        --------------    --------------     --------------      ------------------
Subtotal............................................           21,720             7,014            -12,973                  15,761
    Depreciation and amortization...................           -4,009            -1,736                -44                  -5,789
    Minority interests..............................                                                -3,888                  -3,888
                                                        --------------    --------------     --------------      ------------------
Net income..........................................    $      17,711     $       5,278      $     -16,905       $           6,084
                                                        ==============    ==============     ==============      ==================
Capital investment..................................    $      11,997     $       1,748      $         186       $          13,931
                                                        ==============    ==============     ==============      ==================
Total assets........................................    $     186,882     $      70,194      $      22,135       $         279,211
                                                        ==============    ==============     ==============      ==================



----------------------------------------------------
             Six months ended June 30, 1998
----------------------------------------------------
Real estate rental operations:
    Revenues........................................    $      25,803     $       9,013      $          17       $          34,833
    Expenses........................................           -4,735            -2,213                -76                  -7,024
                                                        --------------    --------------     --------------      ------------------
Income from real estate.............................           21,068             6,800                -59                  27,809
    Interest expense & amortization of debt costs...                                               -11,485                 -11,485
    General and administrative......................                                                -1,687                  -1,687
                                                        --------------    --------------     --------------      ------------------
Subtotal............................................           21,068             6,800            -13,231                  14,637
    Depreciation and amortization...................           -3,830            -1,759                -59                  -5,648
    Cumulative effect of accounting method change...                                                  -771                    -771
    Minority interests..............................                                                -3,540                  -3,540
                                                        --------------    --------------     --------------      ------------------
Net income..........................................    $      17,238     $       5,041      $     -17,601       $           4,678
                                                        ==============    ==============     ==============      ==================
Capital investment..................................    $       3,240     $         969      $         102       $           4,311
                                                        ==============    ==============     ==============      ==================
Total assets........................................    $     174,469     $      69,797      $      19,251       $         263,517
                                                        ==============    ==============     ==============      ==================


(1)   Includes the Industrial Property, Crosstown.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers") and, together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner (the "Company"), as of June 30, 1999 and for the three and six month periods ended June 30, 1999.

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

     Management believes that the Company's current capital resources, which includes the Company's credit line of which $38,500,000 was available for borrowing as of June 30, 1999, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

     For the first quarter of 1999, the Company reported Funds From Operations ("FFO") of $7,823,000. This represents an 7.9% increase over the comparable 1998 period's FFO of $7,249,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary and nonrecurring items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:


Funds From Operations Schedule               For the Three Months Ended June 30,
------------------------------               -----------------------------------
         (In thousands)                        1999                       1998
                                               ----                       ----
Net income before minority
 interests.................................  $ 4,931                     $ 4,326
   Add:
     Depreciation and amortization of real
      property.............................    2,892                       2,923
                                             -------                     -------
Funds From Operations......................  $ 7,823                     $ 7,249
                                             =======                     =======

                                              For the Six Months Ended June 30,
                                             -----------------------------------
                                               1999                       1998
                                               ----                       ----
Net income before minority
 interests.................................  $ 9,972                     $ 8,218
   Add:
     Depreciation and amortization of real
      property.............................    5,789                       5,648
     Nonrecurring item:
       Change in accounting method.........        -                         771
                                             -------                     -------
Funds From Operations......................  $15,761                     $14,637
                                             =======                     =======

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

     Cash flow from operating activities, financing activities and investing activities for the six months ended June 30, 1999 and 1998 are as follows:

Cash Flow provided by (used in):
--------------------------------
         (In thousands)
                                              For the Six Months Ended June 30,
                                             -----------------------------------
                                               1999                      1998
                                             ---------                 ---------
Operating activities.....................    $ 16,916                  $ 15,175

Investing activities.....................     (13,931)                   (4,311)

Financing activities.....................      (3,379)                   (9,715)


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

     In January 1999, the Company closed a $38 million construction loan, which it anticipates will substantially fund the development costs associated with the 230,000 square foot North Washington Street mixed-use office/retail complex, located in Old Town Alexandria, Virginia. The loan has an initial three-year term with an interest rate of LIBOR plus 1.90%, which will decline as leasing of the office and retail space proceeds. At July 30, 1999, outstanding borrowings on this construction loan totaled $3.3 million.

     At July 30, 1999, outstanding borrowings on the Company's $60 million unsecured credit line totaled $27.0 million, leaving $33.0 million of credit availability. The Company has fixed interest rates on approximately 90% of its total debt outstanding, which now has a weighted remaining term of approximately 12 years.

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

     The Company is redeveloping the Beacon Center, located along U.S. Route 1 in Alexandria, Virginia. Beacon Center's central enclosed mall area has been demolished and construction has commenced on a 148,000 square foot Lowe's home improvement and garden center store, which is scheduled to open in early October 1999. Beacon's other tenants include anchors Giant Food, Marshalls and Office Depot, with a complement of small shop space and restaurants. The 356,000 square feet Beacon Center is now 100% leased. In addition to the new home improvement store, 8,000 square feet of new small shop space adjacent to Lowe's and Giant was constructed in late 1998 and is fully occupied.

     The Company commenced another significant redevelopment during 1998 when it signed a lease with SuperFresh for a new 53,000 square foot grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A small enclosed mall comprising a portion of the shopping center was demolished and replaced by the new SuperFresh building and an additional 7,500 square feet of small shop space adjacent to the supermarket. SuperFresh plans to open for business in September. The Company has signed leases or received commitments for all of the 7,500 square feet of new small shop space. The facade of the adjacent Boulevard shopping center, also owned by the Company, was renovated and modernized. This renovation featured a new 12,000 square foot Party City store, which opened in May 1999. Redevelopment plans included new landscaping and a more efficient parking scheme. The Boulevard redevelopment complements the new construction at Shops At Fairfax and positions the combined properties as an attractive neighborhood shopping center.

     Office development and acquisition activities will be an integral part of the Company's focus during 1999. In July 1998, the Company began development of approximately 27,000 square feet of additional office/flex space at Avenel Business Park on excess land that it owns. Construction of this new project (Avenel V) was substantially completed during January 1999. Approximately 78% of the space is leased, and negotiations continue for the remaining space. Including this new development, Avenel Business Park is currently over 97% leased.

     In February 1999, the Company announced the development of a new 230,000 square foot Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project is well located on a two-acre site along Alexandria's main street. Demolition of the Company's existing 41,500 square foot building, formerly leased to Mastercraft furniture, was completed in March 1999. Site excavation is substantially completed and site's crane tower was erected in early July. Construction is scheduled to be completed by the summer of 2000. Two twin four-story buildings will feature a brick and cast stone exterior facade with a glass curtain wall overlooking a spacious courtyard. Amenities will include 3-story atrium lobbies, a fitness center, concierge service, a 600 space parking structure and the latest computerized energy management system. The street level will have 45,000 square feet of retail space, of which substantially all of the space is either leased or under negotiation. The Company is aggressively marketing the 185,000 square feet of office space to corporate users, professionals and trade associations.


Portfolio Leasing Status
------------------------

     At June 30, 1999, the portfolio consisted of twenty-nine Shopping Centers, four Office Properties and one Industrial Property, all of which are located in seven states and the District of Columbia. The Office Properties consist of one office property and one office/retail property, both located in the District of Columbia, and two properties in a research park located in a Maryland suburb of Washington, D.C.

     At June 30, 1999, 91.2% of the Company's 5.9 million square feet of leasable space was leased to tenants, as compared to 89.4% at June 30, 1998. The shopping center portfolio was 94.0% leased at June 30, 1999 versus 91.5% as of June 30, 1998. The Office Properties were 96.8% leased at June 30, 1999 compared to 96.7% at June 30, 1998. Excluding the 200,000 square foot warehouse redevelopment which is currently vacant, 94.4% of the portfolio was leased. The improvement was primarily impacted by the Company's successful leasing of the former Caldor space at Great Eastern.

Results of Operations

     The following discussion compares the results of the Company for the three month quarters and six month periods ended June 30, 1999 and 1998, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

     Revenues for the three month period ended June 30, 1999 (the "1999 Quarter"), totaled $18,020,000 compared to $17,505,000 for the comparable quarter in 1998 (the "1998 Quarter"), an increase of $515,000 (2.9%).

     Base rent was $14,467,000 for the 1999 Quarter, compared to $13,990,000 for the 1998 Quarter, representing an increase of $477,000 (3.4%).

     Expense recoveries were $2,433,000 for the 1999 Quarter compared to $2,394,000 for the comparable 1998 Quarter, representing an increase of $39,000 (1.6%).

     Percentage rent was $250,000 in the 1999 Quarter, compared to $423,000 in the 1998 Quarter a decrease of $173,000 (40.9%). The decrease in percentage rent resulted primarily from the rollover of a Ravenwood anchor lease into higher paying base rent in lieu of percentage rent.

     Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $870,000 in the 1999 Quarter, compared to $698,000 in the 1998 Quarter, representing an increase of $172,000 (24.6%).

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, decreased $16,000 (0.8%) to $1,899,000 in the 1999 Quarter from $1,915,000 in the 1998
Quarter.

     The provision for credit losses decreased $48,000 (42.9%) to $64,000 in the 1999 Quarter from $112,000 in the 1998 Quarter.

     Real estate taxes increased $62,000 (4.0%) to $1,626,000 in the 1999 Quarter from $1,564,000 in the 1998 Quarter.

     Interest expense of $5,568,000 for the 1999 Quarter represented a decrease of $104,000 (1.8%) from $5,672,000 reported for the 1998 Quarter.

     Amortization of deferred debt expense decreased $3,000 (2.8%) to $105,000 in the 1999 Quarter from $108,000 in the 1998 Quarter.

     Depreciation and amortization expense decreased $31,000 (1.1%) from $2,923,000 in the 1998 Quarter to $2,892,000 in the 1999 Quarter.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $935,000 for the 1999 Quarter, an increase of $50,000 (5.6%) over the 1998 Quarter. The increase in 1999 expenses compared to 1998 resulted primarily from increases in payroll related expenses.


Six months Ended June 30, 1999 Compared to Six months Ended June 30, 1998
-------------------------------------------------------------------------

     Revenues for the six month period ended June 30, 1999 (the "1999 Period"), totaled $35,984,000 compared to $34,833,000 for the comparable period in 1998 (the "1998 Period") an increase of $1,151,000 (3.3%).

     Base rent was $28,800,000 for the 1999 Period, compared to $27,461,000 for the 1998 Period, representing an increase of $1,339,000 (4.9%).

     Expense recoveries were $4,881,000 for the 1999 Period compared to $4,714,000 for the comparable 1998 Period, representing an increase of $167,000 (3.5%).

     Percentage rent was $1,030,000 in the 1999 Period, compared to $1,407,000 in the 1998 Period a decrease of $377,000 (26.8%). The decrease in percentage rent resulted primarily from the rollover of a Ravenwood anchor lease into higher paying base rent in lieu of percentage rent.

     Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $1,273,000 in the 1999 Period, compared to $1,251,000 in the 1998 Period, representing an increase of $22,000 (1.8%).

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, decreased $51,000 (1.3%) to $3,835,000 in the 1999 Period from $3,886,000 in the 1998
Period.

     The provision for credit losses decreased $27,000 (17.8%) to $125,000 in the 1999 Period from $152,000 in the 1998 Period.

     Real estate taxes increased $174,000 (5.8%) to $3,160,000 in the 1999 Period from $2,986,000 in the 1998 Period. The increase resulted from higher taxes imposed primarily upon Seven Corners and to a lesser extent several of the Company's other Virginia properties.

     Interest expense of $11,098,000 for the 1999 Period represented a decrease of $178,000 (1.6%) from $11,276,000 reported for the 1998 Period.

     Amortization of deferred debt expense decreased $1,000 (0.5%) to $208,000 in the 1999 Period from $209,000 in the 1998 Period.

     Depreciation and amortization expense increased $141,000 (2.5%) from $5,648,000 in the 1998 Period to $5,789,000 in the 1999 Period.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $1,797,000 for the 1999 Period, an increase of $110,000 (6.5%) over the 1998 Period. The increase in 1999 expenses compared to 1998 resulted from increases in payroll and state income tax expenses.


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

     In 1995, the Company contracted to replace virtually all of its management information and accounting systems and install a local area network (LAN). One of the selection criteria of the new software and hardware was that they be fully year 2000 compliant. The new LAN and management and accounting information systems have been installed. Therefore, the Company's management information and accounting systems are fully year 2000 compliant. As a result of its efforts, the Company does not expect to incur any additional expense for its information systems related to the year 2000 issue.

     The Company's property management staff has conducted a comprehensive review of its non-IT systems at its shopping centers and office buildings to determine whether any computer hardware and software in mechanical systems (i.e. escalators, elevators, security, heating, ventilating and air conditioning systems, etc.) are not year 2000 compliant. Work has commenced on repairs and replacements required to make the Company's non-IT systems year 2000 compliant. The costs were less than $100,000 and work was substantially completed in July 1999.

     The Company believes there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own year 2000 exposure. It is very difficult to identify "the most reasonably likely worst case scenario" at this time. The Company's potential exposure is widespread; however there is no known or expected major direct exposure. The Company believes that the most likely worst case exposure is at this indirect level where vendors and tenants fail to perform their obligations to the Company. For example, the Company believes it is possible that certain tenants' information systems may fail, which may delay the payment of rents. To help minimize this risk, the Company sent a letter to each tenant prior to January 1, 1999 advising the tenant that rent payments due January 1, 2000 must be paid on time. These reminders will be sent twice again in 1999. The Company's leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent, regardless of the tenant's year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Company will continue to evaluate these areas and develop contingency plans, as appropriate.

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 6.    Exhibits and Reports on Form 8-K

           Exhibits
           --------

     3.    (a)    First Amended and Restated Articles of Incorporation of Saul
                  Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as
                  Exhibit 3.(a) of the 1993 Annual Report of the Company on Form
                  10-K are hereby incorporated by reference.

           (b) Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

     10.   (a)    First Amended and Restated Agreement of Limited Partnership of
                  Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to
                  Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and
                  Restated Agreement of Limited Partnership of Saul Holdings
                  Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings
                  Limited Partnership, and the Third Amendment to the First
                  Amended and Restated Agreement of Limited Partnership of Saul
                  Holdings Limited Partnership filed as Exhibit 10.(a) of the
                  1995 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First
                  Amended and Restated Agreement of Limited Partnership of Saul
                  Holdings Limited Partnership filed as Exhibit 10.(a) of the
                  June 30, 1998 Quarterly Report of the Company is hereby incorporated by reference.

           (b) First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement
                  No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

           (c) First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement
                  No. 33-64562 are hereby incorporated by reference.

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

           (k) Deferred Compensation Plan for Directors dated as of December 13, 1993 as filed as Exhibit 10.(r) of the 1995 Annual Report of the Company on Form 10-K, as amended and restated by the Deferred Compensation and Stock Plan for Directors, dated as of March 18, 1999, filed as Exhibit 10.(k) of the March 31, 1999 Quarterly Report of the Company, is hereby incorporated by reference.

           (l) Deed of Trust, Assignment of Rents, and Security Agreement dated as of September 9, 1994 by and between Saul Holdings Limited Partnership and Ameribanc Savings Bank, FSB as filed as Exhibit 10.(t) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

           (m) Deed of Trust Note dated as of January 22, 1996 by and between Saul Holdings Limited Partnership and Clarendon Station Limited Partnership, filed as Exhibit 10.(s) of the June 30, 1998 Quarterly Report of the Company, is hereby incorporated by reference.

           (n) Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the June 30, 1998 Quarterly Report of the Company, is hereby incorporated by reference.

           (o) Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the June 30, 1998 Quarterly Report of the Company, is hereby incorporated by reference.

           (p) Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

           (q) Revolving Credit Agreement dated as of October 1, 1997 by and between Saul Holdings Limited Partnership and Saul Subsidiary II Limited Partnership as Borrower and U.S. Bank National Association as agent filed as Exhibit 10.(q) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

           (r) Construction Loan Agreement dated as of January 11, 1999 by and between Saul Holdings Limited Partnership and Saul Centers, Inc. as Borrower and Wells Fargo Bank National Association as Lender filed as Exhibit 10.(r) of the March 31, 1999 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference.

           (s) Promissory Note dated as of January 11, 1999 by and between Saul Holdings Limited Partnership and Saul Centers, Inc. as Borrower and Wells Fargo Bank National Association as Lender filed as Exhibit 10.(s) of the March 31, 1999 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference.

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



                                SAUL CENTERS, INC.
                                (Registrant)



 Date:   August 10, 1999        /s/ Philip D. Caraci
         ---------------        --------------------------------------
                                Philip D. Caraci, President



 Date:   August 10, 1999        /s/ Scott V. Schneider
         ---------------        --------------------------------------
                                Scott V. Schneider
                                Senior Vice President, Chief Financial Officer