Form 10-Q
period 1999-09-30
SAUL CENTERS INC
filed 1999-11-15
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 1999
                                        ------------------


                         COMMISSION FILE NUMBER 1-12254
                                                -------


                               SAUL CENTERS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



         Maryland                                            52-1833074
-------------------------------------        --------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)            Number



             8401 Connecticut Avenue,  Chevy Chase, Maryland  20815
             ------------------------------------------------------
               (Address of principal executive office) (Zip Code)


       Registrant's telephone number, including area code  (301) 986-6200
                                                           --------------


            Number of shares outstanding of each of the registrant's
               classes of common stock, as of November 10, 1999:



              Common Stock par value $0.01 per share:  13,333,506
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

               YES   X             NO _____
                   -----

                               SAUL CENTERS, INC.


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----


Item 1.  Financial Statements (Unaudited)
         --------------------------------

     (a) Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998...............................................  4

     (b) Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998...............  5

     (c) Consolidated Statements of Stockholders' Equity as of
         September 30, 1999 and December 31, 1998........................  6

     (d) Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998...............................  7

     (e) Notes to Consolidated Financial Statements......................  8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

     (a) Liquidity and Capital Resources.................................  17

     (b)  Results of Operations

       Three months ended September 30, 1999 compared to three months ended September 30, 1998..........................................  22

       Nine months ended September 30, 1999 compared to nine months ended September 30, 1998..........................................  23


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.................................  26
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

Saul Centers, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,           December 31,
(Dollars in thousands)                                                       1999                    1998
-----------------------------------------------------------------------------------------------------------------------------------


Assets

Real estate investments
      Land                                                               $    63,795           $      64,339
      Buildings and equipment                                                291,670                 283,722
                                                                         -------------         --------------
                                                                             355,465                 348,061
      Accumulated depreciation                                              (109,838)               (101,910)
                                                                         -------------         --------------
                                                                             245,627                 246,151
    Construction in progress                                                  22,665                   4,506
    Cash and cash equivalents                                                  2,304                   2,395
    Accounts receivable and accrued income, net                                7,186                   6,347
    Prepaid expenses                                                           8,402                   6,873
    Deferred debt costs, net                                                   3,304                   3,604
    Other assets                                                               1,771                   1,158
                                                                         -------------         --------------
              Total assets                                               $   291,259           $     271,034
                                                                         =============         ==============


Liabilities

    Notes payable                                                        $   302,511           $     290,623
    Accounts payable, accrued expenses and other liabilities                  18,122                  14,856
    Deferred income                                                            3,231                   2,839
                                                                         ------------          --------------
              Total liabilities                                              323,864                 308,318
                                                                         ------------          --------------
Minority interests                                                                --                      --
                                                                         ------------          --------------


Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 13,198,675 and 12,836,378 shares issued and
      outstanding, respectively                                                  132                     129
    Additional paid-in capital                                                42,755                  31,967
    Accumulated deficit                                                      (75,492)                (69,380)
                                                                         -------------         --------------
              Total stockholders' equity (deficit)                           (32,605)                (37,284)
                                                                         -------------         --------------

              Total liabilities and stockholders' equity                 $   291,259               $ 271,034
                                                                         =============         ==============

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 For the Three                        For the Nine
                                                                     Months                              Months
                                                                Ended September                     Ended September
                                                                      30,                                 30,
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)               1999         1998                   1999         1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue
    Base rent                                            $  14,952    $   14,044             $   43,752      $   41,505
    Expense recoveries                                       2,529         2,625                  7,410           7,339
    Percentage rent                                            478           588                  1,508           1,995
    Other                                                      450           393                  1,723           1,644
                                                         ----------   -----------            -----------     -----------
              Total revenue                                 18,409        17,650                 54,393          52,483
                                                         ----------   -----------            -----------     -----------
Operating expenses
    Property operating expenses                              2,074         2,016                  5,909           5,902
    Provision for credit losses                                 57           123                    182             275
    Real estate taxes                                        1,476         1,577                  4,636           4,563
    Interest expense                                         5,636         5,696                 16,734          16,972
    Amortization of deferred debt expense                      104           106                    312             315
    Depreciation and amortization                            3,004         2,840                  8,793           8,488
    General and administrative                                 913           865                  2,710           2,552
                                                         ----------   -----------            -----------     -----------
              Total operating expenses                      13,264        13,223                 39,276          39,067
                                                         ----------   -----------            -----------     -----------
Operating income                                             5,145         4,427                 15,117          13,416

Extraordinary item
    Early extinguishment of debt                                --          (50)                     --             (50)
Cumulative effect of change in accounting method                --           --                      --            (771)
                                                         ----------   -----------            -----------     -----------
Net income before minority interests                         5,145        4,377                  15,117          12,595
                                                         ----------   -----------            -----------     -----------
Minority interests
    Minority share of income                                (1,451)      (1,177)                 (4,203)         (3,338)
    Distributions in excess of earnings                       (567)        (650)                 (1,703)         (2,029)
                                                         ----------   ----------             -----------     -----------
              Total minority interests                      (2,018)      (1,827)                 (5,906)         (5,367)
                                                         ----------   ----------             -----------     -----------
Net income                                               $   3,127    $   2,550              $    9,211      $    7,228
                                                         ==========   ==========             ===========     ===========

Net income per share (basic and dilutive)

    Net income before minority interests                 $    0.28     $   0.26              $     0.84      $     0.74
                                                         ==========    =========             ===========     ===========
    Net income                                           $    0.24     $   0.20              $     0.71      $     0.57
                                                         ==========    =========             ===========     ===========


       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                         Additional
                                                               Common      Paid-in       Accumulated
(Dollars in thousands, except per share amounts)               Stock       Capital         Deficit        Total
------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

    Balance, December 31, 1997                               $    124     $  20,447     $  (58,625)   $  (38,054)
      Issuance of 408,233 shares of
        common stock                                                5         6,629             --         6,634
      Issuance of 405,532 convertible
        limited partnership units in the
        Operating Partnership                                      --         4,891             --         4,891
      Net income                                                   --            --          9,129         9,129
      Distributions ($1.17 per share)                              --            --        (14,899)      (14,899)
      Distributions payable ($.39 per share)                       --            --         (4,985)       (4,985)
                                                             ---------     ---------    ------------  ------------
     Balance, December 31, 1998                                   129        31,967        (69,380)      (37,284)
      Issuance of 121,090 shares of
        common stock                                                1         1,702             --         1,703
      Issuance of 126,702 convertible
        limited partnership units in the
        Operating Partnership                                      --         1,782             --         1,782
      Net income                                                   --            --          3,120         3,120
      Distributions payable ($.39 per share)                       --            --         (5,075)       (5,075)
                                                             ---------    ----------    -----------   -----------
     Balance, March 31, 1999                                       130        35,451        (71,335)      (35,754)
      Issuance of 117,361 shares of
        common stock                                                1         1,791             --         1,792
      Issuance of 119,887 convertible
        limited partnership units
        Operating Partnership                                      --         1,831             --         1,831
      Net income                                                   --            --          2,964         2,964
      Distributions payable ($.39 per share)                       --            --         (5,100)       (5,100)
                                                             ---------    ----------    ------------  -----------
     Balance, June 30, 1999                                        131        39,073        (73,471)      (34,267)
      Issuance of 123,846 shares of
        common stock                                                1         1,804             --         1,805
      Issuance of 126,967 convertible
        limited partnership units
        Operating Partnership                                      --         1,878             --         1,878
      Net income                                                   --            --          3,127         3,127
      Distributions payable ($.39 per share)                       --            --         (5,148)       (5,148)
                                                             ---------    ----------    ------------  -----------
     Balance, September 30, 1999                                  $132       $42,755       $(75,492)     $(32,605)
                                                             ==========   ===========   ============  ============



       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                For the Nine Months
                                                                                                Ended September 30,
(Dollars in thousands)                                                                        1999              1998
-----------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net income                                                                             $  9,211             $  7,228
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                                  5,906                5,367
        Cumulative effect of change in
              accounting method                                                                --                  771
        Loss on early extinguishment of debt                                                   --                   50
        Depreciation and amortization                                                       9,105                8,803
        Provision for credit losses                                                           182                  275
        Increase in accounts receivable                                                    (1,021)              (1,082)
        Increase in prepaid expenses                                                       (2,394)              (1,964)
        Increase in other assets                                                             (613)                (452)
        Increase in accounts payable, accrued expenses and other liabilities                3,266                2,504
        Increase in deferred income                                                           392                  294
        Other, net                                                                             --                  (37)
                                                                                         ----------           ----------
              Net cash provided by operating activities                                    24,034               21,757
                                                                                         ---------            ----------
Cash flows from investing activities:
    Additions to real estate investments                                                   (7,948)              (3,537)
    Additions to construction in progress                                                 (17,615)              (6,132)
                                                                                         ----------           ----------
              Net cash used in investing activities                                       (25,563)              (9,669)
                                                                                         ----------           ----------
Cash flows from financing activities:
    Proceeds from notes payable                                                             21,582              17,400
    Repayments on notes payable                                                            (9,694)             (16,718)
    Additions to deferred debt expense                                                        (12)                (200)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                                            10,791                8,211
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                                           (21,229)             (20,084)
                                                                                         ----------           ----------
              Net cash provided by (used in) financing activities                           1,438              (11,391)
                                                                                         ----------           ----------
Net increase (decrease) in cash                                                               (91)                 697
Cash, beginning of period                                                                   2,395                  688
                                                                                         ----------           ----------
Cash, end of period                                                                      $  2,304             $  1,385
                                                                                         ==========           ==========



       The accompanying notes are an integral part of these statements.

                              SAUL CENTERS, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   Organization, Formation and Structure

Organization

     Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. The authorized capital stock of Saul Centers consists of 30,000,000 shares of common stock, having a par value of $0.01 per share and 1,000,000 shares of preferred stock. As of September 30, 1999, 13,198,675 shares of common stock are issued and outstanding; no shares of preferred stock have been issued. Each holder of common stock is entitled to
one vote for each share held.   Saul Centers, together with its wholly owned
subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the
"Company".   Saul Centers operates as a real estate investment trust under the
Internal Revenue Code of 1986, as amended (a "REIT").


Formation and Structure of Company

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing a Class A mixed-use office/retail complex on the site of a former shopping center property (the "Development Property") and repositioning an under-performing shopping center to an industrial / warehouse use (the "Industrial Property"). Therefore, as of September 30, 1999, the Company's properties (the "Current Portfolio Properties") consisted of 28 operating shopping center properties (the "Shopping Centers"), the Industrial Property and five predominantly office properties and the Development Property (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the nine month periods ended September 30, 1999 and 1998, was $607,000 and $133,000, respectively. Once construction is

                              SAUL CENTERS, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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


Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at September 30, 1999 and December 31, 1998, accounts receivable included $1,657,000 and $1,443,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $491,000 and $657,000, at September 30, 1999 and December 31, 1998, respectively.


Deferred Debt Costs

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $902,000 at September 30, 1999.


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

Per Share Data


     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 18,288,000 and 17,342,000, for the quarters and 18,043,000 and 17,124,000 for the nine month periods ended September 30, 1999 and 1998, respectively. The per share impact of extraordinary item, early extinguishment of debt is less than $.01 for the quarter and nine month period ended September 30, 1998. The per share impact of the cumulative effect of change in accounting method is $.05 for the nine month period ended September 30, 1998. Per share data relating to net income after minority interests is computed using weighted average shares of 13,158,000 and 12,691,000, for the quarters and 13,037,000 and 12,592,000 for the nine month periods ended September 30, 1999 and 1998, respectively.


Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.


Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

     The Saul Organization has a 28.2% limited partnership interest, represented by 5,172,000 convertible limited partnership units in the Operating Partnership,
as of September 30, 1999.   These Convertible Limited Partnership Units are
convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 28.2% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying financial statements.

                              SAUL CENTERS, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan"), for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of September 30, 1999, 120,000 shares were authorized and registered for use under the Plan, and 68,000 shares had been credited to the directors' deferred fee accounts.

     Beginning in 1999, pursuant to the Plan, 100 shares of the Company's common stock are awarded annually as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are issued on the date of the Annual Meeting, their issuance may not be deferred and transfer of the shares is restricted for a period of twelve months following the date of issue.


New Accounting Pronouncements

  In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. The Company adopted this standard in the first quarter of 1998. The Company had no comprehensive income during the nine month period ended September 30, 1999.

  In September 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Disclosures required by this new standard are presented in Note 6.

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


3.   Construction In Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 1999 and December 31, 1998 are as follows:

     Construction in Progress
     ------------------------
          (In thousands)          September 30, 1999     December 31, 1998
                                  ------------------     -----------------

       North Washington
       St.......................       $ 10,201                    -
       Shops at Fairfax.........          6,276              $   702
       Avenel Business Park V......       3,906                2,800
       French Market...............       1,985                  949
       Other.......................         297                   55
                                        -------              -------
       Total.......................    $ 22,665              $ 4,506
                                       ========              =======


4.    Notes Payable

     Notes payable totaled $302.5 million at September 30, 1999, of which $268.4 million (88.7%) was fixed rate debt and $34.1 million (11.3%) was floating rate debt. At September 30, 1999, the Company had a $60 million unsecured revolving credit facility with outstanding borrowings of $28.0 million and additional borrowing availability of $32.0 million. The facility requires monthly interest payments at a rate of LIBOR plus 1.5%.

  Notes payable totaled $290.6 million at December 31,1998, of which $272.6 million (93.8%) was fixed rate debt and $18.0 million (6.2%) was floating rate debt. Outstanding borrowings on

                              SAUL CENTERS, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


the $60 million unsecured revolving credit facility were $18.0 at December 31,1998, with additional borrowing availability of $42.0 million.

     At September 30, 1999, the Company had borrowed $6.1 million of a $38.0 million construction loan secured by the new North Washington Street development in Alexandria, Virginia. The facility requires monthly interest payments at a rate of LIBOR plus 1.9%.


     At September 30, 1999, the scheduled maturities of all debt for years ending December 31, were as follows:


     Debt Maturity Schedule
     ----------------------
         (In thousands)


     October 1 through December 31, 1999.........      $  1,071
     2000........................................        33,615
     2001........................................         6,074
     2002........................................        11,884
     2003........................................         6,232
     2004........................................        15,999
     Thereafter..................................       227,636
                                                        -------
     Total.......................................      $302,511
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

     The Consolidated Statement of Operations for the nine months ended September 30, 1999 includes a charge for minority interests of $5,906,000 consisting of $4,203,000 related to The Saul Organization's share of the net income for the 1999 period and $1,703,000 related to distributions to minority interests in excess of allocated net income for the 1999 period. The charge for the nine month period ended September 30, 1998 of $5,367,000 consists of $3,338,000 related to The Saul Organization's share of net income for the 1998 period, and $2,029,000 related to distributions to minority interests in excess of allocated net income for the 1998 period.

                              SAUL CENTERS, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


6.   Business Segments

     The Company has two reportable business segments: shopping centers and office properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon net operating income for properties in each segment.


(Dollars thousands)                                     Shopping            Office             Corporate               Consolidated
                                                        Centers          Properties           and Other  (1)             Totals
                                                        ----------        ------------         -----------             ------------
-----------------------------------
| Quarter ended September 30, 1999|
-----------------------------------
Real estate rental operations:
  Revenues...........................................   $  13,444         $  4,941             $      24               $   18,409
  Expenses...........................................      (2,362)          (1,242)                   (3)                  (3,607)
                                                        ----------        ---------            ----------              -----------
Income from real estate..............................      11,082            3,699                    21                   14,802
   Interest expense & amortization of debt costs.....                                             (5,740)                  (5,740)
   General and administrative........................                                               (913)                    (913)
                                                        ----------        ---------            -----------             -----------
Subtotal.............................................      11,082            3,699                (6,632)                   8,149
   Depreciation and amortization.....................      (2,095)            (887)                  (22)                  (3,004)

   Minority interests................................                                             (2,018)                  (2,018)
                                                        ----------        ---------            -----------             -----------
Net income...........................................   $   8,987         $  2,812             $  (8,672)              $    3,127
                                                        ==========        =========            ===========             ===========
Capital investment...................................   $  10,304         $  1,016             $     312               $   11,632
                                                        ==========        =========            ===========             ===========
Total assets.........................................   $  195,283        $ 70,559             $  25,417               $  291,259

-----------------------------------
| Quarter ended September 30, 1998|
-----------------------------------
Real estate rental operations:
  Revenues...........................................   $   13,085        $  4,525             $      40               $   17,650
  Expenses...........................................       (2,352)         (1,300)                  (64)                  (3,716)
                                                        ------------      ----------           -----------             ------------
Income from real estate..............................       10,733           3,225                   (24)                  13,934
  Interest expense & amortization of debt costs......                                             (5,802)                  (5,802)
  General and administrative.........................                                               (865)                    (865)
                                                        ------------      ----------           -----------             ------------
Subtotal.............................................       10,733           3,225                (6,691)                   7,267
  Depreciation and amortization......................       (1,973)           (848)                  (19)                  (2,840)

  Early extinguishment of debt.......................                                                (50)                     (50)

  Minority interests.................................                                             (1,827)                  (1,827)
                                                        -----------       ----------           -----------             ------------
Net income...........................................   $    8,760        $  2,377             $  (8,587)              $    2,550
                                                        -----------       ----------           -----------             ------------
Capital investment...................................   $    4,257        $  1,048             $      53               $    5,358
                                                        ===========       ==========           ===========             ============
Total assets.........................................   $  177,033        $ 69,997             $   2,006               $  249,036
                                                        ===========       ==========           ===========             ============



               (1)  Includes the Industrial Property, Crosstown.

               The United States Government provided 10.6% of total revenues for the quarter ended September 30, 1999.


                              SAUL CENTERS, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(Dollars thousands)                                     Shopping            Office             Corporate              Consolidated
                                                        Centers           Properties           and other   (1)           Totals
---------------------------------------               -----------       ---------------      ------------          ----------------
| Nine months ended September 30, 1999|
--------------------------------------
Real estate rental operations:
  Revenues...........................................   $  40,133         $  14,188             $     72               $  54,393
  Expenses...........................................      (7,238)           (3,484)                  (5)                (10,727)
                                                        -----------       -----------           -----------            ------------
Income from real estate..............................      32,895            10,704                   67                  43,666
  Interest expense & amortization of debt costs......                                            (17,046)                (17,046)
  General and administrative.........................                                             (2,710)                 (2,710)
                                                        -----------      ------------           -----------            ------------
Subtotal.............................................      32,895            10,704              (19,689)                 23,910
  Depreciation and amortization......................      (6,104)           (2,623)                 (66)                 (8,793)

Minority interests...................................                                             (5,906)                 (5,906)
                                                        ----------       ------------          ------------            -------------
Net income...........................................   $  26,791        $    8,081            $ (25,661)              $   9,211
                                                        ==========       ============          ============            =============
Capital investment...................................   $  22,301        $    2,764            $     498               $  25,563
                                                        ==========       ============          ============            =============
Total assets.........................................   $ 195,283        $   70,559            $  25,417               $ 291,259
                                                        ==========       ============          ============            =============

---------------------------------------
| Nine months ended September 30, 1998|
---------------------------------------
Real estate rental operations:
  Revenues...........................................   $  38,974        $   13,406            $     103               $  52,483
  Expenses...........................................      (7,087)           (3,513)                (140)                (10,740)
                                                        -----------      ------------          -----------             -------------
Income from real estate..............................      31,887             9,893                  (37)                 41,743
  Interest expense & amortization of debt costs......                                            (17,287)                (17,287)
  General and administrative.........................                                             (2,552)                 (2,552)
                                                        -----------     -------------          -----------             -------------
Subtotal.............................................      31,887             9,893              (19,876)                 21,904
  Depreciation and amortization......................      (5,803)           (2,607)                 (78)                 (8,488)

  Early extinguishment of debt.......................                                                (50)                    (50)

  Cumulative effect of accounting method change......                                               (771)                   (771)

  Minority interests.................................                                             (5,367)                 (5,367)
                                                        -----------     -------------          -----------             -------------
Net income...........................................   $  26,084       $     7,286            $ (26,142)              $   7,228
                                                        ===========     =============          ===========             =============
Capital investment...................................   $    7,497      $     2,017            $     155               $   9,669
                                                        ===========     =============          ===========             ============
Total assets.........................................   $  177,033      $    69,997            $   2,006               $ 249,036


               (1)  Includes the Industrial Property, Crosstown.

               The United States Government provided 10.5% of total revenues for the nine months ended September 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
-------

     The following discussion is based primarily on the consolidated financial statements of Saul Centers, Inc. ("Saul Centers") and, together with its wholly owned subsidiaries and the limited partnerships of which it or one of its wholly owned subsidiaries is the sole general partner (the "Company"), as of September 30, 1999 and for the three and nine month periods ended September 30, 1999.

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

     Management believes that the Company's current capital resources, which include the Company's credit line of which $32,050,000 was available for borrowing as of September 30, 1999, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

     For the third quarter of 1999, the Company reported Funds From Operations ("FFO") of $8,149,000. This represents an 12.1% increase over the comparable 1998 period's FFO of $7,267,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary and nonrecurring items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:


Funds From Operations Schedule
------------------------------
         (In thousands)                 For the Three Months Ended September 30,
                                        ----------------------------------------
                                                1999                  1998
                                                ----                  ----

Net income before minority
 interests.................................   $5,145                  $4,377
    Add:
      Depreciation and amortization of real
       property............................    3,004                   2,840
      Extraordinary and nonrecurring items:
         Early extinguishment of
          debt.............................        -                      50
                                              ------                  ------
Funds From Operations......................   $8,149                  $7,267
                                              ======                  ======

                                         For the Nine Months Ended September 30,
                                         ---------------------------------------
                                                1999                  1998
                                                ----                  ----
Net income before minority
 interests.................................   $15,117                $12,595
Add:
  Depreciation and amortization of real
   property................................     8,793                  8,488
  Extraordinary and nonrecurring items:
     Early extinguishment of
      debt.................................         -                     50
     Change in accounting
      method...............................         -                    771
                                              -------                -------
Funds From Operations.....................    $23,910                $21,904
                                              =======                =======


     FFO, as defined by the National Association of Real Estate Investment Trusts, is net income excluding gains or losses from debt restructuring, sales of property, and adjustments for unconsolidated partnerships and joint ventures, plus depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

     Cash flow from operating activities, financing activities and investing activities for the nine months ended September 30, 1999 and 1998 are as follows:


Cash Flow provided by (used in):
--------------------------------
         (In thousands)

                                        For the Nine Months Ended September 30,
                                        ---------------------------------------
                                             1999                     1998
                                             ----                     ----

    Operating activities..............     $ 24,034                 $ 21,757

    Investing activities..............      -25,563                   -9,669

    Financing activities..............        1,438                  -11,391




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

     In January 1999, the Company closed a $38 million construction loan, which it anticipates will substantially fund the development costs associated with the 230,000 square foot North Washington Street mixed-use office/retail complex, located in Old Town Alexandria, Virginia. The loan has an initial three-year term with an interest rate of LIBOR plus 1.90%, which will decline as leasing of the office and retail space proceeds. At October 31, 1999, outstanding borrowings on this construction loan totaled $7.9 million.

     At October 31, 1999, outstanding borrowings on the Company's $60 million unsecured credit line totaled $34.2 million, leaving $25.8 million of credit availability. The Company has fixed interest rates on approximately 86% of its total debt outstanding, which now has a weighted remaining term of approximately 11 years.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

     The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail and office development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its activities at Beacon Center, Shops at Fairfax, Ashburn, Avenel, North Washington Street and Crosstown Business Center.

     The Company has completed redevelopment of the Beacon Center, located along U.S. Route 1 in Alexandria, Virginia. Beacon Center's central enclosed mall area was demolished and construction of a 148,000 square foot Lowe's home improvement and garden center store was completed during the third quarter of this year. Lowe's celebrated their grand opening during the first week in November. Adjacent to the new home improvement store, 8,000 square feet of new small shop space was constructed in late 1998 and is fully occupied.

     The Company recently completed another significant redevelopment during 1999 with the opening of a 53,000 square foot SuperFresh grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A small enclosed mall comprising a portion of the shopping center was demolished and replaced by the new SuperFresh building and an additional 7,500 square feet of small shop space. SuperFresh opened for business in late September. The adjacent small shops are 100% leased with substantially all projected to open by year-end. The facade of the adjacent Boulevard shopping center, also owned by the Company, was renovated and modernized. This renovation features a new 12,000 square foot Party City store and a 4,200 square foot Fitness Warehouse. The Boulevard redevelopment complements the new construction at Shops at Fairfax and positions the combined properties as an attractive neighborhood center.

     In October 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center at a price of $1,438,000. The land will be developed into a 32,000 square foot in-line expansion to the existing shopping center, containing approximately 18,000 square feet of retail space and 14,000 square feet of professional office suites. Several free-standing retail buildings will also be included in this phase of the development. Leases for approximately 14,000 square feet have been signed with several other spaces under negotiation. Construction began during the first week of November, with substantial completion scheduled for the spring of 2000.

     Office development and acquisition activities have been an integral part of the Company's focus during 1999 and will continue into 2000. In July 1998, the Company began development of approximately 27,000 square feet of additional office / flex space at Avenel Business Park. Construction of this new project (Avenel V) was substantially completed during January 1999. Approximately 78% of the space is leased, and negotiations continue for the remaining space. Including this new development, Avenel Business Park is approximately 95% leased.

     In February 1999, the Company announced the development of a new 230,000 square foot Class A mixed-use office / retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project is well located on a two-acre site along Alexandria's main street. Demolition of the Company's existing 41,500 square foot building, formerly leased to Mastercraft furniture, was completed in March 1999. Construction of the underground parking deck has been substantially completed, and concrete work on the first and second floors of the office buildings is continuing. Base building construction is scheduled to be completed by the summer of 2000. Two twin four-story buildings will feature a brick and cast stone exterior facade with a glass curtain wall overlooking a spacious courtyard. Amenities will include 3-story atrium lobbies, a fitness center, concierge service, a 600 space parking structure and a computerized energy management system. The street level will have 45,000 square feet of retail space, of which 19,000 square feet is leased with substantially all of the balance under negotiation. The Company is marketing the 185,000 square feet of office space to corporate users, professionals and trade associations.


     During late 1998, the Company obtained the necessary approvals to convert an under-performing shopping center located on a 27 acre parcel in Tulsa, Oklahoma, into an industrial/warehouse use, in order to capitalize on the property's proximity to interstate highways and the Tulsa International Airport. Crosstown Business Center is being redeveloped to provide approximately 200,000 square feet of predominantly warehouse space. The Company is completing the facade and interior build-out for an 18,000 square foot space, with occupancy to commence November 1999. The Company is negotiating with several prospects to lease substantial portions of the remaining space.



Portfolio Leasing Status
------------------------

     At September 30, 1999, the portfolio consisted of twenty-nine Shopping Centers, four Office Properties and one Industrial Property, all of which are located in seven states and the District of Columbia. The Office Properties consist of one office property and one office/retail property, both located in the District of Columbia, and two properties in a research park located in a Maryland suburb of Washington, D.C.

     At September 30, 1999, 91.4% of the Company's 5.9 million square feet of leasable space was leased to tenants, as compared to 90.0% at September 30, 1998. The shopping center portfolio was 94.0% leased at September 30, 1999 versus 92.6% as of September 30, 1998. The Office Properties were 96.3% leased at September 30, 1999 and September 30, 1998. Excluding the 200,000 square foot warehouse redevelopment which is currently 9% leased, 94.3% of the portfolio was leased. The improvement was primarily impacted by the Company's successful leasing of the former Caldor space at Great Eastern.

Results of Operations
---------------------

     The following discussion compares the results of the Company for the three month and nine month periods ended September 30, 1999 and 1998, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.


Three Months Ended September 30, 1999 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1998
--------

     Revenues for the three month period ended September 30, 1999 (the "1999 Quarter"), totaled $18,409,000 compared to $17,650,000 for the comparable quarter in 1998 (the "1998 Quarter"), an increase of $759,000 (4.3%).

     Base rent was $14,952,000 for the 1999 Quarter, compared to $14,044,000 for the 1998 Quarter, representing an increase of $908,000 (6.5%). The increase in base rent resulted primarily from new leases in effect at recently redeveloped shopping centers (French Market, Seven Corners, Beacon Center, Thruway and Boulevard), leases rolling-over to higher rents in the Office Properties and the rollover of two anchor tenant leases into higher paying base rent in lieu of percentage rent at White Oak and Giant shopping centers. The increase in base rent was diminished in part by the temporary absence of rental income on space being redeveloped at North Washington and Shops at Fairfax developments.

     Expense recoveries were $2,529,000 for the 1999 Quarter compared to $2,625,000 for the comparable 1998 Quarter, representing a decrease of $96,000 (3.7%).

     Percentage rent was $478,000 in the 1999 Quarter, compared to $588,000 in the 1998 Quarter a decrease of $110,000 (18.7%). The decrease in percentage rent resulted primarily from the rollover of two anchor tenant leases into higher paying base rent in lieu of percentage rent at White Oak and Giant shopping centers.

     Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $450,000 in the 1999 Quarter, compared to $393,000 in the 1998 Quarter, representing an increase of $57,000 (14.5%). The increase in other income resulted primarily from the collection of three shopping center lease termination fees.

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $58,000 (2.9%) to $2,074,000 in the 1999 Quarter from $2,016,000 in the 1998
Quarter.

     The provision for credit losses decreased $66,000 (53.7%) to $57,000 in the 1999 Quarter from $123,000 in the 1998 Quarter. The credit loss decrease resulted from lower credit loss activity in the 1999 Quarter compared to the 1998 Quarter when a tenant at Avenel Business Park filed for bankruptcy protection.

     Real estate taxes decreased $101,000 (6.4%) to $1,476,000 in the 1999 Quarter from $1,577,000 in the 1998 Quarter. Decreased real estate tax expense was reported at several of the Company's shopping centers redeveloped during 1999.

     Interest expense decreased $60,000 (1.1%) to $5,636,000 for the 1999 Quarter from $5,696,000 reported for the 1998 Quarter.

     Amortization of deferred debt expense decreased $2,000 (1.9%) to $104,000 in the 1999 Quarter from $106,000 in the 1998 Quarter.

     Depreciation and amortization expense increased $164,000 (5.8%) from $2,840,000 in the 1998 Quarter to $3,004,000 in the 1999 Quarter.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $913,000 for the 1999 Quarter, an increase of $48,000 (5.5%) over the 1998 Quarter. The increase in 1999 expenses compared to 1998 resulted primarily from increases in payroll related expenses.

Nine months Ended September 30, 1999 Compared to Nine months Ended September 30,
--------------------------------------------------------------------------------
1998
----


     Revenues for the nine month period ended September 30, 1999 (the "1999 Period"), totaled $54,393,000 compared to $52,483,000 for the comparable period in 1998 (the "1998 Period") an increase of $1,910,000 (3.6%).

     Base rent was $43,752,000 for the 1999 Period, compared to $41,505,000 for the 1998 Period, representing an increase of $2,247,000 (5.4%). The increase in base rent resulted primarily from new leases in effect at recently redeveloped shopping centers (French Market, Seven Corners, Beacon Center and Thruway), leases rolling-over to higher rents in the Office Properties and the rollover of three anchor tenant leases into higher paying base rent in lieu of percentage rent at White Oak, Ravenwood and Giant shopping centers. The increase in base rent was diminished in part by the temporary absence of rental income on space being redeveloped at North Washington and Shops at Fairfax developments.

     Expense recoveries were $7,410,000 for the 1999 Period compared to $7,339,000 for the comparable 1998 Period, representing an increase of $71,000 (1.0%).

     Percentage rent was $1,508,000 in the 1999 Period, compared to $1,995,000 in the 1998 Period, a decrease of $487,000 (24.4%). The decrease in percentage rent resulted primarily from the rollover of three anchor tenant leases into higher paying base rent in lieu of percentage rent at White Oak, Ravenwood and Giant shopping centers.

     Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $1,723,000 in the 1999 Period, compared to $1,644,000 in the 1998 Period, representing an increase of $79,000 (4.8%).

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $7,000 (0.1%) to $5,909,000 in the 1999 Period from $5,902,000 in the 1998
Period.

     The provision for credit losses decreased $93,000 (33.8%) to $182,000 in the 1999 Period from $275,000 in the 1998 Period. The credit loss decrease resulted from lower credit loss activity in the 1999 Period compared to the 1998 Period, when a tenant at Avenel Business Park filed for bankruptcy protection.

     Real estate taxes increased $73,000 (1.6%) to $4,636,000 in the 1999 Period from $4,563,000 in the 1998 Period. The credit loss decrease resulted from lower credit loss activity in the 1999 Period compared to the 1998 Period, when a tenant at Avenel Business Park filed for bankruptcy protection.

     Interest expense of $16,734,000 for the 1999 Period represented a decrease of $238,000 (1.4%) from $16,972,000 reported for the 1998 Period.

     Amortization of deferred debt expense decreased $3,000 (1.0%) to $312,000 in the 1999 Period from $315,000 in the 1998 Period.

     Depreciation and amortization expense increased $305,000 (3.6%) from $8,488,000 in the 1998 Period to $8,793,000 in the 1999 Period.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $2,710,000 for the 1999 Period, an increase of $158,000 (6.2%) over the 1998 Period. The increase in 1999 expenses compared to 1998 resulted from increases in payroll and state income tax expenses.



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

     The Company believes there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own year 2000 exposure. It is very difficult to identify "the most reasonably likely worst case scenario" at this time. The Company's potential exposure is widespread; however there is no known or expected major direct exposure. The Company believes that the most likely worst case exposure is at this indirect level where vendors and tenants fail to perform their obligations to the Company. For example, the Company believes it is possible that certain tenants' information systems may fail, which may delay the payment of rents. To help minimize this risk, the Company sent a letter to each tenant prior to January 1, 1999 advising the tenant that rent payments due January 1, 2000 must be paid on time. A second reminder was sent in September and a final letter will be sent in December 1999. The Company's leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent, regardless of the tenant's year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Company will continue to evaluate these areas and develop contingency plans, as appropriate.


Related Party Transactions
--------------------------

  The Company acquired a 6.58 acre parcel of land at a cash purchase price of $1,438,000 in October 1999, from a subsidiary of Chevy Chase Bank, F.S.B., a member of The Saul Organization. An expansion to the Ashburn Village shopping center will be developed on this parcel of land. The Company believes that the price paid to the seller was fair and was comparable to the price that would have been obtained from an unrelated third party. The Company also signed a contract with the seller to purchase an additional 7.4 acre parcel of land at Ashburn Village. The price to be paid will be determined based on the timing of the closing, which may not be later than December 2001.

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



                                SAUL CENTERS, INC.
                                (Registrant)






 Date:   November 10, 1999      /s/ Philip D. Caraci
        ------------------      --------------------------------------
                                Philip D. Caraci, President



 Date:   November 10, 1999      /s/ Scott V. Schneider
        ------------------      --------------------------------------
                                Scott V. Schneider
                                Senior Vice President, Chief Financial Officer