Form 10-K405
period 1999-12-31
SAUL CENTERS INC
filed 2000-03-30
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

         (Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 ------  EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------   -------------------

                        Commission File number 1-12254

                            SAUL CENTERS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Maryland                                        52-1833074
---------------------------------------                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     8401 Connecticut Avenue
      Chevy Chase, Maryland                                         20815
---------------------------------------                           ----------
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

Securities registered pursuant to Section 12(g) of the Act:

              N/A

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----

     The number of shares of Common Stock, $0.01 par value, outstanding as of February 28, 2000 was 13,468,259.

                               TABLE OF CONTENTS
                               -----------------

                                                   PART I                                          Page Numbers
                                                                                                -------------------

Item 1.        Business                                                                                   3

Item 2.        Properties                                                                                 8

Item 3.        Legal Proceedings                                                                         12

Item 4.        Submission of Matters to a Vote of Security Holders                                       12

                                                   PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                                                       12

Item 6.        Selected Financial Data                                                                   13

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                 15

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                21

Item 8.        Financial Statements and Supplementary Data                                               22

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                                       22

                                                  PART III

Item 10.       Directors and Executive Officers of the Registrant                                        22

Item 11.       Executive Compensation                                                                    22

Item 12.       Security Ownership of Certain Beneficial Owners and Management                            22

Item 13.       Certain Relationships and Related Transactions                                            22

                                                   PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                           23


                                        FINANCIAL STATEMENT SCHEDULE

Schedule III.  Real Estate and Accumulated Depreciation                                                F-18

                                 PART I

Item 1.  Business

General
-------

     Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. Saul Centers operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as
amended (the "Code").   Saul Centers generally will not be subject to federal
income tax, provided it annually distributes at least 95% of its REIT taxable income to its stockholders and meets certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the "Company". B. Francis Saul II serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

     The Company's principal business activity is the ownership, management and development of income-producing properties. The Company's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate.

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, on the two-acre site of the former North Washington shopping center property, and Ashburn Village II, a 39,700 square foot retail and office suite expansion to the Company's Ashburn Village shopping center and repositioning an under-performing shopping center to an industrial/warehouse use (the "Industrial Property"). On December 16, 1999, the District of Columbia purchased the Park Road retail property as part of an assemblage of parcels for a neighborhood revitalization project. Therefore, as of December 31, 1999, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn II (the "Shopping Centers"), three predominantly office operating properties and Washington Square at Old Town (the "Office Properties") and the Industrial Property. To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers.

     Saul Centers serves as the sole general partner of the Operating Partnership and of Saul Subsidiary II Limited Partnership, while Saul QRS, Inc. serves as the sole general partner of Saul Subsidiary I Limited Partnership.
The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current Portfolio Properties.

Management of the Current Portfolio Properties
----------------------------------------------

     The Partnerships manage the Current Portfolio Properties and will manage any subsequently acquired properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Partnerships provide each property with a fully integrated property management capability, utilizing a staff of approximately 50 employees who have developed an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners' communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

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

Principal Offices
-----------------

     The principal offices of the Company are located at 8401 Connecticut Avenue, Chevy Chase, Maryland 20815, and the Company's telephone number is (301) 986-6200. The Company's internet web address is www.saulcenters.com.

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

     It is management's intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 1999 and 1998, the Company was involved in predevelopment and/or development of 12 of its properties. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

Capital Strategies
------------------

     As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties' aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to total asset value as of December 31, 1999 remains less than 50%.

     The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company's debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company's debt capitalization policy based on such a reevaluation and consequently, may increase or decrease the Company's debt to total asset ratio above or below 50%. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources --Borrowing Capacity."

     The Company intends to finance future acquisitions and to make debt repayments by utilizing the sources of capital then deemed to be most advantageous. Such sources may include undistributed operating cash flow, secured or unsecured bank and institutional borrowings, private and public offerings of debt or equity securities, proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan, and proceeds from the sale of properties. Borrowings may be at the Operating Partnership or Subsidiary Partnerships' level and securities offerings may include (subject to certain limitations) the issuance of Operating Partnership interests convertible into common stock or other equity securities.

Competition
-----------

     As an owner of, or investor in, commercial real estate properties, the Company is subject to competition from a variety of other owners of similar properties in connection with their sale, lease or other disposition and use. Management believes that success in such competition is dependent in part upon the geographic location of the property, the tenant mix, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors impacting retail and commercial properties include the ease of access to the properties, the adequacy of related facilities such as parking, and the demographic characteristics in the markets in which the properties compete. Overall economic circumstances and trends and new properties in the vicinity of each of the Current Portfolio Properties are also competitive factors.

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

Employees
---------

     As of February 28, 2000, the Company employed approximately 50 persons, including six full-time leasing officers. None of the Company's employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.


Recent Developments
-------------------

Property Acquisitions, Developments and Redevelopments.
     A significant enhancement to the Company's sustained historical internal growth in shopping centers has been its continuing program of renovation, redevelopment and expansion activities. These development activities serve to position the Company's centers as architecturally consistent with the times in terms of facade image, site improvements and flexibility to accommodate tenant size requirements and merchandising evolution.

     The Company completed a significant redevelopment during 1999 with the opening of a 53,000 square foot SuperFresh grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A small, enclosed mall comprising a portion of the shopping center was demolished and replaced by the new SuperFresh
building and an additional 7,500 square feet of small shop space.   SuperFresh
opened for business in late September and the small shop space is 100% leased
and occupied.   The Company also completed a facade renovation of the adjacent
56,000 square foot Boulevard shopping center, similar in appearance with the Shops at Fairfax.

     In late 1999, the Company completed redevelopment of the Beacon Center, located along U.S. Route 1 in Alexandria, Virginia. Beacon Center's central enclosed mall area was demolished and construction of a 148,000 square foot Lowe's home improvement and garden center store was completed and opened during the first week in November. In addition to the new Lowe's, 8,000 square feet of new small shop space was also constructed and is 100% leased and occupied.

     During 1999, the Company completed construction on a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. In December, a 90,000 square foot lease was signed with Burlington Coat Factory ("Burlington") to locate in the adjacent enclosed mall portion of the center. The common areas of the mall will become part of the Burlington leasable area, increasing the center to 247,000 square feet upon completion of tenant improvements. Mall tenants have been relocated to other space in the center or have ceased operations, which allowed construction to commence in February 2000. Burlington is scheduled to open in the fall of 2000, increasing the center's occupancy to over 95%.

     The Company recently purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land is being developed into Ashburn Village II, a 39,700 square foot in-line and pad building expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,100 square feet of professional office suites. Pad sites are being leased to restaurant and other users for free-standing buildings, with a 5,400 square foot pad lease completed. Construction began in November with substantial completion scheduled for the spring of 2000. Approximately 56% of the new space has been pre-leased.

     Office development and acquisition activities were an integral part of the Company's focus during 1999, and substantial efforts in this area will continue throughout 2000. Development of the Company's 235,000 square foot, class A mixed-use office/retail complex located along North Washington Street in historic Old Town Alexandria, Virginia is proceeding on schedule. Two twin four-story buildings will feature a brick and cast stone exterior facade with a glass curtain wall overlooking a spacious courtyard. Amenities will include three-story atrium lobbies, a fitness center, concierge service, a 600 space parking structure and the latest computerized energy management system. Office space will total 190,000 square feet, with the top floor containing walk-out terraces. Construction of the underground parking deck has been substantially completed, with building frames for the retail and office levels completed to the roof deck. Precast facade features and brick work is being installed and base building construction of the two buildings is scheduled to be completed by late summer 2000. The 45,000 square feet of retail space is 62% pre-leased.

     In January 1999, the Company completed construction of approximately 27,000 square feet of additional office/flex space at Avenel Business Park, in the Maryland suburbs of Washington, D.C. on excess land that it owns. Approximately 78% of the space is leased.

     During late 1998, the Company obtained the necessary approvals to convert an under-performing shopping center located on a 27 acre parcel in Tulsa, Oklahoma, into an industrial/warehouse use property, in order to capitalize on the property's proximity to interstate highways and the Tulsa International Airport. Crosstown Business Center is being redeveloped to provide approximately 197,000 square feet of predominantly warehouse space. The first tenant occupied its space in December 1999 and the project is now 15% leased.

Property Dispositions.

     In December 1999, the District of Columbia purchased the Park Road retail property as part of an assemblage of parcels for a neighborhood revitalization project. The Company recognized a net gain of approximately $553,000 on the sale of the property.

Item 2.  Properties

Overview
--------

     The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 6.1 million square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 28 neighborhood and community Shopping Centers, 4 Office Properties and one Industrial Property, totaling approximately 4.9, 1.0 and 0.2 million square feet of GLA, respectively. Only the United States Government (10.6%), a tenant of seven properties and Giant Food (7.3%), a tenant of eight Shopping Centers, individually accounted for more than 1.6% of the Company's total revenues for the year ending December 31, 1999. With the exception of five Shopping Center properties and a portion of one Office Property purchased or developed during the past four years, the Company's Current Portfolio Properties consist of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See "Item 1. Business--Operating Strategies" and "Business--Capital Strategies."


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

     The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. Based upon census data, the average estimated population within a three and five-mile radius of the Shopping Centers is approximately 105,000 and 255,000, respectively. The average household income within a three and five mile radius of the Shopping Centers is $63,000 each, compared to a national average of $54,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that any significant numbers of competing centers will be developed in the future.

     The Shopping Centers range in size from 5,000 to 561,000 square feet of GLA, with seven in excess of 300,000 square feet, and a weighted average of approximately 172,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Eighteen of the 28 Shopping Centers are anchored by a grocery store. As of February 2000, no single Shopping Center accounted for more than 11.5% of the total Shopping Center GLA.


The Office Properties
---------------------

     The four Office Properties are all located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 975,000 square feet, comprised of 884,000 and 86,000 square feet of office and retail space, respectively. The Office Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. As a consequence, management believes that the Office Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.

     601 Pennsylvania Ave. is a nine-story, Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime downtown location. Van Ness Square is a six-story office/retail building rebuilt in 1990. Van Ness Square is located in a highly developed commercial area of Northwest Washington, D.C. which offers extensive retail and restaurant amenities. Management believes that the Washington, D.C. office market is one of the strongest and most stable leasing markets in the nation, with relatively low vacancy rates in comparison to other major metropolitan areas. It believes that the long-term stability of this market is attributable to the status of Washington, D.C. as the nation's capital and to the presence of the federal government, international agencies, and an expanding private sector job market. Avenel Business Park (Phases I-III) is a research park located in a Maryland suburb of Washington, D.C. On April 1, 1998, the Company purchased Avenel IV, a newly constructed and 100% leased office / flex building located adjacent to Avenel Phases I-III. Two additional buildings (Avenel V) were completed in January 1999. The combined business park consists of 11 one-story buildings built in five phases which were completed in 1981, 1985, 1989, 1998 and 1999. Management believes that, due to its desirable location, the high quality of the property and the relative scarcity of research and development space in its immediate area, Avenel should continue to attract and retain desirable tenants in the future.

     Washington Square at Old Town is a new 235,000 square foot Class A mixed-use office/retail complex being developed on a two-acre site along Alexandria's main street, North Washington Street, in historic Old Town Alexandria. Washington Square features two twin four-story buildings with brick and cast stone exterior facades and glass curtain walls overlooking a spacious courtyard. Prospective tenants will be attracted by the property's three-story atrium lobbies, fitness center, concierge service, 600 space parking structure and computerized energy management system. The Company is marketing the 190,000 square feet of office space to corporate users, professionals and trade associations. The project's office tenants and Alexandria's residents will be served by 45,000 square feet of street-level retail businesses. Construction of Washington Square is scheduled to be completed and ready for occupancy by late summer 2000.


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

     The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

                             Saul Centers, Inc
                 Schedule of Current Portfolio Properties
                             December 31, 1999



                                                                                  Leasable                Year
                                                                                    Area                Developed            Land
                                                                                   (Square             or Acquired           Area
                          Property                        Location                  Feet)              (Renovated)         (Acres)
                  ==========================     ===========================   ================     ==================   ==========
Shopping Centers
----------------
                          Ashburn Village                   Ashburn, VA              108,204               1994              12.7
                          Ashburn Village II   (a)          Ashburn, VA               39,700             1999/2000            6.6
                          Beacon Center                     Alexandria, VA           355,659          1972 (1993/99)         32.3
                          Belvedere                         Baltimore, MD             54,941               1972               4.8
                          Boulevard                         Fairfax, VA               56,350            1994 (1999)           5.0
                          Clarendon                         Arlington, VA              6,940               1973               0.5
                          Clarendon Station                 Arlington, VA              4,868               1996               0.1
                          Flagship Center                   Rockville, MD             21,500            1972, 1989            0.5
                          French Market                     Oklahoma City, OK        247,393          1974 (1984/98)         13.8
                          Germantown                        Germantown, MD            26,241               1992               2.7
                          Giant                             Baltimore, MD             70,040            1972 (1990)           5.0
                          The Glen                          Lake Ridge, VA           112,639               1994              14.7
                          Great Eastern                     District Heights, MD     255,448            1972 (1995)          23.9
                          Hampshire Langley                 Langley Park, MD         134,425            1972 (1979)           9.9
                          Leesburg Pike                     Baileys Crossroads, VA    97,880          1966 (1982/95)          9.4
                          Lexington Mall                    Lexington, KY            315,707               1974              30.0
                          Lumberton                         Lumberton, NJ            189,898          1975 (1992/96)         23.3
                          Olney                             Olney, MD                 53,765            1975 (1990)           3.7
                          Ravenwood                         Baltimore, MD             87,750               1972               8.0
                          Seven Corners                     Falls Church, VA         560,998           1973 (1994-7)         31.6
                          Shops at Fairfax                  Fairfax, VA               68,743          1975 (1993/99)          6.7
                          Southdale                         Glen Burnie, MD          483,874            1972 (1986)          39.6




    Percentage Leased
Dec-99             Dec-98     Anchor/Significant Tenants
======             ======     ==========================
100%               100%       Giant Food, Blockbuster
(a)                (a)        Giant Food, Blockbuster
100%               100%       Lowe's, Giant Food, Office Depot, Outback Steakhouse, Marshalls,
                              Hollywood Video, Hancock Fabrics
 89%               100%       Food King, McCrory
100%                92%       Danker Furniture, Petco, Party City
100%               100%
100%                78%

100%               100%
 94%                65%       Burlington Coat Factory, Bed Bath & Beyond, Famous Footwear, Lakeshore
                              Learning Center,  BridesMart, Staples
 97%               100%
100%               100%       Giant Food
 97%                97%       Safeway Marketplace, CVS Pharmacy
 98%                96%       Giant Food, Pep Boys, Big Lots, Run N' Shoot
100%               100%       Safeway, McCrory
100%                93%       Zany Brainy, CVS Pharmacy, Hollywood Video
 82%                91%       Dillard's, Dawahares of Lexington,  Rite Aid
 85%                89%       SuperFresh, Rite Aid, Blockbuster, Ace Hardware
 99%                94%       Rite Aid

100%               100%       Giant Food, Hollywood Video
100%               100%       Home Depot, Shoppers Club, Best Buy, Michaels,  Barnes & Noble, Ross
                              Dress For Less, G Street Fabrics, Champs
100%               100%       SuperFresh, Blockbuster
100%               100%       Giant Food, Circuit City, Kids R Us, Michaels, Marshalls, PetSmart, Value
                              City Furniture

                             Saul Centers, Inc
                 Schedule of Current Portfolio Properties
                             December 31, 1999




                                                                                  Leasable                Year
                                                                                    Area                Developed            Land
                                                                                   (Square             or Acquired           Area
                          Property                        Location                  Feet)              (Renovated)         (Acres)
                  ==========================     ===========================   ================     ==================   ==========

Shopping Centers  (continued)
-----------------------------

                         Southside Plaza               Richmond, VA                  352,964              1972                32.8
                         South Dekalb Plaza            Atlanta, GA                   183,199              1976                14.6
                         Thruway                       Winston-Salem, NC             345,534            1972 (1997)           30.5
                         Village Center                Centreville, VA               142,881              1990                17.2
                         West Park                     Oklahoma City, OK              77,810              1975                11.2
                         White Oak                     Silver Spring, MD             480,156            1972 (1993)           28.5
                                                                            ----------------                            ----------
                              Total Shopping Centers                               4,935,507                                 419.6
                                                                            ----------------                            ----------

Office Properties
------------------
                         Avenel I-III                  Gaithersburg, MD              284,739            1981/85/89            28.2
                         Avenel IV                     Gaithersburg, MD               46,227              1998                3.2
                         Avenel V                      Gaithersburg, MD               27,667              1999                2.0
                         601 Pennsylvania Ave          Washington, DC                225,223            1973 (1986)           1.0
                         Van Ness Square               Washington, DC                156,182            1973 (1990)           1.2
                         Washington Square (a)         Alexandria, VA                235,000            1975 (2000)           2.0
                                                                            ----------------                           ----------
                            Total Office Properties                                  975,038                                 35.6
                                                                            ----------------                           ----------

Industrial Property
-------------------
                         Crosstown   (b)               Tulsa, OK                     197,135            1975 (2000)          21.5
                                                                            ----------------                           ----------

                            Total Portfolio                                        6,107,680 SF                             476.7
                                                                            ================                           ==========



    Percentage Leased
Dec-99             Dec-98
======             ======
 92%               92%        CVS Pharmacy, Community Pride Supermarket, Maxway
 82%               95%        MacFrugals, Pep Boys, The Emory Clinic
 96%               95%        Bed, Bath & Beyond, Stein Mart,  Harris Teeter, Fresh Market, Eckerd
                              Drugs, Houlihan's, Borders Books,  Zany Brainy,  Blockbuster
 98%               91%        Giant Food, Tuesday Morning
 58%               74%        Homeland Stores, Family Dollar
100%              100%        Giant Food, Sears, Rite Aid, Blockbuster
-------       ---------
 95%               95%
-------       ---------

 95%               91%        Quanta Systems, General Services Administration, GeneLogic, Ventana
                              Medical, Paragea Communications
100%                 -        Boston Biomedica, MicroAge
 78%                 -
100%               100%       General Services Administration, Alltel, American Arbitration, Capital Grille
 96%               96%        United Mine Workers Pension Trust, Office Depot, Pier 1
 (a)               (a)
---------       --------
 96%                95%
---------      ---------
 15%                 2%       Compass Group, Roxtec
---------      ---------

 93%               92%
=========      =========



(a)   Under construction and not operational at yearend December 31, 1999.
(b) Currently operational, but under development to convert former shopping center to warehouse use.

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



Item 4.  Submission of Matters to a Vote of Security Holders

     None.



                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information
------------------

     Saul Centers completed its initial public offering on August 26, 1993. Shares of common stock were sold at an initial offering price of $20 per share and the net offering proceeds were used to acquire general partnership interests
in the Operating Partnership and Subsidiary Partnerships.   The shares are
listed on the New York Stock Exchange under the symbol "BFS". The high and low sales prices for the common stock shares for each quarter of 1999 and 1998 were as follows:


            Period                                       Share Price
           --------                                      -----------
                                                    High                Low
                                                -------------      -------------

 October 1, 1999 - December 31, 1999                $1515/16           $     14
 July 1, 1999 - September 30, 1999                  $  173/8           $1413/16
 April 1, 1999 - June 30, 1999                      $  171/8           $  143/4
 January 1, 1999 - March 31, 1999                   $ 159/16           $  141/2

 October 1, 1998 - December 31, 1998                $ 16 3/4           $  153/8
 July 1, 1998 - September 30, 1998                  $ 183/16           $ 153/16
 April 1, 1998 - June 30, 1998                      $1815/16           $ 173/16
 January 1, 1998 - March 31, 1998                   $1815/16           $  173/8

     On February 28, 2000, the closing price was 143/8.

Holders
-------

The approximate number of holders of record of the common stock was 500 as of February 28, 2000.

Dividends
---------

     The Company paid four quarterly distributions in the amount of $0.39 per share, during each of the years ended December 31, 1999 and 1998, totaling $1.56 per share for each of these years, or an annual yield of 10.8% based on the closing price of the common stock on the New York Stock Exchange as of February 28, 2000. The Company has determined that 86.09% of the total $1.56 per share paid in calendar year 1999 represents currently taxable dividend income to the stockholders, while the balance of 13.91% is considered return of capital.

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

     Under the Code, REIT's are subject to numerous organizational and operation requirements, including the requirement to distribute at least 95% of REIT taxable income. The Company distributed amounts greater than the required amount in 1999 and 1998. Actual distributions by the Company were $28,231,000 in 1999 and $26,971,000 in 1998.


Item 6.  Selected Financial Data

     The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report. The historical selected financial data have been derived from audited financial statements for all periods.

SELECTED FINANCIAL DATA to be inserted.

Saul Centers, Inc.

                                                                    SELECTED FINANCIAL DATA
                                                             (In thousands, except per share data)


                                                                           Years Ended December 31,
                                                          1999         1998         1997         1996         1995
                                                        ---------    ---------    ---------   ---------    ---------
Operating Data:
--------------
  Total revenue ................................        $ 73,791    $  70,583    $  67,717    $  64,023    $  61,469

  Operating expenses ...........................          53,124       53,393       50,722       49,761       47,258
                                                        ---------    ---------    ---------   ---------    ---------
  Operating income .............................          20,667       17,190       16,995       14,262       14,211
  Non-operating income (loss)
     Gain on sale of property...................             553
     Change in accounting method ...............                         (771)
     Sale of interest rate protection
       agreements...............................              --           --       (4,392)        (972)          --
                                                        ---------    ---------    ---------   ---------    ---------
  Net income before extraordinary item and
    minority interests..........................          21,220       16,419       12,603       13,290       14,211
  Extraordinary item: Early extinguishment
    of debt ....................................              --          (50)      (3,197)        (587)        (998)
                                                        ---------    ---------    ---------   ---------    ---------
  Net income before minority interests .........          21,220       16,369        9,406       12,703       13,213
  Minority interests ...........................          (7,923)      (7,240)      (6,854)      (6,852)      (6,852)
                                                        ---------    ---------    ---------   ---------    ---------
  Net income ...................................        $ 13,297    $   9,129    $   2,552    $   5,851    $   6,361
                                                        =========    =========    =========   =========    =========


Per Share Data:
--------------
  Net income before extraordinary item and
    minority interests .........................        $   1.17    $    0.95    $    0.76    $    0.81    $    0.87
                                                        =========    =========    =========   =========    =========
  Net income ...................................        $   1.01    $    0.72    $    0.21    $    0.49    $    0.54
                                                        =========    =========    =========   =========    =========

  Weighted average shares outstanding :
     Fully converted ...........................          18,148       17,233       16,690       16,424       16,285
                                                        =========    =========    =========   =========    =========
     Common stock...............................          13,100       12,644       12,297       12,031       11,892
                                                        =========    =========    =========   =========    =========

 Dividends Paid:
 --------------
     Cash dividends to common stockholders (1)...       $  20,308    $  19,731    $  19,063    $ 18,669    $  18,531
                                                        =========    =========    =========   =========    =========
     Cash dividends per share ...................       $    1.56    $    1.56    $    1.56    $   1.56    $    1.56
                                                        =========    =========    =========   =========    =========

Balance Sheet Data:
------------------

  Income-producing properties
     (net of accumulated depreciation) ..........       $ 256,110    $ 246,151    $ 242,653    $234,699    $ 229,425

  Total assets ..................................         299,665      271,034      260,942     263,495      269,407

  Total debt, including accrued interest ........         311,114      291,576      286,072     273,731      273,979

  Total stockholders' equity (deficit) ..........         (31,859)     (37,284)     (38,054)    (26,361)     (16,735)


Other Data
----------
  Funds from operations  (2)
     Net income before minority interests .......       $  21,220    $  16,369    $   9,406    $ 12,703    $  13,213
     Depreciation and amortization of real
       property .................................          12,163       12,578       10,642      10,860       10,425
     Gain on sale of property ...................            (553)          --           --          --           --
     Change in accounting method ................              --          771           --          --           --
     Debt restructuring losses:
       Sale of interest rate protection
         agreements .............................              --           --        4,392         972           --
       Early extinguishment of debt .............              --           50        3,197         587          998
                                                        ---------    ---------    ---------   ---------    ---------
  Funds from operations .........................       $  32,830    $  29,768    $  27,637    $ 25,122    $  24,636
                                                        =========    =========    =========   =========    =========

  Cash flow provided by  ( used in ) :
     Operating activities .......................       $  31,645    $  29,686    $  28,936    $ 29,677    $  25,055
     Investing activities .......................       $ (36,920)   $ (14,776)   $ (16,094)   $ (8,035)   $ (20,992)
     Financing activities .......................       $   3,837    $ (13,203)   $ (12,192)   $(22,278)   $  (4,416)

--------------------------------------------------------------------------------------------------------------------------------
(1)   By operation of the Company's dividend reinvestment plan, $6,914, $6,366 and $4,305, was reinvested in newly issued common stock during 1999, 1998 and 1997, respectively.
(2)   Funds From Operations (FFO) as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income excluding gains or losses from debt restructuring, sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund cash needs.

      FFO may not be comparable to similarly titled measures employed by other REITs.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section should be read in conjunction with the selected financial data and the Consolidated Financial Statements of the Company and The Saul Organization and the accompanying notes in "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data," respectively, of this report. Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Items 1 - 6 of this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe", "expect" and "may".

     Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those given in the forward-looking statements as a result of changes in factors which include among others, the following: general economic and business conditions, which will, among other things, affect demand for retail and office space; demand for retail goods; availability and credit worthiness of the prospective tenants; lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology, risks of real estate development and acquisition, governmental actions and initiatives, debt refinancing risk, conflicts of interests, maintenance of REIT status and environmental/safety requirements.

General
-------

     The following discussion is based on the consolidated financial statements of the Company as of December 31, 1999 and for the year ended December 31, 1999. Prior year data is based on the Company's consolidated financial statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997.

Liquidity and Capital Resources
-------------------------------

     The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt service and loan repayments, expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 95% of its "real estate investment trust taxable income," as defined in the Code. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings.

     Management anticipates that during the coming year the Company may: i) redevelop certain of the Shopping Centers, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such property is expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line, construction financing, proceeds from the operation of the Company's dividend reinvestment plan or other external capital resources available to the Company.

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

     Management believes that the Company's current capital resources, including approximately $29,000,000 of the Company's credit line which was available for borrowing as of December 31, 1999, will be sufficient to meet its liquidity needs for the foreseeable future.

Capital Strategy and Financing Activity
---------------------------------------

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value. Over 80% of the Company's debt has a maturity beyond the year 2010. The Company's interest expense coverage ratio increased to 2.48 during the past year, from 2.33 in 1998.

     During 1999, the Company closed a $38,000,000 construction loan to fund the development costs associated with Washington Square, the mixed-use office/retail complex which the Company is constructing in Old Town Alexandria, Virginia. In October 1999, the Company secured a $4,000,000 increase in the construction loan in order to fully fund the increase in the overall project size from 225,000 leasable square feet to 235,000 leasable square feet and additional construction costs. The loan has an initial three-year term with an interest rate of LIBOR plus 1.90%, with the spread over LIBOR declining as leasing of the office and retail space is achieved.

     In conjunction with the Company's April 1998 acquisition of Avenel IV and the development of the 28,000 square foot Avenel V during 1999, the Company closed a $6,400,000 permanent loan in September 1998. The new loan term is 13 years, maturing in December 2011, and requires monthly principal and interest payments based on a 25-year amortization schedule and a rate of 7.09%. This loan is a part of a cross-collateralized mortgage pool totaling $76,914,000 at December 31, 1999. See "Note 4-Notes Payable in Item 8. Financial Statements and Supplemental Data."

     As of February 28, 2000, outstanding borrowings on the Company's $60,000,000 unsecured credit line totaled $35,000,000, leaving $25,000,000 of credit availability. The Company has fixed interest rates on approximately 83.3% of its total debt outstanding, which now has a weighted remaining term of 10.2 years.

Financial Information
---------------------

     In 1999, the Company reported Funds From Operations (FFO) of $32,830,000 on a fully converted basis. This represents a 10.3% increase over 1998 FFO of $29,768,000. The following table represents a reconciliation from net income before minority interests to FFO:

                                                                                 For the Years Ended December 31,
(Dollars in thousands)                                                       1999              1998             1997
----------------------                                                       ----              ----             ----
Net income before minority interests                                        $21,220           $16,369          $ 9,406
Subtract:
   Gain on sale of property                                                     553                 -                -
Add:
   Depreciation and amortization of real property                            12,163            12,578           10,642
   Debt restructuring losses:
          Disposition of interest rate protection agreements                      -                 -            4,392
          Write-off of unamortized loan costs                                     -                50            3,197
                                                                            -------           -------          -------
                                                                             32,830            28,997           27,637
 Add: Retroactive impact of change in accounting method(1)                        -               771                -
                                                                            -------           -------          -------

Funds From Operations(2)                                                    $32,830           $29,768          $27,637
                                                                            =======           =======          =======

     Cash flow from operating activities, investing activities and financing activities are as follows:

Cash flow provided by (used in):
-------------------------------
(Dollars in thousands)                                                           For the Years Ended December 31,
---------------------                                                        1999              1998             1997
                                                                             ----              ----             ----
Operating activities                                                       $ 31,645          $ 29,686         $ 28,936

Investing activities                                                        -36,920           -14,776          -16,094

Financing activities                                                          3,837           -13,203          -12,192

--------------------------
1 Retroactive to January 1, 1998, the Company began recognition of percentage rental income in accordance with a new accounting pronouncement.

2 FFO, as defined by the National Association of Real Estate Investment Trusts, is calculated as net income excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

     The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail and office development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its activities at Washington Square, Ashburn II, French Market and Crosstown Business Center.
The Company also completed development activity during 1999 at Beacon Center, Shops at Fairfax and Avenel Business Park.

     In February 1999, the Company announced the development of Washington Square at Old Town, a new Class A mixed-use office / retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project will provide 235,000 square feet of leaseable area and is well located on a two-acre site, formerly leased to Mastercraft furniture, along Alexandria's main street. Construction of the underground parking deck has been substantially completed, with building frames for the retail and office levels completed to the roof deck. Precast facade features and brick work is being installed and base building construction of the two buildings is scheduled to be completed by the summer of 2000. The 45,000 square feet of retail space is 62% pre-leased.

     The Company recently purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land is being developed into Ashburn II, a 39,700 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,100 square feet of professional office suites. Pad sites are being leased to restaurant
and other users for free-standing buildings.   Construction began in November
with substantial completion scheduled for the spring of 2000. Approximately 56% of the new space has been pre-leased.

     During 1999, the Company completed construction on a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. In December, a 90,000 square foot lease was signed with Burlington Coat Factory ("Burlington") to locate in the adjacent enclosed mall portion of the center. The common areas of the mall will become part of the Burlington leasable area, increasing the center to 247,000 square feet upon completion of tenant improvements. Mall tenants have been relocated to other space in the center or have ceased operations, which allowed construction to commence in February 2000. Burlington is scheduled to open in the fall of 2000, increasing the center's occupancy to over 95%.

     The conversion of the under-performing Tulsa, Oklahoma shopping center formerly anchored by Wal-Mart, to an industrial/office campus named Crosstown Business Center has commenced. The first tenant occupied its space in December 1999 and the project is now 15% leased.

     In late 1999, the Company completed redevelopment of the Beacon Center, located along U.S. Route 1 in Alexandria, Virginia. Beacon Center's central enclosed mall area was demolished and construction of a 148,000 square foot Lowe's home improvement and garden center store was completed and opened during the first week in November. In addition to the new Lowe's, 8,000 square feet of new small shop space was constructed and is 100% leased and occupied.

     The Company also recently completed another significant redevelopment during 1999 with the opening of a 53,000 square foot SuperFresh grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A small, enclosed mall comprising a portion of the shopping center was demolished and replaced by the new SuperFresh building and an additional 7,500 square feet of small shop space. SuperFresh opened for business in late September, and the shop space is 100% leased and occupied.

     The 1998 acquisition of Avenel IV and the completion in 1999 of the 27,000 square foot Avenel V expansion, increased the leasable area of the Company's Avenel Business Park by 26% to 359,000 square feet. Avenel Business Park is currently over 97% leased.

Portfolio Leasing Status
------------------------

     At December 31, 1999, the portfolio consisted of twenty eight Shopping Centers, four Office Properties and one Industrial Property, all of which are located in seven states and the District of Columbia. The Office Properties consist of one office property and one office/retail property, both located in the District of Columbia, a research park located in a Maryland suburb of Washington, D.C. and an office/retail property under construction in Old Town Alexandria, Virginia.

     At December 31, 1999, 92.7% of the Company's 5.8 million square feet of operating leasable space was leased to tenants, as compared to 92.1% at December 31, 1998. The shopping center portfolio was 95.2% leased at both December 31, 1999 and 1998. The Office Properties (excluding the Washington Square project under development) were 96.3% leased at December 31, 1999 compared to 95.4% as of December 31, 1998. The Industrial Property was 15% leased at December 31, 1999 compared to 2% as of December 31, 1998. The overall improvement in the year-end 1999 leasing percentage resulted primarily from the Company's successful leasing at Avenel Business Park and the commencement of leasing at Crosstown Business Center.


Results of Operations
---------------------

     The following discussion compares the results of the Company for the year ended December 31, 1999 with the year ended December 31, 1998, and compares the year ended December 31, 1998 with the year ended December 31, 1997. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto.


Years Ended December 31, 1999 and 1998
--------------------------------------

     Base rent increased to $59,200,000 in 1999 from $55,542,000 in 1998, representing a $3,658,000 (6.6%) increase. The increase in base rent resulted primarily from new leases in effect at recently redeveloped shopping centers (French Market, Seven Corners, Beacon Center and Thruway), leases rolling-over to higher rents in the Office Properties and the rollover of three anchor tenant leases into higher paying base rent in lieu of percentage rent at White Oak, Ravenwood and Giant shopping centers. The increase in base rent was diminished in part by the temporary absence of rental income on space being redeveloped at the Washington Square at Old Town and Shops at Fairfax developments.

     Expense recoveries increased to $10,176,000 in 1999 from $9,911,000 in 1998, representing an increase of $265,000 (2.7%). Expense recovery income increased primarily as a result of increases in real estate tax expense billed and collected from the Company's shopping center tenants.

     Percentage rent was $2,222,000 in 1999, compared to $2,755,000 in 1998, representing a decrease of $533,000 (19.3%). The decrease in percentage rent resulted primarily from the rollover of three anchor tenant leases into higher paying base rent in lieu of percentage rent at White Oak, Ravenwood and Giant shopping centers.

     Other income, which consists primarily of parking income at two of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $2,193,000 in 1999, compared to $2,375,000 in 1998, representing a decrease of $182,000 (7.7%). The decrease in other income resulted from reduced lease termination payments in the Office Properties compared to the prior year.

     As a consequence of the foregoing, the 1999 total revenues of $73,791,000 represented an increase of $3,208,000 (4.5%) over 1998 total revenues of $70,583,000.

     Operating expenses, which consist mainly of repairs and maintenance, utilities, payroll and insurance expense, decreased $110,000 (1.4%) to $7,720,000 in 1999 from $7,830,000 in 1998.

     The provision for credit losses was $295,000 in 1999 compared to $418,000 in 1998, representing a decrease of $123,000 (29.4%). The credit loss decrease resulted from lower credit loss activity in 1999 compared to 1998, when a tenant at Avenel Business Park filed for bankruptcy protection.

     Real estate taxes were $6,207,000 in 1999 compared to $6,128,000 in 1998, representing an increase of $79,000 (1.3%).

     Interest expense was $22,568,000 in 1999 compared to $22,627,000 in 1998, representing a decrease of $59,000 (0.3%).

     Amortization of deferred debt expense was $416,000 in 1999 compared to $419,000 in 1998, a decrease of $3,000 (0.7%).

     Depreciation and amortization expense was $12,163,000 in 1999 compared to $12,578,000 in 1998, representing a decrease of $415,000 (3.3%).

     General and administrative expense, which consists primarily of administrative payroll and other overhead expenses, was $3,755,000 in 1999 compared to $3,393,000 in 1998, representing an increase of $362,000 (10.7%). The increase in 1999 expenses compared to 1998 resulted from increases in payroll and state income tax expenses.

     Gain on sale of property of $553,000 in 1999 resulted from the District of Columbia's purchase of the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. There were no property sales in the 1998 year.

     Extraordinary item, early extinguishment of debt, resulted in losses of $50,000 in 1998. The losses resulted from the write-off of unamortized loan costs when the Company refinanced a portion of its loan portfolio. There were no such losses in 1999.

     Cumulative effect of change in accounting method occurred in 1998, when the Company adopted a new accounting method as directed by the Emerging Issues Task Force (EITF), Issue 98-9, Accounting for Contingent Rent In Interim Financial Periods. The Company recorded a charge of $771,000 for contingent rents recognized under the previous method.



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

     Depreciation and amortization expense increased $1,936,000 (18.2%) from $10,642,000 in 1997 to $12,578,000 in 1998. The increase resulted from the non-recurring write-off of unamortized tenant improvement costs due to the early termination of tenant leases at Beacon Center and Shops At Fairfax redevelopments and increased recurring expense related to new assets placed in service during 1998 and the latter half of 1997.

     General and administrative expense, which consists primarily of administrative payroll and other overhead expenses, was $3,393,000 in 1998 compared to $3,379,000 in 1997, representing an increase of $14,000 (0.4%).

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


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results of operations. The Company does not enter into financial instruments for trading purposes.

     The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of December 31, 1999, the Company had variable rate indebtedness totalling $43,278,000. Interest rate fluctuations will affect the Company's annual interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at December 31, 1999 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $310,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of December 31, 1999, the Company had fixed rate indebtedness totalling 26,990,000. If interest rates on the Company's fixed rate debt instruments at December 31, 1999 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $17,030,000.

Item 8.  Financial Statements and Supplementary Data

     The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
------
F-1     (a)  Report of Independent Public Accountants
F-2     (b)  Consolidated Balance Sheets - December 31, 1999 and 1998
F-3     (c)  Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997.
F-4     (d)  Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997.
F-5     (e)  Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and  1997.
F-6     (f)  Notes to Consolidated Financial Statements

     The selected quarterly financial data included in Note 15 of the Notes to Consolidated Financial Statements referred to above are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

     Certain information Part III requires will be filed in a definitive proxy statement with the SEC pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections or pages of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

     The information this Item requires is incorporated by reference to the information under the captions "Election of Directors" and "Compensation of Directors" on pages 3 through 7 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 28, 2000.

Item 11.  Executive Compensation

     The information this Item requires is incorporated by reference to the information under the captions "Executive Compensation," "Compensation Committee Report" and "Performance Graph" on pages 8 through 11 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 28, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information this Item requires is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 12 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 28, 2000.

Item 13. Certain Relationships and Related Transactions

     The information this Item requires is incorporated by reference to the information under the caption "Certain Relationships and Transactions" on page 13 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 28, 2000.

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

           (a)  Report of Independent Public Accountants

           (b)  Consolidated Balance Sheets - December 31, 1999 and 1998

           (c) Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997

           (d) Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

           (e) Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

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

       3.      Exhibits
               --------

     3.    (a)  First Amended and Restated Articles of Incorporation of
                Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1993 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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

          (r) Promissory Note, dated as of November 30, 1999 between Saul Holdings Limited Partnership, as Borrower and Wells Fargo Bank, National Association, as Lender, is filed herewith.



     23.        Consent of Independent Public Accountants is filed herewith.

     27.        Financial Data Schedule is filed herewith.

       Reports on Form 8-K.
       --------------------

          None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SAUL CENTERS, INC.
                                 (Registrant)

Date:     March   23, 2000          /s/ B. Francis Saul II
                ------              ----------------------
                                    B. Francis Saul II
                                    Chairman of the Board of Directors
                                    & Chief Executive Officer
                                    (Principal Executive Officer)

Date:     March   23, 2000          /s/ B. Francis Saul III
                ------              -----------------------
                                    B. Francis Saul III, Vice Chairman
                                    and Director

Date:     March   23, 2000          /s/ Philip D. Caraci
                ------              --------------------
                                    Philip D. Caraci, President and Director

Date:     March   23, 2000          /s/ Scott V. Schneider
                ------              ----------------------
                                    Scott V. Schneider, Senior Vice President
                                    and  Secretary (Principal Financial and
                                    Accounting Officer)

Date:     March   23, 2000          /s/ Gilbert M. Grosvenor
                ------              ------------------------
                                    Gilbert M. Grosvenor, Director

Date:     March   23, 2000          /s/ Philip C. Jackson Jr.
                ------              -------------------------
                                    Philip C. Jackson Jr., Director

Date:     March   23, 2000          /s/ General Paul X. Kelley
                ------              --------------------------
                                    General Paul X. Kelley, Director

Date:     March   23, 2000          /s/ Charles R. Longsworth
                ------              -------------------------
                                    Charles R. Longsworth, Director

Date:     March   23, 2000          /s/ Patrick F. Noonan
                ------              ---------------------
                                    Patrick F. Noonan, Director

Date:     March   23, 2000          /s/ Mr. Mark Sullivan III
                ------              -------------------------
                                    Mark Sullivan III, Director

Date:     March   23, 2000          /s/ James W. Symington
                ------              ----------------------
                                    James W. Symington, Director

Date:     March   23, 2000          /s/ John R. Whitmore
                ------              --------------------
                                    John R. Whitmore, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Saul Centers, Inc.:

          We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saul Centers, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

          As explained in Note 2 to the financial statements, effective June 30, 1998, the Company changed its method of accounting for percentage rent.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III "Real Estate and Accumulated Depreciation" on page F-18 and F-19 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subject to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Vienna, Virginia

February 7, 2000

Saul Centers, Inc.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
(Dollars in thousands)                                                                       1999                 1998
---------------------------------------------------------------------------------------------------------------------------


Assets

Real estate investments
      Land                                                                                   $  64,233            $  64,339
      Buildings and equipment                                                                  304,149              283,722
                                                                                     -----------------    -----------------
                                                                                               368,382              348,061
      Accumulated depreciation                                                                (112,272)            (101,910)
                                                                                     -----------------    -----------------
                                                                                               256,110              246,151
    Construction in progress                                                                    21,201                4,506
    Cash and cash equivalents                                                                      957                2,395
    Accounts receivable and accrued income, net                                                  8,723                6,347
    Prepaid expenses                                                                             7,959                6,873
    Deferred debt costs, net                                                                     3,197                3,604
    Other assets                                                                                 1,518                1,158
                                                                                     -----------------    -----------------
              Total assets                                                                   $ 299,665            $ 271,034
                                                                                     =================    =================


Liabilities

    Notes payable                                                                            $ 310,268            $ 290,623
    Accounts payable, accrued expenses and other liabilities                                    18,391               14,856
    Deferred income                                                                              2,865                2,839
                                                                                     -----------------    -----------------
              Total liabilities                                                                331,524              308,318
                                                                                     -----------------    -----------------

Minority interests                                                                                  --                   --
                                                                                     -----------------    -----------------


Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 13,334,145 and 12,836,378 shares issued and
      outstanding, respectively                                                                    133                  129
    Additional paid-in capital                                                                  44,616               31,967
    Accumulated deficit                                                                        (76,608)             (69,380)
                                                                                     -----------------    -----------------
              Total stockholders' equity (deficit)                                             (31,859)             (37,284)
                                                                                     -----------------    -----------------

              Total liabilities and stockholders' equity (deficit)                           $ 299,665            $ 271,034
                                                                                     =================    =================

                                 The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    For the Years Ended December 31,
(Dollars in thousands, except per share amounts)                           1999                  1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
Revenue
    Base rent                                                             $59,200               $55,542                   $51,779
    Expense recoveries                                                     10,176                 9,911                     9,479
    Percentage rent                                                         2,222                 2,755                     2,948
    Other                                                                   2,193                 2,375                     3,511
                                                                  ------------------    ------------------    ----------------------
              Total revenue                                                73,791                70,583                    67,717
                                                                  ------------------    ------------------    ----------------------


Operating expenses
    Property operating expenses                                             7,720                 7,830                     8,075
    Provision for credit losses                                               295                   418                       505
    Real estate taxes                                                       6,207                 6,128                     6,084
    Interest expense                                                       22,568                22,627                    20,308
    Amortization of deferred debt expense                                     416                   419                     1,729
    Depreciation and amortization                                          12,163                12,578                    10,642
    General and administrative                                              3,755                 3,393                     3,379
                                                                  ------------------    ------------------    ----------------------
              Total operating expenses                                     53,124                53,393                    50,722
                                                                  ------------------    ------------------    ----------------------
Operating income                                                           20,667                17,190                    16,995

Non-operating items
  Gain on sale of property                                                    553                    --                        --
  Sales of interest rate protection agreements                                 --                    --                    (4,392)
                                                                  ------------------    ------------------    ----------------------

Net income before extraordinary item, cumulative effect
        of change in accounting method and minority interests              21,220                17,190                    12,603

Extraordinary item
    Early extinguishment of debt                                               --                   (50)                   (3,197)
Cumulative effect of change in accounting method                               --                  (771)                       --
                                                                  ------------------    ------------------    ----------------------
Net income before minority interests                                       21,220                16,369                     9,406
                                                                  ------------------    ------------------    ----------------------

Minority interests
    Minority share of income                                               (5,899)               (4,354)                   (2,483)
    Distributions in excess of earnings                                    (2,024)               (2,886)                   (4,371)
                                                                  ------------------    ------------------    ----------------------
              Total minority interests                                     (7,923)               (7,240)                   (6,854)
                                                                  ------------------    ------------------    ----------------------
Net income                                                         $       13,297        $        9,129        $            2,552
                                                                  ==================    ==================    ======================

Per share (basic and dilutive)
    Net income before extraordinary item, cumulative
        effect of change in accounting method and
        minority interests                                         $        1.17         $         1.00        $            0.76
    Extraordinary item                                                        --                     --                    (0.19)
    Cumulative effect of change in accounting method                          --                  (0.05)                      --
                                                                  ------------------    ------------------    ----------------------

    Net income before minority interests                           $        1.17         $         0.95        $            0.57
                                                                  ==================    ==================    ======================

    Net income                                                     $        1.01         $         0.72        $            0.21
                                                                  ==================    ==================    ======================

Saul Centers, Inc.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                             Additional
                                                           Common             Paid-in           Accumulated
(Dollars in thousands, except per share amounts)           Stock              Capital             Deficit        Total
----------------------------------------------------------------------------------------------------------------------------

Stockholders' equity (deficit):

    Balance, December 31, 1996                          $    121         $   15,950         $   (42,011)       $  (25,940)

      Issuance of 275,374 shares of
        common stock                                           3              4,497                  --             4,500
      Net income                                              --                 --               2,552             2,552
      Distributions ($1.17 per share)                         --                 --             (14,334)          (14,334)
      Distributions payable ($.39 per share)                  --                 --              (4,832)           (4,832)
                                               ------------------   -----------------   ----------------    ----------------


    Balance, December 31, 1997                               124             20,447             (58,625)          (38,054)

      Issuance of 408,233 shares of
        common stock                                           5              6,629                  --             6,634
      Issuance of 405,532 convertible
        limited partnership units in the
        Operating Partnership                                 --              4,891                  --             4,891
      Net income                                              --                 --               9,129             9,129
      Distributions ($1.17 per share)                         --                 --             (14,899)          (14,899)
      Distributions payable ($.39 per share)                  --                 --              (4,985)           (4,985)
                                               ------------------   -----------------   ----------------    ----------------


    Balance, December 31, 1998                               129             31,967             (69,380)          (37,284)

      Issuance of 497,767 shares of
        common stock                                           4              7,158                  --             7,162
      Issuance of 373,546 convertible
        limited partnership units in the
        Operating Partnership                                 --              5,491                  --             5,491
      Net income                                              --                 --              13,297            13,297
      Distributions ($1.17 per share)                         --                 --             (15,323)          (15,323)
      Distributions payable ($.39 per share)                  --                 --              (5,202)           (5,202)
                                               ------------------   -----------------   ----------------    ----------------
     Balance, December 31, 1999                 $            133     $       44,616      $      (76,608)     $    (31,859)
                                               ==================   =================   ================    ================


                                 The accompanying notes are an integral part of these statements.


Saul Centers, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Years Ended December 31,
(Dollars in thousands)                                                    1999                  1998                  1997
--------------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
  Net income                                                           $   13,297             $  9,129              $   2,552
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                  7,923                7,240                  6,854
        Gain on sale of property                                             (553)                  --                     --
        Sales of interest rate protection agreements                           --                   --                  4,392
        Cumulative effect of change in
              accounting method                                                --                  771                     --
        Loss on early extinguishment of debt                                   --                   50                  3,197
        Depreciation and amortization                                      12,579               12,997                 12,371
        Provision for credit losses                                           295                  418                    505
        Increase in accounts receivable                                    (2,671)              (1,346)                  (406)
        Increase in prepaid expenses                                       (2,434)              (2,742)                (1,426)
        Decrease (increase) in other assets                                  (360)                   3                  2,548
        Increase (decrease) in accounts payable,
              accrued expenses and other liabilites                         3,535                1,763                 (1,640)
        Increase (decrease) in deferred income                                 26                1,409                    (11)
        Other, net                                                              8                   (6)                    --
                                                                  ------------------    -----------------    -------------------
              Net cash provided by operating activities                    31,645               29,686                 28,936
                                                                  ------------------    -----------------    -------------------

Cash flows from investing activities:
    Net proceeds from sale of property                                      1,718                   --                     --
    Additions to real estate investments                                  (11,587)              (6,607)                (4,377)
    Additions to construction in progress                                 (27,051)              (8,169)               (11,717)
                                                                  ------------------    -----------------    -------------------
              Net cash used in investing activities                       (36,920)             (14,776)               (16,094)
                                                                  ------------------    -----------------    -------------------
Cash flows from financing activities:
    Proceeds from notes payable                                            33,979               20,900                223,600
    Repayments on notes payable                                           (14,334)             (18,407)              (212,388)
    Proceeds from sale of interest rate protection agreements                  --                   --                  1,370
    Note prepayment fees                                                       --                   --                    (95)
    Additions to deferred debt expense                                        (13)                (220)                (3,159)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                            12,653               11,648                  4,500
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                           (28,448)             (27,124)               (26,020)
                                                                  ------------------    -----------------    -------------------
              Net cash provided by (used in) financing                      3,837              (13,203)               (12,192)
               activities
                                                                  ------------------    -----------------    -------------------
Net increase (decrease) in cash                                            (1,438)               1,707                    650
Cash, beginning of year                                                     2,395                  688                     38
                                                                  ------------------    -----------------    -------------------
Cash, end of year                                                  $          957        $       2,395        $           688
                                                                  ==================    =================    ===================
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest, net of amount capitalized                        $       22,698        $      22,575        $        19,804



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

Formation and Structure of Company

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, on the 2-acre site of the former North Washington shopping center property, and Ashburn II, a 39,700 square foot retail and office suite expansion to the Company's Ashburn Village shopping center and repositioning an under-performing shopping center to an industrial/warehouse use (the "Industrial Property"). On December 16, 1999, the District of Columbia purchased the Park Road retail property as part of an assemblage of parcels for a neighborhood revitalization project. Therefore, as of December 31, 1999, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn II (the "Shopping Centers"), 3 predominantly office operating properties and Washington Square at Old Town (the "Office Properties") and the Industrial Property. To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Mid-Atlantic region. A majority of the Shopping Centers are anchored by several major tenants. Eighteen of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements

services. As of December 31, 1999, no single Shopping Center accounted for more than 11.5% of the total Shopping Center gross leasable area. Only one retail tenant, Giant Food, at 7.3%, accounted for more than 1.6% of the Company's 1999 total revenues. No office tenant other than the United States Government, at 10.6%, accounted for more than 1.8% of 1999 total revenues.

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Repairs and maintenance expense totaled $2,815,000, $2,616,000, and $2,479,000, for calendar years 1999, 1998 and 1997, respectively, and is included in operating expenses in the accompanying financial statements. Interest expense capitalized totaled $934,000, $257,000 and $297,000, for calendar years 1999, 1998 and 1997, respectively.

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


Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable included $1,803,000, $1,443,000 and $1,663,000, at December 31, 1999,
1998 and 1997, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $594,000, $657,000 and $506,000, at December 31, 1999, 1998 and
1997, respectively.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements


     Allowance for Doubtful Accounts
     -------------------------------
           (In thousands)

                                                      For the Years Ended December 31,
                                                    -----------------------------------
                                                       1999        1998        1997
                                                    ----------  ----------  -----------
Beginning Balance.................................       $ 657       $ 506       $ 427
Provision for Credit Losses.......................         295         418         505
Charge-offs.......................................        -358        -267        -426
                                                         -----       -----       -----
Ending Balance ...................................       $ 594       $ 657       $ 506
                                                         =====       =====       =====

Deferred Debt Costs

     Deferred debt costs consists of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $1,005,000, $589,000 and $171,000, at December 31, 1999, 1998 and 1997, respectively.

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

Income Taxes

     The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying financial statements. As of December 31, 1999 and 1998, the total tax basis of the Company's assets was $323,080,000 and $296,658,000, and the tax basis of the liabilities was $317,474,000 and $298,280,000, respectively.

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock
on the day the fee is earned.   As of December 31, 1999, 120,000 shares were
authorized and registered for use under the Plan, and 72,000 shares had been credited to the directors' deferred fee accounts.

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

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements

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

Construction in Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 1999 and 1998 are as follows:

     Construction in Progress
     ------------------------
        (In thousands)

                                                            December 31,
                                                    ----------------------------
                                                        1999           1998
                                                    -------------  -------------
Washington Square.................................        $18,009         $   --
Ashburn Village II................................          2,326             --
French Market.....................................            509            949
Crosstown Business Center.........................            357             55
Avenel V..........................................             --          2,800
Shops At Fairfax..................................             --            702
                                                          -------         ------
Balance ..........................................        $21,201         $4,506
                                                          =======         ======

Cash and Cash Equivalents

     Cash and cash equivalents includes cash and short-term investments with maturities of three months or less.


Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share". The Company has no dilutive securities, therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, that is, assuming the limited partners exercise their right to convert their partnership ownership into shares of Saul Centers and is computed using weighted average shares of 18,147,954, 17,233,047 and 16,690,417, shares for the years ended December 31, 1999, 1998 and 1997, respectively. Per share data relating to net income after minority interests is computed on the basis of 13,100,295, 12,643,639 and 12,297,254, weighted average common shares for the years ended December 31, 1999, 1998 and 1997, respectively.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements


3. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization has a 27.9% limited partnership interest, represented by 5,172,241 convertible limited partnership units, in the Operating Partnership, as of December 31, 1999. These convertible limited partnership units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The impact of the Saul Organization's 27.9% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.


4.   NOTES PAYABLE

December 31, 1999

     During 1999 the Company obtained a $42,000,000 loan to fund the construction of the Washington Square at Old Town project in Alexandria, Virginia. Borrowings totaled $31,000,000 on the Company's $60,000,000 unsecured revolving credit facility at December 31, 1999, leaving $29,000,000 available for future use. The Company has the option to pay a fee of 1/4% and extend the term one year, however, the Company and lender are currently negotiating a new three year facility. Notes payable totaled $310,268,000 at December 31, 1999, as follows:

                                             Principal            Interest       Scheduled
                  Notes Payable             Outstanding             Rate *       Maturity *
                  --------------           ------------------------------------------------
                  (In thousands)
             Fixed Rate Mortgages:            $142,772  (a)         7.67 %        Oct 2012
                                                76,914  (b)         8.52 %        Dec 2011
                                                36,874  (c)         7.88 %        Jan 2013
                                                10,430  (d)         6.88 %        May 2004
                                             ---------------------------------------------
                       Total Fixed Rate        266,990              7.91 %      12.2 Years
                                             ---------------------------------------------

             Variable Rate Loans:
                Construction Loan               12,278 (e)          8.40 %        Jan 2002
                Line of Credit                  31,000 (f)          8.00 %        Sep 2000
                                             ---------------------------------------------
                       Total Variable Rate      43,278              8.26 %       1.1 Years
                                             ---------------------------------------------


                       Total Notes Payable    $310,268              7.96 %      10.7 Years
                                             =============================================
                       * Weighted averages computed for interest and scheduled maturity totals.

(a)  The loan is collateralized by nine shopping centers.
(b) The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village I and II, Leesburg Pike, Lumberton Plaza and Village Center. The loan was amended during 1998 to include new borrowings of $6,400,000 at a rate of 7.09%. Avenel IV (acquired in 1998) and Avenel V (under construction at year-end 1998 and substantially completed during 1999) were added as collateral. The 8.52% blended interest rate is the weighted average of the initial loan rate and the additional borrowings rate.
(c)  The loan is collateralized by 601 Pennsylvania Avenue.
(d)  The loan is collateralized by The Glen shopping center.
(e) The loan is a construction loan totaling $42,000,000. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.45% to 1.9% (determined by certain leasing and/or construction benchmarks) or upon the bank's prime rate at the Company's option. The loan may be extended for 2 one-year terms with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 1999 was based on a LIBOR of 6.5% and spread of 1.9%.
(f) The loan is a revolving credit facility totaling $60,000,000. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.375% to 1.625% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate plus 1/2% at the Company's option. The line may be extended one year with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 1999 was based on a LIBOR of 6.5% and spread of 1.5%.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements


     Notes payable balances outstanding at December 31, 1999 have a weighted average remaining term of 10.7 years, and a weighted average interest rate of 7.96%. Of the $310,268,000 total debt at December 31, 1999, $266,990,000 was fixed rate (86.1% of the total notes payable) and $43,278,000 was variable rate (13.9% of the total notes payable). The December 31, 1999 depreciated cost of properties collateralizing the mortgage notes payable totaled $193,696,000. Certain loans are subject to covenant test. The Company believes it is in compliance with all such covenant tests.

     Notes payable of $266,990,000 at December 31, 1999 require monthly installments of principal and interest, with principal amortization on schedules averaging approximately 20 years. The remaining notes payable totaling $43,278,000 at December 31, 1999 require monthly installments of interest only. Notes payable at December 31, 1999 totaling $221,075,000 are guaranteed by members of The Saul Organization.

     As of December 31, 1999, the scheduled maturities of all debt for years ended December 31, are as follows:


     Debt Maturity Schedule
     ----------------------
        (In thousands)



2000.............   $  36,297
2001.............       6,074
2002.............      18,030
2003.............       6,232
2004.............      15,999
Thereafter.......     227,636
                     --------
                    $ 310,268
                    =========

December 31, 1998

     The Company assumed a $3,700,000 loan when it acquired Avenel IV on April 1, 1998. In September 1998, the Company closed a $6,400,00 permanent fixed rate loan to replace the variable rate loan assumed on the acquisition of Avenel IV. The balance of the loan, $2,700,000, was used to fund construction of the new Avenel V development. The new loan term was 13 years and required monthly principal and interest payments based upon a 25 year amortization schedule and an interest rate of 7.09%. Borrowings totaled $18,000,000 on the Company's $60,000,000 unsecured revolving credit facility at December 31, 1998, leaving $42,000,000 available for future use. Notes payable totaled $290,623,000 at December 31, 1998.

     Notes payable balances outstanding at December 31, 1998 had a weighted average remaining term of 12.5 years, and a weighted average interest rate of 7.84%. Of the $290,623,000 total debt at December 31, 1998, $272,623,000 was fixed rate (93.8% of the total notes payable) and $18,000,000 was variable rate (6.2% of the total notes payable). The December 31, 1998 depreciated cost of properties collateralizing the mortgage notes payable totaled $192,000,000.

     Notes payable of $272,422,000 at December 31, 1998 required monthly installments of principal and interest, with principal amortization on schedules averaging approximately 20 years. The $201,000 note required monthly interest and an annual principal payment of $100,000. The remaining notes payable totaling $18,000,000 at December 31, 1998 required monthly installments of interest only. Notes payable at December 31, 1998 totaling $211,000,000 were guaranteed by members of The Saul Organization.


5.   LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancellable commercial leases. Base rent for the years ended December 31, 1999, 1998 and 1997, amounted to $59,200,000, $55,542,000 and $51,779,000, respectively. Future base rent under noncancellable leases for years ended December 31, are as follows:

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements




Future Base Rental Income
-------------------------
    (In thousands)

 2000...........                   $ 59,121
 2001...........                     52,658
 2002...........                     45,705
 2003...........                     39,176
 2004...........                     34,022
 Thereafter.....                    246,062
                                   --------
                                   $476,744
                                   ========

     The majority of the leases also provide for rental increases and expense recoveries based on increases in the Consumer Price Index or increases in operating expenses, or both. These increases generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 1999, 1998 and 1997 amounted to $10,176,000, $9,911,000 and $9,479,000, respectively.
In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant's lease. Percentage rent amounted to $2,222,000, $2,755,000 and $2,948,000, for the years ended December 31, 1999,
1998 and 1997, respectively.


6.   LONG-TERM LEASE OBLIGATIONS

     Certain properties are subject to noncancellable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $154,000, $152,000 and $152,000, for each of the years ended December 31, 1999, 1998 and 1997, respectively. The minimum future rental commitments under these ground leases are as follows:

Ground Lease Rental Commitments
-------------------------------
        (In thousands)
                                                     Annual Rent                         Total
                                         2000           2001         2002-2004         Thereafter
                                      ------------------------------------------       ----------
Beacon Center                           $  47          $  51        $       53            $ 3,395
Olney                                      50             50                50              4,575
Southdale                                  60             60                60              3,785
                                        -----          -----        ----------            -------
Total                                   $ 157          $ 161        $      163            $11,755
                                        =====          =====        ==========            =======

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

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements

7.     SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

     The consolidated statement of operations for the year ended December 31, 1999 includes a charge for minority interests of $7,923,000, consisting of $5,899,000 related to The Saul Organization's share of the net income for the year and $2,024,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1998 of $7,240,000 consists of $4,354,000 related to The Saul Organization's share of net income for the year and $2,886,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1997 of $6,854,000 consists of $2,483,000 related to The Saul Organization's share of the net income for the year and $4,371,000 related to distributions to minority interests in excess of allocated net income for the year.


8.  RELATED-PARTY TRANSACTIONS

     In October 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center at a price of $1,438,000. The land is being developed into a 39,700 square foot expansion to the existing shopping center, containing approximately 23,600 square feet of retail and restaurant space and 16,100 square feet of professional office suites. The seller was a member of The Saul Organization.

     In April 1998, the Company purchased, through its Operating Partnership, a 46,227 square foot office/flex property known as Avenel IV. The $5,600,000 purchase price consisted of $3,657,000 in variable rate debt assumption, with the balance paid through the issuance of 105,922 new units in Saul Centers' Operating Partnership. The seller was a member of The Saul Organization.

     Chevy Chase Bank, an affiliate of The Saul Organization, leases space in twelve of the Company's properties. Total rental income from Chevy Chase Bank amounted to $1,169,000, $1,192,000 and $1,181,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Chairman and Chief Executive Officer, the Vice Chairman and the President of the Company are officers of The Saul Organization but devote a substantial amount of time to the management of the Company. The annual compensation for these officers is fixed by the Compensation Committee of the Board of Directors.

     The Company shares with The Saul Organization on a prorata basis certain ancillary functions such as computer and payroll services and insurance expense based on management's estimate of usage or time incurred, as applicable. Also, The Saul Organization subleases office space to the Company. The terms of all such arrangements with The Saul Organization, including payments related thereto, are periodically reviewed by the Audit Committee of the Board of Directors. Included in general and administrative expense for the years ended December 31, 1999, 1998 and 1997, are charges totaling $1,798,000, $1,685,000 and $1,624,000, related to shared services, of which $1,773,000, $1,480,000 and $1,436,000, was paid during the years ended December 31, 1999, 1998 and 1997, respectively.


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

     The Compensation Committee has granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vested 25% per year over four years, have an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. A total of 170,000 of the options expire September 23, 2003 and 10,000 expire September 24, 2004. As of December 31, 1999, all 180,000 of the options were fully vested. No compensation expense has been recognized as a result of these grants.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements


10.    NON-OPERATING ITEMS

Sales of Interest Rate Protection Agreements

     The Company sold the remaining portion of its interest rate protection
agreements with a notional value of $162,800,000 in October 1997.   The sales
resulted in the write-off of unamortized costs in excess of the proceeds received totaling $4,392,000 for the year ended December 31, 1997.

Gain on Sale of Property

     Gain on sale of property of $553,000 in 1999 resulted from the District of Columbia's purchase of the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. There were no property sales in the 1998 year.


11.    EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     The consolidated statements of operations for the years ending December 31, 1998 and 1997, include $50,000 and $3,197,000, respectively, related to the write-off of deferred financing costs on loans that were prepaid. There was no such write-off for the year ended December 31, 1999.


12.    FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure about the fair value for all financial instruments. The carrying values of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based on interest rates currently available to the Company, the carrying value of the variable rate credit line payable is a reasonable estimation of fair value, because the debt bears interest based on short-term interest rates. Based upon management's estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing in the amount of the total notes payable, the fair value is not materially different from its carrying value.


13.    COMMITMENTS AND CONTINGENCIES

     Neither the Company nor the Current Portfolio Properties are subject to any material litigation, nor, to management's knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business. Management believes that these items, individually or in the aggregate, will not have a material adverse impact on the Company or the Current Portfolio Properties.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements



14.    DISTRIBUTIONS

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commission, service charges or other expenses. All expenses of the Plan are paid by the Company. The January 31, 1996 dividend was the initial dividend payment date when the Company's stockholders and holders of limited partnership interests could participate in the Plan.

     Of the distributions paid during 1999, $1.34 per share represented ordinary dividend income and $0.22 per share represented return of capital to the shareholders. The following summarizes distributions paid during the years ended December 31, 1999, 1998 and 1997, including activity in the Plan:


                                      Total Distributions to                         Dividend Reinvestment Plan
                                      ----------------------                         --------------------------
                                                         Limited             Common
                                      Common           Partnership           Stock             Units        Discounted
                                   Stockholders        Unitholders           Issued           Issued        Share Price
-------------------------------------------------------------------------------------------------------------------------
                                  (in thousands)     (in thousands)
-------------------------------------------------------------------------------------------------------------------------
  Distributions during 1999
------------------------------
-------------------------------------------------------------------------------------------------------------------------
   October 29                             $ 5,148             $2,017              130,753             --           $13.76
-------------------------------------------------------------------------------------------------------------------------
   July 30                                  5,100              2,018              119,142        126,967            14.79
-------------------------------------------------------------------------------------------------------------------------
   April 30                                 5,075              1,967              111,990        119,877            15.28
-------------------------------------------------------------------------------------------------------------------------
   January 29                               4,985              1,921              116,727        126,702            14.07
                                          -------             ------              -------        -------
-------------------------------------------------------------------------------------------------------------------------
                                          $20,308             $7,923              478,612        373,546
                                          =======             ======              =======        =======
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

  Distributions during 1998
------------------------------
-------------------------------------------------------------------------------------------------------------------------
   October 30                             $ 4,980             $1,873              105,756        112,867           $15.40
-------------------------------------------------------------------------------------------------------------------------
   July 29                                  4,969              1,827              101,739        106,010            16.01
-------------------------------------------------------------------------------------------------------------------------
   April 30                                 4,950              1,827               90,856         80,733            17.40
-------------------------------------------------------------------------------------------------------------------------
   January 30                               4,832              1,713               94,304             --            16.19
                                          -------             ------              -------        -------
-------------------------------------------------------------------------------------------------------------------------
                                          $19,731             $7,240              392,655        299,610
                                          =======             ======              =======        =======
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

  Distributions during 1997
------------------------------
-------------------------------------------------------------------------------------------------------------------------
   October 31                             $ 4,808             $1,713               72,901             --           $17.10
-------------------------------------------------------------------------------------------------------------------------
   July 31                                  4,782              1,715               63,291             --            16.98
-------------------------------------------------------------------------------------------------------------------------
   April 30                                 4,744              1,713               68,913             --            15.16
-------------------------------------------------------------------------------------------------------------------------
   January 31                               4,729              1,713               58,728             --            16.01
                                          -------             ------              -------        -------
-------------------------------------------------------------------------------------------------------------------------
                                          $19,063             $6,854              263,833             --
                                          =======             ======              =======        =======
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


     In December 1999, 1998 and 1997, the Board of Directors of the Company authorized a distribution of $0.39 per share payable in January 2000, 1999 and 1998, to holders of record on January 17, 2000, January 15, 1999 and January 16, 1998, respectively. As a result, $5,202,000, $4,985,000 and $4,832,000 was paid to common shareholders on January 31, 2000, January 29, 1999 and January 30, 1998, respectively. Also, $2,017,000, $1,921,000 and $1,713,000, was paid to limited partnership unitholders on January 31, 2000, January 29, 1999 and January 30, 1998 ($0.39 per Operating Partnership unit), respectively. These amounts are reflected as a reduction of stockholders' equity and are included in accounts payable in the accompanying consolidated financial statements.


                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements




15. INTERIM RESULTS (UNAUDITED)

      The following summary presents the results of operations of the Company for the quarterly periods of years 1999 and 1998.

        (In thousands, except                                                           Three Months Ended
                                                                --------------------------------------------------------------
         per share amounts)                                        12/31/99      09/30/99      06/30/99           03/31/99
                                                                -------------   -----------  ------------   ------------------
        Revenues                                                $   19,398      $ 18,409    $   18,020        $   17,964
                                                                -------------   -----------  ------------   ------------------

        Net income before extraordinary item
            and minority interests                                   6,103         5,145         4,931             5,041

        Minority interests                                          (2,017)       (2,018)       (1,967)           (1,921)
                                                                -------------   -----------  ------------   ------------------
        Net income                                              $    4,086      $  3,127      $  2,964        $    3,120
                                                                =============   ===========  ============   ==================

        Per Share Data  :
            Net income before extraordinary item
                and minority interests                          $     0.33      $   0.28      $   0.27        $     0.28
                                                                =============   ===========  ============   ==================
            Net income                                          $     0.31    $     0.24    $     0.23        $     0.24
                                                                =============   ===========  ============   ==================



                                                                   12/31/99      09/30/99      06/30/99           03/31/99
                                                                -------------   -----------  ------------   ------------------
        Revenues                                                $   18,100      $ 17,650    $   17,505        $   17,143
                                                                -------------   -----------  ------------   ------------------

        Net income before extraordinary item
            and minority interests                                   3,774         4,427         4,326             4,478

        Extraordinary item-Early extinguishment of debt                 --           (50)           --                --

        Minority interests                                          (1,873)       (1,827)       (1,827)           (1,713)
                                                                -------------   -----------  ------------   ------------------
        Net income                                              $    1,901      $  2,550      $  2,499        $    2,765
                                                                =============   ===========  ============   ==================

        Per Share Data  :
            Net income before extraordinary item
                and minority interests                          $     0.21      $   0.26      $   0.25        $     0.27
                                                                =============   ===========  ============   ==================
        Net income                                              $     0.15    $     0.20    $     0.20        $     0.22
                                                                =============   ===========  ============   ==================


   In June 1998, the Company adopted a new accounting method as directed by the Emerging Issues Task Force (EITF) Issue 98-9
"Accounting for Contingent Rent In Interim Financial Periods" which reallocated the amount of annual percentage rent income recognized in its quarterly reports. (See Note 2, Summary of Significant Accounting Policies-Change In Accounting Method.)

The Company adopted the new accounting method during the second quarter of 1998, retroactive to January 1, 1998. The Company reported revenues and net income, of $34,833,000 and $4,678,000, respectively, for the six months ended June 30, 1998. The six month results included additional percentage rent income of $185,000 and the cumulative effect of change in accounting method of
($771,000), which would have been reported in the first quarter had the accounting method been then adopted. The 1998 second, third and fourth quarter interim results presented above reflect application of the new accounting method. The 1998 first quarter does not reflect the allocation of percentage rent income earned in accordance with the new accounting method and therefore is not comparable with the 1999 results. The application of the change in accounting method had no impact on the Company's cash flows nor the amount of revenues reported for the year ended December 31, 1999 and 1998.

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


         (in thousands)                           Shopping              Office             Corporate            Consolidated
                                                   Centers            Properties           and Other               Totals
                                                ------------       --------------      ---------------      ------------------
----------------------------------------------
|                    1999                    |
----------------------------------------------
    Real estate rental operations:
      Revenues ...............................    $  54,510         $   19,178          $     103             $      73,791
      Expenses ...............................       (9,604)            (4,611)                (7)                  (14,222)
                                                ------------       --------------      ---------------      ------------------
    Income from real estate ..................       44,906             14,567                 96                    59,569
      Interest expense & amortization of debt
        costs ................................           --                 --            (22,984)                  (22,984)
      General and administrative                         --                 --             (3,755)                   (3,755)
                                                ------------       --------------      ---------------      ------------------
    Subtotal .................................       44,906             14,567            (26,643)                   32,830
      Depreciation and amortization ..........       (8,414)            (3,662)               (87)                  (12,163)
      Gain on property sale ..................          553                 --                 --                       553
      Minority interests .....................           --                 --             (7,923)                   (7,923)
                                                ------------       --------------      ---------------      ------------------
      Net income .............................    $  37,045         $   10,905          $ (34,653)            $      13,297
                                                ============       ==============      ===============      ==================
      Capital investment .....................    $  16,939         $   21,397          $     302             $      38,638
                                                ============       ==============      ===============      ==================
      Total assets ...........................    $ 186,769         $   88,310          $  24,586             $     299,665
                                                ============       ==============      ===============      ==================

---------------------------------------------
|                    1998                   |
---------------------------------------------
    Real estate rental operations:
      Revenues ...............................    $  52,595         $   17,871          $     117             $      70,583
      Expenses ...............................       (9,523)            (4,723)              (130)                  (14,376)
                                                ------------       --------------      ---------------      ------------------
    Income (loss) from real estate ...........       43,072             13,148                (13)                   56,207
      Interest expense & amortization of debt
        costs ................................           --                 --            (23,046)                  (23,046)
      General and administrative .............           --                 --             (3,393)                   (3,393)
                                                ------------       --------------      ---------------      ------------------
    Subtotal .................................       43,072             13,148            (26,452)                   29,768
      Depreciation and amortization...........       (8,758)            (3,694)              (126)                  (12,578)
      Early extinguishment of debt ...........           --                 --                (50)                      (50)
      Cumulative effect of accounting method
        change ...............................           --                 --               (771)                     (771)
      Minority interests .....................           --                 --             (7,240)                   (7,240)
                                                ------------       --------------      ---------------      ------------------
    Net income ...............................    $  34,314         $    9,454          $ (34,639)            $       9,129
                                                ============       ==============      ===============      ==================
    Capital investment .......................    $  11,807         $    2,892          $      77             $      14,776
                                                ============       ==============      ===============      ==================
    Total assets .............................    $ 178,459         $   70,182          $  22,393             $     271,034
                                                ============       ==============      ===============      ==================

---------------------------------------------
|                    1997                   |
---------------------------------------------
    Real estate rental operations:
      Revenues ...............................    $  51,096         $   16,302          $     319             $      67,717
      Expenses ...............................       (9,771)            (4,691)              (202)                  (14,664)
                                                ------------       --------------      ---------------      ------------------
    Income from real estate ..................       41,325             11,611                117                    53,053
      Interest expense & amortization of debt
        costs ................................           --                 --            (22,037)                  (22,037)
      General and administrative .............           --                 --             (3,379)                   (3,379)
                                                ------------       --------------      ---------------      ------------------
    Subtotal .................................       41,325             11,611            (25,299)                   27,637
      Depreciation and amortization ..........       (7,144)            (3,373)              (125)                  (10,642)
      Sales of interest rate protection
        agreements ...........................           --                 --             (4,392)                   (4,392)
      Early extinguishment of debt ...........           --                 --             (3,197)                   (3,197)
      Minority interests .....................           --                 --             (6,854)                   (6,854)
                                                ------------       --------------      ---------------      ------------------
    Net income ...............................    $  34,181         $    8,238          $ (39,867)            $       2,552
                                                ============       ==============      ===============      ==================
    Capital investment .......................    $  15,240         $      849          $       5             $      16,094
                                                ============       ==============      ===============      ==================
    Total assets .............................    $ 174,556         $   67,016          $  19,370             $     260,942
                                                ============       ==============      ===============      ==================


                                                                Schedule III



                              SAUL CENTERS, INC.

                   Real Estate and Accumulated Depreciation

                               December 31, 1999

                            (Dollars in Thousands)

                                                        Costs
                                                      Capitalized                    Basis at Close of Period
                                                                    ---------------------------------------------------------------
                                                      Subsequent                    Buildings
                                         Initial         to                           and               Leasehold
                                         Basis        Acquisition          Land      Improvements       Interests           Total
                                      -----------  ---------------  -------------  ---------------  -----------------  ------------
Shopping Centers
Ashburn Village, Ashburn, VA          $   11,431    $         423    $     3,738     $    8,116       $        --      $    11,854
Beacon Center, Alexandria, VA              1,493           14,117             --         14,516             1,094           15,610
Belvedere, Baltimore, MD                     932              583            263          1,252                --            1,515
Boulevard, Fairfax, VA                     4,883            1,273          3,687          2,469                --            6,156
Clarendon, Arlington, VA                     385              398            635            148                --              783
Clarendon Station, Arlington, VA             834               35            425            444                --              869
Flagship Center, Rockville, MD               160                9            169             --                --              169
French Market, Oklahoma City, OK           5,781            5,096          1,118          9,759                --           10,877
Germantown, Germantown, MD                 3,576              289          2,034          1,831                --            3,865
Giant, Baltimore, MD                         998              262            422            838                --            1,260
The Glen, Lake Ridge, VA                  12,918              343          5,300          7,961                --           13,261
Great Eastern, District Heights., MD       3,472            9,266          2,264         10,474                --           12,738
Hampshire Langley, Langley Park, MD        3,159            1,807          1,856          3,110                --            4,966
Leesburg Pike, Baileys Crossroads, VA      2,418            5,039          1,132          6,325                --            7,457
Lexington Mall, Lexington, KY              4,868            5,793          2,111          8,550                --           10,661
Lumberton Plaza, Lumberton, NJ             4,400            7,613            950         11,063                --           12,013
Olney, Olney, MD                           1,884            1,150             --          3,034                --            3,034
Ravenwood, Baltimore, MD                   1,245              987            703          1,529                --            2,232
Seven Corners, Falls Church, VA            4,848           38,836          4,913         38,771                --           43,684
Shops at Fairfax, Fairfax, VA              2,708           10,147            992         11,863                --           12,855
Southdale, Glen Burnie, MD                 3,650           14,891             --         17,919               622           18,541
Southside Plaza, Richmond, VA              6,728            3,387          1,878          8,237                --           10,115
Sunshine City, Atlanta, GA                 2,474            2,340            703          4,111                --            4,814
Thruway, Winston-Salem, NC                 4,778           10,991          5,464         10,200               105           15,769
Village Center, Centreville, VA           16,502              694          7,851          9,345                --           17,196
West Park, Oklahoma City, OK               1,883              598            485          1,996                --            2,481
White Oak, Silver Spring, MD               6,277            3,624          4,787          5,114                --            9,901
                                      -----------  ---------------  -------------  ---------------  -----------------  ------------
    Total Shopping Centers               114,685          139,991         53,880        198,975             1,821          254,676
                                      -----------  ---------------  -------------  ---------------  -----------------  ------------
Commercial Properties
Avenel Business Park, Gaithersburg, MD   21,459            11,996          3,251         30,204                --           33,455

601 Pennsylvania Ave., Washington DC      5,479            44,333          5,667         44,145                --           49,812
Van Ness Square, Washington, DC             812            25,801            831         25,782                --           26,613
                                      -----------  ---------------  -------------  ---------------  -----------------  ------------
    Total Commercial Properties          27,750            82,130          9,749        100,131                --          109,880
                                      -----------  ---------------  -------------  ---------------  -----------------  ------------
Industrial Property
Crosstown, Tulsa, OK                      3,454               372            604          3,222                --            3,826
                                      ---------------------------------------------------------------------------------------------

    Total                             $ 145,889     $     222,493    $    64,233     $  302,328       $     1,821      $   368,382
                                      =============================================================================================




                                                                                                              Buildings
                                                                                                                and
                                                                                                            Improvements
                                               Accumulated      Related       Date of           Date         Depreciable
                                               Depreciation      Debt       Construction      Acquired      Lives in Years
                                            ----------------  -----------  --------------  -------------  ----------------------
Shopping Centers
Ashburn Village, Ashburn, VA                $       1,184     $   12,096        1994            3/94                40
Beacon Center, Alexandria, VA                       5,309          6,064     1960 & 1974        1/72             40 & 50
Belvedere, Baltimore, MD                              713          2,681        1958            1/72                40
Boulevard, Fairfax, VA                                188          1,306        1969            4/94                40
Clarendon, Arlington, VA                               35            271        1949            7/73                33
Clarendon Station, Arlington, VA                       45             --        1949            1/96                40
Flagship Center, Rockville, MD                         --            449          --            1/72                --
French Market, Oklahoma City, OK                    3,037          1,883        1972            3/74                50
Germantown, Germantown, MD                            404            985        1990            8/93                40
Giant, Baltimore, MD                                  579          2,719        1959            1/72                40
The Glen, Lake Ridge, VA                            1,186         10,430        1993            6/94                40
Great Eastern, District Heights., MD                2,425         11,655     1958 & 1960        1/72                40
Hampshire Langley, Langley Park, MD                 1,722         10,674        1960            1/72                40
Leesburg Pike, Baileys Crossroads, VA               2,862         12,046        1965            2/66                40
Lexington Mall, Lexington, KY                       4,362          6,487     1971 & 1974        3/74                50
Lumberton Plaza, Lumberton, NJ                      5,796         8,498         1975           12/75                40
Olney, Olney, MD                                    1,575         2,156         1972           11/75                40
Ravenwood, Baltimore, MD                              627         6,881         1959            1/72                40
Seven Corners, Falls Church, VA                     9,884        46,585         1956            7/73                33
Shops at Fairfax, Fairfax, VA                       2,012        1,501          1975            6/75                50
Southdale, Glen Burnie, MD                         10,112        7,663     1962 & 1987          1/72                40
Southside Plaza, Richmond, VA                       5,133       10,315          1958            1/72                40
Sunshine City, Atlanta, GA                          2,183        2,143          1970            2/76                40
Thruway, Winston-Salem, NC                          3,984       26,647     1955 & 1965          5/72                40
Village Center, Centreville, VA                     1,728        9,478          1990            8/93                40
West Park, Oklahoma City, OK                          914           92          1974            9/75                50
White Oak, Silver Spring, MD                        2,743       24,615     1958 & 1967          1/72                40
                                            ----------------  -----------
    Total Shopping Centers                         70,742      226,320
                                            ----------------  -----------

Commercial Properties
Avenel Business Park, Gaithersburg, MD             10,855       26,633     1984, 1986,      12/84, 8/85,         35 & 40
                                                                           1990 & 1998       2/86 & 4/98
601 Pennsylvania Ave., Washington DC               17,923       36,874          1986            7/73               35
Van Ness Square, Washington, DC                    10,801        8,162          1990            7/73               35
                                            ----------------  -----------
    Total Commercial Properties                    39,579       71,669
                                            ----------------  -----------

Industrial Property
Crosstown, Tulsa, OK                                1,951           --          1974           10/75               40
                                            -----------------------------

    Total                                   $     112,272     $297,989
                                            =============================

                                                        Schedule III


                              SAUL CENTERS, INC.

                   Real Estate and Accumulated Depreciation

                               December 31, 1999




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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $280,759,000 at December 31, 1999. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 1999 are summarized as follows.



(In thousands)                                                       1999                      1998                      1997
-----------------------------------------------------------    -------------------       -------------------    -------------------
Total real estate investments:

Balance, beginning of year                                       $      348,061          $        335,268        $          329,664

                  Improvements                                           21,943                    14,784                    17,785

                  Sales                                                   1,192                        --                        --

                  Retirements                                               430                     1,991                    12,181
                                                               -------------------       -------------------    -------------------
Balance, end of year                                             $      368,382          $        348,061        $          335,268
                                                               ===================       ===================    ===================



Total accumulated depreciation:

Balance, beginning of year                                       $      101,910          $         92,615        $           94,965
                  Depreciation expense                                   10,714                    10,409                     9,797
                  Sales                                                      42                        --                        --
                  Retirements                                               310                     1,114                    12,147
                                                               -------------------       -------------------    -------------------
Balance, end of year                                             $      112,272          $        101,910        $           92,615
                                                               ===================       ===================    ===================

