Form 10-Q
period 2000-03-31
SAUL CENTERS INC
filed 2000-05-15
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED March 31, 2000
                                          --------------


                         Commission file number 1-12254
                                                -------


                               SAUL CENTERS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


            Maryland                                     52-1833074
--------------------------------             --------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


             8401 Connecticut Avenue,  Chevy Chase, Maryland  20815
             ------------------------------------------------------
               (Address of principal executive office) (Zip Code)


       Registrant's telephone number, including area code  (301) 986-6200
                                                           --------------


          Number of shares of common stock, par value $0.01 per share outstanding as of May 10, 2000:  13,600,181
                                                   ----------



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

                               SAUL CENTERS, INC.
                               Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page
                                                                       ----


Item 1.  Financial Statements (Unaudited)
         --------------------------------

     (a) Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999..............................................  4

     (b) Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999..................................  5

     (c) Consolidated Statements of Stockholders' Equity as of
         March 31, 2000 and December 31, 1999...........................  6

     (d) Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999..................................  7

     (e)  Notes to Consolidated Financial Statements....................  8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

     (a)  Liquidity and Capital Resources                                15

     (b)  Results of Operations
          Three months ended March 31, 2000 compared to three months ended March 31, 1999.......................................... 20

Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 21
        ----------------------------------------------------------


PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................... 22
Item 2. Changes in Securities........................................... 22
Item 3. Defaults Upon Senior Securities................................. 22
Item 4. Submission of Matters to a Vote of Security Holders............. 22
Item 5. Other Information............................................... 22
Item 6. Exhibits and Reports on Form 8-K................................ 22

Part I.  Financial Information


Item 1.   Financial Statements

Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 1999, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

                               Saul Centers, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                            March 31,    December 31,
(Dollars in thousands)                                                        2000           1999
----------------------------------------------------------------------------------------------------
Assets

    Real estate investments
      Land                                                                 $   64,233    $   64,233
      Buildings and equipment                                                 307,502       304,149
                                                                         -------------  ------------
                                                                              371,735       368,382
      Accumulated depreciation                                               (115,029)     (112,272)
                                                                         -------------  ------------
                                                                              256,706       256,110
    Construction in progress                                                   31,785        21,201
    Cash and cash equivalents                                                   5,738           957
    Accounts receivable and accrued income, net                                 6,493         8,723
    Prepaid expenses                                                            7,776         7,959
    Deferred debt costs, net                                                    3,257         3,197
    Other assets                                                                2,558         1,518
                                                                         -------------  ------------
              Total assets                                                 $  314,313    $  299,665
                                                                         =============  ============

Liabilities

    Notes payable                                                          $  319,183    $  310,268
    Accounts payable, accrued expenses and other liabilities                   24,339        18,391
    Deferred income                                                             2,443         2,865
                                                                         -------------  ------------
              Total liabilities                                               345,965       331,524
                                                                         -------------  ------------

Minority interests                                                                 --            --
                                                                         -------------  ------------

Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 13,468,841 and 13,334,145 shares issued and
      outstanding, respectively                                                   135           133
    Additional paid-in capital                                                 46,559        44,616
    Accumulated deficit                                                       (78,346)      (76,608)
                                                                         -------------  ------------
              Total stockholders' equity (deficit)                            (31,652)      (31,859)
                                                                         -------------  ------------

              Total liabilities and stockholders' equity (deficit)         $  314,313    $  299,665
                                                                         =============  ============

        The accompaning notes are an integral part of these statements.

                               Saul Centers, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                          For the Three Months
                                                                              Ended March 31,
(Dollars in thousands, except per share amounts)                            2000          1999
------------------------------------------------------------------------------------------------
Revenue
    Base rent                                                            $   15,647   $  14,333
    Expense recoveries                                                        2,822       2,448
    Percentage rent                                                             588         780
    Other                                                                       350         403
                                                                         -----------   ---------
              Total revenue                                                  19,407      17,964
                                                                         -----------   ---------

Operating expenses
    Property operating expenses                                               2,256       1,936
    Provision for credit losses                                                 121          61
    Real estate taxes                                                         1,641       1,534
    Interest expense                                                          5,788       5,530
    Amortization of deferred debt expense                                       103         103
    Depreciation and amortization                                             3,047       2,897
    General and administrative                                                  918         862
                                                                         -----------  ----------
              Total operating expenses                                       13,874      12,923
                                                                         -----------  ----------


Net income before minority interests                                          5,533       5,041
                                                                         -----------  ----------

Minority interests
    Minority share of income                                                 (1,538)     (1,381)
    Distributions in excess of earnings                                        (479)       (540)
                                                                         -----------  ----------
              Total minority interests                                       (2,017)     (1,921)
                                                                         -----------  ----------


Net income                                                               $    3,516   $   3,120
                                                                         ===========  ==========

Per share (basic and dilutive)

    Net income before minority interests                                 $     0.30   $    0.28
                                                                         ===========  ==========

    Net income                                                           $     0.26   $    0.24
                                                                         ===========  ==========

       The accompanying notes are an integral part of these statements.

                               Saul Centers, Inc.
           Consolidated Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)

                                                                            Additional
                                                              Common          Paid-in        Accumulated
(Dollars in thousands, except per share amounts)               Stock          Capital           Deficit           Total
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

    Balance, December 31, 1998                               $    129        $  31,967        $  (69,380)      $  (37,284)

      Issuance of 497,767 shares of
        common stock                                                4            7,158               --             7,162
      Issuance of 373,546 convertible
        limited partnership units in the
        Operating Partnership                                     --             5,491               --             5,491
      Net income                                                  --               --             13,297           13,297
      Distributions ($1.17 per share)                             --               --            (15,323)         (15,323)
      Distributions payable ($.39 per share)                      --               --             (5,202)          (5,202)
                                                            ----------      -----------       -----------      -----------

    Balance, December 31, 1999                                    133           44,616           (76,608)         (31,859)

      Issuance of 134,696 shares of
        common stock                                                2            1,943               --             1,945
      Net income                                                  --               --              3,516            3,516
      Distributions payable ($.39 per share)                      --               --             (5,254)          (5,254)
                                                            ----------      -----------       -----------      -----------

    Balance, March 31, 2000                                  $    135        $  46,559        $  (78,346)      $  (31,652)
                                                            ==========      ===========       ===========      -----------

       The accompanying notes are an integral part of these statements.

                               Saul Centers, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               For the Three Months
                                                                                  Ended March 31,
(Dollars in thousands)                                                          2000          1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                $   3,516     $   3,120
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                      2,017         1,921
        Depreciation and amortization                                           3,150         3,000
        Provision for credit losses                                               121            61
        Decrease in accounts receivable                                         2,109           625
        Increase in prepaid expenses                                             (107)          (62)
        Increase in other assets                                               (1,040)       (1,336)
        Increase in accounts payable, accrued expenses and
          other liabilities                                                     5,948         1,567
        Decrease in deferred income                                              (422)          (45)
                                                                           -----------   -----------
              Net cash provided by operating activities                        15,292         8,851
                                                                           -----------   -----------

Cash flows from investing activities:
    Additions to real estate investments                                       (3,353)       (2,932)
    Additions to construction in progress                                     (10,584)       (3,891)
                                                                           -----------   -----------
              Net cash used in investing activities                           (13,937)       (6,823)
                                                                           -----------   -----------

Cash flows from financing activities:
    Proceeds from notes payable                                                12,691         5,808
    Repayments on notes payable                                                (3,776)       (4,650)
    Additions to deferred debt expense                                           (163)           (9)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                                 1,945         3,485
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                                (7,271)       (6,996)
                                                                           -----------   -----------
              Net cash provided by (used in) financing activities               3,426        (2,362)
                                                                           -----------   -----------

Net increase (decrease) in cash                                                 4,781          (334)
Cash, beginning of period                                                         957         2,395
                                                                           -----------   -----------
Cash, end of period                                                         $   5,738     $   2,061
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

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, on the two-acre site of the former North Washington shopping center property, and Ashburn Village II, a 39,700 square foot retail and office suite expansion to the Company's Ashburn Village shopping center and repositioning an under-performing shopping center to an industrial/warehouse use (the "Industrial Property"). As of March 31, 2000, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn II (the "Shopping Centers"), three predominantly office operating properties and Washington Square at Old Town (the "Office Properties") and the Industrial Property.

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

     The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 6,100,000 square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 28 neighborhood and community Shopping Centers, 4 Office Properties and one Industrial Property, totaling 4,931,000, 975,000 and 197,000 square feet of GLA, respectively. Only the United States Government (10.6%), a tenant of seven properties and Giant Food (7.3%), a tenant of eight Shopping Centers, individually accounted for more than 1.6% of the Company's 1999 total revenues. With the exception of five Shopping Center properties and a portion of one Office Property purchased or developed during the past four years, the Company's Current Portfolio Properties consist of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. The Company plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant.


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

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the three month periods ended March 31, 2000 and 1999, was $151,000 and $133,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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


Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at March 31, 2000 and December 31, 1999, accounts receivable included $2,064,000 and $1,803,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $702,000 and $594,000, at March 31, 2000 and December 31, 1999, respectively.


Deferred Debt Costs

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $1,099,000 and $1,005,000, at March 31, 2000 and December 31, 1999, respectively.


Revenue Recognition

     Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


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

Income Taxes

     The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under the Code, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 18,597,000 and 17,800,000, for the quarters ended March 31, 2000 and 1999, respectively. Per share data for net income after minority interests is computed using weighted average shares of 13,424,000 and 12,917,000, for the quarters ended March 31, 2000 and 1999, respectively.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.


Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

     The Saul Organization has a 27.7% limited partnership interest, represented by 5,172,000 convertible limited partnership units in the Operating Partnership,
as of March 31, 2000.   These Convertible Limited Partnership Units are
convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 27.7% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of March 31, 2000, 120,000 shares were authorized and registered for use under the Plan, and 77,000 shares had been credited to the directors' deferred fee accounts.

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


3.   Construction In Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2000 and December 31, 1999 are as follows:

          Construction in Progress
          ------------------------
          (In thousands)

                                                                       March 31,          December 31,
                                                                          2000                 1999
                                                                        -------              -------
          Washington Square.................................            $25,368              $18,009
          Ashburn Village II................................              4,268                2,326
          French Market.....................................              1,856                  509
          Crosstown Business Center.........................                293                  357
                                                                        -------              -------
          Total ............................................            $31,785              $21,201
                                                                        =======              =======


4.    Notes Payable

      Notes payable totaled $319,183,000 at March 31, 2000, of which $265,614,000 (83.2%) was fixed rate debt and $53,569,000 (16.8%) was floating rate debt. At March 31, 2000, the Company had a $60,000,000 unsecured revolving credit facility with outstanding borrowings of $34,000,000 and additional borrowing availability of $26,000,000. The facility requires monthly interest payments at a rate of LIBOR plus a spread of 1.375% to 1.625% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate plus 1/2% at the

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


Company's option. The facility matures September 30, 2000. The Company and the agent bank are negotiating a new three year agreement which the parties expect to execute during the early portion of the third quarter of this year. The Company also had borrowed $19,569,000 of a $42,000,000 construction loan secured by Washington Square at March 31, 2000. The facility requires monthly interest payments at a rate of LIBOR plus 1.9%.

      Notes payable totaled $310,268,000 at December 31,1999, of which $266,990,000 (86.1%), was fixed rate debt and $43,278,000 (13.9%) was floating rate debt. Outstanding borrowings on the $60,000,000 unsecured revolving credit facility were $31,000,000 at December 31,1999, with additional borrowing availability of $29,000,000.

      At March 31, 2000, the scheduled maturities of all debt for years ending December 31, were as follows:

      Debt Maturity Schedule
     ----------------------
         (In thousands)

     April 1 through December 31, 2000................           $ 37,923
     2001.............................................              6,074
     2002.............................................             25,322
     2003.............................................              6,232
     2004.............................................             15,999
     2005.............................................              7,029
     Thereafter.......................................            220,604
                                                                 --------
     Total............................................           $319,183
                                                                 ========



5.   Shareholders' Equity (Deficit) and Minority Interests

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, do not report the current value of the Company's real estate assets. The Shareholders' Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect any increase in the value resulting from the difference between the current value and the net book value of the Company's assets. Therefore, Shareholders' Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect the market value of stockholders' investment in the Company.

     The Consolidated Statement of Operations for the three months ended March 31, 2000 includes a charge for minority interests of $2,017,000 consisting of $1,538,000 related to The Saul Organization's share of the net income for such quarter and $479,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the three months ended March 31, 1999 of $1,921,000 consists of $1,381,000 related to The Saul Organization's share of net income for such quarter, and $540,000 related to distributions to minority interests in excess of allocated net income for that period.

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



       (Dollars in thousands)                                           Shopping         Office       Corporate        Consolidated
                                                                         Centers       Properties    and Other(1)         Totals
    --------------------------------------------------------------    ============    ============   ============      =============
                      Quarter ended March 31, 2000
    --------------------------------------------------------------
       Real estate rental operations:
           Revenues...............................................  $     14,105    $      5,223    $          79    $       19,407
           Expenses...............................................        (2,810)         (1,203)              (5)           (4,018)
                                                                     ------------    ------------    -------------    --------------
       Income from real estate....................................        11,295           4,020               74            15,389
           Interest expense & amortization of debt costs..........            --              --           (5,891)           (5,891)
           General and administrative.............................            --              --             (918)             (918)
                                                                     ------------    ------------    -------------    --------------
       Subtotal...................................................        11,295           4,020           (6,735)            8,580
           Depreciation and amortization..........................        (2,103)           (923)             (21)           (3,047)
           Minority interests.....................................            --              --           (2,017)           (2,017)
                                                                     ------------    ------------    -------------    --------------
       Net income.................................................  $      9,192    $      3,097    $      (8,773)   $        3,516
                                                                     ============    ============    =============    ==============
       Capital investment.........................................  $      5,813    $      7,817    $         307    $       13,937
                                                                     ============    ============    =============    ==============
       Total assets...............................................  $    190,479    $     95,204    $      28,630    $      314,313
                                                                     ============    ============    =============    ==============

    --------------------------------------------------------------
                      Quarter ended March 31, 1999
    --------------------------------------------------------------
       Real estate rental operations:
           Revenues...............................................  $     13,397    $      4,566    $           1    $       17,964
           Expenses...............................................        (2,408)         (1,121)              (2)           (3,531)
                                                                     ------------    ------------    -------------    --------------
       Income from real estate....................................        10,989           3,445               (1)           14,433
           Interest expense & amortization of debt costs..........            --              --           (5,633)           (5,633)
           General and administrative.............................            --              --             (862)             (862)
                                                                     ------------    ------------    -------------    --------------
       Subtotal...................................................        10,989           3,445           (6,496)            7,938
           Depreciation and amortization..........................        (2,004)           (871)             (22)           (2,897)
           Minority interests.....................................            --              --           (1,921)           (1,921)
                                                                     ------------    ------------    -------------    --------------
       Net income.................................................  $      8,985    $      2,574    $      (8,439)   $        3,120
                                                                     ============    ============    =============    ==============
       Capital investment.........................................  $      5,420    $      1,298    $         105    $        6,823
                                                                     ============    ============    =============    ==============
       Total assets...............................................  $    182,210    $     70,609    $      22,425    $      275,244
                                                                     ============    ============    =============    ==============

(1) Includes the Industrial Property, Crosstown. The United States Government provided more than 10% of total revenues for the quarter ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in "Item 1. Financial Statements" of this report. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Item 1 of this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe", "expect" and "may".

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

General
-------

     The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2000 and for the three month period ended March 31, 2000.

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

  Management anticipates that during the current year the Company may: i) redevelop certain of the Shopping Centers, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such property is expected to provide long-term earnings and cash flow growth. During the current year, any developments, redevelopments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line, construction financing, proceeds from the operation of the Company's dividend reinvestment plan or other external capital resources available to the Company.

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

     Management believes that the Company's current capital resources, which include the Company's credit line of which $26,000,000 was available for borrowing as of March 31, 2000, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

     For the first quarter of 2000, the Company reported Funds From Operations ("FFO") of $8,580,000. This represents an 8.1% increase over the comparable 1999 period's FFO of $7,938,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
------------------------------
    (Dollars in thousands)

                                                                                   For the Three Months Ended March 31,
                                                                                   ------------------------------------
                                                                                    2000                         1999
                                                                                    ----                         ----
Net income before minority interests.................................               $5,533                      $5,041
   Add:
      Depreciation and amortization of real property.................                3,047                       2,897
                                                                                    ------                      ------

Funds From Operations ...............................................               $8,580                      $7,938
                                                                                    ======                      ======



     FFO, as defined by the National Association of Real Estate Investment Trusts, is net income before minority interests excluding gains or losses from sales of property, adjustments for unconsolidated partnerships and joint ventures, depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the accompanying Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, investing activities and financing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

     Cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2000 and 1999 are as follows:

Cash flow provided by (used in):
--------------------------------
     (Dollars in thousands)

                                         For the Three Months Ended March 31,
                                         ------------------------------------

                                                 2000               1999
                                               --------           --------
  Operating activities................         $ 15,292           $  8,851

  Investing activities................          -13,937             -6,823

  Financing activities................            3,426             -2,362



Capital Strategy and Financing Activity
---------------------------------------

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of approximately 50% or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value.

     On April 5, 2000, the Company entered into a commitment letter with a financial institution for a $14,300,000, 15 year, fixed rate mortgage loan. The proceeds are to be used to repay a portion of outstanding indebtedness under the Company's variable rate credit line. The loan will be collateralized by the Shops at Fairfax and Boulevard shopping centers. The loan will bear interest at 8.33% and requires monthly payments of principal and interest. Documents are being prepared and the loan is expected to close in the second quarter of 2000.

     In 1999, the Company closed a $42,000,000 construction loan, which it anticipates will substantially fund the development costs associated with the 235,000 square foot Washington Square mixed-use office/retail complex, located in Old Town Alexandria, Virginia. The loan has an initial three-year term with an interest rate of LIBOR plus 1.90%, which will decline as leasing of the office and retail space proceeds. At May 10, 2000, outstanding borrowings on this construction loan totaled $22,086,000.

     At May 10, 2000, outstanding borrowings on the Company's $60,000,000 unsecured credit line totaled $38,500,000, leaving $21,500,000 of credit availability. The facility matures September 30, 2000. The Company and the agent bank are negotiating a new three year agreement which the parties expect to execute during the early portion of the third quarter of this year.

     At May 10, 2000, the Company has fixed interest rates on approximately 81.4% of its total debt outstanding, which now has a weighted remaining term of approximately 10 years.


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

     In February 1999, the Company announced the development of Washington Square at Old Town, a new Class A mixed-use office / retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project will provide 235,000 square feet of leaseable area and is well located on a two-acre site, along Alexandria's main street. The project is comprised of two identical buildings separated by a brick courtyard. Construction of the southern building is nearing completion. The tower crane has been removed and the building's facade and curtain wall are substantially completed. Work continues on the building's interior common areas and mechanical systems. The Company expects to deliver a portion of the retail space to tenants in July. Work on the north building is proceeding on schedule, with delivery lagging the south building by approximately six weeks. Base building construction of both buildings is scheduled to be completed by the third quarter of 2000. The 45,000 square feet of retail space is 62% pre-leased and several leases are under negotiation with office tenant prospects.

     The Company recently purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land is being developed into Ashburn Village II, a 39,700 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,100 square feet of professional office suites. Pad sites are being leased to restaurant and other users for free-standing buildings. Construction began in November and is nearing completion. On May 2, 2000, the Company delivered over 85% of the retail space to tenants to begin their work in preparation of store openings approximately 90 days later. Tenant finish work has commenced for a portion of the office space. Approximately 60% of the new space has been pre-leased.

     During 1999, the Company completed construction on a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. In December, a 90,000 square foot lease was signed with Burlington Coat Factory ("Burlington") to locate in the adjacent enclosed mall portion of the center. The common areas of the mall will become part of the Burlington leasable area, increasing the center to 247,000 square feet upon completion of tenant improvements. Mall tenants have been relocated to other space in the center or have ceased operations, which allowed construction to commence in February 2000. Burlington is scheduled to open in the fall of 2000, thereby increasing the center's occupancy to over 95%.

     The conversion and redevelopment of the Tulsa, Oklahoma shopping center, to an industrial/office campus named Crosstown Business Center has commenced. The first tenants have occupied their spaces and the project is now 15% leased with several other leases under negotiation.


Portfolio Leasing Status
------------------------

  At March 31, 2000, the portfolio consisted of 28 Shopping Centers, four Office Properties and one Industrial Property, all of which are located in seven states and the District of Columbia. The Office Properties consist of one office property and one office/retail property, both located in the District of Columbia, a research park located in a Maryland suburb of Washington, D.C. and an office/retail property under construction in Old Town Alexandria, Virginia.

  At March 31, 2000, 92.1% of the Company's 5.8 million square feet of operating leaseable space was leased to tenants, as compared to 91.5% at March 31, 1999. The shopping center portfolio was 94.3% leased at March 31, 2000 and 94.5% leased at March 31, 1999. The Office Properties (excluding the Washington Square project under development) were 97.6% leased at March 31, 2000 compared to 95.6% as of March 31, 1999. The Industrial Property was 15% leased at March 31, 2000 compared to 2% as of March 31, 1999. The overall improvement in the current quarter's leasing percentage compared to the prior year quarter resulted primarily from improved office leasing at 601 Pennsylvania Avenue and Van Ness Square and the advancement of leasing at Crosstown Business Center.


Results of Operations
---------------------

  The following discussion compares the results of the Company for the three month periods ended March 31, 2000 and 1999, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

  Revenues for the three month period ended March 31, 2000 (the "2000 Quarter"), totaled $19,407,000 compared to $17,964,000 for the comparable quarter in 1999 (the "1999 Quarter"), an increase of $1,443,000 (8.0%).

  Base rent income was $15,647,000 for the 2000 Quarter, compared to $14,333,000 for the 1999 Quarter, representing an increase of $1,314,000 (9.2%). The increase in base rent resulted primarily from new leases in effect at recently redeveloped shopping centers (French Market, Shops at Fairfax, Thruway and Boulevard), leases rolling-over to higher rents in the Office Properties and the rollover of two anchor tenant leases into higher paying base rent in lieu of percentage rent at White Oak and Giant shopping centers.

  Expense recoveries were $2,822,000 for the 2000 Quarter compared to $2,448,000 for the comparable 1999 Quarter, representing an increase of $374,000 (15.3%). This increase resulted primarily from substantial snow removal expenses during the 2000 Quarter, due to be recovered from many of the Company's shopping center tenants.

  Percentage rent was $588,000 in the 2000 Quarter, compared to $780,000 in the 1999 Quarter, a decrease of $192,000 (24.6%). The decrease in percentage rent resulted primarily from the rollover of two anchor tenant leases into higher paying base rent in lieu of percentage rent at White Oak and Giant shopping centers.

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $350,000 in the 2000 Quarter, compared to $403,000 in the 1999 Quarter, representing a decrease of $53,000 (13.2%). The decrease in other income resulted primarily from the collection of two shopping center lease termination fees in the 1999 Quarter.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $320,000 (16.5%) to $2,256,000 in the 2000 Quarter from $1,936,000 in the 1999
Quarter. The increase was primarily caused by higher snow removal expenses resulting from two severe snowstorms impacting the Mid-Atlantic region during January and February 2000.

  The provision for credit losses increased $60,000 (98.4%) to $121,000 in the 2000 Quarter from $61,000 in the 1999 Quarter. The credit loss increase resulted primarily from additions to credit loss reserves for a retail tenant in bankruptcy and rent in dispute with an office tenant.

  Real estate taxes increased $107,000 (7.0%) to $1,641,000 in the 2000 Quarter from $1,534,000 in the 1999 Quarter. Increased real estate tax expense was reported for the 2000 Quarter at three of the of the Company's Northern Virginia shopping centers redeveloped during 1999, and to a lesser extent, increased tax expense at Avenel Business Park.

  Interest expense increased $258,000 (4.7%) to $5,788,000 for the 2000 Quarter
from $5,530,000 reported for the 1999 Quarter.   The increase resulted from
increased average borrowing balances on the Company's credit line used to fund redevelopments placed in service during 1999 and to a lesser extent, interest rates on the Company's floating rate credit line debt averaging 71 basis points higher in the 2000 Quarter compared to the 1999 Quarter.

     Amortization of deferred debt expense was unchanged at $103,000 for both the 2000 and 1999 Quarters.

     Depreciation and amortization expense increased $150,000 (5.2%) from $2,897,000 in the 1999 Quarter to $3,047,000 in the 2000 Quarter, reflecting increased depreciation expense on redevelopments placed in service during 1999.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $918,000 for the 2000 Quarter, an increase of $56,000 (6.5%) over the 1999 Quarter. The increase in 2000 expenses compared to 1999 resulted from a 5% increase in payroll related expenses and increased legal expense.


Related Party Transactions
--------------------------

    The Company acquired a 6.58 acre parcel of land at a cash purchase price of $1,438,000 in October 1999 from a subsidiary of Chevy Chase Bank, F.S.B., a member of The Saul Organization. Ashburn II, an expansion to the Ashburn Village shopping center is being developed on this parcel of land. The Company believes that the price paid to the seller was fair and was comparable to the price that would have been obtained from an unrelated third party. The Company also signed a contract with the seller to purchase an additional 7.4 acre parcel of land at Ashburn Village. The price to be paid will be determined based on the timing of the closing, which may not be later than December 2001.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of March 31, 2000, the Company had variable rate indebtedness totaling $53,569,000. Interest rate fluctuations will affect the Company's annual interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at March 31, 2000 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $536,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of March 31, 2000, the Company had fixed rate indebtedness totaling $265,614,000. If interest rates on the Company's fixed rate debt instruments at March 31, 2000 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $16,400,000.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission of Matters to a Vote of Security Holders

                  On April 28, 2000, the Company held its Annual Meeting of Stockholders, at which Messrs. Philip D. Caraci, Gilbert M. Grosvenor and Philip C. Jackson, Jr. were reelected to the Board of Directors, for three year terms expiring at the 2003 Annual Meeting, each receiving in excess of 90% of the votes of the approximately 13,468,000 shares outstanding and eligible to vote at the meeting. The terms of the remaining Board members did not expire as of the April 28, 2000 meeting and such individuals continue as directors of the Company

Item 5.    Other Information

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

           (e)    Management Functions Conveyance Agreement filed as Exhibit
                  10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

           (f)    Registration Rights and Lock-Up Agreement filed as Exhibit
                  10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

           (g)    Exclusivity and Right of First Refusal Agreement filed as
                  Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

           (h)    Saul Centers, Inc. 1993 Stock Option Plan filed as Exhibit
                  10.8 to Registration Statement No. 33-64562 is hereby incorporated by reference.

           (i) Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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

           (r) Promissory Note dated as of November 30, 1999 by and between Saul Holdings Limited Partnership as Borrower and Wells Fargo Bank National Association as Lender filed as Exhibit 10.(r) of the 1999 Annual Report of the Company on Form 10-K is hereby incorporated by reference.



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



                                SAUL CENTERS, INC.
                                (Registrant)



 Date:  May 15, 2000            /s/ Philip D. Caraci
                                --------------------------------------
                                Philip D. Caraci, President


 Date:  May 15, 2000            /s/ Scott V. Schneider
                                --------------------------------------
                                Scott V. Schneider
                                Senior Vice President, Chief Financial Officer

                               Saul Centers, Inc
                    Schedule of Current Portfolio Properties
                                 March 31, 2000

                                                              Leasable            Year
                                                                Area           Developed          Land
                                                              (Square         or Acquired         Area        Percentage Leased
                Property                  Location              Feet)          (Renovated)       (Acres)      Mar-00        Mar-99
          =====================     =====================   =============    ===============   ==========   ==========    =========

 Shopping Centers
 ----------------

          Ashburn Village           Ashburn, VA             108,204          1994              12.7         100%            100%

          Ashburn Village II   (a)  Ashburn, VA             39,679           1999/2000         6.6          56%             n / a

          Beacon Center             Alexandria, VA          355,659          1972 (1993/99)    32.3         95%             100%


          Belvedere                 Baltimore, MD           54,941           1972              4.8          94%             94%

          Boulevard                 Fairfax, VA             56,350           1994 (1999)       5.0          100%            92%

          Clarendon                 Arlington, VA           6,940            1973              0.5          100%            100%

          Clarendon Station         Arlington, VA           4,868            1996              0.1          100%            100%

          Flagship Center           Rockville, MD           21,500           1972, 1989        0.5          100%            100%

          French Market             Oklahoma City, OK       247,393          1974 (1984/98)    13.8         95%             76%


          Germantown                Germantown, MD          26,241           1992              2.7          97%             97%

          Giant                     Baltimore, MD           70,040           1972 (1990)       5.0          100%            100%

          The Glen                  Lake Ridge, VA          112,639          1994              14.7         97%             97%

          Great Eastern             District Heights, MD    254,398          1972 (1995)       23.9         100%            96%

          Hampshire Langley         Langley Park, MD        134,425          1972 (1979)       9.9          96%             100%

          Leesburg Pike             Baileys Crossroads, VA  97,880           1966 (1982/95)    9.4          100%            100%

          Lexington Mall            Lexington, KY           315,697          1974              30.0         81%             91%

          Lumberton                 Lumberton, NJ           189,898          1975 (1992/96)    23.3         86%             91%

          Olney                     Olney, MD               53,765           1975 (1990)       3.7          92%             94%

          Ravenwood                 Baltimore, MD           87,750           1972              8.0          100%            100%

          Seven Corners             Falls Church, VA        560,998          1973 (1994-7)     31.6         100%            100%


          Shops at Fairfax          Fairfax, VA             68,743           1975 (1993/99)    6.7          100%            100%

          Southdale                 Glen Burnie, MD         483,895          1972 (1986)       39.6         100%            99%






                               Saul Centers, Inc
                    Schedule of Current Portfolio Properties
                                 March 31, 2000




                Property                                     Anchor / Significant Tenants
          =====================         =====================================================================

 Shopping Centers (continued)
 ----------------------------

          Ashburn Village               Giant Food, Blockbuster

          Ashburn Village II   (a)

          Beacon Center                 Lowe's, Giant Food, Office Depot, Outback Steakhouse, Marshalls,
                                        Hollywood Video, Hancock Fabrics

          Belvedere                     Food King, McCrory

          Boulevard                     Danker Furniture, Petco, Party City

          Clarendon

          Clarendon Station

          Flagship Center

          French Market                 Burlington Coat Factory, Bed Bath & Beyond, Famous Footwear,
                                        Lakeshore Learning Center,  BridesMart, Staples

          Germantown

          Giant                         Giant Food

          The Glen                      Safeway Marketplace, CVS Pharmacy

          Great Eastern                 Giant Food, Pep Boys, Big Lots, Run N' Shoot

          Hampshire Langley             Safeway, McCrory

          Leesburg Pike                 Zany Brainy, CVS Pharmacy, Hollywood Video

          Lexington Mall                Dillard's, Dawahares of Lexington,  Rite Aid

          Lumberton                     SuperFresh, Rite Aid, Blockbuster, Ace Hardware

          Olney                         Rite Aid

          Ravenwood                     Giant Food, Hollywood Video

          Seven Corners                 Home Depot, Shoppers Club, Best Buy, Michaels,
                                        Barnes & Noble, Ross Dress For Less, G Street Fabrics, Champs

          Shops at Fairfax              SuperFresh, Blockbuster

          Southdale                     Giant Food, Circuit City, Kids R Us, Michaels, Marshalls,
                                        PetSmart, Value City Furniture


                               Saul Centers, Inc
                    Schedule of Current Portfolio Properties
                                 March 31, 2000

                                                              Leasable            Year
                                                                Area           Developed          Land
                                                              (Square         or Acquired         Area        Percentage Leased
                Property                  Location              Feet)          (Renovated)       (Acres)      Mar-00        Mar-99
          =====================     =====================   =============    ===============   ==========   ==========    =========

 Shopping Centers (continued)
 ----------------------------

          Southside Plaza           Richmond, VA            352,964          1972              32.8         88%             91%

          South Dekalb Plaza        Atlanta, GA             180,429          1976              14.6         83%             76%

          Thruway                   Winston-Salem, NC       345,454          1972 (1997)       30.5         95%             94%


          Village Center            Centreville, VA         143,125          1990              17.2         98%             91%

          West Park                 Oklahoma City, OK       76,610           1975              11.2         58%             46%

          White Oak                 Silver Spring, MD       480,156          1972 (1993)       28.5         99%             100%
                                                            ----------                         ----------   ---------       -------
                                    Total Shopping Centers  4,930,641                          419.6        94%             94%
                                                            ----------                         ----------   ---------       -------

 Office Properties
 -----------------

          Avenel Business Park      Gaithersburg, MD        358,587          1981/85/89/98/99  33.4         96%             95%

          601 Pennsylvania Ave      Washington, DC          225,223          1973 (1986)       1.0          100%            97%


          Van Ness Square           Washington, DC          156,182          1973 (1990)       1.2          98%             96%

          Washington Square    (a)  Alexandria, VA          235,000          1975 (2000)       2.0          11%             n / a
                                                            ----------                         ----------   ---------       -------
                                    Total Office Properties 974,992                            35.6         98%        (c)  96%
                                                            ----------                         ----------   ---------       -------

 Industrial Property
 -------------------
          Crosstown            (b)  Tulsa, OK               197,135          1975 (2000)       21.5         15%             2%
                                                            ----------                         ----------   ---------       -------

                                    Total Portfolio         6,102,768    SF                    476.7        92%        (c)  92%
                                                            ==========                         ==========   =========       =======







                               Saul Centers, Inc
                    Schedule of Current Portfolio Properties
                                 March 31, 2000




                Property                                     Anchor / Significant Tenants
          =====================         =====================================================================

 Shopping Centers (continued)
 ----------------------------

          Southside Plaza               CVS Pharmacy, Community Pride Supermarket, Maxway

          South Dekalb Plaza            MacFrugals, Pep Boys, The Emory Clinic

          Thruway                       Bed, Bath & Beyond, Stein Mart,  Harris Teeter, Fresh Market,
                                        Eckerd Drugs, Houlihan's, Borders Books,  Zany Brainy,  Blockbuster

          Village Center                Giant Food, Tuesday Morning

          West Park                     Homeland Stores, Family Dollar

          White Oak                     Giant Food, Sears, Rite Aid, Blockbuster




 Office Properties
 -----------------

          Avenel Business Park          Quanta Systems, General Services Administration, GeneLogic,
                                        Ventana Medical, Paragea Communications, Boston Biomedica

          601 Pennsylvania Ave          General Services Administration, Alltel, American Arbitration,
                                        Capital Grille

          Van Ness Square               United Mine Workers Pension Trust, Office Depot, Pier 1

          Washington Square    (a)




 Industrial Property
 -------------------
          Crosstown            (b)      Compass Group, Roxtec







    (a)  Under construction and not operational at March 31, 2000.
    (b) Currently operational, but under development to convert former shopping center to warehouse use.
    (c) Washington Square, currently under construction and not operational, is excluded from this average.