Form 10-Q
period 2000-06-30
SAUL CENTERS INC
filed 2000-08-14
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED June 30, 2000
                                          -------------


                        Commission file number 1-12254
                                               -------


                              SAUL CENTERS, INC.
                              -----------------
            (Exact name of registrant as specified in its charter)


             Maryland                                 52-1833074
     -----------------------------                    ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


            8401 Connecticut Avenue,  Chevy Chase, Maryland  20815
            ------------------------------------------------------
              (Address of principal executive office) (Zip Code)


      Registrant's telephone number, including area code  (301) 986-6200
                                                          --------------


          Number of shares of common stock, par value $0.01 per share outstanding as of August 11, 2000:  13,730,648
                                                   ------------



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

                              SAUL CENTERS, INC.

                               Table of Contents



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----


Item 1. Financial Statements (Unaudited)

        (a) Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999.............................................  4
        (b) Consolidated Statements of Operations for the three
            and six months ended June 30, 2000 and 1999...................  5
        (c) Consolidated Statements of Stockholders' Equity as of
            June 30, 2000 and December 31, 1999...........................  6
        (d) Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999..................................  7
        (e) Notes to Consolidated Financial Statements....................  8


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        (a) Liquidity and Capital Resources............................... 17
        (b) Results of Operations
            Three months ended June 30, 2000 compared to three months
            ended June 30, 1999........................................... 22

            Six months ended June 30, 2000 compared to six months
            ended June 30, 1999........................................... 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 25


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................. 25
Item 2. Changes in Securities............................................. 25
Item 3. Defaults Upon Senior Securities................................... 25
Item 4. Submission of Matters to a Vote of Security Holders............... 25
Item 5. Other Information................................................. 25
Item 6. Exhibits and Reports on Form 8-K.................................. 26

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

Saul Centers, Inc.


                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                                          June 30,             December 31,
(Dollars in thousands)                                                      2000                   1999
------------------------------------------------------------------------------------------------------------------------------------
Assets

    Real estate investments
      Land
      Buildings and equipment                                                  $  65,676              $  64,233
                                                                                 313,979                304,149
                                                                   ---------------------- ----------------------
      Accumulated depreciation                                                   379,655                368,382
                                                                                (117,844)              (112,272)
                                                                   ---------------------- ----------------------
    Construction in progress                                                     261,811                256,110
    Cash and cash equivalents                                                     33,859                 21,201
    Accounts receivable and accrued income, net                                    3,171                    957
    Prepaid expenses                                                               6,475                  8,723
    Deferred debt costs, net                                                       7,307                  7,959
    Other assets                                                                   3,157                  3,197
                                                                                   3,422                  1,518
                                                                   ---------------------- ----------------------
              Total assets                                                    $  319,202             $  299,665
                                                                   ====================== ======================
Liabilities

    Notes payable
    Accounts payable, accrued expenses and other liabilities                  $  327,236             $  310,268
    Deferred income                                                               21,163                 18,391
                                                                                   2,629                  2,865
                                                                   ---------------------- ----------------------
              Total liabilities                                                  351,028                331,524
                                                                   ---------------------- ----------------------
Minority interests
                                                                                      --                     --
                                                                   ---------------------- ----------------------
Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 13,600,181 and 13,334,145 shares issued and
      outstanding, respectively
    Additional paid-in capital                                                       136                    133
    Accumulated deficit                                                           48,523                 44,616
                                                                                 (80,485)               (76,608)
                                                                   ---------------------- ----------------------
              Total stockholders' equity (deficit)                               (31,826)               (31,859)
                                                                   ---------------------- ----------------------
              Total liabilities and stockholders' equity (deficit)
                                                                              $  319,202             $  299,665
                                                                  ====================== ======================


The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                       For the Three Months                           For the Six Months
(Dollars in thousands, except                             Ended June 30,                               Ended June 30,
per share amounts)                                  2000                  1999                   2000                   1999
------------------------------------------------------------------------------------------------------------------------------------
Revenue
    Base rent                                          $  15,734              $  14,467              $  31,381           $  28,800
    Expense recoveries                                     2,545                  2,433                  5,367               4,881
    Percentage rent                                          261                    250                    849               1,030
    Other                                                    448                    870                    798               1,273
                                            --------------------- ---------------------- ---------------------- -------------------
              Total revenue                               18,988                 18,020                 38,395              35,984
                                            --------------------- ---------------------- ---------------------- -------------------

Operating expenses
    Property operating expenses                            1,960                  1,899                  4,216               3,835
    Provision for credit losses                              112                     64                    233                 125
    Real estate taxes                                      1,553                  1,626                  3,194               3,160
    Interest expense                                       5,870                  5,568                 11,658              11,098
    Amortization of deferred debt expense                    104                    105                    207                 208
    Depreciation and amortization                          3,236                  2,892                  6,283               5,789
    General and administrative                               970                    935                  1,888               1,797
                                            --------------------- ---------------------- ---------------------- -------------------
              Total operating expenses                    13,805                 13,089                 27,679              26,012
                                            --------------------- ---------------------- ---------------------- -------------------


Net income before minority interests                       5,183                  4,931                 10,716               9,972
                                            --------------------- ---------------------- ---------------------- -------------------

Minority interests
    Minority share of income                              (1,430)                (1,371)                (2,968)             (2,752)
    Distributions in excess of earnings                     (587)                  (596)                (1,066)             (1,136)
                                            --------------------- ---------------------- ---------------------- -------------------
              Total minority interests                    (2,017)                (1,967)                (4,034)             (3,888)
                                            --------------------- ---------------------- ---------------------- -------------------


Net income                                             $   3,166              $   2,964              $   6,682           $   6,084
                                            ===================== ====================== ====================== ===================

Per share (basic and dilutive)

    Net income before minority interests                $   0.28               $   0.28               $   0.58            $   0.56
                                            ===================== ====================== ====================== ===================

    Net income                                          $   0.24               $   0.23               $   0.50            $   0.47
                                            ===================== ====================== ====================== ===================



        The accompanying notes are an inegral part of these statements

Saul Centers, Inc.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)




                                                                            Additional
                                                        Common                Paid-in              Accumulated
(Dollars in thousands, except per share amounts)        Stock                 Capital                Deficit
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

    Balance, December 31, 1998                               $    129              $  31,967             $  (69,380)

      Issuance of 497,767 shares of
        common stock                                                4                  7,158                     --
      Issuance of 373,546 convertible
        limited partnership units in the
        Operating Partnership                                      --                  5,491                     --
      Net income                                                   --                     --                 13,297
      Distributions ($1.17 per share)                              --                     --                (15,323)
      Distributions payable ($.39 per share)                       --                     --                 (5,202)
                                                 --------------------- ---------------------- ----------------------

    Balance, December 31, 1999                                    133                 44,616                (76,608)

      Issuance of 134,696 shares of
        common stock                                                2                  1,943                     --
      Net income                                                   --                     --                  3,516
      Distributions payable ($.39 per share)                       --                     --                 (5,254)
                                                 --------------------- ---------------------- ----------------------

    Balance, March 31, 2000                                       135                 46,559                (78,346)

      Issuance of 131,340 shares of
        common stock                                                1                  1,964                     --
      Net income                                                   --                     --                  3,166
      Distributions payable ($.39 per share)                       --                     --                 (5,305)
                                                 --------------------- ---------------------- ----------------------

    Balance, June 30, 2000                                   $    136              $  48,523             $  (80,485)
                                                 ===================== ====================== ======================




(Dollars in thousands, except per share amounts)         Total
----------------------------------------------------------------------
    Balance, December 31, 1998                              $  (37,284)

      Issuance of 497,767 shares of
        common stock                                             7,162
      Issuance of 373,546 convertible
        limited partnership units in the
        Operating Partnership                                    5,491
      Net income                                                13,297
      Distributions ($1.17 per share)                          (15,323)
      Distributions payable ($.39 per share)                    (5,202)
                                                 ----------------------

    Balance, December 31, 1999                                 (31,859)

      Issuance of 134,696 shares of
        common stock                                             1,945
      Net income                                                 3,516
      Distributions payable ($.39 per share)                    (5,254)
                                                 ----------------------

    Balance, March 31, 2000                                    (31,652)

      Issuance of 131,340 shares of
        common stock                                             1,965
      Net income                                                 3,166
      Distributions payable ($.39 per share)                    (5,305)
                                                 ----------------------

    Balance, June 30, 2000                                  $  (31,826)
                                                 ======================



       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                                                          For the Six Months
                                                                                            Ended June 30,
(Dollars in thousands)                                                               2000                   1999
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                             $   6,682              $   6,084
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                                   4,034                  3,888
        Depreciation and amortization                                                        6,490                  5,997
        Provision for credit losses                                                            233                    125
        Decrease in accounts receivable                                                      2,015                  1,426
        Increase in prepaid expenses                                                           (59)                  (134)
        Increase in other assets                                                            (1,904)                (2,042)
        Increase in accounts payable, accrued expenses and other liabilities                 2,772                  2,072
        Decrease in deferred income                                                           (236)                  (500)
                                                                             ---------------------- ----------------------
              Net cash provided by operating activities                                     20,027                 16,916
                                                                             ---------------------- ----------------------

Cash flows from investing activities:
    Additions to real estate investments                                                    (6,903)                (5,057)
    Additions to construction in progress                                                  (17,028)                (8,874)
                                                                             ---------------------- ----------------------
              Net cash used in investing activities                                        (23,931)               (13,931)
                                                                             ---------------------- ----------------------

Cash flows from financing activities:
    Proceeds from notes payable                                                             38,581                 10,500
    Repayments on notes payable                                                            (21,613)                (6,912)
    Additions to deferred debt expense                                                        (167)                   (12)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                                              3,910                  7,108
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                                            (14,593)               (14,063)
                                                                             ---------------------- ----------------------
              Net cash provided by (used in) financing activities                            6,118                 (3,379)
                                                                             ---------------------- ----------------------

Net decrease in cash                                                                         2,214                   (394)
Cash, beginning of period                                                                      957                  2,395
                                                                             ---------------------- ----------------------
Cash, end of period                                                                      $   3,171              $   2,001
                                                                             ====================== ======================



       The accompanying notes are an integral part of these statements.

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

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, on the two-acre site of the former North Washington shopping center property, and is repositioning an under-performing shopping center to an industrial/warehouse use (the "Industrial Property"). As of June 30, 2000, the Company's properties (the "Current Portfolio Properties") consisted of 28 operating shopping center properties (the "Shopping Centers"), three predominantly office operating properties and Washington Square at Old Town (the "Office Properties"), and the Industrial Property.

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the six month periods ended June 30, 2000 and 1999, was $1,068,000 and $314,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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


Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at June 30, 2000 and December 31, 1999, accounts receivable included $2,373,000 and $1,803,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $763,000 and $594,000, at June 30, 2000 and December 31, 1999, respectively.


Deferred Debt Costs

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $1,203,000 and $1,005,000, at June 30, 2000 and December 31, 1999, respectively.

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


Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 18,729,000 and 18,042,000, for the quarters, and 18,663,000 and 17,921,000, for the six month periods ended June 30, 2000 and 1999, respectively. Per share data for net income after minority interests is computed using weighted average shares of 13,557,000 and 13,036,000, for the quarters ended, and 13,491,000 and 12,977,000, for the six month periods ended June 30, 2000 and 1999, respectively.


Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

     The Saul Organization has a 27.6% limited partnership interest, represented by 5,172,000 convertible limited partnership units in the Operating Partnership,
as of June 30, 2000.   These Convertible Limited Partnership Units are
convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 27.6% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the closing market price of the common stock on the day the fee is earned. As of June 30, 2000, 120,000 shares were authorized and registered for use under the Plan, and 82,000 shares had been credited to the directors' deferred fee accounts.

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


3.   Construction In Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2000 and December 31, 1999 are as follows:


          Construction in Progress
          ------------------------
          (In thousands)
                                                             June 30,              December 31,
                                                                2000                    1999
                                                              -------                 -------
Washington Square..........................                   $31,228                 $18,009
Ashburn Village II.........................                         -                   2,326
French Market..............................                     2,292                     509
Crosstown Business Center..................                       339                     357
                                                              -------                 -------
Total .....................................                   $33,859                 $21,201
                                                              =======                 =======

4.   Notes Payable

     Notes payable totaled $327,236,000 at June 30, 2000, of which $278,578,000 (85.1%) was fixed rate debt and $48,658,000 (14.9%) was floating rate debt. At June 30, 2000, the Company had a $60,000,000 unsecured revolving credit facility with outstanding borrowings of $23,000,000 and additional borrowing availability of $37,000,000. The Company and the agent bank closed on a new three year agreement on July 18, 2000, which increased the borrowing availability from
$60,000,000 to $70,000,000.  The new facility matures July 18, 2003.   The new
facility requires monthly interest payments either at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or at the bank's reference rate at the Company's option. The Company also had borrowed $25,658,000 of a $42,000,000 construction loan secured by Washington Square at June 30, 2000. The facility requires monthly interest payments at a rate of LIBOR plus a spread of 1.9%, which will decrease as leasing of the office and retail space proceeds.

     Notes payable totaled $310,268,000 at December 31,1999, of which $266,990,000 (86.1%), was fixed rate debt and $43,278,000 (13.9%) was floating rate debt. Outstanding borrowings on the $60,000,000 unsecured revolving credit facility were $31,000,000 at December 31,1999, with additional borrowing availability of $29,000,000.

     At June 30, 2000, the scheduled maturities of all debt for years ending December 31, were as follows:

     Debt Maturity Schedule
     ----------------------
         (In thousands)

     July 1 through December 31, 2000.................           $ 25,706
     2001.............................................              6,322
     2002.............................................             31,679
     2003.............................................              6,525
     2004.............................................             16,317
     2005.............................................              7,375
     Thereafter.......................................            233,312
                                                                 --------
     Total............................................           $327,236
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

     The Consolidated Statement of Operations for the three months ended June 30, 2000 includes a charge for minority interests of $2,017,000 consisting of $1,430,000 related to The Saul Organization's share of the net income for such quarter and $587,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the three months ended June 30, 1999 of $1,967,000 consists of $1,371,000 related to The Saul Organization's share of net income for such quarter and $596,000 related to distributions to minority interests in excess of allocated net income for that
period.   The Consolidated Statement of Operations for the six months ended June
30, 2000 includes a charge for minority interests of $4,034,000 consisting of $2,968,000 related to The Saul Organization's share of the net income for such quarter and $1,066,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the six months ended June 30, 1999 of $3,888,000 consists of $2,752,000 related to The Saul Organization's share of net income for such quarter and $1,136,000 related to distributions to minority interests in excess of allocated net income for that period.

6.  Business Segments

    The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon net operating income for properties in each segment.




              (Dollars in thousands)                                               Shopping           Office
                                                                                    Centers         Properties
          -------------------------------------------------------------------     ------------      ------------
                             Quarter ended June 30, 2000
          -------------------------------------------------------------------
              Real estate rental operations:
                  Revenues...................................................   $      13,621     $       5,282
                  Expenses...................................................          -2,468            -1,146
                                                                                  ------------      ------------
              Income from real estate........................................          11,153             4,136
                  Interest expense & amortization of debt costs..............               0                 0
                  General and administrative.................................               0                 0
                                                                                  ------------      ------------
              Subtotal.......................................................          11,153             4,136
                  Depreciation and amortization..............................          -2,308              -904
                  Gain on property sale......................................               0                 0
                  Minority interests.........................................               0                 0
                                                                                  ------------      ------------
              Net income.....................................................   $       8,845     $       3,232
                                                                                  ============      ============
              Capital investment.............................................   $       3,744     $       6,436
                                                                                  ============      ============
              Total assets...................................................   $     192,915     $     100,736
                                                                                  ============      ============

          -------------------------------------------------------------------
                             Quarter ended June 30, 1999
          -------------------------------------------------------------------
              Real estate rental operations:
                  Revenues...................................................   $      13,292     $       4,681
                  Expenses...................................................          -2,468            -1,121
                                                                                  ------------      ------------
              Income from real estate........................................          10,824             3,560
                  Interest expense & amortization of debt costs..............               0                 0
                  General and administrative.................................               0                 0
                                                                                  ------------      ------------
              Subtotal.......................................................          10,824             3,560
                  Depreciation and amortization..............................          -2,005              -865
                  Gain on property sale......................................               0                 0
                  Minority interests.........................................               0                 0
                                                                                  ------------      ------------
              Net income.....................................................   $       8,819     $       2,695
                                                                                  ============      ============
              Capital investment.............................................   $       6,577     $         450
                                                                                  ============      ============
              Total assets...................................................   $     186,882     $      70,194
                                                                                  ============      ============







              (Dollars in thousands)                                                 Corporate          Consolidated
                                                                                     and Other   (1)       Totals
          -------------------------------------------------------------------       -------------      ---------------
                             Quarter ended June 30, 2000
          -------------------------------------------------------------------
              Real estate rental operations:
                  Revenues...................................................     $           85     $         18,988
                  Expenses...................................................                -11               -3,625
                                                                                    -------------      ---------------
              Income from real estate........................................                 74               15,363
                  Interest expense & amortization of debt costs..............             -5,974               -5,974
                  General and administrative.................................               -970                 -970
                                                                                    -------------      ---------------
              Subtotal.......................................................             -6,870                8,419
                  Depreciation and amortization..............................                -24               -3,236
                  Gain on property sale......................................                  0                    0
                  Minority interests.........................................             -2,017               -2,017
                                                                                    -------------      ---------------
              Net income.....................................................     $       -8,911     $          3,166
                                                                                    =============      ===============
              Capital investment.............................................     $         -186     $          9,994
                                                                                    =============      ===============
              Total assets...................................................     $       25,551     $        319,202
                                                                                    =============      ===============

          -------------------------------------------------------------------
                             Quarter ended June 30, 1999
          -------------------------------------------------------------------
              Real estate rental operations:
                  Revenues...................................................     $           47     $         18,020
                  Expenses...................................................                  0               -3,589
                                                                                    -------------      ---------------
              Income from real estate........................................                 47               14,431
                  Interest expense & amortization of debt costs..............             -5,673               -5,673
                  General and administrative.................................               -935                 -935
                                                                                    -------------      ---------------
              Subtotal.......................................................             -6,561                7,823
                  Depreciation and amortization..............................                -22               -2,892
                  Gain on property sale......................................                  0                    0
                  Minority interests.........................................             -1,967               -1,967
                                                                                    -------------      ---------------
              Net income.....................................................     $       -8,550     $          2,964
                                                                                    =============      ===============
              Capital investment.............................................     $           81     $          7,108
                                                                                    =============      ===============
              Total assets...................................................     $       22,135     $        279,211
                                                                                    =============      ===============

                        (1)   Includes the Industrial Property, Crosstown Business Center.




              (Dollars in thousands)                                               Shopping           Office
                                                                                    Centers         Properties
          -------------------------------------------------------------------     ------------      ------------
                            Six months ended June 30, 2000
          -------------------------------------------------------------------
              Real estate rental operations:
                  Revenues...................................................   $      27,726     $      10,505
                  Expenses...................................................          -5,278            -2,349
                                                                                  ------------      ------------
              Income from real estate........................................          22,448             8,156
                  Interest expense & amortization of debt costs..............               0                 0
                  General and administrative.................................               0                 0
                                                                                  ------------      ------------
              Subtotal.......................................................          22,448             8,156
                  Depreciation and amortization..............................          -4,411            -1,827
                  Gain on property sale......................................               0                 0
                  Minority interests.........................................               0                 0
                                                                                  ------------      ------------
              Net income.....................................................   $      18,037     $       6,329
                                                                                  ============      ============
              Capital investment.............................................   $       9,557     $      14,253
                                                                                  ============      ============
              Total assets...................................................   $     192,915     $     100,736
                                                                                  ============      ============

          -------------------------------------------------------------------
                            Six months ended June 30, 1999
          -------------------------------------------------------------------
              Real estate rental operations:
                  Revenues...................................................   $      26,689     $       9,248
                  Expenses...................................................          -4,875            -2,242
                                                                                  ------------      ------------
              Income from real estate........................................          21,814             7,006
                  Interest expense & amortization of debt costs..............               0                 0
                  General and administrative.................................               0                 0
                                                                                  ------------      ------------
              Subtotal.......................................................          21,814             7,006
                  Depreciation and amortization..............................          -4,009            -1,736
                  Gain on property sale......................................               0                 0
                  Minority interests.........................................               0                 0
                                                                                  ------------      ------------
              Net income.....................................................   $      17,805     $       5,270
                                                                                  ============      ============
              Capital investment.............................................   $      11,997     $       1,748
                                                                                  ============      ============
              Total assets...................................................   $     186,882     $      70,194
                                                                                 =============      ============



              (Dollars in thousands)                                                Corporate          Consolidated
                                                                                    and Other   (1)       Totals
          -------------------------------------------------------------------      -------------      ---------------
                            Six months ended June 30, 2000
          -------------------------------------------------------------------
              Real estate rental operations:
                  Revenues...................................................    $          164     $         38,395
                  Expenses...................................................               -16               -7,643
                                                                                   -------------      ---------------
              Income from real estate........................................               148               30,752
                  Interest expense & amortization of debt costs..............           -11,865              -11,865
                  General and administrative.................................            -1,888               -1,888
                                                                                   -------------      ---------------
              Subtotal.......................................................           -13,605               16,999
                  Depreciation and amortization..............................               -45               -6,283
                  Gain on property sale......................................                 0                    0
                  Minority interests.........................................            -4,034               -4,034
                                                                                   -------------      ---------------
              Net income.....................................................    $      -17,684     $          6,682
                                                                                   =============      ===============
              Capital investment.............................................    $          121     $         23,931
                                                                                   =============      ===============
              Total assets...................................................    $       25,551     $        319,202
                                                                                   =============      ===============

          -------------------------------------------------------------------
                            Six months ended June 30, 1999
          -------------------------------------------------------------------
              Real estate rental operations:
                  Revenues...................................................    $           47     $         35,984
                  Expenses...................................................                -3               -7,120
                                                                                   -------------      ---------------
              Income from real estate........................................                44               28,864
                  Interest expense & amortization of debt costs..............           -11,306              -11,306
                  General and administrative.................................            -1,797               -1,797
                                                                                   -------------      ---------------
              Subtotal.......................................................           -13,059               15,761
                  Depreciation and amortization..............................               -44               -5,789
                  Gain on property sale......................................                 0                    0
                  Minority interests.........................................            -3,888               -3,888
                                                                                   -------------      ---------------
              Net income.....................................................    $      -16,991     $          6,084
                                                                                   =============      ===============
              Capital investment.............................................    $          186     $         13,931
                                                                                   =============      ===============
              Total assets...................................................    $       22,135     $        279,211
                                                                                   =============      ===============
                        (1)   Includes the Industrial Property, Crosstown Business Center.



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

General
-------

    The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2000 and for the three and six month periods ended June 30, 2000.

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

    Management believes that the Company's current capital resources, which include the Company's credit line of which $37,000,000 was available for borrowing as of June 30, 2000, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

    For the second quarter of 2000, the Company reported Funds From Operations ("FFO") of $8,419,000. This represents an 7.6% increase over the comparable 1999 period's FFO of $7,823,000. For the six month period ended June 30, 2000, the Company reported FFO of $16,999,000, representing a 7.9% increase over the comparable 1999 period's FFO of $15,761,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:


Funds From Operations Schedule
------------------------------
    (Dollars in thousands)



                                                                                    For the Three Months Ended June 30,
                                                                                    -----------------------------------
                                                                                     2000                        1999
                                                                                    ------                      ------
Net income before minority interests.................................               $5,183                      $4,931
   Add:
      Depreciation and amortization of real property.................                3,236                       2,892
                                                                                    ------                      ------

Funds From Operations ...............................................               $8,419                      $7,823
                                                                                    ======                      ======




                                                                                    For the Six Months Ended June 30,
                                                                                   -----------------------------------
                                                                                    2000                        1999
                                                                                   -------                     -------
Net income before minority interests.................................              $10,716                     $ 9,972
   Add:
      Depreciation and amortization of real property.................                6,283                       5,789
                                                                                   -------                     -------

Funds From Operations ...............................................              $16,999                     $15,761
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

    Cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2000 and 1999 are as follows:

Cash flow provided by (used in):
--------------------------------
     (Dollars in thousands)



                                                                                    For the Six Months Ended June 30,
                                                                                  ------------------------------------
                                                                                     2000                       1999
                                                                                  --------                   ---------
  Operating                                                                       $ 20,027                   $  16,916
   activities....................................................

  Investing activities...........................................                  -23,931                     -13,931

  Financing                                                                          6,118                      -3,379
   activities....................................................


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

    In 1999, the Company closed a $42,000,000 construction loan, which it anticipates will substantially fund the development costs associated with the 235,000 square foot Washington Square mixed-use office/retail complex, located in Old Town Alexandria, Virginia. The loan has an initial three-year term with an interest rate of LIBOR plus 1.90%, which will decline as leasing of the office and retail space proceeds. At August 11, 2000, outstanding borrowings on this construction loan totaled $27,662,000.

    On May 30, 2000, the Company closed a $14,300,000, 15-year, fixed rate mortgage loan. The loan is collateralized by the Shops at Fairfax and Boulevard shopping centers. The loan requires monthly payments of principal and interest. Principal payments are calculated upon on a 22-year period and interest is
calculated at 8.33%.   The proceeds of the loan were used to repay a portion of
outstanding indebtedness under the Company's floating rate credit line.

    On July 18, 2000, the Company and the agent bank for the Company's unsecured credit line closed a new three year agreement which increased the maximum borrowing available under the facility from $60,000,000 to $70,000,000. The new facility requires monthly interest payments either at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or at the bank's reference rate, at the Company's option. The facility matures July 18, 2003, but may be extended an additional year, at the Company's option, upon the payment of an extension fee. At August 11, 2000, outstanding borrowings on the unsecured credit line totaled $29,200,000, leaving $40,800,000 of credit availability.

    At August 11, 2000, the Company had fixed interest rates on approximately 83.0% of its total debt outstanding, which then had a weighted remaining term of approximately 10 years.


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

    In February 1999, the Company announced the development of Washington Square at Old Town, a new Class A mixed-use office / retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project will provide 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a brick courtyard. Construction of the southern building is nearing completion. Work continues on the building's interior common areas and mechanical systems. The Company expects to deliver a portion of the retail space to tenants during the early portion of the third quarter of 2000. Work on the north building is proceeding on schedule, with delivery lagging the south building by approximately six weeks. Base building construction of both buildings is scheduled to be completed by the end of the third quarter of 2000. The 45,000 square feet of retail space is approximately 82% pre-leased and several leases are under negotiation with office tenant prospects.

  During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 39,700 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,100 square feet of professional office suites. Pad sites are being leased to restaurant and other users for free-standing buildings.
Base building construction and site work was completed in June 2000. Approximately 80% of the new space has been leased. On May 2, 2000, the Company delivered over 85% of the retail space to tenants to begin their work in preparation for store openings approximately 90 days later. Office space finish work is underway.

  During 1999, the Company completed construction of a facade renovation and retenanting of a 103,000 square foot anchor space at the 213,000 square foot French Market center in Oklahoma City, Oklahoma. In December, a 90,000 square foot lease was signed with Burlington Coat Factory ("Burlington") to locate in the adjacent enclosed mall portion of the center. The common areas of the mall will become part of the Burlington leasable area, increasing the center to 247,000 square feet upon completion of tenant improvements. Mall tenants have been relocated to other space in the center or have ceased operations, which allowed construction to commence in February 2000. Burlington is scheduled to open in the third quarter of 2000, thereby increasing the center's occupancy to over 95%.

  The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an industrial/office campus named Crosstown Business Center is proceeding. The first tenants have occupied 25% of the office park and several other leases are under negotiation.


Portfolio Leasing Status
------------------------

  At June 30, 2000, the portfolio consisted of 28 Shopping Centers, four Office Properties and one Industrial Property, all of which are located in seven states and the District of Columbia. The Office Properties consist of one office property and one office/retail property, both located in the District of Columbia, a research park located in a Maryland suburb of Washington, D.C. and an office/retail property under construction in Old Town Alexandria, Virginia.

  At June 30, 2000, 92.9% of the Company's 5.8 million square feet of operating leaseable space was leased to tenants, as compared to 91.2% at June 30, 1999. The shopping center portfolio was 94.9% leased at June 30, 2000 and 94.0% leased at June 30, 1999. The Office Properties (excluding the Washington Square project under development) were 97.7% leased at

June 30, 2000 compared to 96.8% as of June 30, 1999. The Industrial Property was 25% leased at June 30, 2000 while it was vacant as of June 30, 1999. The overall improvements in the current period's leasing percentages compared to the prior year's period resulted primarily from the leasing of a substantial portion of French Market to Burlington, improved office leasing at Avenel Business Park and the progress in leasing the Crosstown Business Center.


Results of Operations
---------------------

  The following discussion compares the results of the Company for the three month and six month periods ended June 30, 2000 and 1999, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

  Revenues for the three month period ended June 30, 2000 (the "2000 Quarter"), totaled $18,988,000 compared to $18,020,000 for the comparable quarter in 1999 (the "1999 Quarter"), an increase of $968,000 (5.4%).

  Base rent income was $15,734,000 for the 2000 Quarter, compared to $14,467,000 for the 1999 Quarter, representing an increase of $1,267,000 (8.8%). The increase in base rent resulted primarily from new leases in effect at recently redeveloped shopping centers (French Market, Shops at Fairfax, Thruway and Boulevard), a two percent average occupancy increase at Avenel Business Park and a 60,000 square foot tenant paying higher rent while holding over beyond its scheduled lease expiration at 601 Pennsylvania Avenue.

  Expense recoveries were $2,545,000 for the 2000 Quarter compared to $2,433,000 for the comparable 1999 Quarter, representing an increase of $112,000 (4.6%).

  Percentage rent was $261,000 in the 2000 Quarter, compared to $250,000 in the 1999 Quarter, an increase of $11,000 (4.4%).

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with the early termination of leases, was $448,000 in the 2000 Quarter, compared to $870,000 in the 1999 Quarter, representing a decrease of $422,000 (48.5%). The decrease in other income resulted primarily from the collection of three shopping center lease termination fees in the 1999 Quarter.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $61,000 (3.2%) to $1,960,000 in the 2000 Quarter from $1,899,000 in the 1999
Quarter.

  The provision for credit losses increased $48,000 (75.0%) to $112,000 in the 2000 Quarter from $64,000 in the 1999 Quarter. The increase resulted primarily from additions to credit loss reserves for a retail tenant in bankruptcy and rent in dispute with an office tenant.

  Real estate taxes decreased $73,000 (4.5%) to $1,553,000 in the 2000 Quarter from $1,626,000 in the 1999 Quarter.

  Interest expense increased $302,000 (5.4%) to $5,870,000 for the 2000 Quarter
from $5,568,000 reported for the 1999 Quarter.   The increase resulted from
increased average borrowing balances on the Company's credit line used to fund redevelopments placed in service during 1999 and to a lesser extent, interest rates on the Company's floating rate credit line averaging 127 basis points higher in the 2000 Quarter compared to the 1999 Quarter.

  Amortization of deferred debt expense decreased $1,000 (1.0%) to $104,000 for the 2000 Quarter compared to $105,000 for the 1999 Quarter.

  Depreciation and amortization expense increased $344,000 (11.9%) from $2,892,000 in the 1999 Quarter to $3,236,000 in the 2000 Quarter, reflecting increased depreciation expense on redevelopments placed in service during 1999.

  General and administrative expense, which consists of payroll, administrative and other overhead expense, was $970,000 for the 2000 Quarter, an increase of $35,000 (3.7%) over the 1999 Quarter.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

  Revenues for the six month period ended June 30, 2000 (the "2000 Period"), totaled $38,395,000 compared to $35,984,000 for the comparable period in 1999 (the "1999 Period"), an increase of $2,411,000 (6.7%).

  Base rent income was $31,381,000 for the 2000 Period, compared to $28,800,000 for the 1999 Period, representing an increase of $2,581,000 (9.0%). The increase in base rent resulted primarily from new leases at recently redeveloped shopping centers (French Market, Shops at Fairfax, Thruway and Boulevard), a four percent average occupancy increase at Avenel Business Park and a 60,000 square foot tenant paying higher rent while holding over beyond its scheduled lease expiration at 601 Pennsylvania Avenue.

  Expense recoveries were $5,367,000 for the 2000 Period compared to $4,881,000 for the comparable 1999 Period, representing an increase of $486,000 (10.0%). This increase resulted primarily from substantial snow removal expenses during the 2000 Period, which were recovered from many of the Company's shopping center tenants.

  Percentage rent was $849,000 in the 2000 Period, compared to $1,030,000 in the 1999 Period, a decrease of $181,000 (17.6%). The decrease in percentage rent resulted primarily from the renewal of two anchor tenant leases with higher base rent in lieu of percentage rent at White Oak and Giant shopping centers.

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $798,000 in the 2000 Period, compared to $1,273,000 in the 1999 Period, representing a decrease of $475,000 (37.3%). The decrease in other income resulted primarily from the collection of five shopping center lease termination fees in the 1999 Period and only one in the 2000 Period.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $381,000 (9.9%) to $4,216,000 in the 2000 Period from $3,835,000 in the 1999
Period. The increase was primarily caused by higher snow removal expenses resulting from two severe snowstorms impacting the Mid-Atlantic region during January and February 2000.

  The provision for credit losses increased $108,000 (86.4%) to $233,000 in the 2000 Period from $125,000 in the 1999 Period. The increase resulted primarily from additions to credit loss reserves for a retail tenant in bankruptcy and rent in dispute with an office tenant.

  Real estate taxes increased $34,000 (1.1%) to $3,194,000 in the 2000 Period from $3,160,000 in the 1999 Period.

  Interest expense increased $560,000 (5.0%) to $11,658,000 in the 2000 Period
from $11,098,000 reported in the 1999 Period.   The increase resulted from
higher average borrowing balances on the Company's credit line used to fund redevelopments placed in service during 1999 and, to a lesser extent, interest rates on the Company's floating rate credit line averaging 99 basis points higher in the 2000 Period compared to the 1999 Period.

  Amortization of deferred debt expense decreased $1,000 (0.5%) to $207,000 in the 2000 Period compared to $208,000 in the 1999 Period.

  Depreciation and amortization expense increased $494,000 (8.5%) from $5,789,000 in the 1999 Period to $6,283,000 in the 2000 Period, reflecting depreciation expense on redevelopments placed in service during 1999.

  General and administrative expense, which consists of payroll, administrative and other overhead expense, was $1,888,000 in the 2000 Period, an increase of $91,000 (5.1%) over the 1999 Period. The increase in 2000 expenses compared to 1999 primarily resulted from a 5% change in payroll related expenses and higher legal expense.

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

     The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of June 30, 2000, the Company had variable rate indebtedness totaling $48,658,000. Interest rate fluctuations will affect the Company's interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at June 30, 2000 had been one percent higher, annual interest expense relating to these debt instruments would have increased by $487,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of June 30, 2000, the Company had fixed rate indebtedness totaling $278,578,000. If interest rates on the Company's fixed rate debt instruments at June 30, 2000 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $16,374,000.

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

     10. (a) First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference.

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



                                SAUL CENTERS, INC.
                                (Registrant)



 Date:  August 14, 2000         /s/ Philip D. Caraci
                                --------------------------------------
                                Philip D. Caraci, President


 Date:  August 14, 2000         /s/ Scott V. Schneider
                                --------------------------------------
                                Scott V. Schneider
                                Senior Vice President, Chief Financial Officer