Form 10-Q
period 2000-09-30
SAUL CENTERS INC
filed 2000-11-14
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     FOR QUARTER ENDED September 30, 2000
                                       ------------------


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
                                                          --------------


          Number of shares of common stock, par value $0.01 per share outstanding as of November 11, 2000:  13,868,953
                                                      ----------



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

                               SAUL CENTERS, INC.
                               Table of Contents


PART I.  FINANCIAL INFORMATION                                                               Page
                                                                                             ----

Item 1. Financial Statements (Unaudited)
        --------------------------------

        (a) Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999........................................................          4

        (b) Consolidated Statements of Operations for the three and nine months
            ended September 30, 2000 and 1999........................................          5

        (c) Consolidated Statements of Stockholders' Equity as of
            September 30, 2000 and December 31, 1999.................................          6

        (d) Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999........................................          7

        (e) Notes to Consolidated Financial Statements...............................          8


Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

        (a) Liquidity and Capital Resources..........................................         17

        (b) Results of Operations
            Three months ended September 30, 2000 compared to three months
            ended September 30, 1999.................................................         22

            Nine months ended September 30, 2000 compared to nine months
            ended September 30, 1999.................................................         24

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................         25


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings............................................................       26
        -----------------
Item 2. Changes in Securities........................................................       26
        ---------------------
Item 3. Defaults Upon Senior Securities..............................................       26
        -------------------------------
Item 4. Submission of Matters to a Vote of Security Holders..........................       26
        ---------------------------------------------------
Item 5. Other Information............................................................       26
        -----------------
Item 6. Exhibits and Reports on Form 8-K.............................................       26
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

Saul Centers, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                              September 30,    December 31,
(Dollars in thousands)                                                                            2000             1999
----------------------------------------------------------------------------------------------------------------------------
Assets

    Real estate investments
      Land                                                                                    $     65,676     $     64,233
      Buildings and equipment                                                                      319,247          304,149
                                                                                              -------------    -------------
                                                                                                   384,923          368,382
      Accumulated depreciation                                                                    (120,660)        (112,272)
                                                                                              -------------    -------------
                                                                                                   264,263          256,110
    Construction in progress                                                                        36,509           21,201
    Cash and cash equivalents                                                                        2,236              957
    Accounts receivable and accrued income, net                                                      7,896            8,723
    Prepaid expenses                                                                                 8,520            7,959
    Deferred debt costs, net                                                                         3,691            3,197
    Other assets                                                                                     2,566            1,518
                                                                                              -------------    -------------
              Total assets                                                                    $    325,681     $    299,665
                                                                                              =============    =============

Liabilities

    Notes payable                                                                             $    335,995     $    310,268
    Accounts payable, accrued expenses and other liabilities                                        18,894           18,391
    Deferred income                                                                                  2,122            2,865
                                                                                              -------------    -------------
              Total liabilities                                                                    357,011          331,524
                                                                                              -------------    -------------

Minority interests                                                                                      --               --
                                                                                              -------------    -------------

Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 13,731,106 and 13,334,145 shares issued and
      outstanding, respectively                                                                        137              133
    Additional paid-in capital                                                                      50,532           44,616
    Accumulated deficit                                                                            (81,999)         (76,608)
                                                                                              -------------    -------------
              Total stockholders' equity (deficit)                                                 (31,330)         (31,859)
                                                                                              -------------    -------------

              Total liabilities and stockholders' equity (deficit)                            $    325,681     $    299,665
                                                                                              =============    =============


       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           For the Three Months        For the Nine Months
                                                            Ended September 30,        Ended September 30,
(Dollars in thousands, except per share amounts)             2000         1999          2000         1999
------------------------------------------------------------------------------------------------------------
Revenue
    Base rent                                             $  15,934   $   14,952    $  47,315    $   43,752
    Expense recoveries                                        2,786        2,529        8,153         7,410
    Percentage rent                                             588          478        1,437         1,508
    Other                                                       416          450        1,214         1,723
                                                         -----------  -----------  -----------  ------------
              Total revenue                                  19,724       18,409       58,119        54,393
                                                         -----------  -----------  -----------  ------------
Operating expenses
    Property operating expenses                               1,940        2,074        6,156         5,909
    Provision for credit losses                                  72           57          305           182
    Real estate taxes                                         1,591        1,476        4,785         4,636
    Interest expense                                          6,037        5,636       17,695        16,734
    Amortization of deferred debt expense                       123          104          330           312
    Depreciation and amortization                             3,164        3,004        9,447         8,793
    General and administrative                                  938          913        2,826         2,710
                                                         -----------  -----------  -----------  ------------
              Total operating expenses                       13,865       13,264       41,544        39,276
                                                         -----------  -----------  -----------  ------------
Net income before minority interests                          5,859        5,145       16,575        15,117
                                                         -----------  -----------  -----------  ------------
Minority interests
    Minority share of income                                 (1,607)      (1,451)      (4,575)       (4,203)
    Distributions in excess of earnings                        (410)        (567)      (1,476)       (1,703)
                                                         -----------  -----------  -----------  ------------
              Total minority interests                       (2,017)      (2,018)      (6,051)       (5,906)
                                                         -----------  -----------  -----------  ------------
Net income                                                $   3,842    $   3,127    $  10,524    $    9,211
                                                         ===========  ===========  ===========  ============
Per share (basic and dilutive)

    Net income before minority interests                  $    0.31    $    0.28    $    0.89    $     0.84
                                                         ===========  ===========  ===========  ============

    Net income                                            $    0.28    $    0.24    $    0.78    $     0.71
                                                         ===========  ===========  ===========  ============


       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                                         Additional
                                                            Common        Paid-in     Accumulated
(Dollars in thousands, except per share amounts)            Stock         Capital       Deficit       Total
--------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

    Balance, December 31, 1998                           $      129   $    31,967   $   (69,380)   $   (37,284)

      Issuance of 497,767 shares of
        common stock                                              4         7,158            --          7,162
      Issuance of 373,546 convertible
        limited partnership units in the
        Operating Partnership                                    --         5,491            --          5,491
      Net income                                                 --            --        13,297         13,297
      Distributions ($1.17 per share)                            --            --       (15,323)       (15,323)
      Distributions payable ($.39 per share)                     --            --        (5,202)        (5,202)
                                                         -----------  ------------  ------------  -------------

    Balance, December 31, 1999                                  133        44,616       (76,608)       (31,859)

      Issuance of 134,696 shares of
        common stock                                              2         1,943            --          1,945
      Net income                                                 --            --         3,516          3,516
      Distributions payable ($.39 per share)                     --            --        (5,254)        (5,254)
                                                         -----------  ------------  ------------  -------------

    Balance, March 31, 2000                                     135        46,559       (78,346)       (31,652)

      Issuance of 131,340 shares of
        common stock                                              1         1,964            --          1,965
      Net income                                                 --            --         3,166          3,166
      Distributions payable ($.39 per share)                     --            --        (5,305)        (5,305)
                                                         -----------  ------------  ------------  -------------

    Balance, June 30, 2000                                      136        48,523       (80,485)       (31,826)

      Issuance of 130,925 shares of
        common stock                                              1         2,009            --          2,010
      Net income                                                 --            --         3,842          3,842
      Distributions payable ($.39 per share)                     --            --        (5,356)        (5,356)
                                                         -----------  ------------  ------------  -------------

    Balance, September 30, 2000                          $      137   $    50,532   $   (81,999)   $   (31,330)
                                                         ===========  ============  ============  =============

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the Nine Months
                                                                                                 Ended September 30,
(Dollars in thousands)                                                                         2000              1999
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                   $  10,524    $   9,211
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                                         6,051        5,906
        Depreciation and amortization                                                              9,777        9,105
        Provision for credit losses                                                                  305          182
        Decrease (increase) in accounts receivable                                                   522       (1,021)
        Increase in prepaid expenses                                                              (1,620)      (2,394)
        Increase in other assets                                                                  (1,048)        (613)
        Increase in accounts payable, accrued expenses and other liabilities                         503        3,266
        Increase (decrease) in deferred income                                                      (743)         392
                                                                                               ----------   ----------
              Net cash provided by operating activities                                           24,271       24,034
                                                                                               ----------   ----------

Cash flows from investing activities:
    Additions to real estate investments                                                         (11,295)      (7,948)
    Additions to construction in progress                                                        (20,554)     (17,615)
                                                                                               ----------   ----------
              Net cash used in investing activities                                              (31,849)     (25,563)
                                                                                               ----------   ----------

Cash flows from financing activities:
    Proceeds from notes payable                                                                   54,729       21,582
    Repayments on notes payable                                                                  (29,002)      (9,694)
    Additions to deferred debt expense                                                              (824)         (12)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                                                    5,920       10,791
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                                                  (21,966)     (21,229)
                                                                                               ----------   ----------
              Net cash provided by financing activities                                            8,857        1,438
                                                                                               ----------   ----------

Net increase (decrease) in cash                                                                    1,279          (91)
Cash, beginning of period                                                                            957        2,395
                                                                                               ----------   ----------
Cash, end of period                                                                            $   2,236    $   2,304
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

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, on the two-acre site of the former North Washington shopping center property, and is repositioning an under-performing shopping center to an industrial/warehouse use (the "Industrial Property"). As of September 30, 2000, the Company's properties (the "Current Portfolio Properties") consisted of 28 operating shopping center properties (the "Shopping Centers"), three predominantly office operating properties and Washington Square at Old Town (the "Office Properties"), and the Industrial Property. In addition, the Company plans to immediately begin developing Ashburn Village III, an 18,000 square foot expansion to the retail area of the existing Ashburn Village shopping centers.

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

     The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 6,100,000 square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 28 neighborhood and community Shopping Centers, 4 Office Properties and one Industrial Property, totaling 4,924,000, 975,000 and 197,000 square feet of GLA, respectively. Only the United States Government (10.6%), a tenant at seven properties and Giant Food (7.3%), a tenant at eight Shopping Centers, individually accounted for more than 1.6% of the Company's 1999 total revenues. With the exception of five Shopping Center properties and a portion of one Office Property purchased or developed during the past four years, the Company's Current Portfolio Properties consist of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. The Company plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant.


Principles of Consolidation

     The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation. Saul QRS, Inc. and Saul Subsidiary I Limited Partnership are separate legal entities whose assets together collateralize a mortgage debt obligation and such assets are not available to pay the claims of creditors of other entities included in these consolidated financial statements.


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

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the nine month periods ended September 30, 2000 and 1999, was $1,839,000 and $607,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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


Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at September 30, 2000 and December 31, 1999, accounts receivable included $2,623,000 and $1,803,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $787,000 and $594,000, at September 30, 2000 and December 31, 1999, respectively.


Deferred Debt Costs

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $1,326,000 and $1,005,000, at September 30, 2000 and December 31, 1999, respectively.

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


Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 18,860,000 and 18,288,000, for the quarters, and 18,729,000 and 18,043,000, for the nine month periods ended September 30, 2000 and 1999, respectively. Per share data for net income after minority interests is computed using weighted average shares of 13,688,000 and 13,158,000, for the quarters ended, and 13,556,000 and 13,037,000, for the nine month periods ended September 30, 2000 and 1999, respectively.


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

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

     The Saul Organization has a 27.4% limited partnership interest, represented by 5,172,000 convertible limited partnership units in the Operating Partnership,
as of September 30, 2000.   These Convertible Limited Partnership Units are
convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 27.4% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the closing market price of the common stock on the day the fee is earned. As of September 30, 2000, 120,000 shares were authorized and registered for use under the Plan, and 87,000 shares had been credited to the directors' deferred fee accounts.

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


3.   Construction In Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2000 and December 31, 1999 are as follows:

          Construction in Progress
          ------------------------
          (In thousands)

                                              September 30,       December 31,
                                                      2000               1999
                                                   -------            -------
Washington Square.......................           $34,544            $18,009
Ashburn Village II......................                 -              2,326
Ashburn Village III.....................             1,582                  -
French Market...........................                 -                509
Crosstown Business Center...............               383                357
                                                   -------            -------
Total ..................................           $36,509            $21,201
                                                   =======            =======

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

4. Notes Payable

   Notes payable totaled $335,995,000 at September 30, 2000, of which $277,141,000 (82.5%) was fixed rate debt and $58,854,000 (17.5%) was floating rate debt. At September 30, 2000, the Company had a $70,000,000 unsecured revolving credit facility with outstanding borrowings of $29,000,000 and additional borrowing availability of $41,000,000. The Company and the agent bank closed on a new three year agreement on July 18, 2000, which increased the borrowing availability from $60,000,000 to $70,000,000. The facility matures July 18, 2003 and requires monthly interest payments either at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or at the bank's reference rate at the Company's option. The Company also had borrowed $29,854,000 of a $42,000,000 construction loan secured by Washington Square as of September 30, 2000. The facility requires monthly interest payments at a rate of LIBOR plus a spread of 1.9%, which will decrease as leasing of the office and retail space proceeds.

     Notes payable totaled $310,268,000 at December 31, 1999, of which $266,990,000 (86.1%) was fixed rate debt and $43,278,000 (13.9%) was floating rate debt. Outstanding borrowings on the $60,000,000 unsecured revolving credit facility were $31,000,000 at December 31,1999, with additional borrowing availability of $29,000,000.

       At September 30, 2000, the scheduled maturities of all debt for years ending December 31, were as follows:

     Debt Maturity Schedule
     ----------------------
         (In thousands)

     October 1 through December 31, 2000..............           $  1,268
     2001.............................................              6,322
     2002.............................................             35,876
     2003.............................................             35,525
     2004.............................................             16,317
     2005.............................................              7,375
     Thereafter.......................................            233,312
                                                                 --------
     Total............................................           $335,995
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

     The Consolidated Statement of Operations for the three months ended September 30, 2000 includes a charge for minority interests of $2,017,000 consisting of $1,607,000 related to The Saul Organization's share of the net income for such quarter and $410,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the three months ended September 30, 1999 of $2,018,000 consists of $1,451,000 related to The Saul Organization's share of net income for such quarter and $567,000 related to distributions to minority interests in excess of allocated
net income for that period.   The Consolidated Statement of Operations for the
nine months ended September 30, 2000 includes a charge for minority interests of $6,051,000 consisting of $4,575,000 related to The Saul Organization's share of the net income for such quarter and $1,476,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the nine months ended September 30, 1999 of $5,906,000 consists of $4,203,000 related to The Saul Organization's share of net income for such quarter and $1,703,000 related to distributions to minority interests in excess of allocated net income for that period.

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


   (Dollars in thousands)                                                  Shopping       Office       Corporate     Consolidated
                                                                            Centers     Properties    and Other(1)      Totals
                                                                          ===========   ============  =============  ============
----------------------------------------------------------------------
                    Quarter ended September 30, 2000
----------------------------------------------------------------------
   Real estate rental operations:
       Revenues.......................................................   $    14,359     $    5,251     $      114    $    19,724
       Expenses.......................................................        (2,360)        (1,232)           (11)        (3,603)
                                                                          -----------     ----------     ----------    -----------
   Income from real estate............................................        11,999          4,019            103         16,121
       Interest expense & amortization of debt costs..................                                      (6,160)        (6,160)
       General and administrative.....................................                                        (938)          (938)
                                                                          -----------     ----------     ----------    -----------
   Subtotal...........................................................        11,999          4,019         (6,995)         9,023
       Depreciation and amortization..................................        (2,225)          (915)           (24)        (3,164)
       Gain on property sale..........................................                                          --             --
       Minority interests.............................................                                      (2,017)        (2,017)
                                                                          -----------     ----------     ----------    -----------
   Net income.........................................................   $     9,774     $    3,104     $   (9,036)   $     3,842
                                                                          ===========     ==========     ==========    ===========
   Capital investment.................................................   $     2,994     $    3,766     $    1,158    $     7,918
                                                                          ===========     ==========     ==========    ===========
   Total assets.......................................................   $   193,502     $  103,828     $   28,351    $   325,681
                                                                          ===========     ==========     ==========    ===========

----------------------------------------------------------------------
                     Quarter ended September 30, 1999
----------------------------------------------------------------------
   Real estate rental operations:
       Revenues.......................................................   $    13,444     $    4,941     $       24     $    18,409
       Expenses.......................................................        (2,362)        (1,242)            (3)         (3,607)
                                                                          -----------     ----------     ----------     -----------
   Income from real estate............................................        11,082          3,699             21          14,802
       Interest expense & amortization of debt costs..................            --                        (5,740)         (5,740)
       General and administrative.....................................            --                          (913)           (913)
                                                                          -----------     ----------     ----------     -----------
   Subtotal...........................................................        11,082          3,699         (6,632)          8,149
       Depreciation and amortization..................................        (2,095)          (887)           (22)         (3,004)
       Gain on property sale..........................................            --             --             --              --
       Minority interests.............................................            --             --         (2,018)         (2,018)
                                                                          -----------     ----------     ----------     -----------
   Net income.........................................................   $     8,987     $    2,812     $   (8,672)    $     3,127
                                                                          ===========     ==========     ==========     ===========
   Capital investment.................................................   $    10,304     $    1,016     $      312     $    11,632
                                                                          ===========     ==========     ==========     ===========
   Total assets.......................................................   $   195,283     $   70,559     $   25,417     $   291,259
                                                                          ===========     ==========     ==========     ===========

        (1)Includes the Industrial Property, Crosstown Business Center.

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

    (Dollars in thousands)                                               Shopping        Office         Corporate     Consolidated
                                                                         Centers       Properties      and Other(1)      Totals
                                                                       ============    ===========     ============   ============
---------------------------------------------------------------------
                    Nine months ended September 30, 2000
---------------------------------------------------------------------
    Real estate rental operations:
        Revenues.....................................................  $    42,085     $   15,756      $      278     $    58,119
        Expenses.....................................................       (7,638)        (3,581)            (27)        (11,246)
                                                                        -----------     ----------      ----------     -----------
    Income from real estate..........................................       34,447         12,175             251          46,873
        Interest expense & amortization of debt costs................           --             --         (18,025)        (18,025)
        General and administrative...................................           --             --          (2,826)         (2,826)
                                                                        -----------     ----------      ----------     -----------
    Subtotal.........................................................       34,447         12,175         (20,600)         26,022
        Depreciation and amortization................................       (6,636)        (2,742)            (69)         (9,447)
        Gain on property sale........................................           --             --              --              --
        Minority interests...........................................           --             --          (6,051)         (6,051)
                                                                        -----------     ----------      ----------     -----------
    Net income.......................................................  $    27,811     $    9,433      $  (26,720)    $    10,524
                                                                        ===========     ==========      ==========     ===========
    Capital investment...............................................  $    12,551     $   18,019      $    1,279     $    31,849
                                                                        ===========     ==========      ==========     ===========
    Total assets.....................................................  $   193,502     $  103,828      $   28,351     $   325,681
                                                                        ===========     ==========      ==========     ===========

---------------------------------------------------------------------
                    Nine months ended September 30, 1999
---------------------------------------------------------------------
    Real estate rental operations:
        Revenues.....................................................  $    40,133     $   14,188      $       72     $    54,393
        Expenses.....................................................       (7,238)        (3,484)             (5)        (10,727)
                                                                        -----------     ----------      ----------     -----------
    Income from real estate..........................................       32,895         10,704              67          43,666
        Interest expense & amortization of debt costs................           --             --         (17,046)        (17,046)
        General and administrative...................................           --             --          (2,710)         (2,710)
                                                                        -----------     ----------      ----------     -----------
    Subtotal.........................................................       32,895         10,704         (19,689)         23,910
        Depreciation and amortization................................       (6,104)        (2,623)            (66)         (8,793)
        Gain on property sale........................................           --             --              --              --
        Minority interests...........................................           --             --          (5,906)         (5,906)
                                                                        -----------     ----------      ----------     -----------
    Net income.......................................................  $    26,791     $    8,081      $  (25,661)    $     9,211
                                                                        ===========     ==========      ==========     ===========
    Capital investment...............................................  $    22,301     $    2,764      $      498     $    25,563
                                                                        ===========     ==========      ==========     ===========
    Total assets.....................................................  $   195,283     $   70,559      $   25,417     $   291,259
                                                                        ===========     ==========      ==========     ===========

        (1)Includes the Industrial Property, Crosstown Business Center.

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

General
-------

     The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2000 and for the three and nine month periods ended September 30, 2000.

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

  Management believes that the Company's current capital resources, which include the Company's credit line of which $41,000,000 was available for borrowing as of September 30, 2000, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

  For the third quarter of 2000, the Company reported Funds From Operations ("FFO") of $9,023,000. This represents a 10.7% increase over the comparable 1999 period's FFO of $8,149,000. For the nine month period ended September 30, 2000, the Company reported FFO of $26,022,000, representing a 8.8% increase over the comparable 1999 period's FFO of $23,910,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
------------------------------
    (Dollars in thousands)

                                                        For the Three Months
                                                         Ended September 30,
                                                         -------------------
                                                           2000      1999
                                                           ----      ----
Net income before minority interests..................    $5,859    $5,145
   Add:
      Depreciation and amortization of real property..     3,164     3,004
                                                          ------    ------

Funds From Operations ................................    $9,023    $8,149
                                                          ======    ======

                                                         For the Nine Months
                                                         Ended September 30,
                                                         --------------------
                                                          2000        1999
                                                          ----        ----

Net income before minority interests..................   $16,575    $15,117
   Add:
      Depreciation and amortization of real property..     9,447      8,793
                                                         -------    -------

Funds From Operations ................................   $26,022    $23,910
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

  Cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2000 and 1999 are as follows:

Cash flow provided by (used in):
--------------------------------
     (Dollars in thousands)

                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------
                                                          2000            1999
                                                          ----            ----
  Operating activities...........................      $ 24,271        $ 24,034

  Investing activities...........................       (31,849)        (25,563)

  Financing activities...........................         8,857           1,438

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

  In 1999, the Company closed a $42,000,000 construction loan, which it anticipates will substantially fund the development costs associated with the 235,000 square foot Washington Square mixed-use office/retail complex, located in Old Town Alexandria, Virginia. The loan has an initial three-year term with an interest rate of LIBOR plus 1.90%, which will decline as leasing of the office and retail space proceeds. At September 30 and November 11, 2000, respectively, outstanding borrowings on this construction loan totaled $29,854,000 and $31,733,000.

  At November 11, 2000, outstanding borrowings on the Company's $70,000,000 unsecured credit line totaled $36,500,000, leaving $33,500,000 of credit availability. The facility requires monthly interest payments either at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or at the bank's reference rate, at the Company's option. The facility matures July 18, 2003, but may be extended an additional year, at the Company's option, upon the payment of an extension fee.

  At November 11, 2000, the Company had fixed interest rates on approximately 80.2% of its total debt outstanding. The fixed interest rate debt had a weighted remaining term of approximately 11.5 years.


Redevelopment, Renovations and Acquisitions
-------------------------------------------

  The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail and office development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its activities at Washington Square, Ashburn II, Ashburn III, French Market and Crosstown Business Center.

  In February 1999, the Company announced the development of Washington Square at Old Town, a new Class A mixed-use office / retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project will provide 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction is substantially completed. Work continues on the building tenants' fixturing and interior areas. The Company has delivered substantially all of the leased retail space to tenants, several of which have scheduled to open in November 2000. The Company has successfully negotiated and signed leases on 49% of the 235,000 square feet of tenant space. The 45,000 square feet of street level retail space is 83% leased and 40% of the office space is leased.

  During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 39,700 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,100 square feet of professional office suites. Pad sites are being leased to restaurant and other users for free-standing buildings. Base building construction and site work was completed in June 2000. Approximately 92% of the new space has been leased. The entire shopping center is currently 98% leased.

  During the third quarter of 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. The Company plans to immediately begin developing 4.0 acres of the land as Ashburn Village III, consisting of an 18,000 square foot in-line expansion to the retail area of the existing shopping center. Ashburn III will also include several free standing pad sites. Construction is scheduled to begin in November 2000 and is planned to be ready for occupancy in the spring of 2001. The remaining 3.1 acres provides the Company with the ability to develop up to 40,000 square feet of additional retail space.

  During 1998 and 1999, the Company executed a plan to redevelop its 213,000 square foot French Market center, advantageously located in the thriving northwest section of Oklahoma City, Oklahoma. The plan specified the retenanting of a 103,000 square foot anchor tenant space and conversion of an outdated mini-mall to an anchor tenant use. The former Venture store space was rebuilt and leased to Bed Bath and Beyond, Staples, Famous Footwear, BridesMart and Lakeshore Learning. The former enclosed mini-mall was leased to Burlington Coat Factory and converted into a two-level 90,000 square foot super store, increasing the center's size to 247,000 square feet. The facade of the center was updated to complement the addition of the new tenants. The Company has recently obtained control of 20,000 square feet of space formerly operated as a grocery store, which the Company expects to lease during the next six months. As a result, of the Company's efforts, approximately 86% of the center was leased as of September 30, 2000.

  The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an industrial/office facility named Crosstown Business Center continues.
Five tenants have leased 28% of the office park and several other leases are under negotiation.

  In October 2000, the Company purchased a newly constructed 30,000 square foot office/flex building adjacent to its Avenel Business Park in Gaithersburg, Maryland. The building is 100% leased to a single tenant. This acquisition increases the size of the Company's Avenel Business Park to 389,000 square feet. The initial cash yield on the $4,200,000 purchase price is 10%. The property was purchased from the Saul Organization, members of which are shareholders of the Company and limited partners in the Operating Partnership. Management believes that the acquisition of the property was on terms no less favorable than those that could have been obtained in a comparable transaction with an unaffiliated party.

Portfolio Leasing Status
------------------------

     At September 30, 2000, the portfolio consisted of 28 Shopping Centers, four Office Properties and one Industrial Property, all of which are located in seven states and the District of Columbia. The Office Properties consist of one office property and one office/retail property, both located in the District of Columbia, a research park located in a Maryland suburb of Washington, D.C. and an office/retail property under construction in Old Town Alexandria, Virginia. In addition, the Company plans to immediately begin developing Ashburn Village III, an 18,000 square foot expansion to the retail area of the existing Ashburn Village shopping centers.

  At September 30, 2000, 92.3% of the Company's 5.8 million square feet of operating leaseable space was leased to tenants (excluding the Washington Square project under development), as compared to 91.9% at September 30, 1999. The shopping center portfolio was 93.9% leased at September 30, 2000 and 94.6% leased at September 30, 1999. The Office Properties (excluding the Washington Square project under development) were 98.9% leased at September 30, 2000 compared to 96.3% as of September 30, 1999. The Industrial Property was 28% leased at September 30, 2000 compared to 9.0% as of September 30, 1999. The overall improvements in the current period's leasing percentages compared to the prior year's period resulted primarily from improved office leasing at Avenel Business Park and the progress in leasing the Crosstown Business Center.


Results of Operations
---------------------

  The following discussion compares the results of the Company for the three month and nine month periods ended September 30, 2000 and 1999, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended September 30, 2000 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1999
--------

  Revenues for the three month period ended September 30, 2000 (the "2000 Quarter"), totaled $19,724,000 compared to $18,409,000 for the comparable quarter in 1999 (the "1999 Quarter"), an increase of $1,315,000 (7.1%).

  Base rent income was $15,934,000 for the 2000 Quarter, compared to $14,952,000 for the 1999 Quarter, representing an increase of $982,000 (6.6%). The increase in base rent resulted primarily from new leases in effect at recently developed and redeveloped shopping centers (Ashburn Village II, French Market, Shops at Fairfax, Thruway), a four percent average occupancy increase at Avenel Business Park and a 60,000 square foot tenant paying higher rent while holding over beyond its scheduled lease expiration at 601 Pennsylvania Avenue.

  Expense recoveries were $2,786,000 for the 2000 Quarter compared to $2,529,000 for the comparable 1999 Quarter, representing an increase of $257,000 (10.2%). The increase resulted from improved occupancy rates which allowed a greater percentage of operating expenses to be recovered from tenants.

  Percentage rent was $588,000 in the 2000 Quarter, compared to $478,000 in the 1999 Quarter, an increase of $110,000 (23.0%), resulting from increased sales reported by tenants in Thruway and White Oak shopping centers.

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with the early termination of leases, was $416,000 in the 2000 Quarter, compared to $450,000 in the 1999 Quarter, representing a decrease of $34,000 (7.6%). The decrease in other income resulted primarily from the collection of two shopping center lease termination fees in the 1999 Quarter.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, decreased $134,000 (6.5%) to $1,940,000 in the 2000 Quarter from $2,074,000 in the 1999
Quarter. The decrease resulted primarily from reduced maintenance and utility expenses attributable to the redevelopment of French Market, where the interior mall area was replaced by Burlington Coat Factory's new super store.

  The provision for credit losses increased $15,000 (26.3%) to $72,000 in the 2000 Quarter from $57,000 in the 1999 Quarter. The increase resulted primarily from additions to credit loss reserves for two retail tenants in bankruptcy and rent in dispute with an office tenant.

  Real estate taxes increased $115,000 (7.8%) to $1,591,000 in the 2000 Quarter from $1,476,000 in the 1999 Quarter, resulting from increased real estate valuations assessed at several of the Company's recently redeveloped Northern Virginia shopping centers.

  Interest expense increased $401,000 (7.1%) to $6,037,000 for the 2000 Quarter
from $5,636,000 reported for the 1999 Quarter.   The increase resulted from
increased average borrowing balances on the credit line used to fund redevelopments placed in service during 1999, and to a lesser extent, interest rates on the Company's floating rate credit line averaging approximately 150 basis points higher in the 2000 Quarter compared to the 1999 Quarter.

     Amortization of deferred debt expense increased $19,000 (18.3%) to $123,000 for the 2000 Quarter compared to $104,000 for the 1999 Quarter. The increase resulted from the amortization of additional loan costs related to a new mortgage financing in May 2000 and the refinancing of the Company's line of credit.

     Depreciation and amortization expense increased $160,000 (5.3%) to $3,164,000 in the 2000 Quarter, from $3,004,000 in the 1999 Quarter, reflecting increased depreciation expense on redevelopments placed in service during 2000 and the last quarter of 1999.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $938,000 for the 2000 Quarter, an increase of $25,000 (2.7%) over the 1999 Quarter.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1999
------------------

  Revenues for the nine month period ended September 30, 2000 (the "2000 Period"), totaled $58,119,000 compared to $54,393,000 for the comparable period in 1999 (the "1999 Period"), an increase of $3,726,000 (6.9%).

  Base rent income was $47,315,000 for the 2000 Period, compared to $43,752,000 for the 1999 Period, representing an increase of $3,563,000 (8.1%). The increase in base rent resulted primarily from new leases at recently developed and redeveloped shopping centers (Ashburn Village II, French Market, Shops at Fairfax and Thruway), a four percent average occupancy increase at Avenel Business Park and a 60,000 square foot tenant paying higher rent while holding over beyond its scheduled lease expiration at 601 Pennsylvania Avenue.

  Expense recoveries were $8,153,000 for the 2000 Period compared to $7,410,000 for the comparable 1999 Period, representing an increase of $743,000 (10.0%). This increase resulted primarily from substantial snow removal expenses during the 2000 Period which were recovered from many of the Company's shopping center tenants and to a lesser extent, improved occupancy rates which allowed a greater percentage of operating expenses to be recovered from tenants.

  Percentage rent was $1,437,000 in the 2000 Period, compared to $1,508,000 in the 1999 Period, a decrease of $71,000 (4.7%).

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $1,214,000 in the 2000 Period, compared to $1,723,000 in the 1999 Period, representing a decrease of $509,000 (29.5%). The decrease in other income resulted primarily from the collection of six shopping center lease termination fees in the 1999 Period and only two in the 2000 Period.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $247,000 (4.2%) to $6,156,000 in the 2000 Period from $5,909,000 in the 1999
Period. The increase was primarily caused by higher snow removal expenses resulting from two severe snowstorms impacting the Mid-Atlantic region during January and February 2000, offset in part by reduced maintenance and utility expenses attributable to the redevelopment of French Market, where the interior mall area was replaced by Burlington Coat Factory's new super store.

  The provision for credit losses increased $123,000 (67.6%) to $305,000 in the 2000 Period from $182,000 in the 1999 Period. The increase resulted primarily from additions to credit loss reserves for two retail tenants in bankruptcy and rent in dispute with an office tenant.

  Real estate taxes increased $149,000 (3.2%) to $4,785,000 in the 2000 Period from $4,636,000 in the 1999 Period.

  Interest expense increased $961,000 (5.7%) to $17,695,000 in the 2000 Period
from $16,734,000 reported in the 1999 Period.   The increase resulted from
higher average borrowing balances on the Company's credit line used to fund redevelopments placed in service during

1999 and, to a lesser extent, interest rates on the Company's floating rate credit line averaging approximately 120 basis points higher in the 2000 Period compared to the 1999 Period.

     Amortization of deferred debt expense increased $18,000 (5.8%) to $330,000 in the 2000 Period compared to $312,000 in the 1999 Period. The increase resulted from the amortization of additional loan costs related to a new mortgage financing in May 2000 and the refinancing of the Company's line of credit.

     Depreciation and amortization expense increased $654,000 (7.4%) from $9,447,000 in the 1999 Period to $8,793,000 in the 2000 Period, reflecting depreciation expense on redevelopments placed in service during 2000 and the second half of 1999.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $2,826,000 in the 2000 Period, an increase of $116,000 (4.3%) over the 1999 Period.


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

     The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of September 30, 2000, the Company had variable rate indebtedness totaling $58,854,000. Interest rate fluctuations will affect the Company's interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at September 30, 2000 had been one percent higher, annual interest expense relating to these debt instruments would have increased by $589,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of September 30, 2000, the Company had fixed rate indebtedness totaling $277,141,000. If interest rates on the Company's fixed rate debt instruments at September 30, 2000 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $30,071,000.

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

          (q) Revolving Credit Agreement dated as of October 1, 1997 by and between Saul Holdings Limited Partnership and Saul Subsidiary II Limited Partnership as Borrower and U.S. Bank National Association as agent filed as Exhibit 10.(q) of the 1997 Annual Report of the Company on Form 10-K, as amended by the First Amendment to Revolving Credit Agreement dated as of July 18, 2000 is filed herewith.

          (r) Promissory Note dated as of November 30, 1999 by and between Saul Holdings Limited Partnership as Borrower and Wells Fargo Bank National Association as Lender, filed as Exhibit 10.(r) of the 1999 Annual Report of the Company on Form 10-K is hereby incorporated by reference.



27.  Financial Data Schedule

99.  Schedule of Portfolio Properties


          Reports on Form 8-K
          -------------------

            None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SAUL CENTERS, INC.
                                (Registrant)



 Date:  November 14, 2000       /s/ Philip D. Caraci
                                --------------------
                                Philip D. Caraci, President


 Date:  November 14, 2000       /s/ Scott V. Schneider
                                ----------------------
                                Scott V. Schneider
                                Senior Vice President, Chief Financial Officer