Form 10-K405
period 2000-12-31
SAUL CENTERS INC
filed 2001-03-30
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

     (Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 ------
          EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

 ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ________________

                         Commission File number 1-12254

                               SAUL CENTERS, INC.
                               ------------------
            (Exact name of registrant as specified in its charter)


          Maryland                                        52-1833074
---------------------------------------     -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

 8401 Connecticut Avenue Chevy Chase, Maryland             20815
---------------------------------------                 --------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
---------------------------------     -----------------------------------------
 Common Stock, Par Value                 New York Stock Exchange_____
 $0.01 Per Share

Securities registered pursuant to Section 12(g) of the Act:

  N/A


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No ____
    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             -----

     The number of shares of Common Stock, $0.01 par value, outstanding as of February 23, 2001 was 13,997,301.

                               TABLE OF CONTENTS
                               -----------------

                                         PART I                                                          Page Numbers
                                                                                                         ------------
Item 1.        Business                                                                                         3

Item 2.        Properties                                                                                       8

Item 3.        Legal Proceedings                                                                               12

Item 4.        Submission of Matters to a Vote of Security Holders                                             12

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                            12

Item 6.        Selected Financial Data                                                                          13

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations            15

Item 7a.       Quantitative and Qualitative Disclosures About Market Risk                                       22

Item 8.        Financial Statements and Supplementary Data                                                      22

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             22

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant                                               23

Item 11.       Executive Compensation                                                                           23

Item 12.       Security Ownership of Certain Beneficial Owners and Management                                   23

Item 13.       Certain Relationships and Related Transactions                                                   23

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  24


                         FINANCIAL STATEMENT SCHEDULE

Schedule III.  Real Estate and Accumulated Depreciation                                                       F-18

                                    PART I

Item 1.  Business

General
-------

     Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. Saul Centers operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Saul Centers generally will not be subject to federal income tax, provided it annually distributes at least 95% (90% for tax years beginning on or after January 1, 2001) of its REIT taxable income to its stockholders and meets certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the "Company". B. Francis Saul II serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

     The Company's principal business activity is the ownership, management and development of income-producing properties. The Company's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate.

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, on the 2-acre site of the former North Washington shopping center property, and Ashburn Village III & IV, an in-line retail and retail pad expansion to the Company's Ashburn Village I & II shopping center. The Company is also redeveloping an under-performing shopping center to an office/business park. As of December 31, 2000, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn Village III & IV (the "Shopping Centers"), 4 predominantly office operating properties and Washington Square at Old Town (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

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

     The Shopping Centers contain numerous undeveloped parcels within the centers which are suitable for development as free-standing retail facilities, such as restaurants, banks or auto centers. Management will continue to seek desirable tenants for facilities to be developed on these sites and to develop and lease these sites in a manner that complements the Shopping Centers in which they are located.

     The Company will also seek growth opportunities in its Washington, D.C. metropolitan area office portfolio, primarily through development and redevelopment. Management also intends to negotiate lease renewals or to re-lease available space in the Office Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.

     It is management's intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 2000 and 1999, the Company was involved in predevelopment and/or development of 10 of its properties. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

Capital Strategies
------------------

     As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties' aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to total asset value as of December 31, 2000 remains less than 50%.

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

Employees
---------

     As of February 23, 2001, the Company employed approximately 50 persons, including six full-time leasing officers. None of the Company's employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments
-------------------

Property Acquisitions, Developments and Redevelopments.

     A significant contributor to the Company's sustained historical internal growth in shopping centers has been its continuing program of renovation, redevelopment and expansion activities. These development activities reposition the Company's centers to be competitive in the current retailing environment. The redevelopments typically include and update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution.

     During 1998 and 1999, the Company executed a plan to redevelop its 213,000 square foot French Market shopping center, advantageously located in the thriving northwest section of Oklahoma City, Oklahoma. The plan specified the retenanting of a 103,000 square foot anchor tenant space and conversion of an outdated mini-mall to an anchor tenant use. The former Venture store space was re-demised and leased to Bed Bath and Beyond, Staples, Famous Footwear, BridesMart and Lakeshore Learning. The former enclosed mini-mall was leased to Burlington Coat Factory and during 2000, converted into a two-level 90,000 square foot super store, increasing the center's size to 247,000 square feet. The facade of the center was updated to complement the addition of the new tenants. The Company has recently obtained control of 20,000 square feet of space formerly operated as a grocery store. The Company has begun an exterior and interior renovation and this space is currently 54% pre-leased. As a result, of the Company's efforts, approximately 92% of the center is leased as of February 2001.

     The Company completed a significant redevelopment during 1999 with the opening of a 53,000 square foot SuperFresh grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A small enclosed mall comprising a portion of the shopping center was demolished and replaced by the new SuperFresh
building and an additional 7,500 square feet of small shop space.   SuperFresh
opened for business in late September 1999 and the small shop space is 100%
leased and occupied.   The Company also completed a facade renovation of the
adjacent 56,000 square foot Boulevard shopping center, similar in appearance with that of the Shops at Fairfax.

     In late 1999, the Company completed redevelopment of the Beacon Center, located along U.S. Route 1 in Alexandria, Virginia. Beacon Center's central enclosed mall area was demolished and construction of a 148,000 square foot Lowe's home improvement and garden center store was completed and opened during November 1999. In addition to the new Lowe's, 8,000 square feet of new small shop space was also constructed and is 100% leased and occupied.

     During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. Pad sites are being leased to restaurant and other users for free-standing buildings. Base building construction and site work was completed in June 2000. Approximately 92% of the new space has been leased. The entire shopping center is currently 98% leased.

     During the third quarter of 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. The Company has begun developing 4.0 acres of the land as Ashburn Village III, consisting of an 18,000 square foot in-line expansion to the retail area of the existing shopping center. Ashburn III will also include several free standing pad sites. Construction is scheduled to be completed for occupancy in the spring of 2001. The remaining 3.1 acres provide the Company with the ability to develop up to 40,000 square feet of additional commercial space.

     Office development and acquisition activities were an integral part of the Company's focus during 2000, and substantial efforts in this area will continue throughout 2001. In February 1999, the Company announced the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project will provide 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction is substantially completed. Work continues on the building tenants' fixturing and interior areas. The Company has successfully negotiated and signed leases on 49% of the 235,000 square feet of tenant space. The 45,000 square feet of street level retail space is 83% leased and 40% of the office space is leased. The Company has delivered all of the leased office and retail space to tenants, substantially all of which were operating by first quarter 2001.

     The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continues. Eight tenants have leased 48% of the office park and several other leases are under negotiation.

     In October 2000, the Company purchased a newly constructed 30,000 square foot office/flex building adjacent to its Avenel Business Park in Gaithersburg, Maryland. The building is 100% leased to a single tenant. This acquisition increases the size of the Company's Avenel Business Park to 389,000 square feet, all of which was leased as of February 2001.



Item 2.  Properties

Overview
--------

     The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 6,100,000 square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 28 neighborhood and community Shopping Centers, and 5 predominantly Office Properties totaling approximately 4,900,000 and 1,200,000 square feet of GLA, respectively. Only the United States Government (12.3%), a tenant of 6 properties and Giant Food (6.5%), a tenant of 8 Shopping Centers, individually accounted for more than 2.2% of the Company's total revenues for the year ending December 31, 2000. With the exception of 5 Shopping Center properties and a portion of one Office Property purchased or developed during the past five years, the Company's Current Portfolio Properties consist of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See "Item 1. Business--Operating Strategies" and "Business--Capital Strategies."


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

     The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. Based upon census data, the average estimated population within a three- and five-mile radius of the Shopping Centers is approximately 105,000 and 259,000, respectively. The average household income within a three and five mile radius of the Shopping Centers is $66,000 and $67,000, respectively, compared to a national average of $58,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that any significant numbers of competing centers will be developed in the future.

     The Shopping Centers range in size from 5,000 to 561,000 square feet of GLA, with seven in excess of 300,000 square feet, and a weighted average of approximately 182,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Seventeen of the 28 Shopping Centers are anchored by a grocery store. As of February 2001, no single Shopping Center accounted for more than 11.5% of the total Shopping Center GLA.

The Office Properties
---------------------

     Four of the five Office Properties are located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 975,000 square feet, comprised of 889,000 and 86,000 square feet of office and retail space, respectively. The fifth Office Property is located in Tulsa, Oklahoma and contains GLA of 197,000 square feet. The Office Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. As a consequence, management believes that the Washington D.C. area Office Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.

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

     Washington Square at Old Town is a new 235,000 square foot Class A mixed-use office/retail complex being developed on a two-acre site along Alexandria's main street, North Washington Street, in historic Old Town Alexandria. Washington Square features two twin four-story buildings with brick and cast stone exterior facades and glass curtain walls overlooking a spacious, attractively landscaped brick-courtyard. Tenants are attracted by the property's three-story atrium lobbies, fitness center, concierge service, 600 space parking structure and computerized energy management system. The Company is marketing the 190,000 square feet of office space to corporate users, professionals and trade associations. A total of 77,000 square feet of this office space is currently leased and occupied. The 45,000 square feet of street-level retail space is 83% leased to tenants serving the property's office tenants and residents of the surrounding community.

     Avenel Business Park (Phases I-III) is a research park located in a
Maryland suburb of Washington, D.C.   On April 1, 1998, the Company purchased
Avenel IV, a newly constructed and 100% leased office/flex building located adjacent to Avenel Phases I-III. Two additional buildings (Avenel V) were completed in January 1999. Phase VI was purchased October 2000. The combined business park consists of twelve one-story buildings built in five phases which were completed in 1981, 1985, 1989, 1998, 1999 and 2000. Management believes that, due to its desirable location, the high quality of the property and the relative scarcity of research and development space in its immediate area, Avenel should continue to attract and retain desirable tenants in the future.

     Crosstown Business Center is a 197,135 square foot flex office/warehouse complex located in Tulsa, Oklahoma. The Company is capitalizing on the property's close proximity to Tulsa's international airport and complimentary facilities by converting the former strip shopping center into a use more suitable to the property's location and physical layout.

     The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

          Saul Centers, Inc.
Schedule of Current Portfolio Properties
          December 31, 2000

                                                                            Leasable           Year
                                                                              Area          Developed                 Land
                                                                            (Square        or Acquired                Area
             Property                         Location                       Feet)         (Renovated)               (Acres)
    ========================         ==========================          ============    ===============          =============
Shopping Centers
----------------

   Ashburn Village I & II                   Ashburn, VA                      148,381         1994, 2000                19.3

   Ashburn Village III & IV   /(a)/         Ashburn, VA                       18,000           2000/01                  7.1

   Beacon Center                            Alexandria, VA                   355,659       1972 (1993/99)              32.3

   Belvedere                                Baltimore, MD                     54,941            1972                    4.8

   Boulevard                                Fairfax, VA                       56,350         1994 (1999)                5.0

   Clarendon                                Arlington, VA                      6,940            1973                    0.5

   Clarendon Station                        Arlington, VA                      4,868            1996                    0.1

   Flagship Center                          Rockville, MD                     21,500         1972, 1989                 0.5

   French Market                            Oklahoma City, OK                247,393       1974 (1984/98)              13.8

   Germantown                               Germantown, MD                    26,241            1992                    2.7

   Giant                                    Baltimore, MD                     70,040         1972 (1990)                5.0

   The Glen                                 Lake Ridge, VA                   112,639            1994                   14.7

   Great Eastern                            District Heights, MD             254,398         1972 (1995)               23.9

   Hampshire Langley                        Langley Park, MD                 131,700         1972 (1979)                9.9

   Leesburg Pike                            Baileys Crossroads, VA            97,880       1966 (1982/95)               9.4

   Lexington Mall                           Lexington, KY                    315,707            1974                   30.0

   Lumberton                                Lumberton, NJ                    189,398       1975 (1992/96)              23.3

   Olney                                    Olney, MD                         53,765         1975 (1990)                3.7

   Ravenwood                                Baltimore, MD                     87,750            1972                    8.0

   Seven Corners                            Falls Church, VA                 560,998        1973 (1994-7)              31.6

   Shops at Fairfax                         Fairfax, VA                       68,743       1975 (1993/99)               6.7

   Southdale                                Glen Burnie, MD                  484,115         1972 (1986)               39.6

                                 Percentage Leased
          Property           Dec-2000          Dec-1999            Anchor / Significant Tenants
     =================      =========        =========== ==================================================================
Shopping Centers
----------------

   Ashburn Village I & II        98%            100%     Giant Food, Blockbuster

   Ashburn Village III & IV      65%            n/a

   Beacon Center                 96%            100%     Lowe's, Giant Food, Office Depot, Outback Steakhouse, Marshalls,
                                                         Hollywood Video, Hancock Fabrics

   Belvedere                    100%             89%     Food King, McCrory


   Boulevard                    100%            100%     Danker Furniture, Petco, Party City

   Clarendon                    100%            100%

   Clarendon Station            100%            100%

   Flagship Center              100%            100%

   French Market                 87%             94%     Burlington Coat Factory, Bed Bath & Beyond, Famous Footwear,
                                                         Lakeshore Learning Center, BridesMart, Staples
   Germantown                    97%             97%

   Giant                        100%            100%     Giant Food

   The Glen                     100%             97%     Safeway Marketplace, CVS Pharmacy

   Great Eastern                100%             98%     Giant Food, Pep Boys, Big Lots, Run N' Shoot

   Hampshire Langley            100%            100%     Safeway, McCrory, Blockbuster

   Leesburg Pike                100%            100%     Zany Brainy, CVS Pharmacy, Kinko's, Hollywood Video

   Lexington Mall                78%             82%     Dillard's,  Rite Aid

   Lumberton                     85%             85%     SuperFresh, Rite Aid, Blockbuster, Ace Hardware

   Olney                         95%             99%     Rite Aid

   Ravenwood                     98%            100%     Giant Food, Hollywood Video

   Seven Corners                 99%            100%     Home Depot, Shoppers Club, Best Buy, Michaels, Barnes & Noble, Ross Dress
                                                         For Less, G Street Fabrics, Champs

   Shops at Fairfax             100%            100%     SuperFresh, Blockbuster

   Southdale                     99%            100%     Giant Food, Circuit City, Kids R Us, Michaels, Marshalls, PetSmart, Value
                                                         City Furniture

          Saul Centers, Inc.
Schedule of Current Portfolio Properties
          December 31, 2000

                                                                            Leasable                Year
                                                                              Area                Developed              Land
                                                                             (Square             or Acquired             Area
        Property                                    Location                  Feet)              (Renovated)            (Acres)
     =============                          ========================     ================     ==================      ===========
Shopping Centers  (continued)
-----------------------------

   Southside Plaza                          Richmond, VA                        343,355             1972                   32.8

   South Dekalb Plaza                       Atlanta, GA                         185,335             1976                   14.6

   Thruway                                  Winston-Salem, NC                   345,454          1972 (1997)               30.5

   Village Center                           Centreville, VA                     143,109             1990                   17.2

   West Park                                Oklahoma City, OK                    76,610             1975                   11.2

   White Oak                                Silver Spring, MD                   480,156          1972 (1993)               28.5
                                                                            -----------                                  ------
                                          Total Shopping Centers              4,941,425                                   426.7
                                                                            -----------                                  ------

Office Properties
-----------------

   Avenel Business Park                     Gaithersburg, MD                    388,620           1981-2000                37.1

   Crosstown Business Center   /(b)/        Tulsa, OK                           197,135          1975 (2000)               22.4

   601 Pennsylvania Ave                     Washington, DC                      225,223          1973 (1986)                1.0

   Van Ness Square                          Washington, DC                      156,182          1973 (1990)                1.2

   Washington Square                        Alexandria, VA                      235,000          1975 (2000)                2.0
                                                                            -----------                                  ------
                                          Total Office Properties             1,202,160                                    61.7
                                                                            -----------                                  ------


                                                  Total Portfolio             6,143,585                                   488.4
                                                                            ===========                                  ======

                                    Percentage Leased
          Property              Dec-2000       Dec-1999                  Anchor / Significant Tenants
     =================         =========     =========== ==================================================================
Shopping Centers  (continued)
-----------------------------

   Southside Plaza                81%            92%     CVS Pharmacy, Community Pride Supermarket, Maxway

   South Dekalb Plaza            100%            82%     MacFrugals, Pep Boys, The Emory Clinic

   Thruway                        93%            96%     Bed, Bath & Beyond, Stein Mart, Harris Teeter, Fresh Market, Eckerd Drugs,
                                                         Houlihan's, Borders Books, Zany Brainy, Blockbuster

   Village Center                100%            98%     Giant Food, Tuesday Morning

   West Park                      58%            58%     Homeland Stores, Family Dollar

   White Oak                      99%           100%     Giant Food, Sears, Rite Aid, Blockbuster
                              ------          -----
                                94.1%/(c)/     95.2%
                              ------          -----
Office Properties
-----------------

   Avenel Business Park          100%            94%     Quanta Systems, General Services Administration, GeneLogic, VIRxSYS,
                                                         Ventana Medical, Paragea Communications, Boston Biomedica, Broadsoft

   Crosstown Business Center      41%            15%     Compass Group, Roxtec, Par Electric

   601 Pennsylvania Ave          100%           100%     General Services Administration, Alltel, American Arbitration, Capital
                                                         Grille

   Van Ness Square                93%            96%     INTELSAT, Team Video Intl, Office Depot, Pier 1

   Washington Square              49%           n/a      Vanderweil Engineering, World Wide Retail Exchange, American Management
                                                         Systems, Rite Aid, Trader Joe's, Blockbuster
                              ------          -----
                                86.8%/(c)/     79.3%
                              ------          -----

                                92.9%/(c)/     92.7%
                              ======          =====


                   /(a)/ Undeveloped land acquired August 2000. Construction has commenced for a 18,000 square foot in-line expansion to Ashburn Village. The expansion space is 65% pre-leased to tenants scheduled to occupy Phase III in spring 2001. Phase IV consists of approximately 3.1 acres of undeveloped land.

                   /(b)/ Currently operational, but under development to convert former shopping center to office park/warehouse use.

                   /(c)/ Washington Square and Ashburn Village III & IV,
                         currently under construction and not yet fully operational, are excluded from these averages.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information
------------------

         Saul Centers shares are listed on the New York Stock Exchange under the symbol "BFS". The composite high and low closing sale prices for the common stock shares as reported by the New York Stock Exchange for each quarter of 2000 and 1999 were as follows:

                               Period                           Share Price
                               ------                           -----------

                                                             High        Low
                                                             ----        ---
                  October 1, 2000 - December 31, 2000        $18.63    $15.31
                  July 1, 2000 - September 30, 2000          $16.50    $15.63
                  April 1, 2000 - June 30, 2000              $16.81    $15.38
                  January 1, 2000 - March 31, 2000           $16.31    $13.94

                  October 1, 1999 - December 31, 1999        $15.94    $14.00
                  July 1, 1999 - September 30, 1999          $17.19    $14.81
                  April 1, 1999 - June 30, 1999              $17.13    $14.75
                  January 1, 1999 - March 31, 1999           $15.56    $14.50

         On February 23, 2001, the closing price was $18.75.

Holders
-------

The approximate number of holders of record of the common stock was 500 as of February 23, 2001.

Dividends
---------

         The Company paid four quarterly distributions in the amount of $0.39 per share, during each of the years ended December 31, 2000 and 1999, totaling $1.56 per share for each of these years, or an annual yield of 8.2% based on the closing price of the common stock on the New York Stock Exchange as of February 23, 2001. The Company has determined that 90.11% of the total $1.56 per share paid in calendar year 2000 represents currently taxable dividend income to the stockholders, while the balance of 9.89% is considered return of capital.

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

         Under the Code, REIT's are subject to numerous organizational and operation requirements, including the requirement to distribute at least 95% (90% for tax years beginning on or after January 1, 2001) of REIT taxable income. The Company distributed amounts greater than the required amount in 2000 and 1999. Actual distributions by the Company were $29,186,000 in 2000 and $28,231,000 in 1999.

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

Saul Centers, Inc.
                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)

                                                                        Years Ended December 31,
                                                                 2000       1999        1998          1997           1996
                                                               --------  ----------  -----------   ----------    -----------
Operating Data:
--------------
  Total revenue.............................................   $  79,029 $   73,791   $  70,583    $   67,717    $    64,023
  Operating expenses........................................      56,915     53,124      53,393        50,722         49,761
                                                               --------- ----------   ---------    ----------    -----------

  Operating income..........................................      22,114     20,667      17,190        16,995         14,262
  Non-operating income (loss)
     Gain on sale of property...............................          --        553          --            --             --
     Change in accounting method............................          --         --        (771)           --             --
     Sale of interest rate protection agreements............          --         --          --        (4,392)          (972)
                                                               --------- ----------   ---------    ----------    -----------
  Net income before extraordinary item and minority
      interests.............................................      22,114     21,220      16,419        12,603         13,290
  Extraordinary item: Early extinguishment of debt..........          --         --         (50)       (3,197)          (587)
                                                               --------- ----------   ---------    ----------    -----------
  Net income before minority interests......................      22,114     21,220      16,369         9,406         12,703
  Minority interests........................................      (8,069)    (7,923)     (7,240)       (6,854)        (6,852)
                                                               --------- ----------   ---------    ----------    -----------
  Net income................................................   $  14,045 $   13,297   $   9,129    $    2,552    $     5,851
                                                               ========= ==========   =========    ==========    ===========

Per Share Data:
--------------
  Net income before extraordinary item and minority interests  $    1.18 $     1.17   $    0.95    $     0.76    $      0.81
                                                               ========= ==========   =========    ==========    ===========
  Net income................................................   $    1.03 $     1.01   $    0.72    $     0.21    $      0.49
                                                               ========= ==========   =========    ==========    ===========

  Weighted average shares outstanding:
     Fully converted........................................      18,796     18,148      17,233        16,690         16,424
                                                               ========= ==========   =========    ==========    ===========
     Common stock...........................................      13,623     13,100      12,644        12,297         12,031
                                                               ========= ==========   =========    ==========    ===========

Dividends Paid:
--------------
     Cash dividends to common
       stockholders  (1)....................................   $  21,117 $   20,308   $  19,731    $   19,063    $    18,669
                                                               ========= ==========   =========    ==========    ===========
     Cash dividends per share...............................   $    1.56 $     1.56   $    1.56    $     1.56    $      1.56
                                                               ========= ==========   =========    ==========    ===========
Balance Sheet Data:
------------------
  Income-producing properties
      (net of accumulated depreciation).....................   $ 267,681 $  256,110   $ 246,151    $  242,653    $   234,699
  Total assets..............................................     334,450    299,665     271,034       260,942        263,495
  Total debt, including accrued interest....................     344,686    311,114     291,576       286,072        273,731
  Total stockholder's equity (deficit)......................     (31,155)   (31,859)    (37,284)      (38,054)       (26,361)

Other Data
----------
  Funds from operations (2)
     Net income before minority interests...................  $   22,114 $   21,220   $  16,369    $    9,406    $    12,703
     Depreciation and amortization of real property.........      13,534     12,163      12,578        10,642         10,860
     Gain on sale of property...............................          --       (553)         --            --             --
     Change in accounting method............................          --         --         771            --             --
     Debt restructuring losses:
       Sale of interest rate protection agreements..........          --         --          --         4,392            972
     Extraordinary item: early extinguishment of debt.......          --         --          50         3,197            587
                                                              ---------- ----------   ---------    ----------    -----------
  Funds from operations.....................................  $   35,648 $   32,830   $  29,768    $   27,637    $    25,122
                                                              ========== ==========   =========    ==========    ===========
  Cash flow provided by (used in):
     Operating activities...................................  $   33,310 $   31,645   $  29,686    $   28,936    $    29,677
     Investing activities...................................  $  (43,426)$  (36,920)  $ (14,776)   $  (16,094)   $    (8,035)
     Financing activities...................................  $   10,931 $    3,837   $ (13,203)   $  (12,192)   $   (22,278)

________________________________________________________________________________

(1) By operation of the Company's dividend reinvestment plan, $7,984, $7,162 and $6,634, was reinvested in newly issued common stock during 2000, 1999 and 1998, respectively.

(2) Funds From Operations (FFO), presented on a fully converted basis is defined as net income before gains or losses from property sales, extraordinary items and before real estate depreciation and amortization. Prior to 1/1/2000, the FFO definition required the elimination of debt restructuring gains and losses. FFO may not be comparable to similarly titled measures employed by other REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund cash needs.

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

General
-------

         The following discussion is based on the consolidated financial statements of the Company as of December 31, 2000 and for the year ended December 31, 2000. Prior year data is based on the Company's consolidated financial statements as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998.

Liquidity and Capital Resources
-------------------------------

         The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt service and loan repayments, expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 95% (90% for tax years beginning on or after January 1, 2001) of its "real estate investment trust taxable income," as defined in the Code. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings.

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

          Management believes that the Company's current capital resources, including approximately $35,500,000 of the Company's credit line, which was available for borrowing as of December 31, 2000, will be sufficient to meet its liquidity needs for the foreseeable future.

Capital Strategy and Financing Activity
---------------------------------------

          The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value. Over 77% of the Company's debt balances as of December 31, 2000 have a maturities beyond the year 2010. The Company's interest expense coverage ratio increased to 2.51 during the past year, from 2.48 in 1999.

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

          In May 2000 the Company closed on a $14,300,000 fixed rate mortgage loan secured by the recently renovated Shops At Fairfax and Boulevard shopping centers. The loan term is 15 years, maturing in May 2015, and requires monthly principal and interest payments based on a 22-year amortization schedule and a rate of 8.33%.

          In July 2000, the Company closed on a three year renewal and amendment of its unsecured revolving credit facility, which increased the borrowing availability from $60,000,000 under the former line, to $70,000,000. The new line requires monthly interest payments either at the London Interbank Offer Rate (LIBOR) plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or at the bank's reference rate, at the Company's option. The credit line matures July 18, 2003 or may be extended one additional year, at the Company's option, by paying a 1/4% extension fee.

          As of February 23, 2001, outstanding borrowings on the Company's $70,000,000 unsecured credit line totaled $40,250,000, leaving $29,750,000 of credit availability. The Company has fixed interest rates on approximately 78.6% of its total debt outstanding, which now has a weighted remaining term of 11.2 years.

Financial Information
---------------------

         In 2000, the Company reported Funds From Operations (FFO) of $35,648,000 on a fully converted basis. This represents a 8.6% increase over 1999 FFO of $32,830,000. The following table represents a reconciliation from net income before minority interests to FFO:

                                                                                     For the Years Ended December 31,
(Dollars in thousands)                                                           2000             1999           1998
---------------------                                                            ----             ----           ----
Net income before minority interests                                          $22,114          $21,220        $16,369
Subtract:
   Gain on sale of property                                                         -              553              -
Add:
   Depreciation and amortization of real property                              13,534           12,163         12,578
   Extraordinary Item:
          Write-off of unamortized loan costs                                       -                -             50
                                                                              -------          -------        -------
                                                                               35,648           32,830         28,997
 Add: Retroactive impact of change in accounting method/1/                          -                -            771
                                                                              -------          -------        -------

Funds From Operations/2/                                                      $35,648          $32,830        $29,768
                                                                              =======          =======        =======

         Cash flow from operating activities, investing activities and financing activities are as follows:


Cash flows provided by (used in):
-------------------------------
(Dollars in thousands)                       For the Years Ended December 31,
                                         2000             1999           1998
                                         ----             ----           ----

Operating activities                  $33,310          $31,645        $29,686

Investing activities                  -43,426          -36,920        -14,776

Financing activities                   10,931            3,837        -13,203

___________________

/1/ Retroactive to January 1, 1998, the Company began recognition of percentage rental income in accordance with a new accounting pronouncement.

/2/ FFO, as defined by the National Association of Real Estate Investment Trusts, presented on a fully converted basis and the most widely accepted measure of operating performance for real estate investment trusts, is defined as net income before gains or losses from property sales, extraordinary items, and before real estate depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal of functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from opertaing activities, financing activities and investing activities, it provides with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

Redevelopments, Renovations and Acquisitions
--------------------------------------------

         The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail and office development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its activities in 2000 at Washington Square, Ashburn Village, French Market, Avenel Business Park and Crosstown Business Center. The Company also completed development activity during 1999 at Beacon Center, Shops at Fairfax and Avenel Business Park.

         During the year 2000 the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project will provide 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction is substantially completed. Work continues on the building tenants' fixturing and interior areas. The Company has delivered substantially all of the leased retail space to tenants, several of which were operating by year-end 2000. The Company has successfully negotiated and signed leases on 49% of the 235,000 square feet of tenant space. The 45,000 square feet of street level retail space is 83% leased and 40% of the office space is leased.

         During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. Pad sites are being leased to restaurant and other users for free-standing buildings. Base building construction and site work was completed in June 2000. Approximately 92% of the new space has been leased. The entire shopping center is currently 98% leased. During the third quarter of 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. The Company has begun developing 4.0 acres of the land as Ashburn Village III, consisting of an 18,000 square foot in-line expansion to the retail area of the existing shopping center. Ashburn III will also include several free standing pad sites. Construction is scheduled to be completed for occupancy in the spring of 2001. The remaining 3.1 acres provide the Company with the ability to develop up to 40,000 square feet of additional commercial space.

         During 1998 and 1999, the Company executed a plan to redevelop its 213,000 square foot French Market shopping center, advantageously located in the thriving northwest section of Oklahoma City, Oklahoma. The plan specified the retenanting of a 103,000 square foot anchor tenant space and conversion of an outdated mini-mall to an anchor tenant use. The former Venture store space was re-demised and leased to Bed Bath and Beyond, Staples, Famous Footwear, BridesMart and Lakeshore Learning. The former enclosed mini-mall was leased to Burlington Coat Factory and during 2000, converted into a two-level 90,000 square foot super store, increasing the center's size to 247,000 square feet. The facade of the center was updated to complement the addition of the new tenants. The Company has recently obtained control of 20,000 square feet of space formerly operated as a grocery store. The Company has begun an exterior and interior renovation and this space is currently 54% pre-leased. As a result, of the Company's efforts, approximately 92% of the center is leased as of February 2001.

         In October 2000, the Company purchased a newly constructed 30,000 square foot office/flex building adjacent to its Avenel Business Park in Gaithersburg, Maryland. The building is 100% leased to a single tenant. This acquisition increases the size of the Company's Avenel Business Park to 389,000 square feet, all of which was leased as of February 2001.

         The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continues. Eight tenants have leased 48% of the facility and several other leases are under negotiation.

         The Company completed a significant redevelopment during 1999 with the opening of a 53,000 square foot SuperFresh grocery store at the Shops at Fairfax, located in Fairfax, Virginia. A small enclosed mall comprising a portion of the shopping center was demolished and replaced by the new SuperFresh building and an additional 7,500 square feet of small shop space. SuperFresh opened for business in late September 1999 and the small shop space is 100% leased and occupied. The Company also completed a facade renovation of the adjacent 56,000 square foot Boulevard shopping center, similar in appearance with that of the Shops at Fairfax.

          In late 1999, the Company completed redevelopment of the Beacon Center, located along U.S. Route 1 in Alexandria, Virginia. Beacon Center's central enclosed mall area was demolished and construction of a 148,000 square foot Lowe's home improvement and garden center store was completed and opened during November 1999. In addition to the new Lowe's, 8,000 square feet of new small shop space was also constructed and is 100% leased and occupied.

Portfolio Leasing Status
------------------------

         At December 31, 2000, the portfolio consisted of 28 Shopping Centers and five Office Properties, all of which are located in seven states and the District of Columbia.

         At December 31, 2000, 92.9% of the Company's 5,900,000 square feet of operating leasable space (excluding properties under development, Ashburn Village III & IV and Washington Square) was leased to tenants, as compared to 92.7% at December 31, 1999. The shopping center portfolio (excluding Ashburn Village III & IV) was 94.1% leased at December 31, 2000 compared to 95.2% at December 31, 1999. The Office Properties (excluding Washington Square) were 86.8% leased at December 31, 2000 compared to 79.3% as of December 31, 1999. The overall improvement in the year-end 2000 leasing percentage resulted primarily from the Company's successful leasing at Avenel Business Park and increased occupancy at Crosstown Business Center.

Results of Operations
---------------------

         The following discussion compares the results of the Company for the year ended December 31, 2000 with the year ended December 31, 1999, and compares the year ended December 31, 1999 with the year ended December 31, 1998. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto.

Years Ended December 31, 2000 and 1999
--------------------------------------

         Base rent increased to $63,837,000 in 2000 from $59,200,000 in 1999, representing a $4,637,000 (7.8%) increase. The increase in base rent resulted primarily from new leases in effect at recently redeveloped shopping centers (Shops At Fairfax/Boulevard, Thruway, French Market and Ashburn Village), a four percent average annual occupancy increase at Avenel Business Park, and a 60,000 square foot tenant paying higher rent while holding over beyond its scheduled lease expiration at 601 Pennsylvania Avenue. The increase in base rent was diminished in part by decreasing occupancy at Lexington Mall and the absence of rent from Park Road, sold in December 1999.

         Expense recoveries increased to $11,129,000 in 2000 from $10,176,000 in 1999, representing an increase of $953,000 (9.4%). Expense recovery income increased primarily as a result of substantial snow removal expenses during 2000 which were recovered from many of the Company's shopping center tenants and to a lesser extent, improved occupancy rates which allowed a greater percentage of operating expenses to be recovered from tenants.

         Percentage rent was $2,097,000 in 2000, compared to $2,222,000 in 1999, representing a decrease of $125,000 (5.6%). The decrease in percentage rent resulted primarily from the rollover of an anchor tenant lease into higher paying base rent in lieu of percentage rent at Giant shopping center.

         Other income, which consists primarily of parking income at two of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $1,966,000 in 2000, compared to $2,193,000 in 1999, representing a decrease of $227,000 (10.4%). The decrease in other income resulted from a $252,000 reduction in lease termination payments compared to the prior year.

         As a consequence of the foregoing, the 2000 total revenues of $79,029,000 represented an increase of $5,238,000 (7.1%) over 1999 total revenues of $73,791,000.

         Operating expenses, which consist mainly of repairs and maintenance, utilities, payroll and insurance expense, increased $551,000 (7.1%) to $8,271,000 in 2000 from $7,720,000 in 1999. The increase was primarily caused by higher snow removal expenses resulting from two severe snowstorms impacting the Mid-Atlantic region during January and February 2000, offset in part by cost savings achieved by reducing maintenance and utility expenses attributable to the elimination of the interior mall area, replaced by Burlington Coat Factory's new super store, as a result of the Company's redevelopment of French Market.

         The provision for credit losses was $467,000 in 2000 compared to $295,000 in 1999, representing an increase of $172,000 (58.3%). The comparative credit loss increase resulted from unusually low credit loss activity in 1999, additions to credit loss reserves for two retail tenants in bankruptcy and rent in dispute with an office tenant.

         Real estate taxes were $6,451,000 in 2000 compared to $6,207,000 in 1999, representing an increase of $244,000 (3.9%).

         Interest expense was $23,843,000 in 2000 compared to $22,568,000 in 1999, representing an increase of $1,275,000 (5.6%). The increase in interest expense resulted from increased borrowings related to newly developed and acquired properties placed in service during 2000 and 1999, and to a lesser extent, the higher costs of borrowing in 2000 resulting from higher interest rates compared to 1999.

          Amortization of deferred debt expense was $458,000 in 2000 compared to $416,000 in 1999, an increase of $42,000 (10.1%). The increase resulted from the Company's new $14,300,000 long term financing secured by the Shops at Fairfax and Boulevard shopping centers and the costs of renewing and amending the Company's revolving credit facility.

         Depreciation and amortization expense was $13,534,000 in 2000 compared to $12,163,000 in 1999, representing an increase of $1,371,000 (11.3%). The increase resulted from increased depreciation related to newly developed and acquired properties placed in service during 2000 and 1999.

         General and administrative expense, which consists primarily of administrative payroll and other overhead expenses, was $3,891,000 in 2000 compared to $3,755,000 in 1999, representing an increase of $136,000 (3.6%).

         In 1999 the Company reported a gain on sale of property of $553,000 resulting from the District of Columbia's purchase of the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. There were no property sales in 2000.

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

         The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of December 31, 2000, the Company had variable rate indebtedness totaling $67,824,000. Interest rate fluctuations will affect the Company's interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at December 31, 2000 had been one percent higher, annual interest expense relating to these debt instruments would have increased by $678,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of December 31, 2000, the Company had fixed rate indebtedness totaling $275,628,000. If interest rates on the Company's fixed rate debt instruments at December 30, 2000 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $28,651,000.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
----
F-1      (a)    Report of Independent Public Accountants
F-2      (b)    Consolidated Balance Sheets - December 31, 2000 and 1999
F-3      (c)    Consolidated Statements of Operations - Years ended December 31,
                2000, 1999 and 1998.
F-4      (d)    Consolidated Statements of Stockholders' Equity - Years ended
                December 31, 2000, 1999 and 1998.
F-5      (e)    Consolidated Statements of Cash Flows - Years ended December 31,
                2000, 1999 and 1998.
F-6      (f)    Notes to Consolidated Financial Statements

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

Item 10. Directors and Executive Officers of the Registrant

         The information this Item requires is incorporated by reference to the information under the captions "Election of Directors" and "Compensation of Directors" on pages 3 through 7 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 27, 2001.

Item 11. Executive Compensation

         The information this Item requires is incorporated by reference to the information under the captions "Executive Compensation," "Compensation Committee Report" and "Performance Graph" on pages 8 through 11 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 27, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information this Item requires is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 12 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 27, 2001.

Item 13. Certain Relationships and Related Transactions

         The information this Item requires is incorporated by reference to the information under the caption "Certain Relationships and Transactions" on page 13 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 27, 2001.

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

                  (a)      Report of Independent Public Accountants

                  (b)      Consolidated Balance Sheets - December 31, 2000 and
                           1999

                  (c) Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998

                  (d) Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

                  (e) Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

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

                  (b) Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3(b) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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

                  (j) Saul Centers, Inc. Dividend Reinvestment and Stock Purchase Plan as filed with the Securities and Exchange Commission as File No. 333-54232 is hereby incorporated by reference.

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

                  (q) Revolving Credit Agreement dated as of October 1, 1997 by and between Saul Holdings Limited Partnership and Saul Subsidiary II Limited Partnership, as Borrower and U.S. Bank National Association, as agent, is as filed as Exhibit 10.(q) of the 1997 Annual Report of the Company on Form 10-K, as amended by the First Amendment to Revolving Credit Agreement dated as of July 18, 2000, as filed as Exhibit 10.(q) of the September 30, 2000 Quarterly Report of the Company, is hereby incorporated by reference.

                  (r) Promissory Note, dated as of November 30, 1999 by and between Saul Holdings Limited Partnership as Borrower and Wells Fargo Bank National Association as Lender, filed as Exhibit 10.(r) of the 1999 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

         23. Consent of Independent Public Accountants is filed herewith.


              Reports on Form 8-K.
              --------------------

                  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SAUL CENTERS, INC.
                                 (Registrant)

Date: March 22, 2001                          /s/ B. Francis Saul II
            --                               -----------------------------------
                                             B. Francis Saul II Chairman of the
                                             Board of Directors & Chief
                                             Executive Officer
                                             (Principal Executive Officer)

Date: March 22, 2001                          /s/ B. Francis Saul III
            --                               -----------------------------------
                                             B. Francis Saul III, Vice Chairman
                                             and Director

Date: March 22, 2001                          /s/ Philip D. Caraci
            --                               -----------------------------------
                                             Philip D. Caraci, President and
                                             Director

Date: March 22, 2001                          /s/ Scott V. Schneider
            --                               -----------------------------------
                                             Scott V. Schneider, Senior Vice
                                             President, Treasurer and Secretary
                                             (Principal Financial and Accounting
                                             Officer)

Date: March 22, 2001                          /s/ Gilbert M. Grosvenor
            --                               -----------------------------------
                                             Gilbert M. Grosvenor, Director

Date: March 22, 2001                          /s/ Philip C. Jackson Jr.
            --                               -----------------------------------
                                             Philip C. Jackson Jr., Director

Date: March 22, 2001                          /s/ General Paul X. Kelley
            --                               -----------------------------------
                                             General Paul X. Kelley, Director

Date: March 22, 2001                          /s/ Charles R. Longsworth
            --                               -----------------------------------
                                             Charles R. Longsworth, Director

Date: March 22, 2001                          /s/ Patrick F. Noonan
            --                               -----------------------------------
                                             Patrick F. Noonan, Director

Date: March 22, 2001                          /s/ Mr. Mark Sullivan III
            --                               -----------------------------------
                                             Mark Sullivan III, Director

Date: March 22, 2001                          /s/ James W. Symington
            --                               -----------------------------------
                                             James W. Symington, Director

Date: March 22, 2001                          /s/ John R. Whitmore
            --                               -----------------------------------
                                             John R. Whitmore, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Saul Centers, Inc.:

     We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three years ended December 31, 2000, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saul Centers, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective June 30, 1998, the Company changed its method of accounting for percentage rent.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III "Real Estate and Accumulated Depreciation" on pages F-18 and F-19 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Vienna, Virginia
February 2, 2001

Saul Centers, Inc.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,

(Dollars in thousands)                                                               2000             1999
----------------------------------------------------------------------------------------------------------------
Assets
    Real estate investments
      Land                                                                            $  66,252        $  64,233
      Buildings and equipment                                                           325,609          304,149
                                                                                      ---------        ---------
                                                                                        391,861          368,382
      Accumulated depreciation                                                         (124,180)        (112,272)
                                                                                      ---------        ---------
                                                                                        267,681          256,110
    Construction in progress                                                             41,148           21,201
    Cash and cash equivalents                                                             1,772              957
    Accounts receivable and accrued income, net                                           9,540            8,723
    Prepaid expenses                                                                      8,956            7,959
    Deferred debt costs, net                                                              3,583            3,197
    Other assets                                                                          1,770            1,518
                                                                                      ---------        ---------
              Total assets                                                            $ 334,450        $ 299,665
                                                                                      =========        =========

Liabilities
    Notes payable                                                                     $ 343,453        $ 310,268
    Accounts payable, accrued expenses and other liabilities                             19,592           18,391
    Deferred income                                                                       2,560            2,865
                                                                                      ---------        ---------
              Total liabilities                                                         365,605          331,524
                                                                                      ---------        ---------

Minority interests                                                                           --               --
                                                                                      ---------        ---------
Stockholders' equity (deficit)
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 13,869,535 and 13,334,145 shares issued and
      outstanding, respectively                                                             139              133
    Additional paid-in capital                                                           52,594           44,616
    Accumulated deficit                                                                 (83,888)         (76,608)
                                                                                      ---------        ---------
              Total stockholders' equity (deficit)                                      (31,155)         (31,859)
                                                                                      ---------        ---------

              Total liabilities and stockholders' equity (deficit)                    $ 334,450        $ 299,665
                                                                                      =========        =========




       The accompanying notes are an integral part of these statements.

                                     -F-2-

Saul Centers, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the Year Ended December 31,
(Dollars in thousands, except per share amounts)                               2000             1999             1998
------------------------------------------------------------------------------------------------------------------------
Revenue
    Base rent                                                                $  63,837        $  59,200        $  55,542
    Expense recoveries                                                          11,129           10,176            9,911
    Percentage rent                                                              2,097            2,222            2,755
    Other                                                                        1,966            2,193            2,375
                                                                             ---------        ---------        ---------
              Total revenue                                                     79,029           73,791           70,583
                                                                             ---------        ---------        ---------

Operating expenses
    Property operating expenses                                                  8,271            7,720            7,830
    Provision for credit losses                                                    467              295              418
    Real estate taxes                                                            6,451            6,207            6,128
    Interest expense                                                            23,843           22,568           22,627
    Amortization of deferred debt expense                                          458              416              419
    Depreciation and amortization                                               13,534           12,163           12,578
    General and administrative                                                   3,891            3,755            3,393
                                                                             ---------        ---------        ---------
              Total operating expenses                                          56,915           53,124           53,393
                                                                             ---------        ---------        ---------

Operating income                                                                22,114           20,667           17,190
Non-operating item
  Gain on sale of property                                                          --              553               --
                                                                             ---------        ---------        ---------

Net income before extraordinary item, cumulative effect
       of change in accounting method and minority interests                    22,114           21,220           17,190

Extraordinary item
    Early extinguishment of debt                                                    --               --              (50)
Cumulative effect of change in accounting method                                    --               --             (771)
                                                                             ---------        ---------        ---------
Net income before minority interests                                            22,114           21,220           16,369
                                                                             ---------        ---------        ---------

Minority interests
    Minority share of income                                                    (6,081)          (5,899)          (4,354)
    Distributions in excess of earnings                                         (1,988)          (2,024)          (2,886)
                                                                             ---------        ---------        ---------
              Total minority interests                                          (8,069)          (7,923)          (7,240)
                                                                             ---------        ---------        ---------

Net income                                                                   $  14,045        $  13,297        $   9,129
                                                                             =========        =========        =========
Per share (basic and dilutive)
    Net income before extraordinary item, cumulative
        effect of change in accounting method and
        minority interests                                                   $    1.18         $   1.17        $    1.00
    Extraordinary item                                                              --               --               --
    Cumulative effect of change in accounting method                                --               --            (0.05)
                                                                             ---------        ---------        ---------

    Net income before minority interests                                     $    1.18         $   1.17        $    0.95
                                                                             =========        =========        =========

    Net income                                                               $    1.03         $   1.01        $    0.72
                                                                             =========        =========        =========


       The accompanying notes are an integral part of these statements.

                                     -F-3-

Saul Centers, Inc.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             Additional
                                                           Common             Paid-in        Accumulated
(Dollars in thousands, except per share amounts)           Stock              Capital          Deficit           Total
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
    Balance, December 31, 1997                             $     124         $  20,447        $ (58,625)       $ (38,054)

      Issuance of 408,233 shares of
        common stock                                               5             6,629               --            6,634
      Issuance of 405,532 convertible
        limited partnership units in the
        Operating Partnership                                     --             4,891               --            4,891
      Net income                                                  --                --            9,129            9,129
      Distributions ($1.17 per share)                             --                --          (14,899)         (14,899)
      Distributions payable ($.39 per share)                      --                --           (4,985)          (4,985)
                                                           ---------         ---------        ---------        ---------

    Balance, December 31, 1998                                   129            31,967          (69,380)         (37,284)

      Issuance of 497,767 shares of
        common stock                                               4             7,158               --            7,162
      Issuance of 373,546 convertible
        limited partnership units in the
        Operating Partnership                                     --             5,491               --            5,491
      Net income                                                  --                --           13,297           13,297
      Distributions ($1.17 per share)                             --                --          (15,323)         (15,323)
      Distributions payable ($.39 per share)                      --                --           (5,202)          (5,202)
                                                           ---------         ---------        ---------        ---------

    Balance, December 31, 1999                                   133            44,616          (76,608)         (31,859)

      Issuance of 535,390 shares of
        common stock                                               6             7,978               --            7,984
      Net income                                                  --                --           14,045           14,045
      Distributions ($1.17 per share)                             --                --          (15,915)         (15,915)
      Distributions payable ($.39 per share)                      --                --           (5,410)          (5,410)
                                                           ---------         ---------        ---------        ---------

    Balance, December 31, 2000                             $     139         $  52,594        $ (83,888)       $ (31,155)
                                                           =========         =========        =========        =========

       The accompanying notes are an integral part of these statements.

                                     -F-4-

Saul Centers, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Year Ended December 31,

(Dollars in thousands)                                                         2000             1999             1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income                                                                    $  14,045      $    13,297         $  9,129
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                          8,069            7,923            7,240
        Gain on sale of property                                                       --             (553)              --
        Cumulative effect of change in
              accounting method                                                        --               --              771
        Loss on early extinguishment of debt                                           --               --               50
        Depreciation and amortization                                              13,992           12,579           12,997
        Provision for credit losses                                                   467              295              418
        Increase in accounts receivable                                            (1,284)          (2,671)          (1,346)
        Increase in prepaid expenses                                               (2,623)          (2,434)          (2,742)
        Decrease (increase) in other assets                                          (252)            (360)               3
        Increase in accounts payable, accrued expenses
             and other liabilities                                                  1,201            3,535            1,763
        Increase (decrease) in deferred income                                       (305)              26            1,409
        Other, net                                                                     --                8               (6)
                                                                                ---------      -----------         --------
              Net cash provided by operating activities                            33,310           31,645           29,686
                                                                                ---------      -----------         --------

Cash flows from investing activities:

    Net proceeds from sale of property                                                 --            1,718               --
    Additions to real estate investments                                          (18,233)         (11,587)          (6,607)
    Additions to construction in progress                                         (25,193)         (27,051)          (8,169)
                                                                                ---------      -----------         --------
              Net cash used in investing activities                               (43,426)         (36,920)         (14,776)
                                                                                ---------      -----------         --------

Cash flows from financing activities:

    Proceeds from notes payable                                                    69,700           33,979           20,900
    Repayments on notes payable                                                   (36,515)         (14,334)         (18,407)
    Additions to deferred debt expense                                               (844)             (13)            (220)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                                     7,984           12,653           11,648
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                                   (29,394)         (28,448)         (27,124)
                                                                                ---------      -----------         --------
              Net cash provided by (used in) financing activities                  10,931            3,837          (13,203)
                                                                                ---------      -----------         --------

Net increase (decrease) in cash                                                       815           (1,438)           1,707
Cash, beginning of year                                                               957            2,395              688
                                                                                ---------      -----------         --------
Cash, end of year                                                                $  1,772      $       957         $  2,395
                                                                                =========      ===========         ========

       The accompanying notes are an integral part of these statements.

                                     -F-5-

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

Formation and Structure of Company

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, on the 2-acre site of the former North Washington shopping center property, and Ashburn Village III & IV, an in-line retail and retail pad expansion to the Company's Ashburn Village I & II shopping center. The Company is also redeveloping an under-performing shopping center to an office/business park. As of December 31, 2000, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn Village III & IV (the "Shopping Centers"), 4 predominantly office operating properties and Washington Square at Old Town (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. and SC Finance Corporation, each of which is a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

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

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements

Seventeen of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 31, 2000, no single Shopping Center accounted for more than 11.5% of the total Shopping Center gross leasable area. Only one retail tenant, Giant Food, at 6.5%, accounted for more than 2.2% of the Company's 2000 total revenues. No office tenant other than the United States Government, at 12.3%, accounted for more than 1.3% of 2000 total revenues.

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Repairs and maintenance expense totaled $3,144,000, $2,815,000 and $2,616,000, for calendar years 2000, 1999 and 1998, respectively, and is included in operating expenses in the accompanying consolidated financial statements. Interest expense capitalized totaled $2,681,000, $934,000 and $257,000, for calendar years 2000, 1999 and 1998, respectively.

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

Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable included $3,053,000, $1,803,000 and $1,443,000, at December 31, 2000,
1999 and 1998, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $563,000, $594,000 and $657,000, at December 31, 2000, 1999
and 1998, respectively.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements


     Allowance for Doubtful Accounts
     -------------------------------
              (In thousands)

                                              For the Years Ended December 31,
                                                2000        1999        1998
                                               -----       -----       -----
      Beginning Balance....................    $ 594       $ 657       $ 506
      Provision for Credit Losses..........      467         295         418
      Charge-offs..........................     -498        -358        -267
                                               -----       -----       -----
      Ending Balance ......................    $ 563       $ 594       $ 657
                                               =====       =====       =====

Deferred Debt Costs

     Deferred debt costs consists of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying consolidated financial statements are shown net of accumulated amortization of $1,402,000, $1,005,000 and $589,000, at December 31, 2000, 1999 and 1998, respectively.

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

Income Taxes

     The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% (90% for tax years beginning on or after January 1, 2001) of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. As of December 31, 2000 and 1999, the total tax basis of the Company's assets was $362,586,000 and $323,080,000, and the tax basis of the liabilities was $353,908,000 and $317,474,000, respectively.

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of December 31, 2000, 120,000 shares were authorized and registered for use under the Plan, and 92,000 shares had been credited to the directors' deferred fee accounts.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation. The Company has adopted SFAS 133/138, the adoption of which has no impact on the Company's results of operation, financial position or cash flows.

Construction in Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2000 and 1999 are as follows:

     Construction in Progress
     ------------------------
          (In thousands)
                                                      December 31,
                                                  2000           1999
                                                  ----           ----
      Washington Square....................    $38,588        $18,009
      Ashburn Village III & IV.............      2,105             --
      Crosstown Business Center............        455            357
      Ashburn Village II...................         --          2,326
      French Market........................         --            509
                                               -------        -------
      Balance .............................    $41,148        $21,201
                                               =======        =======

Cash and Cash Equivalents

     Cash and cash equivalents includes cash and short-term investments with maturities of three months or less.

Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share". The Company has no dilutive securities, therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, that is, assuming the limited partners exercise their right to convert their partnership ownership into shares of Saul Centers and is computed using weighted average shares of 18,795,571, 18,147,954 and 17,233,047, shares for the years ended December 31, 2000, 1999 and 1998, respectively. Per share data relating to net income after minority interests is computed on the basis of 13,623,330, 13,100,295 and 12,643,639, weighted average common shares for the years ended December 31, 2000, 1999 and 1998, respectively.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements

3. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

     The Saul Organization has a 27.2% limited partnership interest, represented by 5,172,241 convertible limited partnership units, in the Operating Partnership, as of December 31, 2000. These convertible limited partnership units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 29.9% of the outstanding equity securities of Saul Centers. The impact of the Saul Organization's 27.2% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

4.   NOTES PAYABLE

December 31, 2000

     During 2000 the Company obtained a $14,300,000 mortgage loan secured by the recently renovated Shops At Fairfax and Boulevard shopping centers. The loan requires monthly payments of principal and interest based upon a 22 year amortization period and a fixed 8.33% interest rate. The Company also extended its unsecured revolving credit facility for a new three-year term and increased the amount available to borrow by $10,000,000 to $70,000,000. Borrowings on the line of credit totaled $34,500,000 at December 31, 2000, leaving $35,500,000 available for future use. Notes payable totaled $343,453,000 at December 31, 2000, as follows:

     Notes Payable
     -------------                                  Principal        Interest         Scheduled
     (In thousands)                               Outstanding          Rate *         Maturity *
                                                -------------------------------------------------
        Fixed Rate Mortgages:                     $140,597  (a)       7.67 %           Oct 2012
                                                    74,342  (b)       8.52 %           Dec 2011
                                                    36,279  (c)       7.88 %           Jan 2013
                                                    14,184  (d)       8.33 %           May 2015
                                                    10,227  (e)       6.88 %           May 2004
                                                -----------------------------------------------
                       Total Fixed Rate            275,629            7.93 %         11.4 Years
                                                -----------------------------------------------
        Variable Rate Loans:
           Construction Loan                        33,324  (f)       8.47 %           Jan 2002
           Line of Credit                           34,500  (g)       8.62 %           Jul 2003
                                                -----------------------------------------------
                       Total Variable Rate          67,824            8.54 %          1.8 Years
                                                -----------------------------------------------
                       Total Notes Payable        $343,453            8.05 %          9.5 Years
                                                ===============================================
                                   * Weighted averages computed for interest rate and scheduled maturity totals.

(a) The loan is collateralized by nine shopping centers and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $2,175,000 was amortized during 2000.

(b) The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village I and II, Leesburg Pike, Lumberton Plaza and Village Center. The loan was amended during 1998 to include new borrowings of $6,400,000 at a rate of 7.09%. The 8.52% blended interest rate is the weighted average of the initial loan rate and the additional borrowings rate. Monthly principal and interest payments are based upon a weighted average 18.2 year amortization schedule. Principal of $2,572,000 was amortized during 2000.

(c) The loan is collateralized by 601 Pennsylvania Avenue and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $595,000 was amortized during 2000.

(d) The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments based upon a 22 year amortization. Principal of $116,000 was amortized during 2000.

(e) The loan is collateralized by The Glen shopping center and requires monthly principal and interest payments based upon a 23 year amortization schedule. Principal of $203,000 was amortized during 2000.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements


(e) The loan is a construction loan totaling $42,000,000. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.45% to 1.9% (determined by certain leasing and/or construction benchmarks) or upon the bank's prime rate at the Company's option. The loan may be extended for 2 one-year terms with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 2000 was based on a weighted average LIBOR of 6.72% and spread of 1.9%.

(g) The loan is a revolving credit facility totaling $70,000,000. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The line may be extended one year with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 2000 was based on a weighted average LIBOR of 6.72% and spread of 1.75%.

     Notes payable balances outstanding at December 31, 2000 have a weighted average remaining term of 9.5 years, and a weighted average interest rate of 8.05%. Of the $343,453,000 total debt at December 31, 2000, $275,629,000 was fixed rate (80.3% of the total notes payable) and $67,824,000 was variable rate (19.7% of the total notes payable). The December 31, 2000 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $218,415,000. Certain loans are subject to financial covenant tests. The Company believes it is in compliance with all such covenants.

     Notes payable of $275,628,000 at December 31, 2000 require monthly installments of principal and interest, with principal amortization on schedules averaging approximately 22 years. The remaining notes payable totaling $67,824,000 at December 31, 2000 require monthly installments of interest only. Notes payable at December 31, 2000 totaling $225,616,000 are guaranteed by members of The Saul Organization.

     As of December 31, 2000, the scheduled maturities of all debt for years ended December 31, are as follows:

     Debt Maturity Schedule
     ----------------------
          (In thousands)

       2001...............       $  6,083
       2002...............         39,346
       2003...............         41,025
       2004...............         16,317
       2005...............          7,375
       Thereafter.........        233,307
                                 --------
                                 $343,453
                                 ========
December 31, 1999

     During 1999 the Company obtained a $42,000,000 loan to fund the construction of the Washington Square at Old Town project in Alexandria, Virginia. Borrowings totaled $31,000,000 on the Company's $60,000,000 unsecured revolving credit facility at December 31, 1999, leaving $29,000,000 available for future use. Notes payable totaled $310,268,000 at December 31, 1999.

     Notes payable balances outstanding at December 31, 1999 had a weighted average remaining term of 10.7 years, and a weighted average interest rate of 7.96%. Of the $310,268,000 total debt at December 31, 1999, $266,990,000 was fixed rate (86.1% of the total notes payable) and $43,278,000 was variable rate (13.9% of the total notes payable). The December 31, 1999 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $193,696,000. Certain loans were subject to covenant tests. The Company believes it was in compliance with all such covenant tests.

     Notes payable of $266,990,000 at December 31, 1999 required monthly installments of principal and interest, with principal amortization on schedules averaging approximately 20 years. The remaining notes payable

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements


totaling $43,278,000 at December 31, 1999 required monthly installments of interest only. Notes payable at December 31, 1999 totaling $221,075,000 were guaranteed by members of The Saul Organization.

5.   LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent for the years ended December 31, 2000, 1999 and 1998, amounted to $63,837,000, $59,200,000 and $55,542,000, respectively. Future base rent under noncancelable leases for years ended December 31, is as follows:


     Future Base Rental Income
     -------------------------
          (In thousands)

          2001...........         $ 64,266
          2002...........           57,048
          2003...........           50,619
          2004...........           45,102
          2005...........           38,907
          Thereafter.....          254,705
                                  --------
                                  $510,647
                                  ========


     The majority of the leases also provide for rental increases and expense recoveries based on increases in the Consumer Price Index or increases in operating expenses, or both. These increases generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2000, 1999 and 1998 amounted to $11,129,000, $10,176,000 and $9,911,000, respectively.
In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant's lease. Percentage rent amounted to $2,097,000, $2,222,000 and $2,755,000, for the years ended December 31, 2000,
1999 and 1998, respectively.

6.   LONG-TERM LEASE OBLIGATIONS


     Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $157,000, $154,000 and $152,000, for each of the years ended December 31, 2000, 1999 and 1998, respectively. The minimum future rental commitments under these ground leases are as follows:


     Ground Lease Rental Commitments
     -------------------------------
          (In thousands)

                                                       Total
                              2001    2002-2005      Thereafter
                             ------------------      ----------
     Beacon Center           $  51       $   53      $ 3,342
     Olney                      50           50        4,524
     Southdale                  60           60        3,725
                             -----       ------      -------
     Total                   $ 161       $  163      $11,591
                             =====       ======      =======

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

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements

7.   SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

     The consolidated statement of operations for the year ended December 31, 2000 includes a charge for minority interests of $8,069,000, consisting of $6,081,000 related to The Saul Organization's share of the net income for the year and $1,988,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1999 of $7,923,000 consists of $5,899,000 related to The Saul Organization's share of net income for the year and $2,024,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1998 of $7,240,000 consists of $4,354,000 related to The Saul Organization's share of the net income for the year and $2,886,000 related to distributions to minority interests in excess of allocated net income for the year.


8.   RELATED-PARTY TRANSACTIONS

     In October 2000, the Company purchased, through its Operating Partnership, Avenel VI, a 30,000 square foot office/flex property for $4,200,000. The seller was a member of The Saul Organization.

     In August 2000 and October 1999, the Company purchased land parcels of 7.11 and 6.47 acres, located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its Ashburn Village neighborhood shopping center at a price of $1,580,000 and $1,438,000, respectively. The land is being developed to expand the existing shopping center. The seller was a member of The Saul Organization.

     In April 1998, the Company purchased, through its Operating Partnership, a 46,227 square foot office/flex property known as Avenel IV. The $5,600,000 purchase price consisted of $3,657,000 in variable rate debt assumption, with the balance paid through the issuance of 105,922 new units in Saul Centers' Operating Partnership. The seller was a member of The Saul Organization.

     Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 12 of the Company's properties. Total rental income from Chevy Chase Bank amounted to $1,223,000, $1,169,000 and $1,192,000, for the years ended December 31, 2000,
1999 and 1998, respectively.

     The Chairman and Chief Executive Officer, the Vice Chairman and the President of the Company are officers of The Saul Organization but devote a substantial amount of time to the management of the Company. The annual compensation for these officers is fixed by the Compensation Committee of the Board of Directors.

     The Company shares with The Saul Organization on a prorata basis certain ancillary functions such as computer and payroll services and insurance expense based on management's estimate of usage or time incurred, as applicable. Also, The Saul Organization subleases office space to the Company. The terms of all such arrangements with The Saul Organization, including payments related thereto, are periodically reviewed by the Audit Committee of the Board of Directors. Included in general and administrative expense for the years ended December 31, 2000, 1999 and 1998, are charges totaling $2,091,000, $1,798,000 and $1,685,000, related to shared services, of which $2,056,000, $1,773,000 and $1,480,000, was paid during the years ended December 31, 2000, 1999 and 1998, respectively.

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

     The Compensation Committee has granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements

options vested 25% per year over four years, have an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. A total of 170,000 of the options expire September 23, 2003 and 10,000 expire September 24, 2004. As of December 31, 2000, all 180,000 of the options were fully vested. No compensation expense has been recognized as a result of these grants.

10.  NON-OPERATING ITEMS

Gain on Sale of Property

     Gain on sale of property of $553,000 in 1999 resulted from the District of Columbia's purchase of the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. There were no property sales in the 2000 or 1998 years.

11.  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     The consolidated statement of operations for the year ending December 31, 1998 includes a $50,000 extraordinary loss related to the write-off of deferred financing costs on loan that was prepaid. There were no such write-offs for the years ended December 31, 2000 and 1999.

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

     Of the distributions paid during 2000, $1.41 per share represented ordinary dividend income and $0.15 per share represented return of capital to the shareholders. The following summarizes distributions paid during the years ended December 31, 2000, 1999 and 1998, including activity in the Plan:

                                         Total Distributions to                       Dividend Reinvestment Plan
                                         ----------------------                       --------------------------
                                                          Limited               Common
                                         Common       Partnership                Stock           Units      Discounted
                                   Stockholders       Unitholders               Issued          Issued      Share Price
                                   ------------       -----------               ------          ------      -----------
                                   (in thousands)     (in thousands)
Distributions during 2000
-------------------------
   October 31                           $ 5,356            $2,018              133,435              --       $14.85
   July 31                                5,305             2,017              125,705              --        15.34
   April 28                               5,254             2,017              125,558              --        14.97
   January 31                             5,202             2,017              129,789              --        14.43
                                        -------            ------              -------         -------
                                        $21,117            $8,069              514,487              --
                                        =======            ======              =======         =======
Distributions during 1999
-------------------------
   October 29                           $ 5,148            $2,017              130,753              --       $13.76
   July 30                                5,100             2,018              119,142         126,967        14.79
   April 30                               5,075             1,967              111,990         119,877        15.28
   January 29                             4,985             1,921              116,727         126,702        14.07
                                        -------            ------              -------         -------
                                        $20,308            $7,923              478,612         373,546
                                        =======            ======              =======         =======

Distributions during 1998
-------------------------
   October 30                           $ 4,980            $1,873              105,756         112,867       $15.40
   July 29                                4,969             1,827              101,739         106,010        16.01
   April 30                               4,950             1,827               90,856          80,733        17.40
   January 30                             4,832             1,713               94,304              --        16.19
                                        -------            ------              -------         -------
                                        $19,731            $7,240              392,655         299,610
                                        =======            ======              =======         =======

     In December 2000, 1999 and 1998, the Board of Directors of the Company authorized a distribution of $0.39 per share payable in January 2001, 2000 and 1999, to holders of record on January 17, 2001, January 17, 2000 and January 15, 1999, respectively. As a result, $5,410,000, $5,202,000 and $4,985,000 was paid to common shareholders on January 31, 2001, January 31, 2000 and January 29, 1999, respectively. Also, $2,017,000, $2,017,000 and $1,921,000, was paid to limited partnership unitholders on January 31, 2001, January 31, 2000 and January 29, 1999 ($0.39 per Operating Partnership unit), respectively. These amounts are reflected as a reduction of stockholders' equity and are included in accounts payable in the accompanying consolidated financial statements.

                              SAUL CENTERS, INC.
                  Notes to Consolidated Financial Statements

15.  INTERIM RESULTS (UNAUDITED)

       The following summary presents the results of operations of the Company for the quarterly periods of years 2000 and 1999.


   (In thousands, except                                                           Three Months Ended
   per share amounts)                                -------------------------------------------------------------------------------

                                                        12/31/2000           09/30/2000            06/30/2000           03/31/2000
                                                     ================     ================      ===============      ===============
   Revenues                                        $          20,910    $          19,724     $         18,988     $         19,407
                                                     ----------------     ----------------      ---------------      ---------------


   Net income before minority interests                        5,539                5,859                5,183                5,533

   Minority interests                                         (2,018)              (2,017)              (2,017)              (2,017)
                                                     ----------------     ----------------      ---------------      ---------------

   Net income                                      $           3,521    $           3,842     $          3,166     $          3,516
                                                     ================     ================      ===============      ===============

   Per Share Data:

        Net income before minority interests       $            0.29    $            0.31     $           0.28     $           0.30
                                                     ================     ================      ===============      ===============

        Net income                                 $            0.25    $            0.28     $           0.24     $           0.26
                                                     ================     ================      ===============      ===============


                                                        12/31/1999           09/30/1999            06/30/1999           03/31/1999
                                                     ================     ================      ===============      ===============
   Revenues                                        $          19,398    $          18,409     $         18,020     $         17,964
                                                     ----------------     ----------------      ---------------      ---------------


   Net income before minority interests                        6,103                5,145                4,931                5,041

   Minority interests                                         (2,017)              (2,018)              (1,967)              (1,921)
                                                     ----------------     ----------------      ---------------      ---------------

   Net income                                      $           4,086    $           3,127     $          2,964     $          3,120
                                                     ================     ================      ===============      ===============

   Per Share Data:

        Net income before minority interests       $            0.33    $            0.28     $           0.27     $           0.28
                                                     ================     ================      ===============      ===============

        Net income                                 $            0.31    $            0.24     $           0.23     $           0.24
                                                     ================     ================      ===============      ===============

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


           (in thousands)
                                                                           Shopping      Office        Corporate      Consolidated
                                                                            Centers     Properties      and Other         Totals
                                                                          =========== ==============  =============  ===============
       ----------------------------------------------------------
                                     2000
       ----------------------------------------------------------
           Real estate rental operations:
              Revenues..............................................      $  56,969     $   21,837    $       223     $     79,029
              Expenses..............................................        (10,252)        (4,937)            --          (15,189)
                                                                          ---------    -----------   ------------    -------------
           Income from real estate..................................         46,717         16,900            223           63,840
              Interest expense & amortization of debt costs.........             --             --        (24,301)         (24,301)
              General and administrative............................             --             --         (3,891)          (3,891)
                                                                          ---------    -----------   ------------    -------------
           Subtotal.................................................         46,717         16,900        (27,969)          35,648
              Depreciation and amortization.........................          9,453)        (4,079)            (2)         (13,534)
              Minority interests....................................             --             --         (8,069)          (8,069)
                                                                          ---------    -----------   ------------    -------------
           Net income...............................................      $  37,264     $   12,821    $   (36,040)    $     14,045
                                                                          =========    ===========   ============    =============
           Capital investment.......................................      $  14,886     $   28,540    $        --     $     43,426
                                                                          =========    ===========   ============    =============
           Total assets.............................................      $ 185,518     $  117,497    $    31,435     $    334,450
                                                                          =========    ===========   ============    =============

       -------------------------------------------------------------
                                     1999
       -------------------------------------------------------------
           Real estate rental operations:

              Revenues..............................................      $  54,510     $   19,183    $        98     $     73,791
              Expenses..............................................         (9,604)        (4,618)            --          (14,222)
                                                                          ---------    -----------   ------------    -------------
           Income from real estate..................................         44,906         14,565             98           59,569
              Interest expense & amortization of debt costs.........             --             --        (22,984)         (22,984)
              General and administrative............................             --             --         (3,755)          (3,755)
                                                                          ---------    -----------   ------------    -------------
           Subtotal.................................................         44,906         14,565        (26,641)          32,830
              Depreciation and amortization.........................         (8,414)        (3,749)            --          (12,163)
                    Gain on property sale...........................            553             --             --              553
                    Minority interests..............................             --             --         (7,923)          (7,923)
                                                                          ---------    -----------   ------------    -------------
           Net income...............................................      $  37,045     $   10,816    $   (34,564)    $     13,297
                                                                          =========    ===========   ============    =============
           Capital investment.......................................      $  16,939     $   21,699    $        --     $     38,638
                                                                          =========    ===========   ============    =============
           Total assets.............................................      $ 186,769     $   90,185    $    22,711     $    299,665
                                                                          =========    ===========   ============    =============

       -------------------------------------------------------------
                                     1998
       -------------------------------------------------------------
           Real estate rental operations:

              Revenues..............................................      $  52,595     $   17,871    $       117     $     70,583
              Expenses..............................................         (9,523)        (4,723)          (130)         (14,376)
                                                                          ---------    -----------   ------------    -------------
           Income (loss) from real estate...........................         43,072         13,148            (13)          56,207
              Interest expense & amortization of debt costs.........             --             --        (23,046)         (23,046)
              General and administrative............................             --             --         (3,393)          (3,393)
                                                                          ---------    -----------   ------------    -------------
           Subtotal.................................................         43,072         13,148        (26,452)          29,768
              Depreciation and amortization.........................         (8,758)        (3,694)          (126)         (12,578)
              Early extinguishment of debt..........................             --             --            (50)             (50)
              Cumulative effect of accounting method change.........             --             --           (771)            (771)
              Minority interests....................................             --             --         (7,240)          (7,240)
                                                                          ---------    -----------   ------------    -------------
           Net income...............................................      $  34,314     $    9,454    $   (34,639)    $      9,129
                                                                          =========    ===========   ============    =============
           Capital investment.......................................      $  11,807     $    2,892    $        77     $     14,776
                                                                          =========    ===========   ============    =============
           Total assets.............................................      $ 178,459     $   70,182    $    22,393     $    271,034
                                                                          =========    ===========   ============    =============

                                                                    Schedule III

                              SAUL CENTERS, INC.
                   Real Estate and Accumulated Depreciation
                               December 31, 2000
                            (Dollars in Thousands)


                                                      Costs              Basis is at Close of Period
                                                   Capitalized  ---------------------------------------------
                                                   Subsequent              Buildings
                                         Initial       to                     and      Leasehold              Accumulated    Book
                                          Basis    Acquisition    Land   Improvements  Interests     Total    Depreciation   Value
                                       ---------  ------------  -------- ------------- ----------   --------  ------------ ---------
Shopping Centers
Ashburn Village, Ashburn, VA                       $  6,113    $ 5,158   $ 12,386      $   --      $ 17,544    $  1,432   $ 16,112
Beacon Center, Alexandria, VA          $ 11,431      14,527         --     14,926       1,094        16,020       5,769     10,251
Belvedere, Baltimore, MD                  1,493         834        263      1,503          --         1,766         784        982
Boulevard, Fairfax, VA                      932       1,410      3,687      2,606          --         6,293         274      6,019
Clarendon, Arlington, VA                  4,883         396        635        146          --           781          37        744
Clarendon Station, Arlington, VA            385          37        425        446          --           871          60        811
Flagship Center, Rockville, MD              834           9        169         --          --           169          --        169
French Market, Oklahoma City, OK            160       8,546      1,118     13,209          --        14,327       3,573     10,754
Germantown, Germantown, MD                5,781         298      2,034      1,840          --         3,874         484      3,390
Giant, Baltimore, MD                      3,576         303        422        879          --         1,301         602        699
The Glen, Lake Ridge, VA                    998         414      5,300      8,032          --        13,332       1,410     11,922
Great Eastern, District Heights., MD     12,918       9,323      2,263     10,532          --        12,795       2,814      9,981
Hampshire Langley, Langley Park, MD       3,472       2,416      1,856      3,719          --         5,575       1,977      3,598
Leesburg Pike, Baileys Crossroads, VA     3,159       5,099      1,132      6,385          --         7,517       3,298      4,219
Lexington Mall, Lexington, KY             2,418       5,904      2,111      8,661          --        10,772       4,573      6,199
Lumberton Plaza, Lumberton, NJ            4,868       8,269        950     11,719          --        12,669       6,191      6,478
Olney, Olney, MD                          4,400       1,281         --      3,165          --         3,165       1,709      1,456
Ravenwood, Baltimore, MD                  1,884       1,645        703      2,187          --         2,890         689      2,201
Seven Corners, Falls Church, VA           1,245      39,215      4,913     39,150          --        44,063      11,441     32,622
Shops at Fairfax, Fairfax, VA             4,848      10,240        992     11,956          --        12,948       2,445     10,503
Southdale, Glen Burnie, MD                2,708      15,202         --     18,230         622        18,852      10,885      7,967
Southside Plaza, Richmond, VA             3,650       3,637      1,878      8,487          --        10,365       5,479      4,886
South Dekalb Plaza, Atlanta, GA           6,728       2,714        703      4,485          --         5,188       2,376      2,812
Thruway, Winston-Salem, NC                2,474      12,785      5,464     11,994         105        17,563       4,679     12,884
Village Center, Centreville, VA           4,778       1,081      7,851      9,732          --        17,583       2,054     15,529
West Park, Oklahoma City, OK             16,502         602        485      2,000          --         2,485         981      1,504
White Oak, Silver Spring, MD              1,883       3,659      4,787      5,149          --         9,936       3,002      6,934
                                     --   6,277 ------------ --------------------- ------------------------- ---------------------
    Total Shopping Centers             --------     155,959     55,299    213,524       1,821       270,644      79,018    191,626
                                     -- 114,685------------- --------------------- ------------------------- ---------------------

Office Properties
Avenel Business Park, Gaithersburg, MD    21,459     17,525      3,851     35,133          --        38,984      12,218     26,766
                                                                                                                                --
Crosstown Business Center, Tulsa, OK       3,454      1,822        604      4,672          --         5,276       2,067      3,209
601 Pennsylvania Ave., Washington DC       5,479     44,737      5,667     44,549          --        50,216      19,197     31,019
Van Ness Square, Washington, DC              812     25,929        831     25,910          --        26,741      11,680     15,061
                                     ----------------------- --------------------- ------------------------- ---------------------
    Total Office Properties               31,204     90,013     10,953    110,264          --       121,217      45,162     76,055
                                     ----------------------- --------------------- ------------------------- ---------------------

    Total                              $ 145,889  $ 245,972    $66,252  $ 323,788    $  1,821     $ 391,861   $ 124,180   $267,681
                                     =============================================================================================

                                                                                              Buildings
                                                                                                 and
                                                                                            Improvements
                                        Related          Date of              Date           Depreciable
                                         Debt          Construction         Acquired       Lives in Years
                                     -----------    -----------------    -------------    -----------------
Shopping Centers
Ashburn Village, Ashburn, VA           $ 11,902        1994 & 2000             3/94           40
Beacon Center, Alexandria, VA             7,414        1960 & 1974             1/72         40 & 50
Belvedere, Baltimore, MD                  2,640           1958                 1/72           40
Boulevard, Fairfax, VA                    6,687           1969                 4/94           40
Clarendon, Arlington, VA                    328           1949                 7/73           33
Clarendon Station, Arlington, VA             96           1949                 1/96           40
Flagship Center, Rockville, MD              548           1972                 1/72           --
French Market, Oklahoma City, OK          3,176           1972                 3/74           50
Germantown, Germantown, MD                1,168           1990                 8/93           40
Giant, Baltimore, MD                      2,678           1959                 1/72           40
The Glen, Lake Ridge, VA                 10,227           1993                 6/94           40
Great Eastern, District Heights., MD     11,477        1958 & 1960             1/72           40
Hampshire Langley, Langley Park, MD      10,511           1960                 1/72           40
Leesburg Pike, Baileys Crossroads, VA    11,717           1965                 2/66           40
Lexington Mall, Lexington, KY             6,311        1971 & 1974             3/74           50
Lumberton Plaza, Lumberton, NJ            8,266           1975                12/75           40
Olney, Olney, MD                          2,448           1972                11/75           40
Ravenwood, Baltimore, MD                  6,776           1959                 1/72           40
Seven Corners, Falls Church, VA          45,875           1956                 7/73           33
Shops at Fairfax, Fairfax, VA             9,637           1975                 6/75           50
Southdale, Glen Burnie, MD                8,217        1962 & 1987             1/72           40
Southside Plaza, Richmond, VA            10,158           1958                 1/72           40
South Dekalb Plaza, Atlanta, GA           2,545           1970                 2/76           40
Thruway, Winston-Salem, NC               26,241        1955 & 1965             5/72           40
Village Center, Centreville, VA           9,219           1990                 8/93           40
West Park, Oklahoma City, OK                110           1974                 9/75           50
White Oak, Silver Spring, MD             24,240        1958 & 1967             1/72           40
                                       --------
    Total Shopping Centers              240,612
                                       --------

Office Properties
Avenel Business Park, Gaithersburg, MD   25,978         1984, 1986,      12/84, 8/85,      35 & 40
                                                        1990, 1998        2/86, 4/98
                                                         and 2000           & 10/00
Crosstown Business Center, Tulsa, OK         --            1974             10/75             40
601 Pennsylvania Ave., Washington DC     36,279            1986              7/73             35
Van Ness Square, Washington, DC           7,260            1990              7/73             35
                                       --------
    Total Office Properties              69,517
                                       --------

    Total                              $310,129
                                       ========

                                                                    Schedule III

                              SAUL CENTERS, INC.
                   Real Estate and Accumulated Depreciation
                               December 31, 2000

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building            33 - 50 years
Building components      20 years
Tenant improvements      The lesser of the term of the lease or the useful life
                         of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $294,989,000 at December 31, 2000. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2000 are summarized as follows.


(In thousands)                             2000           1999           1998
----------------------------------      ---------       --------      ---------

Total real estate investments:

Balance, beginning of year              $ 368,382       $ 348,061     $ 335,268
               Improvements                23,479          21,943        14,784
               Sales                           --           1,192            --
               Retirements                     --             430         1,991
                                        ---------       ---------     ---------
Balance, end of year                    $ 391,861       $ 368,382     $ 348,061
                                        =========       =========     =========


Total accumulated depreciation:

Balance, beginning of year              $ 112,272       $ 101,910     $  92,615
               Depreciation expense        11,908          10,714        10,409
               Sales                           --              42            --
               Retirements                     --             310         1,114
                                        ---------       ---------     ---------
Balance, end of year                    $ 124,180       $ 112,272     $ 101,910
                                        =========       =========     =========