Form 10-Q
period 2001-03-31
SAUL CENTERS INC
filed 2001-05-14
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       FOR QUARTER ENDED March 31, 2001
                                         --------------

                         COMMISSION FILE NUMBER 1-12254

                              SAUL CENTERS, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)


             Maryland                                 52-1833074
-----------------------------------        -------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


              8401 Connecticut Avenue, Chevy Chase, Maryland 20815
              ----------------------------------------------------
               (Address of principal executive office) (Zip Code)


       Registrant's telephone number, including area code (301) 986-6200
                                                          --------------


           Number of shares of common stock, par value $0.01 per share outstanding as of May 10, 2001: 14,173,426
                                                   ----------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                   YES   X              NO _____
                       -----

                              SAUL CENTERS, INC.
                               Table of Contents

PART I.  FINANCIAL INFORMATION                                                                         Page
                                                                                                       ----

Item 1.  Financial Statements (Unaudited)
         --------------------------------

         (a)  Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000..................................................................         4

         (b)  Consolidated Statements of Operations for the three months
              ended March 31, 2001 and 2000......................................................         5

         (c)  Consolidated Statements of Stockholders' Equity as of
              March 31, 2001 and December 31, 2000...............................................         6

         (d)  Consolidated Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000......................................................         7

         (e)  Notes to Consolidated Financial Statements.........................................         8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

         (a)  Liquidity and Capital Resources....................................................        15

         (b)  Results of Operations
              Three months ended March 31, 2001 compared to three months
              ended March 31, 2000...............................................................        19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................        21
         ----------------------------------------------------------


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................        21
         -----------------
Item 2.  Changes in Securities...................................................................        21
         ---------------------
Item 3.  Defaults Upon Senior Securities.........................................................        21
         -------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders.....................................        22
         ---------------------------------------------------
Item 5.  Other Information.......................................................................        22
         -----------------
Item 6.  Exhibits and Reports on Form 8-K........................................................        22
         --------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2000, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.
                        CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                                                          March 31,      December 31,
(Dollars in thousands)                                                      2001             2000
---------------------------------------------------------------------------------------------------
Assets

    Real estate investments
      Land                                                               $   66,276      $   66,252
      Buildings and equipment                                               329,878         325,609
                                                                         ----------      ----------
                                                                            396,154         391,861
     Accumulated depreciation                                              (127,341)       (124,180)
                                                                         ----------      ----------
                                                                            268,813         267,681
    Construction in progress                                                 44,011          41,148
    Cash and cash equivalents                                                 4,347           1,772
    Accounts receivable and accrued income, net                               6,313           9,540
    Prepaid expenses                                                         10,693           9,485
    Deferred debt costs, net                                                  2,917           3,054
    Other assets                                                              2,748           1,770
                                                                         ----------      ----------
              Total assets                                               $  339,842      $  334,450
                                                                         ==========      ==========

Liabilities

    Notes payable                                                        $  347,970      $  343,453
    Accounts payable, accrued expenses and other liabilities                 19,313          19,592
    Deferred income                                                           2,955           2,560
                                                                         ----------      ----------
              Total liabilities                                             370,238         365,605
                                                                         ----------      ----------

Minority interests                                                               --              --
                                                                         ----------      ----------

Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 13,997,948 and 13,869,535 shares issued and
      outstanding, respectively                                                 140             139
    Additional paid-in capital                                               54,778          52,594
    Accumulated deficit                                                     (85,314)        (83,888)
                                                                         ----------      ----------
              Total stockholders' equity (deficit)                          (30,396)        (31,155)
                                                                         ----------      ----------

              Total liabilities and stockholders' equity (deficit)       $  339,842      $  334,450
                                                                         ==========      ==========


       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the Three Months
                                                                     Ended March 31,
(Dollars in thousands, except per share amounts)                  2001            2000
----------------------------------------------------------------------------------------
Revenue
    Base rent                                                  $  17,285       $  15,647
    Expense recoveries                                             2,800           2,822
    Percentage rent                                                  612             588
    Other                                                            539             350
                                                               ---------       ---------
              Total revenue                                       21,236          19,407
                                                               ---------       ---------

Operating expenses
    Property operating expenses                                    2,200           2,256
    Provision for credit losses                                      145             121
    Real estate taxes                                              1,797           1,641
    Interest expense                                               6,351           5,788
    Amortization of deferred debt expense                            137             103
    Depreciation and amortization                                  3,581           3,047
    General and administrative                                       974             918
                                                               ---------       ---------
              Total operating expenses                            15,185          13,874
                                                               ---------       ---------


Net income before minority interests                               6,051           5,533
                                                               ---------       ---------

Minority interests
    Minority share of income                                      (1,634)         (1,538)
    Distributions in excess of earnings                             (383)           (479)
                                                               ---------       ---------
              Total minority interests                            (2,017)         (2,017)
                                                               ---------       ---------


Net income                                                     $   4,034       $   3,516
                                                               =========       =========

Per share (basic and dilutive)

    Net income before minority interests                       $    0.32       $    0.30
                                                               =========       =========

    Net income                                                 $    0.29       $    0.26
                                                               =========       =========


       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     (Unaudited)

                                                                             Additional
                                                                Common         Paid-in          Accumulated
(Dollars in thousands, except per share amounts)                Stock          Capital            Deficit                Total
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

    Balance, December 31, 1999                                $    133        $  44,616         $  (76,608)          $  (31,859)

      Issuance of 535,390 shares of common stock                     6            7,978                 --                7,984
      Net income                                                    --               --             14,045               14,045
      Distributions ($1.17 per share)                               --               --            (15,915)             (15,915)
      Distributions payable ($.39 per share)                        --               --             (5,410)              (5,410)
                                                              --------        ---------         ----------           ----------

    Balance, December 31, 2000                                     139           52,594            (83,888)             (31,155)

      Issuance of 128,413 shares of common stock                     1            2,184                 --                2,185
      Net income                                                    --               --              4,034                4,034
      Distributions payable ($.39 per share)                        --               --             (5,460)              (5,460)
                                                              --------        ---------         ----------           ----------

    Balance, March 31, 2001                                   $    140        $  54,778         $  (85,314)          $  (30,396)
                                                              ========        =========         ==========           ==========




        The accompanying notes are an integral part of these statements

Saul Centers, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the Three Months
                                                                                                    Ended March 31,
(Dollars in thousands)                                                                        2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                 $   4,034            $   3,516
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                                       2,017                2,017
        Depreciation and amortization                                                            3,718                3,150
        Provision for credit losses                                                                145                  121
        Decrease in accounts receivable                                                          3,082                2,109
        Increase in prepaid expenses                                                            (1,628)                (107)
        Increase in other assets                                                                  (978)              (1,040)
        Increase (decrease) in accounts payable, accrued expenses
             and other liabilities                                                                (279)               5,948
        Increase (decrease) in deferred income                                                     395                 (422)
                                                                                             ---------            ---------
              Net cash provided by operating activities                                         10,506               15,292
                                                                                             ---------            ---------

Cash flows from investing activities:
  Additions to real estate investments                                                          (4,293)              (3,353)
  Additions to construction in progress                                                         (2,863)             (10,584)
                                                                                             ---------            ---------
              Net cash used in investing activities                                             (7,156)             (13,937)
                                                                                             ---------            ---------

Cash flows from financing activities:
    Proceeds from notes payable                                                                 10,552               12,691
    Repayments on notes payable                                                                 (6,035)              (3,776)
    Additions to deferred debt expense                                                              --                 (163)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                                                  2,185                1,945
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                                                 (7,477)              (7,271)
                                                                                             ---------            ---------
              Net cash provided by (used in) financing activities                                 (775)               3,426
                                                                                             ---------            ---------

Net increase in cash                                                                             2,575                4,781
Cash, beginning of period                                                                        1,772                  957
                                                                                             ---------            ---------
Cash, end of period                                                                          $   4,347            $   5,738
                                                                                             =========            =========



        The accompanying notes are an integral part of these statements

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)



1.       Organization, Formation and Structure

Organization

         Saul Centers, Inc. ("Saul Centers") was incorporated under the Maryland General Corporation Law on June 10, 1993. Saul Centers operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Saul Centers generally will not be subject to federal income tax, provided it annually distributes at least 90% of its REIT taxable income to its stockholders and meets certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the "Company". B. Francis Saul II serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

         Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, and Ashburn Village III & IV, an in-line retail and retail pad expansion to the Company's Ashburn Village I & II shopping center. The Company is also redeveloping an under-performing shopping center to an office/business park. As of March 31, 2001, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn Village III & IV (the "Shopping Centers"), 4 predominantly office operating properties and Washington Square at Old Town (the "Office Properties").

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

         The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 6,100,000 square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 28 neighborhood and community Shopping Centers and 5 primarily Office Properties, totaling 4,921,000 and 1,202,000 square feet of GLA, respectively. Only the United States Government (12.3%), a tenant of six properties and Giant Food (6.5%), a tenant of eight Shopping Centers, individually accounted for more than 2.2% of the Company's 2000 total revenues. With the exception of six Shopping Center properties, Washington Square and a portion of one Office Property purchased or developed during the past four years, the Company's Current Portfolio Properties consist of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. The Company plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant.

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

         Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the three month periods ended March 31, 2001 and 2000, was $506,000 and $465,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Accounts Receivable and Accrued Income

         Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at March 31, 2001 and December 31, 2000, accounts receivable included $3,476,000 and $3,053,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $858,000 and $563,000, at March 31, 2001 and December 31, 2000, respectively.

Deferred Debt Costs

         Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $1,539,000 and $1,402,000, at March 31, 2001 and December 31, 2000,
respectively.

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

Income Taxes

         The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under the Code, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Per Share Data

         Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 19,128,000 and 18,597,000, for the quarters ended March 31, 2001 and 2000, respectively. Per share data for net income after minority interests is computed using weighted average shares of 13,955,000 and 13,424,000, for the quarters ended March 31, 2001 and 2000, respectively.

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

         The Saul Organization has a 27.0% limited partnership interest, represented by 5,172,000 convertible limited partnership units in the Operating Partnership, as of March 31, 2001. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 27.0% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

Deferred Compensation and Stock Plan for Directors

         Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of March 31, 2001, 170,000 shares were authorized and registered for use under the Plan, and 97,000 shares had been credited to the directors' deferred fee accounts.

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

3.       Construction In Progress

         Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2001 and December 31, 2000 are as follows:

                  Construction in Progress
                  ------------------------
                  (In thousands)

                                                               March 31,     December 31,
                                                                   2001              2000
                                                                   ----              ----
         Washington Square...............................       $40,782           $38,588
         Ashburn Village III & IV........................         2,774             2,105
         Crosstown Business Center.......................           455               455
                                                                -------           -------
         Total...........................................       $44,011           $41,148
                                                                =======           =======

4.       Notes Payable

     Notes payable totaled $347,970,000 at March 31, 2001, of which $274,044,000 (78.8%) was fixed rate debt and $73,926,000 (21.2%) was floating rate debt. At March 31, 2001, the Company had a $70,000,000 unsecured revolving credit facility with outstanding borrowings of $36,550,000 and additional borrowing availability of $33,450,000. The facility requires monthly interest payments at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The facility matures July 2003. The Company also had borrowed $37,376,000 of a

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


$42,000,000 construction loan secured in washington Square at March 31, 2001. The facility requires monthly interest payments at a rate of LIBOR plus 1.9%.

         Notes payable totaled $343,453,000 at December 31, 2000, of which $275,629,000 (80.3%), was fixed rate debt and $67,824,000 (19.7%) was floating rate debt. Outstanding borrowings on the $70,000,000 unsecured revolving credit facility were $34,500,000 at December 31,2000, with additional borrowing availability of $35,500,000.

              At March 31, 2001, the scheduled maturities of all debt for years ending December 31, were as follows:

         Debt Maturity Schedule
         ----------------------
             (In thousands)

         April 1 through December 31, 2001................        $  4,498
         2002.............................................          43,398
         2003.............................................          43,075
         2004.............................................          16,317
         2005.............................................           7,375
         2006.............................................           7,995
         Thereafter.......................................         225,312
                                                                  --------
         Total............................................        $347,970
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

         The Consolidated Statement of Operations for the three months ended March 31, 2001 includes a charge for minority interests of $2,017,000 consisting of $1,634,000 related to The Saul Organization's share of the net income for such quarter and $383,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the three months ended March 31, 2000 of $2,017,000 consists of $1,538,000 related to The Saul Organization's share of net income for such quarter, and $479,000 related to distributions to minority interests in excess of allocated net income for that period.

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


(Dollars in thousands)                                      Shopping       Office       Corporate   Consolidated
                                                             Centers     Properties     and Other      Totals
------------------------------------                        --------    -----------    ----------    -----------
     Quarter ended March 31, 2001
------------------------------------
Real estate rental operations:
   Revenues..........................................     $   14,569    $    6,621    $      46     $   21,236
   Expenses..........................................         (2,643)       (1,499)          --         (4,142)
                                                          ----------    ----------    ---------      ---------
Income from real estate..............................         11,926         5,122           46         17,094
   Interest expense & amortization of debt costs.....             --            --       (6,488)        (6,488)
   General and administrative........................             --            --         (974)          (974)
                                                          ----------    ----------    ---------      ---------
Subtotal.............................................         11,926         5,122       (7,416)         9,632
   Depreciation and amortization.....................         (2,447)       (1,134)          --         (3,581)
   Minority interests................................             --            --       (2,017)        (2,017)
                                                          ----------    ----------    ---------      ---------
Net income...........................................     $    9,479    $    3,988    $  (9,433)    $    4,034
                                                          ==========    ==========    =========     ==========
Capital investment...................................     $    2,063    $    5,093    $      --     $    7,156
                                                          ==========    ==========    =========     ==========
Total assets.........................................     $  193,203    $  119,489    $  27,150     $  339,842
                                                          ==========    ==========    =========     ==========
------------------------------------
     Quarter ended March 31, 2000
------------------------------------
Real estate rental operations:
   Revenues..........................................     $   14,105    $    5,240    $      62     $   19,407
   Expenses..........................................         (2,810)       (1,208)          --         (4,018)
                                                          ----------    ----------    ---------     ----------
Income from real estate..............................         11,295         4,032           62         15,389
   Interest expense & amortization of debt costs.....             --            --       (5,891)        (5,891)
   General and administrative........................             --            --         (918)          (918)
                                                          ----------    ----------    ---------     ----------
Subtotal.............................................         11,295         4,032       (6,747)         8,580
   Depreciation and amortization.....................         (2,103)         (944)          --         (3,047)
   Minority interests................................             --            --       (2,017)        (2,017)
                                                          ----------    ----------    ---------     ----------
Net income...........................................     $    9,192    $    3,097    $  (8,773)    $    3,516
                                                          ==========    ==========    =========     ==========
Capital investment...................................     $    5,813    $    8,124    $      --     $   13,937
                                                          ==========    ==========    =========     ==========
Total assets.........................................     $  190,479    $   97,855    $  25,979     $  314,313
                                                          ==========    ==========    =========     ==========

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

General
-------

     The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2001 and for the three month period ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

     The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt service and loan repayments, expansion, renovation, and redevelopment of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% of its "real estate investment trust taxable income," as defined in the Code. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings.

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

     Management believes that the Company's current capital resources, which include the Company's credit line of which $33,450,000 was available for borrowing as of March 31, 2001, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

     For the first quarter of 2001, the Company reported Funds From Operations ("FFO") of $9,632,000. This represents a 12.3% increase over the comparable 2000 period's FFO of $8,580,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
------------------------------
      (Dollars in thousands)

                                                                             For the Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                     2001                 2000
                                                                                     ----                 ----
 Net income before minority interests...................................             $  6,051          $  5,533
    Add:
       Depreciation and amortization of real property...................                3,581             3,047
                                                                                     --------          --------
 Funds From Operations..................................................             $  9,632          $  8,580
                                                                                     ========          ========

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

     Cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2001 and 2000 are as follows:

Cash flow provided by (used in):
--------------------------------
       (Dollars in thousands)

                                                                                    For the Three Months Ended March 31,
                                                                                    -----------------------------------
                                                                                               2001                  2000
                                                                                               ----                  ----
      Operating activities....................................................               $10,506             $ 15,292

      Investing activities....................................................                -7,156              -13,937

      Financing activities....................................................                  -775                3,426

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

     Outstanding borrowings on the Company's $70,000,000 unsecured credit line totaled $36,550,000 and $39,500,000, leaving credit availability of $33,450,000 and $30,500,000, as of March 31, 2001 and May 10, 2001, respectively. The credit line matures July 18, 2003 and may be extended one additional year, at the Company's option, by paying a 1/4% extension fee.

     In 1999, the Company closed a $42,000,000 construction loan, which it anticipates will substantially fund the development costs associated with the 235,000 square foot Washington Square mixed-use office/retail complex, located in Old Town Alexandria, Virginia. The loan matures January 2002 and may be extended for two one-year terms at the Company's option with payment of a 1/4% fee and achievement of certain debt service and valuation tests. Interest is paid monthly using the bank's prime rate or LIBOR plus a spread of 1.90%, which will decline upon the achievement of certain leasing benchmarks. At March 31 and May 10, 2001, outstanding borrowings on this construction loan totaled $37,376,000 and $37,750,000, respectively.

     At May 10, 2001, the Company has fixed interest rates on approximately 77.9% of its total debt outstanding. The fixed rate debt has a weighted average remaining term of approximately 11 years.

Redevelopment, Renovations and Acquisitions
-------------------------------------------

     The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail and office development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its activities at Washington Square, Ashburn III & IV, French Market and Crosstown Business Center.

     During the year 2000 the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project will provide 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction is substantially completed. Work continues on the building tenants' fixturing and interior areas. The Company has delivered substantially all of the leased retail space to tenants, several of which were operating by year-end 2000. The Company has successfully negotiated and signed leases on 55% of the 235,000 square feet of tenant space. The 45,000 square feet of street level retail space is 88% leased and 47% of the 190,000 of office space is leased.

     During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center completed in 2000, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. During the third quarter of 2000, the Company purchased an additional
7.1 acres of land adjacent to Ashburn Village II for $1,579,000. The Company has begun developing 4.0 acres of the land as Ashburn Village III, consisting of an 18,000 square foot in-line expansion to the retail area of the existing shopping center. Ashburn III will also include several free standing pad sites. Construction will be substantially completed in May 2001 and tenants are expected to commence operations July 2001. The remaining 3.1 acres provide the Company with the ability to develop up to 40,000 square feet of additional commercial space.

     Beginning in 1998, the Company executed a plan to redevelop its 213,000 square foot French Market shopping center, advantageously located in the thriving northwest section of Oklahoma City, Oklahoma. The plan specified the retenanting of a 103,000 square foot anchor tenant space and conversion of an outdated mini-mall to an anchor tenant use. The former Venture store space was re-demised and leased to Bed Bath and Beyond, Staples, Famous Footwear, BridesMart and Lakeshore Learning. The former enclosed mini-mall was leased to Burlington Coat Factory and during 2000, converted into a two-level 90,000 square foot super store, increasing the center's size to 247,000 square feet. The facade of the center was updated to complement the addition of the new tenants. The Company has recently completed construction of the final phase of the center's redevelopment after it obtained control of 20,000 square feet of space formerly operated as a grocery store. The Company re-demised the space to accommodate nine smaller tenant uses and updated the facade to complement the remainder of the center. As a result of the Company's efforts, approximately 92% of the center was leased as of March 31, 2001.

     The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continues. Nine tenants have leased 68% of the facility and several other leases are under negotiation. Several tenants currently occupy their spaces while the balance of the new tenants are scheduled to begin operations by late summer 2001.

Portfolio Leasing Status
------------------------

     At March 31, 2001, the portfolio consisted of 28 Shopping Centers and 5 predominantly Office Properties, all of which are located in 7 states and the District of Columbia.

     At March 31, 2001, 94.4% of the Company's 5,900,000 square feet of operating leasable space (excluding properties under development, Ashburn Village III & IV and Washington Square) was leased to tenants, as compared to 92.1% at March 31, 2000. The shopping center portfolio (excluding Ashburn Village III & IV) was 94.7% leased at March 31, 2001 compared to 94.3% at March 31, 2000. The Office Properties (excluding Washington Square) were 92.5% leased at March 31, 2001 compared to 80.3% as of March 31, 2000. The overall improvement in the 2001 quarter's leasing percentage compared to the prior year's quarter resulted primarily from the Company's successful leasing at Crosstown Business Center.

Results of Operations
---------------------

     The following discussion compares the results of the Company for the three-month periods ended March 31, 2001 and 2000, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

     Revenues for the three-month period ended March 31, 2001 (the "2001 Quarter"), totaled $21,236,000 compared to $19,407,000 for the comparable quarter in 2000 (the "2000 Quarter"), an increase of $1,829,000 (9.4%).

     Base rent income was $17,285,000 for the 2001 Quarter, compared to $15,647,000 for the 2000 Quarter, representing an increase of $1,638,000 (10.5%). The increase in base rent resulted primarily from new leases in effect at recently developed and acquired properties: Ashburn Village II, a portion of Washington Square (approximately 100,000 square feet) and Phase VI of Avenel Business Park ("Avenel VI") during the 2001 Quarter.

     Expense recoveries were $2,800,000 for the 2001 Quarter compared to $2,822,000 for the comparable 2000 Quarter, representing a decrease of $22,000 (0.8%).

     Percentage rent was $612,000 in the 2001 Quarter, compared to $588,000 in the 2000 Quarter, an increase of $24,000 (4.1%).

     Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $539,000 in the 2001 Quarter, compared to $350,000 in the 2000 Quarter, representing an increase of $189,000 (54.0%). The comparative increase in other income resulted primarily from proceeds collected from a tenant's bankruptcy estate in excess of the Company's rent loss provision and to a lesser extent, parking income collected at Washington Square during the 2001 Quarter.

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, decreased $56,000 (2.5%) to $2,200,000 in the 2001 Quarter from $2,256,000 in the 2000
Quarter.

     The provision for credit losses increased $24,000 (19.8%) to $145,000 in the 2001 Quarter from $121,000 in the 2000 Quarter. The credit loss increase resulted primarily from additions to credit loss reserves for two small retail tenants in bankruptcy.

     Real estate taxes increased $156,000 (9.5%) to $1,797,000 in the 2001 Quarter from $1,641,000 in the 2000 Quarter. The increase in real estate tax expense in the 2001 Quarter resulted primarily from tax expense accrued at the newly developed and acquired Ashburn Village II, Washington Square and Avenel VI.

     Interest expense increased $563,000 (9.7%) to $6,351,000 for the 2001 Quarter from $5,788,000 reported for the 2000 Quarter. The increase resulted from increased average borrowing balances used to fund the acquisition of Avenel VI and the development of the portion of Washington Square recently placed in service.

     Amortization of deferred debt expense increased $34,000 (33.0%) to $137,000 for the 2001 Quarter compared to $103,000 for the 2000 Quarter. The increase resulted from the amortization of additional loan costs related to a new mortgage financing in May 2000 and the refinancing of the Company's line of credit in July 2000.

     Depreciation and amortization expense increased $534,000 (17.5%) from $3,047,000 in the 2000 Quarter to $3,581,000 in the 2001 Quarter, reflecting increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $974,000 for the 2001 Quarter, an increase of $56,000 (6.1%) over the 2000 Quarter. The increase in 2001 expenses compared to 2000 resulted from a 14% increase in payroll related expenses and increased office rent expense.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of March 31, 2001, the Company had variable rate indebtedness totaling $73,926,000. Interest rate fluctuations will affect the Company's annual interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at March 31, 2001 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $739,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of March 31, 2001, the Company had fixed rate indebtedness totaling $274,043,000. If interest rates on the Company's fixed rate debt instruments at March 31, 2001 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $18,400,000.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

               None

Item 2.   Changes in Securities

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               On April 27, 2001, the Company held its Annual Meeting of Stockholders, at which General Paul X. Kelley, Messrs. Charles R. Longsworth, Patrick F. Noonan, and B. Francis Saul III were reelected to the Board of Directors for three year terms expiring at the 2004 Annual Meeting, each receiving in excess of 90% of the votes of the approximately 13,997,000 shares outstanding and eligible to vote at the meeting. The terms of the remaining Board members did not expire as of the April 27, 2001 meeting and those individuals continue as directors of the Company.

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

          (b) First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

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

          (j) Deferred Compensation Plan for Directors dated as of December 13, 1993 as filed as Exhibit 10.(r) of the 1995 Annual Report of the Company on Form 10-K, as amended and restated by the Deferred Compensation and Stock Plan for Directors, dated as of March 18, 1999, filed as Exhibit 10.(k) of the March 31, 1999 Quarterly Report of the Company as amended and restated by the Deferred Compensation and Stock Plan for Directors dated as of April 27, 2001 filed as Exhibit 99 to the Registration Statement No. 333-59962, is hereby incorporated by reference.

          (k) Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

          (l) Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

          (m) Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

          (n) Revolving Credit Agreement dated as of October 1, 1997 by and between Saul Holdings Limited Partnership and Saul Subsidiary II Limited Partnership, as Borrower and U.S. Bank National Association, as agent, is as filed as Exhibit 10.(q) of the 1997 Annual Report of the Company on Form 10-K, as amended by the First Amendment to Revolving Credit Agreement dated as of July 18, 2000, as filed as Exhibit 10.(q) of the September 30, 2000 Quarterly Report of the Company, is hereby incorporated by reference.

          (o) Promissory Note dated as of November 30, 1999 by and between Saul Holdings Limited Partnership as Borrower and Wells Fargo Bank National Association as Lender filed as Exhibit 10.(r) of the 1999 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

     99. Schedule of Portfolio Properties

          Reports on Form 8-K
          -------------------

             None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SAUL CENTERS, INC.
                                 (Registrant)



   Date: May 15, 2001            /s/ Philip D. Caraci
                                 -----------------------------------------------
                                 Philip D. Caraci, President


   Date: May 15, 2001            /s/ Scott V. Schneider
                                 -----------------------------------------------
                                 Scott V. Schneider
                                 Senior Vice President, Chief Financial Officer