Form 10-Q
period 2001-06-30
SAUL CENTERS INC
filed 2001-08-10
CIK 907254

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED June 30, 2001
                                          -------------


                        COMMISSION FILE NUMBER 1-12254
                                               -------


                              SAUL CENTERS, INC.
                              -----------------
            (Exact name of registrant as specified in its charter)


              Maryland                                  52-1833074
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


             8401 Connecticut Avenue, Chevy Chase, Maryland 20815
             ----------------------------------------------------
              (Address of principal executive office) (Zip Code)


        Registrant's telephone number, including area code (301) 986-6200
                                                            -------------


          Number of shares of common stock, par value $0.01 per share outstanding as of August 1, 2001: 14,354,000
                                                   ----------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

              YES   X                       NO____
                   ----

                              SAUL CENTERS, INC.
                               Table of Contents

PART I.   FINANCIAL INFORMATION                                                           Page
                                                                                          ----

Item 1.  Financial Statements (Unaudited)
         -------------------------------

         (a)  Consolidated Balance Sheets as of June 30, 2001 and
              December 31, 2000........................................................    4

         (b)  Consolidated Statements of Operations for the three and six months
              ended June 30, 2001 and 2000.............................................    5

         (c)  Consolidated Statements of Stockholders' Equity as of
              June 30, 2001 and December 31, 2000......................................    6

         (d)  Consolidated Statements of Cash Flows for the six months
              ended June 30, 2001 and 2000.............................................    7

         (e)  Notes to Consolidated Financial Statements...............................    8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

         (a)  Liquidity and Capital Resources...................................          16

         (b)  Results of Operations
              Three months ended June 30, 2001 compared to three months
              ended June 30, 2000...............................................          21

              Six months ended June 30, 2001 compared to six months
              ended June 30, 2000...............................................          22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............          23
         ----------------------------------------------------------

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................          24
         -----------------
Item 2.  Changes in Securities..................................................          24
         ---------------------
Item 3.  Defaults Upon Senior Securities........................................          24
         -------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders....................          24
         ---------------------------------------------------
Item 5.  Other Information......................................................          24
         -----------------
Item 6.  Exhibits and Reports on Form 8-K.......................................          24
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

Saul Centers, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                               June 30,      December 31,
(Dollars in thousands)                                                           2001            2000
-------------------------------------------------------------------------------------------------------------
Assets

  Real estate investments
    Land                                                                      $     67,166    $     66,252
    Buildings and equipment                                                        354,076         325,609
                                                                              ------------    ------------
                                                                                   421,242         391,861
    Accumulated depreciation                                                      (130,540)       (124,180)
                                                                              ------------    ------------
                                                                                   290,702         267,681
  Construction in progress                                                          25,005          41,148
  Cash and cash equivalents                                                          2,398           1,772
  Accounts receivable and accrued income, net                                        5,686           9,540
  Prepaid expenses                                                                  11,342           9,485
  Deferred debt costs, net                                                           2,766           3,054
  Other assets                                                                       3,689           1,770
                                                                              ------------    ------------
        Total assets                                                          $    341,588    $    334,450
                                                                              ============    ============

Liabilities

  Notes payable                                                               $    348,404    $    343,453
  Accounts payable, accrued expenses and other liabilities                          18,976          19,592
  Deferred income                                                                    3,066           2,560
                                                                              ------------    ------------
        Total liabilities                                                          370,446         365,605
                                                                              ------------    ------------

Minority interests                                                                      --              --
                                                                              ------------    ------------

Stockholders' equity (deficit)

  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 14,174,163 and 13,869,535 shares issued and
    outstanding, respectively                                                          142             139
  Additional paid-in capital                                                        57,936          52,594
  Accumulated deficit                                                              (86,936)        (83,888)
                                                                              ------------    ------------
        Total stockholders' equity (deficit)                                       (28,858)        (31,155)
                                                                              ------------    ------------

        Total liabilities and stockholders' equity (deficit)                  $    341,588    $    334,450
                                                                              ============    ============

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 For the Three Months             For the Six Months
                                                                    Ended June 30,                   Ended June 30,
(Dollars in thousands, except per share amounts)                 2001           2000              2001          2000
------------------------------------------------------------------------------------------------------------------------------
Revenue
   Base rent                                                    $ 17,470        $ 15,734        $  34,755       $  31,381
   Expense recoveries                                              2,711           2,545            5,511           5,367
   Percentage rent                                                   241             261              853             849
   Other                                                             497             448            1,036             798
                                                                --------        --------        ---------       ---------
          Total revenue                                           20,919          18,988           42,155          38,395
                                                                --------        --------        ---------       ---------
Operating expenses
   Property operating expenses                                     2,026           1,960            4,226           4,216
   Provision for credit losses                                       136             112              281             233
   Real estate taxes                                               1,759           1,553            3,556           3,194
   Interest expense                                                6,196           5,870           12,547          11,658
   Amortization of deferred debt expense                             136             104              273             207
   Depreciation and amortization                                   3,711           3,236            7,292           6,283
   General and administrative                                      1,031             970            2,005           1,888
                                                                --------        --------        ---------       ---------
          Total operating expenses                                14,995          13,805           30,180          27,679
                                                                --------        --------        ---------       ---------
Net income before minority interests                               5,924           5,183           11,975          10,716
                                                                --------        --------        ---------       ---------
Minority interests
   Minority share of income                                       (1,587)         (1,430)          (3,221)         (2,968)
   Distributions in excess of earnings                              (430)           (587)            (813)         (1,066)
                                                                --------        --------        ---------       ---------
          Total minority interests                                (2,017)         (2,017)          (4,034)         (4,034)
                                                                --------        --------        ---------       ---------
Net income                                                      $  3,907        $  3,166        $   7,941       $   6,682
                                                                ========        ========        =========       =========
Per share (basic and dilutive)

   Net income before minority interests                         $   0.30        $   0.28        $    0.62       $    0.58
                                                                ========        ========        =========       =========
   Net income                                                   $   0.28        $   0.24        $    0.57       $    0.50
                                                                ========        ========        =========       =========

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  (Unaudited)

                                                                                  Additional
                                                                Common             Paid-in          Accumulated
(Dollars in thousands, except per share amounts)                Stock              Capital            Deficit           Total
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

     Balance, December 31, 1999                           $           133     $         44,616   $        (76,608)  $     (31,859)

       Issuance of 535,390 shares of
          common stock                                                  6                7,978                 --           7,984
       Net income                                                      --                   --             14,045          14,045
       Distributions ($1.17 per share)                                 --                   --            (15,915)        (15,915)
       Distributions payable ($.39 per share)                          --                   --             (5,410)         (5,410)
                                                          ---------------     ----------------   ----------------   -------------

     Balance,  December 31, 2000                                      139               52,594            (83,888)        (31,155)

       Issuance of 128,413 shares of
          common stock                                                  1                2,184                 --           2,185
       Net income                                                      --                   --              4,034           4,034
       Distributions payable ($.39 per share)                          --                   --             (5,460)         (5,460)
                                                          ---------------     ----------------   ----------------   -------------

     Balance, March 31, 2001                                          140               54,778            (85,314)        (30,396)

       Issuance of 176,215 shares of
          common stock                                                  2                3,158                 --           3,160
       Net income                                                      --                   --              3,907           3,907
       Distributions payable ($.39 par share)                          --                   --             (5,529)         (5,529)
                                                          ---------------     ----------------   ----------------   -------------

     Balance, June 30, 200l                               $           142     $         57,936   $        (86,936)  $     (28,858)
                                                          ===============     ================   ================   =============

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                     2001               2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                    $      7,941        $      6,682
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interests                                                               4,034               4,034
      Depreciation and amortization                                                    7,565               6,490
      Provision for credit losses                                                        281                 233
      Decrease in accounts receivable                                                  3,573               2,015
      Increase in prepaid expenses                                                    (2,789)                (59)
      Increase in other assets                                                        (1,919)             (1,904)
      Increase (decrease) in accounts payable, accrued expenses
        and other liabilities                                                           (616)              2,772
      Increase (decrease) in deferred income                                             506                (236)
      Other                                                                               15                  --
                                                                                ------------        ------------
        Net cash provided by operating activities                                     18,591              20,027
                                                                                ------------        ------------
Cash flows from investing activities:
  Additions to real estate investments                                                (7,539)             (6,903)
  Additions to construction in progress                                               (5,699)            (17,028)
                                                                                ------------        ------------
        Net cash used in investing activities                                        (13,238)            (23,931)
                                                                                ------------        ------------

Cash flows from financing activities:
  Proceeds from notes payable                                                         16,778              38,581
  Repayments on notes payable                                                        (11,827)            (21,613)
  Additions to deferred debt expense                                                      --                (167)
  Proceeds from the issuance of common stock and
   convertible limited partnership units in
   the Operating Partnership                                                           5,345               3,910
  Distributions to common stockholders and holders
   of convertible limited partnership units in
   the Operating Partnership                                                         (15,023)            (14,593)
                                                                                ------------        ------------
       Net cash provided by (used in) financing activities                            (4,727)              6,118
                                                                                ------------        ------------

Net increase in cash                                                                     626               2,214
Cash, beginning of period                                                              1,772                 957
                                                                                ------------        ------------
Cash, end of period                                                             $      2,398        $      3,171
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

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, and Ashburn Village IV, an in-line retail and retail pad expansion to the Company's Ashburn Village I, II & III shopping center. The Company is also redeveloping an under-performing shopping center to an office/business park. As of June 30, 2001, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn Village IV (the "Shopping Centers"), 4 predominantly office operating properties and Washington Square at Old Town (the "Office Properties").

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

     The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 6,100,000 square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 28 neighborhood and community Shopping Centers and 5 primarily Office Properties, totaling 4,926,000 and 1,202,000 square feet of GLA, respectively. Only the United States Government (12.3%), a tenant of six properties and Giant Food (6.5%), a tenant of eight Shopping Centers, individually accounted for more than 2.2% of the Company's 2000 total revenues. With the exception of six Shopping Center properties, Washington Square and a portion of one Office Property purchased or developed during the past four years, the Company's Current Portfolio Properties consist of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. The Company plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant.

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

         Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the six month periods ended June 30, 2001 and 2000, was $961,000 and $1,068,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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


Accounts Receivable and Accrued Income

         Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at June 30, 2001 and December 31, 2000, accounts receivable included $3,816,000 and $3,053,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $584,000 and $563,000, at June 30, 2001 and December 31, 2000, respectively.


Deferred Debt Costs

         Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $1,675,000 and $1,402,000, at June 30, 2001 and December 31, 2000, respectively.


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

Per Share Data

         Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 19,288,000 and 18,729,000, for the quarters, and 19,208,000 and 18,663,000, for the six month periods ended June 30, 2001 and 2000, respectively. Per share data for net income after minority interests is computed using weighted average shares of 14,116,000 and 13,557,000, for the quarters, and 14,036,000 and 13,491,000 for the six month periods ended June 30, 2001 and 2000, respectively.

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

         The Saul Organization has a 26.7% limited partnership interest, represented by 5,172,000 convertible limited partnership units in the Operating Partnership, as of June 30, 2001. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 26.7% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of June 30, 2001, 170,000 shares were authorized and registered for use under the Plan, and 102,000 shares had been credited to the directors' deferred fee accounts.

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


3.   Construction In Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. During 2001, Ashburn Village III and a portion of the Washington Square development have been placed in operation. Construction in progress balances as of June 30, 2001 and December 31, 2000 are as follows:

          Construction in Progress
          ------------------------
          (In thousands)


                                                   June 30,      December 31,
                                                       2001              2000
                                                       ----              ----
         Washington Square....................      $23,800           $38,588
         Ashburn Village III & IV.............          750             2,105
         Crosstown Business Center............          455               455
                                                    -------           -------
         Total................................      $25,005           $41,148
                                                    =======           =======

4.   Notes Payable

   Notes payable totaled $348,404,000 at June 30, 2001, of which $272,501,000 (78.2%) was fixed rate debt and $75,903,000 (21.8%) was floating rate debt. At June 30, 2001, the Company had a $70,000,000 unsecured revolving credit facility with outstanding borrowings of $38,000,000 and additional borrowing availability of $32,000,000. The facility requires monthly interest payments at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

option. The facility matures July 2003. The Company also had borrowed $37,903,000 of a $42,000,000 construction loan secured by Washington Square at June 30, 2001. The facility requires monthly interest payments at a rate of LIBOR plus 1.9%.

     Notes payable totaled $343,453,000 at December 31, 2000, of which $275,629,000 (80.3%), was fixed rate debt and $67,824,000 (19.7%) was floating rate debt. Outstanding borrowings on the $70,000,000 unsecured revolving credit facility were $34,500,000 at December 31, 2000, with additional borrowing availability of $35,500,000.

          At June 30, 2001, the scheduled maturities of all debt for years ending December 31, were as follows:

     Debt Maturity Schedule
     ----------------------
         (In thousands)

     July 1 through December 31, 2001.................         $  2,956
     2002.............................................           43,925
     2003.............................................           44,525
     2004.............................................           16,317
     2005.............................................            7,375
     2006.............................................            7,995
     Thereafter.......................................          225,311
                                                               --------
     Total............................................         $348,404
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

     The Consolidated Statement of Operations for the six months ended June 30, 2001 includes a charge for minority interests of $4,034,000 consisting of $3,221,000 related to The Saul Organization's share of the net income for such period and $813,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the six months ended June 30, 2000 of $4,034,000 consists of $2,968,000 related to The Saul Organization's share of net income for such period, and $1,066,000 related to distributions to minority interests in excess of allocated net income for that period.

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

     (Dollars in thousands)                                           Shopping       Office      Corporate     Consolidated
                                                                      Centers      Properties    and Other        Totals
----------------------------------------------------------------     ----------   ------------  -----------   --------------
                   Quarter ended June 30, 2001
----------------------------------------------------------------
     Real estate rental operations:
          Revenues..............................................     $   14,177   $      6,701  $        41   $       20,919
          Expenses..............................................         (2,637)        (1,284)           -           (3,921)
                                                                     ----------   ------------  -----------   --------------
     Income from real estate....................................         11,540          5,417           41           16,998
          Interest expense & amortization of debt costs.........                                     (6,332)          (6,332)
          General and administrative............................                                     (1,031)          (1,031)
                                                                     ----------   ------------  -----------   --------------
     Subtotal...................................................         11,540          5,417       (7,332)           9,635
          Depreciation and amortization.........................         (2,520)        (1,191)           -           (3,711)
          Minority interests....................................                                     (2,017)          (2,017)
                                                                     ----------   ------------  -----------   --------------
     Net income.................................................     $    9,020   $      4,226  $    (9,339)  $        3,907
                                                                     ==========   ============  ===========   ==============
     Capital investment.........................................     $    3,399   $      2,684  $         -   $        6,083
                                                                     ==========   ============  ===========   ==============
     Total assets...............................................     $  194,579   $    121,020  $    25,989   $      341,588
                                                                     ==========   ============  ===========   ==============

----------------------------------------------------------------
                   Quarter ended June 30, 2000
----------------------------------------------------------------
     Real estate rental operations:
          Revenues..............................................     $   13,621   $      5,282  $        85   $       18,988
          Expenses..............................................         (2,468)        (1,146)         (11)          (3,625)
                                                                     ----------   ------------  -----------   --------------
     Income from real estate....................................         11,153          4,316           74           15,363
          Interest expense & amortization of debt costs.........              -              -       (5,974)          (5,974)
          General and administrative............................              -              -         (970)            (970)
                                                                     ----------   ------------  -----------   --------------
     Subtotal...................................................         11,153          4,316       (6,870)           8,419
          Depreciation and amortization.........................         (2,308)          (904)         (24)          (3,236)
          Minority interests....................................              -              -       (2,017)          (2,017)
                                                                     ----------   ------------  -----------   --------------
     Net income.................................................     $    8,845   $      3,232  $    (8,911)  $        3,166
                                                                     ==========   ============  ===========   ==============
     Capital investment.........................................     $    3,744   $      6,436  $      (186)  $        9,994
                                                                     ==========   ============  ===========   ==============
     Total assets...............................................     $  192,915   $    100,736  $    25,551   $      319,202
                                                                     ==========   ============  ===========   ==============

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(Dollars in thousands)                                      Shopping          Office          Corporate    Consolidated
                                                            Centers         Properties        and Other       Totals
---------------------------------------------------------  -----------     -----------       ---------     ---------------
                Six months ended June 30, 2001
---------------------------------------------------------
Real estate rental operations:
        Revenues.........................................  $    28,746     $    13,322       $      87     $        42,155
        Expenses.........................................       (5.280)         (2,783)             --              (8,063)
                                                           -----------     -----------       ---------     ---------------
Income from real estate..................................       23,466          10,539              87              34,092
        Interest expense & amortization of debt costs....           --              --         (12,820)            (12,820)
        General and administrative.......................           --              --          (2,005)             (2,005)
                                                           -----------     -----------       ---------     ---------------
Subtotal.................................................       23,466          10,539         (14,738)             19,267
        Depreciation and amortization....................       (4,967          (2,325)             --              (7,292)
        Minority interests...............................           --              --          (4,034)             (4,034)
                                                           -----------     -----------       ---------     ---------------
Net income...............................................  $    18,499     $     8,214       $ (18,772)    $         7,941
                                                           ===========     ===========       =========     ===============
Capital investment.......................................  $     5,462     $     7,777       $      --     $        13,239
                                                           ===========     ===========       =========     ===============
Total assets.............................................  $   194,579     $   121,020       $  25,989     $       341,588
                                                           ===========     ===========       =========     ===============

---------------------------------------------------------
                Six months ended June 30, 2000
---------------------------------------------------------
Real estate rental operations:
        Revenues.........................................  $    27,726     $    10,505       $     164     $        38,395
        Expenses.........................................       (5.278)         (2,349)            (16)             (7,643)
                                                           -----------     -----------       ---------     ---------------
Income from real estate..................................       22,448           8,156             148              30,752
        Interest expense & amortization of debt costs....           --              --         (11,865)            (11,865)
        General and administrative.......................           --              --          (1,888)             (1,888)
                                                           -----------     -----------       ---------     ---------------
Subtotal.................................................       22,448           8,156         (13,605)             16,999
        Depreciation and amortization....................       (4,411)         (1,827)            (45)             (6,283)
        Minority interests...............................           --              --          (4,034)             (4,034)
                                                           -----------     -----------       ---------     ---------------
Net income...............................................  $    18,037     $     6,329       $ (17,684)    $         6,682
                                                           ===========     ===========       =========     ===============
Capital investment.......................................  $     9,557     $    14,253       $     121     $        23,931
                                                           ===========     ===========       =========     ===============
Total assets.............................................  $   192,915     $   100,736       $  25,551     $       319,202
                                                           ===========     ===========       =========     ===============

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

General
-------

         The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2001 and for the three and six month periods ended June 30, 2001.

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

         Management believes that the Company's current capital resources, which include the Company's credit line of which $32,000,000 was available for borrowing as of June 30, 2001, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

         For the second quarter of 2001, the Company reported Funds From Operations ("FFO") of $9,635,000. This represents a 14.4% increase over the comparable 2000 period's FFO of $8,419,000. For the six month period ended June 30, 2001, the Company reported FFO of $19,267,000. This represents a 13.3% increase over the comparable 2000 period's FFO of $16,999,000. FFO is presented on a fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
------------------------------
         (In thousands)
                                                             For the Three Months Ended June 30,
                                                             -----------------------------------
                                                                       2001            2000
                                                                       ----            ----
 Net income before minority interests...........................      $ 5,924        $ 5,183
    Add:
       Depreciation and amortization of real property...........        3,711          3,236
                                                                        -----          -----

 Funds From Operations..........................................      $ 9,635        $ 8,419
                                                                     ========        =======

                                                             For the Six Months Ended June 30,
                                                             ---------------------------------
                                                                       2001            2000
                                                                       ----            ----
 Net income before minority interests............................     $11,975        $10,716
    Add:
       Depreciation and amortization of real property............       7,292          6,283
                                                                        -----          -----

 Funds From Operations...........................................     $19,267        $16,999
                                                                    =========       ========

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

     Cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2001 and 2000 are as follows:

Cash flow provided by (used in):
--------------------------------
         (In thousands)
                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                      2001              2000
                                                      ----              ----

      Operating activities...................       $18,591           $20,027

      Investing activities...................       -13,238           -23,931

      Financing activities...................        -4,727             6,118


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

     Outstanding borrowings on the Company's $70,000,000 unsecured credit line totaled $38,000,000 and $43,000,000, leaving credit availability of $32,000,000 and $27,000,000, as of June 30, 2001 and August 1, 2001, respectively. The credit line matures July 18, 2003 and may be extended one additional year, at the Company's option, by paying a 1/4% extension fee.

     In 1999, the Company closed a $42,000,000 construction loan, which it anticipates will substantially fund the development costs associated with the 235,000 square foot Washington Square mixed-use office/retail complex, located in Old Town Alexandria, Virginia. The loan matures January 2002 and may be extended for two one-year terms at the Company's option with payment of a 1/4% fee and achievement of certain debt service coverage and valuation tests. Interest is paid monthly using the bank's prime rate or LIBOR plus a spread of 1.90%, which will decline upon the achievement of certain leasing benchmarks. At June 30 and August 1, 2001, outstanding borrowings on this construction loan totaled $37,903,000 and $38,342,000, respectively.

     At August 1, 2001, the Company had fixed interest rates on approximately 77.0% of its total debt outstanding. The fixed rate debt has a weighted average remaining term of approximately 11 years.

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

     During the first half of 2001, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction has been completed. Work continues on the building tenants' fixturing and interior areas. As of June 30, 2001, the Company had signed leases on 56% of the 235,000 square feet of tenant space: the 45,000 square feet of street level retail space was 88% leased and the 190,000 square feet of office space was 48% leased.

         During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. Ashburn Village II commenced operations during the third quarter of 2000. In August 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. The Company is completing the development of 4.0 acres of the land known as Ashburn Village III, consisting of a 28,000 square foot in-line and pad expansion to the retail area of the existing shopping center. Construction was substantially completed in May 2001. Tenants are expected to commence operations during August 2001. The remaining 3.1 acres, Ashburn Village VI, provide the Company with the ability to develop up to 40,000 square feet of additional commercial space.

     Beginning in 1998, the Company executed a plan to redevelop its 213,000 square foot French Market shopping center, advantageously located in the thriving northwest section of Oklahoma City, Oklahoma. The plan specified the retenanting of a 103,000 square foot anchor tenant space and conversion of an outdated mini-mall to an anchor tenant use. The former Venture store space was re-demised and leased to Bed Bath and Beyond, Staples, Famous Footwear, BridesMart and Lakeshore Learning. The former enclosed mini-mall was leased to Burlington Coat Factory and during 2000, converted into a two-level 90,000 square foot super store, increasing the center's size to 247,000 square feet. The facade of the center was updated to complement the addition of the new tenants. The Company has recently completed construction of the final phase of the center's redevelopment after it obtained control of 20,000 square feet of space formerly operated as a grocery store. The Company re-demised the space to accommodate nine smaller tenant uses and updated the facade to complement the remainder of the center. As a result of the Company's efforts, approximately 94% of the center was leased as of June 30, 2001.

     The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continues. Ten tenants have leased 78% of the facility and several other leases are under negotiation. Several tenants currently occupy their spaces while the balance of the new tenants are scheduled to begin operations by late summer 2001.

Portfolio Leasing Status
------------------------

         At June 30, 2001, the portfolio consisted of 28 Shopping Centers and 5 predominantly Office Properties, all of which are located in 7 states and the District of Columbia.

         At June 30, 2001, 94.9% of the Company's 5,900,000 square feet of operating leasable space (excluding properties under development, Ashburn Village IV and Washington Square) was leased to tenants, as compared to 92.9% at June 30, 2000. The shopping center portfolio (excluding Ashburn Village IV) was 94.9% leased at June 30, 2001 and June 30, 2000. The Office Properties (excluding Washington Square) were 94.8% leased at June 30, 2001 compared to 82.3% as of June 30, 2000. The overall improvement in the 2001 period's leasing percentage compared to the prior year's period resulted primarily from the Company's successful leasing at Crosstown Business Center.

Results of Operations
---------------------

         The following discussion compares the results of the Company for the three-month periods ended June 30, 2001 and 2000, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

     Revenues for the three-month period ended June 30, 2001 (the "2001 Quarter"), totaled $20,919,000 compared to $18,988,000 for the comparable quarter in 2000 (the "2000 Quarter"), an increase of $1,931,000 (10.2%).

     Base rent income was $17,470,000 for the 2001 Quarter, compared to $15,734,000 for the 2000 Quarter, representing an increase of $1,736,000 (11.0%). The increase in base rent resulted primarily from new leases in effect at recently developed and acquired properties: Ashburn Village II, a portion of Washington Square (approximately 100,000 square feet) and Phase VI of Avenel Business Park ("Avenel VI") during the 2001 Quarter.

     Expense recoveries were $2,711,000 for the 2001 Quarter compared to $2,545,000 for the comparable 2000 Quarter, representing an increase of $166,000 (6.5%). The increase in expense recoveries resulted primarily from new leases in effect at the recently developed and acquired properties.

     Percentage rent was $241,000 in the 2001 Quarter, compared to $261,000 in the 2000 Quarter, a decrease of $20,000 (7.7%). The decline in percentage rent resulted primarily from the departure of a small out-dated grocery store at French Market, which paid percentage rent in the 2000 Quarter but agreed to terminate its occupancy to allow the Company to redevelop and lease the space to several tenants paying increased base rent.

         Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $497,000 in the 2001 Quarter, compared to $448,000 in the 2000 Quarter, representing an increase of $49,000 (10.9%). The comparative increase in other income resulted primarily from parking income collected at Washington Square during the 2001 Quarter.

         Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $66,000 (3.4%) to $2,026,000 in the 2001 Quarter from $1,960,000 in the 2000
Quarter.

         The provision for credit losses increased $24,000 (21.4%) to $136,000 in the 2001 Quarter from $112,000 in the 2000 Quarter. The credit loss increase resulted primarily from additions to credit loss reserves for several shopping center tenants.

         Real estate taxes increased $206,000 (13.3%) to $1,759,000 in the 2001 Quarter from $1,553,000 in the 2000 Quarter. The increase in real estate tax expense in the 2001 Quarter resulted primarily from tax expense accrued at Avenel VI acquired October 2000 and recent developments: Washington Square and Ashburn Village III. Real estate tax expense also increased for 601 Pennsylvania Avenue due the property's increased assessed value.

         Interest expense increased $326,000 (5.6%) to $6,196,000 for the 2001 Quarter from $5,870,000 reported for the 2000 Quarter. The increase resulted from increased average borrowing balances used to fund the acquisition of Avenel VI and the development of Ashburn Village II and III and the portion of Washington Square placed in service.

     Amortization of deferred debt expense increased $32,000 (30.8%) to $136,000 for the 2001 Quarter compared to $104,000 for the 2000 Quarter. The increase resulted from the amortization of additional loan costs related to the refinancing of the Company's line of credit in July 2000.

         Depreciation and amortization expense increased $475,000 (14.7%) from $3,236,000 in the 2000 Quarter to $3,711,000 in the 2001 Quarter, reflecting increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

         General and administrative expense, which consists of payroll, administrative and other overhead expense, was $1,031,000 for the 2001 Quarter, an increase of $61,000 (6.3%) over the 2000 Quarter. The increase in 2001 expenses compared to 2000 resulted primarily from an increase in payroll expenses.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

         Revenues for the six-month period ended June 30, 2001 (the "2001 Period"), totaled $42,155,000 compared to $38,395,000 for the comparable period in 2000 (the "2000 Period"), an increase of $3,760,000 (9.8%).

         Base rent income was $34,755,000 for the 2001 Period, compared to $31,381,000 for the 2000 Period, representing an increase of $3,374,000 (10.8%). The increase in base rent resulted primarily from new leases in effect at recently developed and acquired properties: Ashburn Village II, a portion of Washington Square (approximately 100,000 square feet) and Phase VI of Avenel Business Park ("Avenel VI") during the 2001 Period.

         Expense recoveries were $5,511,000 for the 2001 Period compared to $5,367,000 for the comparable 2000 Period, representing an increase of $144,000 (2.7%).

         Percentage rent was $853,000 in the 2001 Period, compared to $849,000 in the 2000 Period, an increase of $4,000 (0.5%).

        Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $1,036,000 in the 2001 Period, compared to $798,000 in the 2000 Period, representing an increase of $238,000 (29.8%). The comparative increase in other income resulted primarily from proceeds collected from a tenant's bankruptcy estate in excess of the recorded receivable and to a lesser extent, parking income collected at Washington Square during the 2001 Period.

         Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $10,000 (0.2%) to $4,226,000 in the 2001 Period from $4,216,000 in the 2000
Period.


         The provision for credit losses increased $48,000 (20.6%) to $281,000 in the 2001 Period from $233,000 in the 2000 Period. The credit loss increase resulted primarily from additions to credit loss reserves for several shopping center tenants.

         Real estate taxes increased $362,000 (11.3%) to $3,556,000 in the 2001 Period from $3,194,000 in the 2000 Period. The increase in real estate tax expense in the 2001 Period resulted primarily from tax expense accrued at Avenel VI acquired October 2000 and recent developments: Washington Square, Ashburn Village II and III. Real estate tax expense also increased for 601 Pennsylvania Avenue due the property's increased assessed value.

         Interest expense increased $889,000 (7.6%) to $12,547,000 for the 2001 Period from $11,658,000 reported for the 2000 Period. The increase resulted from increased average borrowing balances used to fund the acquisition of Avenel VI and the development of Ashburn Village II and the portion of Washington Square placed in service.

         Amortization of deferred debt expense increased $66,000 (31.9%) to $273,000 for the 2001 Period compared to $207,000 for the 2000 Period. The increase resulted from the amortization of additional loan costs related to a new mortgage financing in May 2000 and the refinancing of the Company's line of credit in July 2000.

         Depreciation and amortization expense increased $1,009,000 (16.1%) from $6,283,000 in the 2000 Period to $7,292,000 in the 2001 Period, reflecting increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

         General and administrative expense, which consists of payroll, administrative and other overhead expense, was $2,005,000 for the 2001 Period, an increase of $117,000 (6.2%) over the 2000 Period. The increase in 2001 expenses compared to 2000 resulted from a 14% increase in payroll and related expenses.


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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of June 30, 2001, the Company had variable rate indebtedness totaling $75,903,000. Interest rate fluctuations will affect the Company's annual interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at June 30, 2001 had been one percent higher, its annual interest expense relating to these debt instruments would have increased by $759,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of June 30, 2001, the Company had fixed rate indebtedness totaling $272,501,000. If interest rates on the Company's fixed rate debt instruments at June 30, 2001 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $18,100,000.

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

           (c) First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership is filed herewith.

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

           (j) Deferred Compensation Plan for Directors dated as of December 13, 1993 as filed as Exhibit 10.(r) of the 1995 Annual Report of the Company on Form 10-K, as amended and restated by the Deferred Compensation and Stock Plan for Directors, dated as of March 18, 1999, filed as Exhibit 10.(k) of the March 31, 1999 Quarterly Report of the Company on Form 10-Q, as amended and restated by the Deferred Compensation and Stock Plan for Directors dated as of April 27, 2001 filed as Exhibit 99 to the Registration Statement No. 333-59962, is hereby incorporated by reference.

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



                                  SAUL CENTERS, INC.
                                  (Registrant)



   Date: August 8, 2001           /s/ Philip D. Caraci
                                  --------------------------------------
                                  Philip D. Caraci, President


   Date: August 8, 2001           /s/ Scott V. Schneider
                                  --------------------------------------
                                  Scott V. Schneider
                                  Senior Vice President, Chief Financial Officer