Form 10-Q
period 2001-09-30
SAUL CENTERS INC
filed 2001-11-13
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 2001
                                        ------------------


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
                                                           --------------


          Number of shares of common stock, par value $0.01 per share outstanding as of November 1, 2001:  14,535,000
                                                    -----------



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

                               SAUL CENTERS, INC.
                               Table of Contents


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.  Financial Statements (Unaudited)
         --------------------------------

     (a) Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000..............................................   4

     (b) Consolidated Statements of Operations for the three and
         nine months ended September 30, 2001 and 2000..................   5

     (c) Consolidated Statements of Stockholders' Equity as of
         September 30, 2001 and December 31, 2000.......................   6

     (d) Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2001 and 2000..............................   7

     (e) Notes to Consolidated Financial Statements.....................   8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

     (a) Liquidity and Capital Resources................................  17

     (b) Results of Operations
         Three months ended September 30, 2001 compared to three months ended September 30, 2000.......................................  22

         Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.......................................  23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  24
         ----------------------------------------------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................  25
         -----------------
Item 2.  Changes in Securities..........................................  25
         ---------------------
Item 3.  Defaults Upon Senior Securities................................  25
         -------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders............  25
         ---------------------------------------------------
Item 5.  Other Information..............................................  25
         -----------------
Item 6.  Exhibits and Reports on Form 8-K...............................  26
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

Saul Centers, Inc.

                  CONSOLIDATED BALANCE SHEETS
                            (Unaudited)


                                                                     September 30,           December 31,
(Dollars in thousands)                                                    2001                   2000
--------------------------------------------------------------------------------------------------------------
Assets

    Real estate investments
      Land                                                               $   67,166             $   66,252
      Buildings and equipment                                               359,354                325,609
                                                                         ----------             ----------
                                                                            426,520                391,861
      Accumulated depreciation                                             (133,938)              (124,180)
                                                                         ----------             ----------
                                                                            292,582                267,681
    Construction in progress                                                 23,868                 41,148
    Cash and cash equivalents                                                 1,020                  1,772
    Accounts receivable and accrued income, net                               7,366                  9,540
    Prepaid expenses                                                         13,060                  9,485
    Deferred debt costs, net                                                  2,886                  3,054
    Other assets                                                              1,655                  1,770
                                                                         ----------             ----------
        Total assets                                                     $  342,437             $  334,450
                                                                         ==========             ==========

Liabilities

    Notes payable                                                        $  350,247             $  343,453
    Accounts payable, accrued expenses and other liabilities                 16,739                 19,592
    Deferred income                                                           2,379                  2,560
                                                                         ----------             ----------
        Total liabilities                                                   369,365                365,605
                                                                         ----------             ----------

Minority interests                                                               --                     --
                                                                         ----------             ----------

Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 14,354,692 and 13,869,535 shares issued and
      outstanding, respectively                                                 144                    139
    Additional paid-in capital                                               61,191                 52,594
    Accumulated deficit                                                     (88,263)               (83,888)
                                                                         ----------             ----------
        Total stockholders' equity (deficit)                                (26,928)               (31,155)
                                                                         ----------             ----------

        Total liabilities and stockholders' equity (deficit)             $  342,437             $  334,450
                                                                         ==========             ==========

       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                                              For the Three Months                       For the Nine Months
                                                               Ended September 30,                       Ended September 30,
(Dollars in thousands, except per share amounts)              2001             2000                     2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
Revenue
    Base rent                                               $    17,546    $   15,934             $   52,301        $   47,315
    Expense recoveries                                            2,881         2,786                  8,392             8,153
    Percentage rent                                                 557           588                  1,410             1,437
    Other                                                           549           416                  1,585             1,214
                                                            -----------    ----------             ----------        ----------
              Total revenue                                      21,533        19,724                 63,688            58,119
                                                            -----------    ----------             ----------        ----------

Operating expenses
    Property operating expenses                                   2,131         1,940                  6,357             6,156
    Provision for credit losses                                     140            72                    421               305
    Real estate taxes                                             1,744         1,591                  5,300             4,785
    Interest expense                                              6,203         6,037                 18,750            17,695
    Amortization of deferred debt expense                           142           123                    415               330
    Depreciation and amortization                                 3,880         3,164                 11,172             9,447
    General and administrative                                    1,004           938                  3,009             2,826
                                                            -----------    ----------             ----------        ----------
              Total operating expenses                           15,244        13,865                 45,424            41,544
                                                            -----------    ----------             ----------        ----------
Net income before minority interests                              6,289         5,859                 18,264            16,575
                                                            -----------    ----------             ----------        ----------

Minority interests
    Minority share of income                                     (1,674)       (1,607)                (4,895)           (4,575)
    Distributions in excess of earnings                            (343)         (410)                (1,156)           (1,476)
                                                            -----------    ----------             ----------        ----------
              Total minority interests                           (2,017)       (2,017)                (6,051)           (6,051)
                                                            -----------    ----------             ----------        ----------
Net income                                                  $     4,272     $   3,842             $   12,213        $   10,524
                                                            ===========    ==========             ==========        ==========
Per Share (basic and dilutive)

    Net income before minority interests                    $      0.33     $    0.31             $     0.95        $     0.89
                                                            ===========     =========            ===========        ==========

    Net income                                              $      0.30     $    0.28             $     0.87        $     0.78
                                                            ===========     =========            ===========        ==========


       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            (Unaudited)


                                                                         Additional
                                                         Common           Paid-in              Accumulated
(Dollars in thousands, except per share amounts)          Stock           Capital                Deficit                 Total
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):


Balance, December 31, 1999                           $     133          $   44,616            $   (76,608)           $   (31,859)

      Issuance of 535,390 shares of
        common stock                                         6               7,978                     --                  7,984
      Net income                                            --                  --                 14,045                 14,045
      Distributions ($1.17 per share)                       --                  --                (15,915)               (15,915)
      Distributions payable ($.39 per share)                --                  --                 (5,410)                (5,410)
                                                     ----------        -----------            -----------            -----------
    Balance, December 31, 2000                             139              52,594                (83,888)               (31,155)

      Issuance of 128,413 shares of
        common stock                                         1               2,184                     --                  2,185
      Net income                                            --                  --                  4,034                  4,034
      Distributions payable ($.39 per share)                --                  --                 (5,460)                (5,460)
                                                     ----------        -----------            -----------            -----------
    Balance, March 31, 2001                                140              54,778                (85,314)               (30,396)

      Issuance of 176,215 shares of
        common stock                                         2               3,158                     --                  3,160
      Net income                                            --                  --                  3,907                  3,907
      Distributions payable ($.39 per share)                --                  --                 (5,529)                (5,529)
                                                     ----------        -----------            -----------            -----------
    Balance, June 30, 2001                                 142              57,936                (86,936)               (28,858)

      Issuance of 180,529 shares of
        common stock                                         2               3,255                     --                  3,257
      Net income                                            --                  --                  4,272                  4,272
      Distributions payable ($.39 per share)                --                  --                 (5,599)                (5,599)
                                                     ----------        -----------            -----------            -----------

    Balance, September 30, 2001                      $     144         $    61,191            $   (88,263)           $   (26,928)
                                                     ==========        ===========            ===========            ===========


       The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                                                            For the Nine Months
                                                                                            Ended September 30,
(Dollars in thousands)                                                                  2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $   12,213             $   10,524
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                                6,051                  6,051
        Depreciation and amortization                                                    11,587                  9,777
        Provision for credit losses                                                         421                    305
        Decrease in accounts receivable                                                   1,753                    522
        Increase in prepaid expenses                                                     (4,989)                (1,620)
        (Increase) decrease in other assets                                                 115                 (1,048)
        Increase (decrease) in accounts payable, accrued expenses
          and other liabilities                                                          (2,853)                   503
        Decrease in deferred income                                                        (181)                  (743)
        Other                                                                                14                     --
                                                                                     -----------            -----------
              Net cash provided by operating activities                                  24,131                 24,271
                                                                                     -----------            -----------

Cash flows from investing activities:
    Additions to real estate investments                                                (10,106)               (11,295)
    Additions to construction in progress                                                (7,273)               (20,554)
                                                                                     -----------            -----------
              Net cash used in investing activities                                     (17,379)               (31,849)
                                                                                     -----------            -----------

Cash flows from financing activities:
    Proceeds from notes payable                                                          37,218                 54,729
    Repayments on notes payable                                                         (30,424)               (29,002)
    Additions to deferred debt expense                                                     (261)                  (824)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                                           8,602                  5,920
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                                         (22,639)               (21,966)
                                                                                     -----------            -----------
              Net cash provided by (used in) financing activities                        (7,504)                 8,857
                                                                                     -----------            -----------

Net increase (decrease) in cash                                                            (752)                 1,279
Cash, beginning of period                                                                 1,772                    957
                                                                                     -----------            -----------
Cash, end of period                                                                  $    1,020             $    2,236
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

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Washington Square at Old Town, a 235,000 square foot Class A mixed-use office/retail complex, and Ashburn Village IV, an in-line retail and retail pad expansion to the Company's Ashburn Village I, II & III shopping center. The Company is also redeveloping an under-performing shopping center to an office/business park. As of September 30, 2001, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn Village IV (the "Shopping Centers"), 4 predominantly office operating properties and Washington Square at Old Town (the "Office Properties").

     To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc., a wholly owned subsidiary of Saul Centers. Saul Centers serves as the sole general partner of the Operating Partnership and of Saul Subsidiary II Limited Partnership, while Saul QRS, Inc. serves as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current Portfolio Properties.

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

     The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 6,100,000 square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 28 neighborhood and community Shopping Centers and 5 primarily Office Properties, totaling 4,926,000 and 1,202,000 square feet of GLA, respectively. Only the United States Government (12.3%), a tenant of six properties and Giant Food (6.5%), a tenant of eight Shopping Centers, individually accounted for more than 2.2% of the Company's 2000 total revenues. With the exception of six Shopping Center properties, Washington Square and a portion of one Office Property purchased or developed during the past four years, the Company's Current Portfolio Properties consist of seasoned properties owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, with no maximum retention period for any property. The Company plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant.


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

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

amount, the Company's policy is to recognize an impairment loss measured by the amount the depreciated cost of the property exceeds its fair value. Fair value is calculated as the present value of expected future cash flows.

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the nine month periods ended September 30, 2001 and 2000, was $1,370,000 and $1,839,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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


Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts due from tenants in accordance with the terms of the respective leases. In addition, at September 30, 2001 and December 31, 2000, accounts receivable included $4,227,000 and $3,053,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $634,000 and $563,000, at September 30, 2001 and December 31, 2000, respectively.


Deferred Debt Costs

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $1,817,000 and $1,402,000, at September 30, 2001 and December 31, 2000, respectively.

Revenue Recognition

     Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles.

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

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

Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers, and is computed using weighted average shares of 19,467,000 and 18,860,000, for the quarters, and 19,294,000 and 18,729,000, for the nine month periods ended September 30, 2001 and 2000, respectively. Per share data for net income after minority interests is computed using weighted average shares of 14,295,000 and 13,688,000, for the quarters, and 14,122,000 and 13,556,000 for the nine month periods ended September 30, 2001 and 2000, respectively.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.


Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

     The Saul Organization has a 26.5% limited partnership interest, represented by 5,172,000 convertible limited partnership units in the Operating Partnership,
as of September 30, 2001.   These Convertible Limited Partnership Units are
convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 26.5% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of September 30, 2001, 170,000 shares were authorized and registered for use under the Plan, and 107,000 shares had been credited to the directors' deferred fee accounts.

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


New Accounting Pronouncements

     Saul Centers, Inc. will adopt FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement retains the requirements of Statement No. 121 for long-lived assets to be held and used, to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss would be measured as the difference between the carrying amount and fair value of the asset. The adoption of Statement No. 144 will not have a material impact on the Company's financial statements.


3.   Construction In Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. During 2001, Ashburn Village III, Crosstown Business Center and a portion of the Washington Square development have been placed in operation. Construction in progress balances as of September 30, 2001 and December 31, 2000 are as follows:

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


          Construction in Progress
          ------------------------
          (In thousands)

                                                September 30,      December 31,
                                                   2001               2000
                                                  ------             ------
   Washington Square........................      $22,563            $38,588
   Ashburn Village III & IV.................          850              2,105
   Crosstown Business Center................          455                455
                                                  -------            -------
   Total ...................................      $23,868            $41,148
                                                  =======            =======

4.    Notes Payable

     Notes payable totaled $350,247,000 at September 30, 2001, of which $285,905,000 (81.6%) was fixed rate debt and $64,342,000 (18.4%) was floating rate debt. At September 30, 2001, the Company had a $70,000,000 unsecured revolving credit facility with outstanding borrowings of $26,000,000 and additional borrowing availability of $44,000,000. The facility requires monthly interest payments at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The facility matures July 2003. The Company also had borrowed $38,342,000 of a $42,000,000 construction loan secured by Washington Square at September 30, 2001. The facility requires monthly interest payments at a rate of LIBOR plus 1.7%.

     Notes payable totaled $343,453,000 at December 31, 2000, of which $275,629,000 (80.3%), was fixed rate debt and $67,824,000 (19.7%) was floating rate debt. Outstanding borrowings on the $70,000,000 unsecured revolving credit facility were $34,500,000 at December 31, 2000, with additional borrowing availability of $35,500,000.

     At September 30, 2001, the scheduled maturities of all debt for years ending December 31, were as follows:

     Debt Maturity Schedule
     ----------------------
         (In thousands)

     October 1 through December 31, 2001..............           $  1,427
     2002.............................................             44,635
     2003.............................................             32,817
     2004.............................................             16,631
     2005.............................................              7,713
     2006.............................................              8,359
     Thereafter.......................................            238,665
                                                                 --------
     Total.............................................          $350,247
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

   The Consolidated Statement of Operations for the nine months ended September 30, 2001 includes a charge for minority interests of $6,051,000 consisting of $4,895,000 related to The Saul Organization's share of the net income for such period and $1,156,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the nine months ended September 30, 2000 of $6,051,000 consists of $4,575,000 related to The Saul Organization's share of net income for such period, and $1,476,000 related to distributions to minority interests in excess of allocated net income for that period.

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



(Dollars in thousands)                    Shopping       Office       Corporate     Consolidated
                                           Centers     Properties     and Other        Totals
                                         ----------  -------------   -----------    -------------
--------------------------------------
     Quarter ended September 30, 2001
--------------------------------------
  Real estate rental operations:
    Revenues...........................  $  14,657    $   6,830      $      46       $   21,533
    Expenses...........................     (2,353)      (1,662)            --           (4,015)
                                         ---------    ---------      ---------       ----------
  Income from real estate..............     12,304        5,168             46           17,518
    Interest expense & amortization of
     debt expense......................         --           --         (6,345)          (6,345)
    General and administrative.........         --           --         (1,004)          (1,004)
                                         ---------    ---------      ---------       ----------
  Subtotal.............................     12,304        5,168         (7,303)          10,169
    Depreciation and amortization......     (2,552)      (1,328)            --           (3,880)
    Minority interests.................         --           --         (2,017)          (2,017)
                                         ---------    ---------      ---------       ----------
  Net income...........................  $   9,752    $   3,840      $   9,320       $    4,272
                                         =========    =========      =========       ==========
  Capital investment...................  $   1,199    $   2,941      $      --       $    4,140
                                         =========    =========      =========       ==========
  Total assets.........................  $ 193,606    $ 122,597      $  26,234       $  342,437
                                         =========    =========      =========       ==========


---------------------------------------
     Quarter ended September 30, 2000
---------------------------------------
  Real estate rental operations:
    Revenues...........................  $  14,359    $   5,251      $     114       $   19,724
    Expenses...........................     (2,360)      (1,232)           (11)          (3,603)
                                         ---------    ---------      ---------       ----------
  Income from real estate..............     11,999        4,019            103           16,121
    Interest expense & amortization of
     debt expense......................         --           --         (6,160)          (6,160)
    General and administrative.........         --           --           (938)            (938)
                                         ---------    ---------      ---------       ----------
  Subtotal.............................     11,999        4,019         (6,995)           9,023
    Depreciation and amortization......     (2,225)        (915)           (24)          (3,164)
    Minority interests.................         --           --         (2,017)          (2,017)
                                         ---------    ---------      ---------       ----------
  Net income...........................  $   9,774    $   3,104      $  (9,036)      $    3,842
                                         =========    =========      =========       ==========
  Capital investment...................  $   2,994    $   3,766      $   1,158       $    7,918
                                         =========    =========      =========       ==========
  Total assets.........................  $ 193,502    $ 103,828      $  28,351       $  325,681
                                         =========    =========      =========       ==========

                              Saul Centers, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(Dollars in thousands)                        Shopping       Office       Corporate     Consolidated
                                               Centers     Properties     and Other        Totals
                                             ----------  -------------   -----------    -------------
------------------------------------------
     Nine months ended September 30, 2001
------------------------------------------
  Real estate rental operations:
    Revenues...........................      $  43,403    $  20,152      $     133       $   63,688
    Expenses...........................         (7,633)      (4,445)            --          (12,078)
                                             ---------    ---------      ---------       ----------
  Income from real estate..............         35,770       15,707            133           51,610
    Interest expense & amortization of
     debt expense......................             --           --        (19,165)         (19,165)
    General and administrative.........             --           --         (3,009)          (3,009)
                                             ---------    ---------      ---------       ----------
  Subtotal.............................         35,770       15,707        (22,041)          29,436
    Depreciation and amortization......         (7,519)      (3,653)            --          (11,172)
    Minority interests.................             --           --         (6,051)          (6,051)
                                             ---------    ---------      ---------       ----------
  Net income...........................      $  28,251    $  12,054      $ (28,092)      $   12,213
                                             =========    =========      =========       ==========
  Capital investment...................      $   6,661    $  10,718      $      --       $   17,379
                                             =========    =========      =========       ==========
  Total assets.........................      $ 193,606    $ 122,597      $  26,234       $  342,437
                                             =========    =========      =========       ==========


------------------------------------------
     Nine months ended September 30, 2000
------------------------------------------
  Real estate rental operations:
    Revenues...........................      $  27,726    $  10,505      $     164       $   38,395
    Expenses...........................         (5,278)      (2,349)           (16)          (7,643)
                                             ---------    ---------      ---------       ----------
  Income from real estate..............         22,448        8,156            148           30,752
    Interest expense & amortization of
     debt expense......................             --           --        (11,865)         (11,865)
    General and administrative.........             --           --         (1,888)          (1,888)
                                             ---------    ---------      ---------       ----------
  Subtotal.............................         22,448        8,156        (13,605)          16,999
    Depreciation and amortization......         (4,411)      (1,827)           (45)          (6,283)
    Minority interests.................             --           --         (4,034)          (4,034)
                                             ---------    ---------      ---------       ----------
  Net income...........................      $  18,037    $   6,329      $ (17,684)      $    6,682
                                             =========    =========      =========       ==========
  Capital investment...................      $   9,557    $  14,253      $     121       $   23,931
                                             =========    =========      =========       ==========
  Total assets.........................      $ 192,915    $ 100,736      $  25,551       $  319,202
                                             =========    =========      =========       ==========

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

General
-------

     The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2001 and for the three and nine month periods ended September 30, 2001.

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

  Management believes that the Company's current capital resources, which include the Company's credit line of which $44,000,000 was available for borrowing as of September 30, 2001, will be sufficient to meet its liquidity needs for the foreseeable future.

Financial Information
---------------------

  For the third quarter of 2001, the Company reported Funds From Operations ("FFO") of $10,169,000. This represents a 12.7% increase over the comparable 2000 period's FFO of $9,023,000. For the nine month period ended September 30, 2001, the Company reported FFO of $29,436,000. This represents a 13.1% increase
over the comparable 2000 period's FFO of $26,022,000.   FFO is presented on a
fully converted basis and as the most widely accepted measure of operating performance for REITs is defined as net income before extraordinary items and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
------------------------------
   (In thousands)

                                                                                 Three Months Ended September 30,
                                                                                ---------------------------------
                                                                                        2001          2000
                                                                                       ------        ------
Net income before minority interests.....................................             $ 6,289        $5,859
 Add:
  Depreciation and amortization of real property.........................               3,880         3,164
                                                                                      -------        ------

Funds From Operations ...................................................             $10,169        $9,023
                                                                                      =======        ======


                                                                                  Nine Months Ended September 30,
                                                                                 --------------------------------
                                                                                       2001            2000
                                                                                      ------          ------
Net income before minority interests.................................                 $18,264         $16,575
 Add:
  Depreciation and amortization of real property.........................              11,172           9,447
                                                                                      -------         -------

Funds From Operations ...................................................             $29,436         $26,022
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

  Cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2001 and 2000 are as follows:

Cash flow provided by (used in):
--------------------------------
     (In thousands)


                                         For the Nine Months Ended September 30,
                                         ---------------------------------------
                                               2001                  2000
                                             --------              --------
  Operating activities.................      $ 24,131              $ 24,271

  Investing activities.................       -17,379               -31,849

  Financing activities.................        -7,504                 8,857



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

  Outstanding borrowings on the Company's $70,000,000 unsecured credit line totaled $26,000,000 and $30,000,000, leaving credit availability of $44,000,000 and $40,000,000, as of September 30, 2001 and November 1, 2001, respectively. The credit line matures July 18, 2003 and may be extended one additional year, at the Company's option, by paying a 1/4% extension fee.

  During the third quarter of 2001, the Company closed on two $7.5 million increases to loans with an existing mortgagor, secured by the Company's recently acquired Phase VI of the Avenel Business Park ("Avenel VI") and recently developed Ashburn Village II and III. The two loans mature in December 2011 and require principal and interest payments based upon a weighted interest rate of 7.40% and a 22 1/2 year amortization period. The net proceeds of these loans were used to reduce outstanding borrowings under the Company's line of credit.

  In 1999, the Company closed a $42,000,000 construction loan, which has substantially funded the development costs associated with the 235,000 square foot Washington Square mixed-use office/retail complex, located in Old Town Alexandria, Virginia. The loan matures January 2002 and may be extended for two one-year terms at the Company's election with payment of a 1/4% fee and achievement of certain debt service coverage and valuation tests. The Company
has requested a one-year extension of the maturity date.   The Company expects
the extension will be completed by yearend. Interest is paid monthly using the bank's prime rate or LIBOR plus a spread of 1.70%, which will decline to a spread of 1.45% when the project is 85% leased. At September 30 and November 1, 2001, outstanding borrowings on this construction loan totaled $38,342,000.

  At November 1, 2001, the Company had fixed interest rates on approximately 81.0% of its total debt outstanding. The fixed rate debt has a weighted average remaining term of approximately 11 years.


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

  During 2001, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction has been completed. Building-out tenant areas continues. As of November 2001, the Company has signed leases on 66% of the 235,000 square feet of tenant space: the 45,000 square feet of street level retail space is 95% leased and the 190,000 square feet of office space is 58% leased.

  During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. Ashburn Village II commenced operations during the third quarter of 2000. In August 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. The Company has recently completed the development of 4.0 acres of the land known as Ashburn Village III, consisting of a 28,000 square foot in-line and pad expansion to the retail area of the existing shopping center. Construction was substantially completed in May 2001. Tenants have commenced operations during the third quarter of 2001. The Company plans to commence construction on the remaining 3.1 acres, Ashburn Village IV, during the fourth quarter of 2001. This phase will consist of an additional 25,000 square feet of retail space. Leases have been signed for 12% of this new shop space. Completion is scheduled for the summer of 2002.

  Beginning in 1998, the Company executed a plan to redevelop its 213,000 square foot French Market shopping center, advantageously located in the thriving northwest section of Oklahoma City, Oklahoma. The plan specified the retenanting of a 103,000 square foot anchor tenant space and conversion of an outdated mini-mall to an anchor tenant use. The former Venture store space was re-demised and leased to Bed Bath and Beyond, Staples, Famous Footwear, BridesMart and Lakeshore Learning. The former enclosed mini-mall was leased to Burlington Coat Factory and during 2000, converted into a two-level 90,000 square foot super store, increasing the center's size to 247,000 square feet. The facade of the center was updated to complement the addition of the new tenants. The Company has recently completed construction of the final phase of the center's redevelopment after it obtained control of 20,000 square feet of space formerly operated as a grocery store. The Company re-demised the space to accommodate nine smaller tenant uses and updated the facade to complement the remainder of the center. As a result of the Company's efforts, approximately 94% of the center was leased as of September 30, 2001.

  The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continues. Ten tenants now occupy 78% of the facility and several other leases are under negotiation.


Portfolio Leasing Status
------------------------

  At September 30, 2001, the portfolio consisted of 28 Shopping Centers and 5 predominantly Office Properties, all of which are located in 7 states and the District of Columbia.

  At September 30, 2001, 94.8% of the Company's 5,900,000 square feet of operating leasable space (excluding properties under lease-up and development, Ashburn Village IV and Washington Square) was leased to tenants, as compared to 92.3% at September 30, 2000. The shopping center portfolio (excluding Ashburn Village IV) was 94.8% leased at September 30, 2001 as compared to 93.9% leased at September 30, 2000. The Office Properties (excluding Washington Square) were 94.7% leased at September 30, 2001 compared to 84.0% as of September 30, 2000. The overall improvement in the 2001 period's leasing percentage compared to the prior year's period resulted primarily from the Company's successful leasing at Crosstown Business Center and Southside Plaza.

Results of Operations
---------------------

  The following discussion compares the results of the Company for the three-month periods ended September 30, 2001 and 2000, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended September 30, 2001 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 2000
--------

  Revenues for the three-month period ended September 30, 2001 (the "2001 Quarter"), totaled $21,533,000 compared to $19,724,000 for the comparable quarter in 2000 (the "2000 Quarter"), an increase of $1,809,000 (9.2%).

  Base rent income was $17,546,000 for the 2001 Quarter, compared to $15,934,000 for the 2000 Quarter, representing an increase of $1,612,000 (10.1%). The increase in base rent resulted primarily from new leases in effect at recently developed and acquired properties: Ashburn Village II and III, a portion of Washington Square (approximately 100,000 square feet) and Avenel VI during the 2001 Quarter.

  Expense recoveries were $2,881,000 for the 2001 Quarter compared to $2,786,000 for the comparable 2000 Quarter, representing an increase of $95,000 (3.4%). The increase in expense recoveries resulted primarily from new leases in effect at the recently developed and acquired properties.

  Percentage rent was $557,000 in the 2001 Quarter, compared to $588,000 in the 2000 Quarter, a decrease of $31,000 (5.3%). The decline in percentage rent resulted primarily from the absence of percentage rent from a tenant at Lumberton Plaza whose sales breakpoint increased when it began paying increased minimum rent.

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $549,000 in the 2001 Quarter, compared to $416,000 in the 2000 Quarter, representing an increase of $133,000 (32.0%). The comparative increase in other income resulted primarily from parking income collected at Washington Square during the 2001 Quarter.

  Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $191,000 (9.8%) to $2,131,000 in the 2001 Quarter from $1,940,000 in the 2000
Quarter. The increase in operating expenses resulted primarily from expenses incurred at recently acquired and developed properties, mainly Washington Square.

  The provision for credit losses increased $68,000 (94.4%) to $140,000 in the 2001 Quarter from $72,000 in the 2000 Quarter. The credit loss increase resulted from additions to credit loss reserves for several shopping center tenants.

  Real estate taxes increased $153,000 (9.6%) to $1,744,000 in the 2001 Quarter from $1,591,000 in the 2000 Quarter. The increase in real estate tax expense in the 2001 Quarter resulted primarily from tax expense accrued at Avenel VI acquired in October 2000 and the recently developed Washington Square. Real estate tax expense also increased for 601 Pennsylvania Avenue due to the property's increased assessed value.

  Interest expense increased $166,000 (2.7%) to $6,203,000 for the 2001 Quarter
from $6,037,000 reported for the 2000 Quarter.   The increase resulted from
increased average borrowing balances used to fund the acquisition of Avenel VI and the development of Ashburn Village II and III and the portion of Washington Square placed in service. The increase was offset in part by a 300 basis point reduction in the average interest rate charged on variable rate debt.

  Amortization of deferred debt expense increased $19,000 (15.4%) to $142,000 for the 2001 Quarter compared to $123,000 for the 2000 Quarter. The increase resulted from the amortization of additional loan costs related to the refinancing of the Company's line of credit in 2000 and $15 million of new fixed rate mortgage borrowings in 2001.

     Depreciation and amortization expense increased $716,000 (22.6%) from $3,164,000 in the 2000 Quarter to $3,880,000 in the 2001 Quarter, reflecting increased depreciation expense for developments and acquisitions placed in service during the past twelve months.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $1,004,000 for the 2001 Quarter, an increase of $66,000 (7.0%) over the 2000 Quarter. The increase in 2001 expenses compared to 2000 resulted primarily from an increase in payroll expenses.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000
----

  Revenues for the nine-month period ended September 30, 2001 (the "2001 Period"), totaled $63,688,000 compared to $58,119,000 for the comparable period in 2000 (the "2000 Period"), an increase of $5,569,000 (9.6%).

  Base rent income was $52,301,000 for the 2001 Period, compared to $47,315,000 for the 2000 Period, representing an increase of $4,986,000 (10.5%). The increase in base rent resulted primarily from new leases in effect at recently developed and acquired properties: Ashburn Village II, a portion of Washington Square (approximately 100,000 square feet) and Avenel VI during the 2001 Period.

  Expense recoveries were $8,392,000 for the 2001 Period compared to $8,153,000 for the comparable 2000 Period, representing an increase of $239,000 (2.9%).

  Percentage rent was $1,410,000 in the 2001 Period, compared to $1,437,000 in the 2000 Period, a decrease of $27,000 (1.9%).

  Other income, which primarily consists of parking income, kiosk and temporary leasing, and fees associated with early termination of leases, was $1,585,000 in the 2001 Period, compared to $1,214,000 in the 2000 Period, representing an increase of $371,000 (30.6%). The comparative increase in other income resulted primarily from proceeds collected from a tenant's bankruptcy estate in excess of the recorded receivable and to a lesser extent, parking income collected at Washington Square during the 2001 Period.

    Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $201,000 (3.3%) to $6,357,000 in the 2001 Period from $6,156,000 in the 2000
Period.

  The provision for credit losses increased $116,000 (38.0%) to $421,000 in the 2001 Period from $305,000 in the 2000 Period. The credit loss increase resulted primarily from additions to credit loss reserves for several shopping center tenants.

  Real estate taxes increased $515,000 (10.8%) to $5,300,000 in the 2001 Period from $4,785,000 in the 2000 Period. The increase in real estate tax expense in the 2001 Period resulted primarily from tax expense accrued at Avenel VI acquired in October 2000 and the recently developed Washington Square. Real estate tax expense also increased for 601 Pennsylvania Avenue due to the property's increased assessed value.

  Interest expense increased $1,055,000 (6.0%) to $18,750,000 for the 2001
Period from $17,695,000 reported for the 2000 Period.   The increase resulted
from increased average borrowing balances used to fund the acquisition of Avenel VI and the development of Ashburn Village II and the portion of Washington Square placed in service. The increase was offset in part by a 180 basis point reduction in the average interest rate charged on variable rate debt.

  Amortization of deferred debt expense increased $85,000 (25.8%) to $415,000 for the 2001 Period compared to $330,000 for the 2000 Period. The increase resulted from the amortization of additional loan costs related to a new mortgage financing and refinancing of the Company's line of credit in 2000 and $15 million of new fixed rate mortgage borrowings in 2001.

     Depreciation and amortization expense increased $1,725,000 (18.3%) from $9,447,000 in the 2000 Period to $11,172,000 in the 2001 Period, reflecting increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

     General and administrative expense, which consists of payroll, administrative and other overhead expense, was $3,009,000 for the 2001 Period, an increase of $183,000 (6.5%) over the 2000 Period. The increase in 2001 expenses compared to 2000 resulted from increased payroll and related expenses.

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

     The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of September 30, 2001, the Company had variable rate indebtedness totaling $64,342,000. Interest rate fluctuations will affect the Company's annual interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at September 30, 2001 had been one percent higher, its annual interest expense relating to these debt instruments would have increased by $643,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of September 30, 2001, the Company had fixed rate indebtedness totaling $285,905,000. If interest rates on the Company's fixed rate debt instruments at September 30, 2001 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $18,526,000.



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

          (c) First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as
               Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference.

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



                                SAUL CENTERS, INC.
                                (Registrant)




 Date:  November 12, 2001       /s/ Philip D. Caraci
                                --------------------------------------
                                Philip D. Caraci, President



 Date:  November 12, 2001       /s/ Scott V. Schneider
                                --------------------------------------
                                Scott V. Schneider
                                Senior Vice President, Chief Financial Officer