Form 10-K405
period 2001-12-31
SAUL CENTERS INC
filed 2002-03-27
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)
     X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    ---
          EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ________________

                         Commission File number 1-12254

                               SAUL CENTERS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                       52-1833074
-------------------------------------                 --------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

 7501 Wisconsin Ave, Suite 1500, Bethesda,  Maryland             20814
----------------------------------------------------    -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
-------------------------------        -----------------------------------------

Common Stock, Par Value $0.01 Per Share      New York Stock Exchange ____

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

Yes  X  No ___
    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         The number of shares of Common Stock, $0.01 par value, outstanding as of February 22, 2002 was 14,705,095.

                                TABLE OF CONTENTS
                                -----------------

                                                      PART I                                      Page Numbers
                                                                                                  ------------
Item 1.        Business                                                                                 3

Item 2.        Properties                                                                               7

Item 3.        Legal Proceedings                                                                        12

Item 4.        Submission of Matters to a Vote of Security Holders                                      12

                                                   PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                                                      12

Item 6.        Selected Financial Data                                                                  13

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                15

Item 7a.       Quantitative and Qualitative Disclosures About Market Risk                               24

Item 8.        Financial Statements and Supplementary Data                                              24

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                                      25

                                                  PART III

Item 10.       Directors and Executive Officers of the Registrant                                       25

Item 11.       Executive Compensation                                                                   25

Item 12.       Security Ownership of Certain Beneficial Owners and Management                           25

Item 13.       Certain Relationships and Related Transactions                                           25

                                                   PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                          26


                                        FINANCIAL STATEMENT SCHEDULE

Schedule III.  Real Estate and Accumulated Depreciation                                                F-19

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

          Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Ashburn Village IV, an in-line retail and retail pad expansion to the Ashburn Village shopping center. The Company recently completed development of Ashburn Village III, Washington Square at Old Town and Crosstown Business Center. As of December 31, 2001, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn Village IV (the "Shopping Centers") and 5 predominantly office operating properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

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

Principal Offices
-----------------

         The principal offices of the Company are located at 7501 Wisconsin Avenue, Bethesda, Maryland 20814, and the Company's telephone number is (301) 986-6200. The Company's internet web address is www.saulcenters.com.

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

         It is management's intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 2001 and 2000, the Company was involved in predevelopment and/or development of 9 of its properties. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

         In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including (i) the location and accessibility of the property; (ii) the geographic area (with an emphasis on the Washington DC/Baltimore Metropoliton area) and demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) the size of the property; (iv) the purchase price; (v) the non-financial terms of the proposed acquisition; (vi) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (vii) the "fit" of the property with the Company's existing portfolio; (viii) the potential for, and current extent of, any environmental problems; (ix) the current and historical occupancy rates of the property or any comparable or competing properties in the same market; (x) the quality of construction and design and the current physical condition of the property; (xi) the financial and other characteristics of existing tenants and the terms of existing leases; and (xii) the potential for capital appreciation.

         Although it is management's present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington DC/Balitimore Metropolitan areas, the Company may, in the futuree, also acquire other types of real estate in other areas of the country.

Capital Strategies
------------------

         As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties' aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to total asset value as of December 31, 2001 remains less than 50%.

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

Employees
---------

         As of February 22, 2002, the Company employed approximately 50 persons, including six full-time leasing officers. None of the Company's employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

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

         During 2001, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction has been completed. The build-out of office tenant areas continues. As of February 22, 2002, the Company has signed leases on 69% of the 235,000 square feet of tenant space: the 46,000 square feet of street level retail space is 98% leased and the 189,000 square feet of office space is 62% leased.

         During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. Ashburn Village II commenced operations during the third quarter of 2000. In August 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. During 2001, the Company completed the development of
4.0 acres of the land known as Ashburn Village III, consisting of a fully leased 28,000 square foot in-line and pad expansion to the retail area of the existing shopping center. The Company commenced construction on the remaining 3.1 acres known as Ashburn Village IV, during the fourth quarter of 2001. This phase will consist of an additional 25,000 square feet of retail space and will complete the development of Ashburn Village. Leases have been signed for 25% of this new shop space. Completion is scheduled for the summer of 2002.

         Beginning in 1998, the Company executed a plan to redevelop its 213,000 square foot French Market shopping center, located in the northwest section of Oklahoma City, Oklahoma. The plan specified the retenanting of a 103,000 square foot anchor tenant space and conversion of an outdated mini-mall to an anchor tenant use. The former Venture store space was re-demised and leased to Bed Bath and Beyond, Staples, Famous Footwear, BridesMart and Lakeshore Learning. The former enclosed mini-mall was leased to Burlington Coat Factory and during 2000, converted into a two-level 90,000 square foot super store, increasing the center's size to 247,000 square feet. The facade of the center was updated to complement the addition of the new tenants. The Company has recently completed construction of the final phase of the center's redevelopment after it obtained control of 20,000 square feet of space formerly operated as a grocery store. The Company re-demised the space to accommodate nine smaller tenant uses and updated the facade to complement the remainder of the center. As a result of the Company's efforts, approximately 94% of the center was leased as of December 31, 2001.

         The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continued throughout 2001. Twelve tenants lease 91% of the facility as of February 22, 2002.

         The Company has contracted with a third party to purchase 24.0 acres of land zoned for retail development in Loudoun County, Virginia, for a purchase price of $5.3 million. Closing is scheduled for March 2002.

Item 2.  Properties

Overview
--------

         The Company is the owner and operator of a real estate portfolio of 33 properties totaling approximately 6,200,000 square feet of gross leasable area ("GLA") located primarily in the Washington, D.C./Baltimore metropolitan area. The portfolio is composed of 28 neighborhood and community Shopping Centers, and 5 predominantly Office Properties totaling approximately 5,000,000 and 1,200,000 square feet of GLA, respectively. Only the United States Government (9.7%), a tenant of 6 properties and Giant Food (6.2%), a tenant of 8 Shopping Centers, individually accounted for more than 2.1% of the Company's total revenues for the year ending December 31, 2001. With the exception of 5 Shopping Center properties and a portion of one Office Property purchased or developed during the past five years, the Company's Current Portfolio Properties consist of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See "Item 1. Business--Operating Strategies" and "Business--Capital Strategies."

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

         The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. Based upon census data, the average estimated population within a three and five-mile radius of the Shopping Centers is approximately 114,000 and 276,000, respectively. The average household income within both the three and five mile radii of the Shopping Centers is approximately $72,000, compared to a national average of $55,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that any significant numbers of competing centers will be developed in the future.

         The Shopping Centers range in size from 5,000 to 561,000 square feet of GLA, with seven in excess of 300,000 square feet, and a weighted average of approximately 182,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Seventeen of the 28 Shopping Centers are anchored by a grocery store. As of February 22, 2002, no single Shopping Center accounted for more than 11.5% of the total Shopping Center GLA.

The Office Properties
---------------------

         Four of the five Office Properties are located in the Washington, DC metropolitan area and contain an aggregate GLA of approximately 975,000 square feet, comprised of 889,000 and 86,000 square feet of office and retail space, respectively. The fifth Office Property is located in Tulsa, Oklahoma and contains GLA of 197,000 square feet. The Office Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. As a consequence, management believes that the Washington DC area Office Properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, DC market and do not compete with one another.

         601 Pennsylvania Ave. is a nine-story, Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime location in downtown Washington DC. Van Ness Square is a six-story office/retail building rebuilt in 1990. Van Ness Square is located in a highly developed commercial area of Northwest Washington, DC which offers extensive retail and restaurant amenities. Management believes that the Washington, DC office market is one of the strongest and most stable leasing markets in the nation, with relatively low vacancy rates in comparison to other major metropolitan areas. Management believes that the long-term stability of this market is attributable to the status of Washington, DC as the nation's capital and to the presence of the federal government, international agencies, and an expanding private sector job market.

         Washington Square at Old Town is a new 235,000 square foot Class A mixed-use office/retail complex located on a two-acre site along Alexandria's main street, North Washington Street, in historic Old Town Alexandria. Washington Square features two twin four-story buildings with brick and cast stone exterior facades and glass curtain walls overlooking a spacious, attractively landscaped brick courtyard. The property features three-story atrium lobbies, a fitness center, concierge service, 600 space parking structure and computerized energy management system.

         Avenel Business Park (Phases I-III) is a research park located in the suburban Maryland, I-270 biotech corridor. On April 1, 1998, the Company purchased Avenel IV, a newly constructed and 100% leased office/flex building located adjacent to Avenel Phases I-III. Two additional buildings (Avenel V) were completed in January 1999. Phase VI was purchased October 2000. The combined business park consists of twelve one-story buildings built in five phases which were completed in 1981, 1985, 1989, 1998, 1999 and 2000. Management believes that, due to its desirable location, the high quality of the property, increased federal funding for medical research and the relative scarcity of research and development space in its immediate area, Avenel should continue to attract and retain desirable tenants in the future.

         Crosstown Business Center is a 197,135 square foot flex office/warehouse complex located in Tulsa, Oklahoma. The property is located in close proximity to Tulsa's international airport and major roadways and has attracted tenants requiring light industrial and distribution facilities.

         The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

          Saul Centers, Inc.
Schedule of Current Portfolio Properties
          December 31, 2001

                                                                   Leasable              Year
                                                                     Area              Developed             Land
                                                                   (Square            of Acquired            Area
              Property                   Location                    Feet)           (Renovated)            (Acres
   -----------------------------   --------------------          -----------        --------------         ---------
Shopping Centers
----------------

   Ashburn Village I, II & III       Ashburn, VA                    185,537          1994, 2000/01            23.3
                                (a)
   Ashburn Village  IV               Ashburn, VA                     25,000               2002                 3.1

   Beacon Center                     Alexandria, VA                 352,915          1972 (1993/99)           32.3


   Belvedere                         Baltimore, MD                   54,941               1972                 4.8

   Boulevard                         Fairfax, VA                     56,350           1994 (1999)              5.0

   Clarendon                         Arlington, VA                    6,940               1973                 0.5

   Clarendon Station                 Arlington, VA                    4,868               1996                 0.1

   Flagship Center                   Rockville, MD                   21,500            1972, 1989              0.5

   French Market                     Oklahoma City, OK              245,629          1974 (1984/98)           13.8


   Germantown                        Germantown, MD                  26,241               1992                 2.7

   Giant                             Baltimore, MD                   70,040           1972 (1990)              5.0

   The Glen                          Lake Ridge, VA                 112,639               1994                14.7

   Great Eastern                     District Heights, MD           254,398           1972 (1995)             23.9

   Hampshire Langley                 Langley Park, MD               131,700           1972 (1979)              9.9

   Leesburg Pike                     Baileys Crossroads, VA          97,880          1966 (1982/95)            9.4

   Lexington Mall                    Lexington, KY                  315,719               1974                30.0

   Lumberton                         Lumberton, NJ                  190,510          1975 (1992/96)           23.3

   Olney                             Olney, MD                       53,765           1975 (1990)              3.7

   Ravenwood                         Baltimore, MD                   87,750               1972                 8.0

   Seven Corners                     Falls Church, VA               560,998          1973 (1994-7)            31.6


   Shops at Fairfax                  Fairfax, VA                     68,743          1975 (1993/99)            6.7

   Southdale                         Glen Burnie, MD                484,115           1972 (1986)             39.6


                                                Percentage Leased
              Property                      Dec-2001        Dec-2000                  Anchor/Significant Tenants
   -----------------------------          ------------     ----------   ------------------------------------------------------------
Shopping Centers
----------------

   Ashburn Village I, II & III                100%              98%     Giant Food, Blockbuster

   Ashburn Village  IV                         17%              n/a

   Beacon Center                              100%              96%     Lowe's, Giant Food, Office Depot, Outback Steakhouse,
                                                                        Marshalls, Hollywood Video, Hancock Fabrics

   Belvedere                                   86%             100%     Food King

   Boulevard                                   93%             100%     Danker Furniture, Petco, Party City

   Clarendon                                  100%             100%

   Clarendon Station                           78%             100%

   Flagship Center                            100%             100%

   French Market                               93%              87%     Burlington Coat Factory, Bed Bath & Beyond, Famous Footwear,
                                                                        Lakeshore Learning Center,  BridesMart, Staples, Dollar Tree

   Germantown                                 100%              97%

   Giant                                      100%             100%     Giant Food

   The Glen                                    99%             100%     Safeway Marketplace, CVS Pharmacy

   Great Eastern                              100%             100%     Giant Food, Pep Boys, Big Lots, Run N' Shoot

   Hampshire Langley                          100%             100%     Safeway, Blockbuster

   Leesburg Pike                              100%             100%     Zany Brainy, CVS Pharmacy, Kinko's, Hollywood Video

   Lexington Mall                              69%              78%     Dillard's

   Lumberton                                   89%              85%     SuperFresh, Rite Aid, Blockbuster, Ace Hardware

   Olney                                       99%              95%     Rite Aid

   Ravenwood                                  100%              98%     Giant Food, Hollywood Video

   Seven Corners                              100%              99%     Home Depot, Shoppers Club, Best Buy, Michaels,  Barnes &
                                                                        Noble, Ross Dress For Less, G Street Fabrics

   Shops at Fairfax                           100%             100%     SuperFresh, Blockbuster

   Southdale                                   94%              99%     Giant Food, Home Depot, Circuit City, Kids R Us, Michaels,
                                                                        Marshalls, PetSmart, Value City Furniture

     Saul Centers, Inc.
Schedule of Current Portfolio Properties
      December 31, 2001

                                                                 Leasable           Year
                                                                   Area           Developed       Land
                                                                 (Square         or Acquired      Area       Percentage Leased
           Property                     Location                   Feet)         (Renovated)     (Acres)    Dec-2001   Dec-2000
  --------------------------        ----------------           -------------   ---------------  --------  ----------- ----------
Shopping Centers (continued)
----------------------------

     Southside Plaza                  Richmond, VA                340,691           1972           32.8        91%         81%

     South Dekalb Plaza               Atlanta, GA                 162,793           1976           14.6       100%        100%

     Thruway                          Winston-Salem, NC           344,880       1972 (1997)        30.5        97%         93%


     Village Center                   Centreville, VA             143,109           1990           17.2       100%        100%

     West Park                        Oklahoma City, OK            76,610           1975           11.2        57%         58%

     White Oak                        Silver Spring, MD           480,156       1972 (1993)        28.5        99%         99%

                                                               ----------                       -------   -------     -------
                                    Total Shopping Centers      4,956,417                         426.7      94.3%       94.1%

                                                               ----------                       -------   -------     -------

Office Properties
-----------------

     Avenel Business Park             Gaithersburg, MD            388,620        1981-2000         37.1       100%        100%


     Crosstown Business Center        Tulsa, OK                   197,135       1975 (2000)        22.4        82%         41%

     601 Pennsylvania Ave             Washington, DC              225,414       1973 (1986)         1.0        99%        100%


     Van Ness Square                  Washington, DC              156,493       1973 (1990)         1.2        97%         93%

     Washington Square                Alexandria, VA              235,239       1975 (2000)         2.0        69%         49%

                                                               ----------                       -------   -------     -------

                                    Total Office Properties     1,202,901                          61.7      90.4%       79.4%
                                                               ----------                       -------   -------     -------


                                           Total Portfolio      6,159,318                         488.4      93.5%       91.2%
                                                               ==========                       =======   =======     =======

           Property                          Anchor/Significant Tenants
  --------------------------        --------------------------------------------
Shopping Centers (continued)
----------------------------

     Southside Plaza                CVS Pharmacy, Community Pride Supermarket, Maxway

     South Dekalb Plaza             MacFrugals, Pep Boys, The Emory Clinic, Maxway

     Thruway                        Harris Teeter, Fresh Market, Bed Bath & Beyond, Stein Mart, Eckerd Drugs,
                                    Houlihan's, Borders Books,  Zany Brainy,  Blockbuster

     Village Center                 Giant Food, Tuesday Morning, Blockbuster

     West Park                      Homeland Stores, Family Dollar

     White Oak                      Giant Food, Sears, Rite Aid, Blockbuster





Office Properties
-----------------

     Avenel Business Park           General Services Administration, VIRxSYS, Boston Biomedica, Broadsoft,
                                    NeuralSTEM, Quanta Systems

     Crosstown Business Center      Compass Group, Roxtec, Par Electric

     601 Pennsylvania Ave           General Services Administration, Credit Union National Assn, Southern
                                    Company, HQ Global, Alltel, American Arbitration, Capital Grille

     Van Ness Square                INTELSAT, Team Video Intl, Office Depot, Pier 1

     Washington Square              Vanderweil Engineering, World Wide Retail Exch., American Management
                                    Systems, Trader Joe's, Kinko's, Blockbuster

(a) Undeveloped land acquired August 2000. Construction commenced during the fourth quarter of 2001 and is scheduled to be completed during the summer of 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information
------------------

         Saul Centers shares are listed on the New York Stock Exchange under the symbol "BFS". The composite high and low closing sale prices for the common stock shares as reported by the New York Stock Exchange for each quarter of 2001 and 2000 were as follows:

                              Period                               Share Price
                              ------                               -----------

                                                                High        Low
                                                               ------     ------
              October 1, 2001 - December 31, 2001              $22.00     $18.98
              July 1, 2001 - September 30, 2001                $19.87     $18.25
              April 1, 2001 - June 30, 2001                    $19.30     $18.05
              January 1, 2001 - March 31, 2001                 $19.00     $17.60

              October 1, 2000 - December 31, 2000              $18.63     $15.31
              July 1, 2000 - September 30, 2000                $16.50     $15.63
              April 1, 2000 - June 30, 2000                    $16.81     $15.38
              January 1, 2000 - March 31, 2000                 $16.31     $13.94

         On February 22, 2002, the closing price was $22.55.

Holders
-------

The approximate number of holders of record of the common stock was 500 as of February 22, 2002.

Dividends
---------

         The Company paid four quarterly distributions in the amount of $0.39 per share, during each of the years ended December 31, 2001 and 2000, totaling $1.56 per share for each of these years, or an annual yield of 6.9% based on the $22.55 closing price of the common stock on the New York Stock Exchange as of February 22, 2002. The Company has determined that 98.02% of the total $1.56 per share paid in calendar year 2001 represents currently taxable dividend income to the stockholders, while the balance of 1.98% is considered return of capital.

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

         Under the Code, REIT's are subject to numerous organizational and operation requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2001 and 2000. Actual distributions by the Company were $30,067,000 in 2001 and $29,186,000 in 2000.

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

Saul Centers, Inc.

                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                                                              Years Ended December 31,
                                                                                2001       2000        1999       1998       1997
                                                                             ---------   ---------  ---------  ---------  ---------
Operating Data:
---------------

   Total revenue .........................................................   $  86,308   $  79,029  $  73,791  $  70,583  $  67,717
   Operating expenses ....................................................      60,925      56,915     53,124     53,393     50,722
                                                                             ---------   ---------  ---------  ---------  ---------

   Operating income ......................................................      25,383      22,114     20,667     17,190     16,995
   Non-operating income (loss)
      Gain on sale of property ...........................................          --          --        553         --         --
      Change in accounting method ........................................          --          --         --       (771)        --
      Sale of interest rate protection agreements ........................          --          --         --         --     (4,392)
                                                                             ---------   ---------  ---------  ---------  ---------
   Net income before extraordinary item and minority interests ...........      25,383      22,114     21,220     16,419     12,603
   Extraordinary item: Early extinguishment of debt ......................          --          --         --        (50)    (3,197)
   Net income before minority interests ..................................      25,383      22,114     21,220     16,369      9,406
   Minority interests ....................................................      (8,069)     (8,069)    (7,923)    (7,240)    (6,854)
                                                                             ---------   ---------  ---------  ---------  ---------
   Net income ............................................................   $  17,314   $  14,045  $  13,297  $   9,129  $   2,552
                                                                             =========   =========  =========  =========  =========

Per Share Data:
--------------
   Net income before extraordinary item and minority interests ...........   $    1.31   $    1.18  $    1.17  $    0.95  $    0.76
                                                                             =========   =========  =========  =========  =========

   Net income ............................................................   $    1.22   $    1.03  $    1.01  $    0.72  $    0.21
                                                                             =========   =========  =========  =========  =========

   Weighted average shares outstanding:
      Fully converted ....................................................      19,383      18,796     18,148     17,233     16,690
                                                                             =========   =========  =========  =========  =========

      Common stock .......................................................      14,210      13,623     13,100     12,644     12,297
                                                                             =========   =========  =========  =========  =========

Dividends Paid:
----------------
      Cash dividends to common
                      stockholders (1) ...................................   $  21,998   $  21,117  $  20,308  $  19,731  $  19,063
                                                                             =========   =========  =========  =========  =========

      Cash dividends per share ...........................................   $    1.56   $    1.56  $    1.56  $    1.56  $    1.56
                                                                             =========   =========  =========  =========  =========

Balance Sheet Data:
-------------------
   Income-producing properties
      (net of accumulated depreciation) ..................................   $ 316,718   $ 267,681  $ 256,110  $ 246,151  $ 242,653
   Total assets ..........................................................     346,403     334,450    299,665    271,034    260,942
   Total debt, including accrued interest ................................     353,554     344,686    311,114    291,576    286,072
   Total stockholders' equity (deficit) ..................................     (24,123)    (31,155)   (31,859)   (37,284)   (38,054)

Other Data
----------
   Funds from operations (2)
      Net income before minority interests ...............................   $  25,383   $  22,114  $  21,220  $  16,369  $   9,406
      Depreciation and amortization of real property .....................      14,758      13,534     12,163     12,578     10,642
      Gain on sale of property ...........................................          --          --       (553)        --         --

       Change in accounting method .......................................          --          --         --        771         --
       Debt restructuring losses:
                       Sale of interest rate protection agreements.                 --          --         --         --      4,392
       Extraordinary item: early extinguishment of debt ..................          --          --         --         50      3,197
                                                                             ---------   ---------  ---------  ---------  ---------

   Funds from operations .................................................   $  40,141   $  35,648  $  32,830  $  29,768  $  27,637
                                                                             =========   =========  =========  =========  =========

   Cash flow provided by (used in):
       Operating activities ..............................................   $  31,834   $  32,781  $  31,645  $  29,686  $  28,936
       Investing activities ..............................................   $ (21,800)  $ (43,426) $ (36,920) $ (14,776) $ (16,094)
       Financing activities ..............................................   $ (10,001)  $  11,460  $   3,837  $ (13,203) $ (12,192)

(1) Of the amounts presented, $11,976, $7,984 and $7,162, was reinvested by shareholders in newly issued common stock by operation of the Company's dividend reinvestment plan, during 2001, 2000 and 1999, respectively.

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

General
-------

         The following discussion is based on the consolidated financial statements of the Company as of December 31, 2001 and for the year ended December 31, 2001. Prior year data is based on the Company's consolidated financial statements as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999.

Critical Accounting Policies
----------------------------

         The Company's accounting policies are in conformity with generally accepted accounting principles in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgement in the application of accounting policies, including making estimates and assumptions. These judgements affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Company's financial statements and the reported amounts of revenue and expenses during the reporting periods. If judgement or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. Below is a discussion of accounting policies which the Company considers critical in that they may require judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which the Company considers significant, including further discussion of the critical accounting policies described below, can be found in the notes to the Consolidated Financial Statements.

Valuation of Real Estate Investments

         Real estate investment properties are stated at historic cost basis less depreciation. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company's liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with accounting principles generally accepted in the United States, they do not report the current value of the Company's real estate assets.

          If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company assesses an impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is greater than the estimated projected cash flows, the

Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value.

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

Lease Acquisition Costs

     Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. Capitalized leasing costs consists of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Revenue Recognition

     Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant's revenues, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint.

Legal Contingencies

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the financial position or the results of operations. Once it has been determined that a loss is probable to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered probable can be difficult to determine.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $1.8 million at December 31, 2001 and 2000. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

Operating Activities

     Cash provided by operating activities for the years ended December 31, 2001 and 2000 was $31.8 million and $32.8 million, respectively, and represents, in each year, cash received primarily from rental income, plus other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

     Cash used in investing activities for the years ended December 31, 2001 and 2000 was $21.8 million and $43.4 million, respectively, and primarily reflects the acquisition of properties and constructions in progress, net of sales of properties, during those years.

Financing Activities

     Cash used in financing activities for the year ended December 31, 2001 was $10.0 million and cash provided by financing activities for the year ended December 31, 2000 was $11.5 million. Cash used in financing activities for the year ended December 31, 2001 primarily reflects:

  . $51.2 million of proceeds received from notes payable incurred during the year; and

  . $12.0 million of proceeds received from the issuance of common stock and convertible limited partnership interests in the Operating Partnership issued under dividend reinvestment programs;

which was partially offset by:

  .  the repayment of borrowings on our notes payable totaling $42.9 million;
     and

  . distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $30.3 million.

Cash provided by financing activities for the year ended December 31, 2000 primarily reflects:

  . $69.7 million of proceeds received from notes payable incurred during the year; and

  . $8.0 million of proceeds received from the issuance of common stock and convertible limited partnership interests in the Operating Partnership issued under dividend reinvestment programs.

The cash provided by financing activities was partially offset by:

  .  the repayment of borrowings on our notes payable totaling $36.5 million;

  . distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $29.4 million; and

  .  additions to deferred debt expense of $315,000.

     The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt service and loan repayments, expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% (95% for the tax years prior to January 1, 2001) of its "real estate investment trust taxable income," as defined in the Code. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings.

     Management anticipates that during the coming year the Company may: i) redevelop certain of the Shopping Centers, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line, construction financing, proceeds from the operation of the Company's dividend reinvestment plan or other external capital resources available to the Company.

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

     As of December 31, 2001, the scheduled maturities of all debt for years ended December 31, are as follows:

     Debt Maturity Schedule
     ----------------------
         (In thousands)

         2002 ..............  $    6,293
         2003 ..............      65,159
         2004 ..............      16,631
         2005 ..............       7,713
         2006 ..............       8,359
         Thereafter ........     247,665
                              ----------
                              $  351,820
                              ==========

     Management believes that the Company's current capital resources, including approximately $50,000,000 of the Company's revolving line of credit, which was available for borrowing as of December 31, 2001, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestment and Stock Purchase Plan

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount form market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 645,420 and 514,487 shares under the Plan at a weighted average discounted price of $17.99 and $14.89 per share during the years ended December 31, 2001 and 2000, respectively.

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

     The following is a summary of notes payable as of December 31, 2001 and 2000:

   ($s in thousands)                         Principal Outstanding December 31,       Interest       Scheduled
                                                 2001                   2000           Rate *        Maturity *
                                           ------------------------------------------------------------------------
        Fixed Rate Mortgages:                  $138,215 (a)          $140,597            7.67 %         Oct 2012
                                                 95,716 (b)            74,342            8.23 %         Dec 2011
                                                 35,583 (c)            36,279            7.88 %         Jan 2013
                                                 13,936 (d)            14,184            8.33 %         May 2015
                                                 10,028 (e)            10,227            6.88 %         May 2004
                                           ------------------------------------------------------------------------
                         Total Fixed Rate       293,478               275,629            7.88 %       10.4 Years
                                           ------------------------------------------------------------------------
        Variable Rate Loans:
             Construction Loan                   38,342 (f)            33,324            3.64 %         Jan 2003
             Line of Credit                      20,000 (g)            34,500            3.69 %         Jul 2003
                                           ------------------------------------------------------------------------
                      Total Variable Rate        58,342                67,824            3.66 %        1.2 Years
                                           ------------------------------------------------------------------------
                      Total Notes Payable      $351,820              $343,453            7.18 %        8.9 Years
                                           ========================================================================

     *Interest rate and scheduled maturity data presented for December 31, 2001. Totals computed using weighted averages.

(a) The loan is collateralized by nine shopping centers and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $2,382,000 was amortized during 2001.

(b) The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan was amended during 2001 to include new borrowings of $24,000,000 at an average rate of 7.38%. The 8.23% blended interest rate is the weighted average of the initial loan rate and additional borrowings rates. Monthly principal and interest payments are based upon a weighted average 23 year amortization schedule. Principal of $2,626,000 was amortized during 2001.

(c) The loan is collateralized by 601 Pennsylvania Avenue and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $696,000 was amortized during 2001.

(d) The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments based upon a 22 year amortization schedule. Principal of $248,000 was amortized during 2001.

(e) The loan is collateralized by The Glen shopping center and requires monthly principal and interest payments based upon a 23 year amortization schedule. Principal of $199,000 was amortized during 2001.

(f) The loan is a construction loan totaling $42,000,000 and is collateralized by Washington Square. Interest expense is calculated based upon the 1, 2, 3 or 6 month LIBOR rate plus a spread of 1.45% to 1.9% (determined by certain leasing and/or construction benchmarks) or upon the bank's prime rate at the Company's option. The loan was extended until January 2003 upon payment in 2001 of a fee of 1/4% or $105,000. The loan may be further extended for an additional one-year term with payment of a fee of 1/4% and the achievement of certain debt service and valuation tests, at the Company's option. The interest rate in effect on December 31, 2001 was based on a weighted average LIBOR of 1.94% and spread of 1.7%. The effective annual average interest rate, which considers debt cost amortization, was 6.15% for 2001.

(g) The loan is an unsecured revolving credit facility totaling $70,000,000. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The line may be extended one year with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 2001 was based on a weighted average LIBOR of 1.94% and spread of 1.75%. The effective annual average interest rate, which considers debt cost amortization and unused line fees, was 7.14% for 2001.

     The December 31, 2001 and 2000, depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $264,831,000 and $218,415,000, respectively. Certain loans are subject to financial covenant tests, the most significant of which are debt service coverage and loan to asset value requirements. The Company believes it is in compliance with all such covenants. Notes payable at December 31, 2001 and 2000, totaling $242,168,000 and $225,616,000, respectively, are guaranteed by members of The Saul Organization. The Company's interest expense coverage ratio increased to
2.63 during the past year, from 2.51 in 2000.

     During 2001 the Company obtained three new mortgage loans totaling $24,000,000 from an existing lender, secured by Van Ness Square and recent developments at Ashburn Village and Avenel Business Park. The loans require monthly payments of principal and interest based upon a weighted average 21.5 year amortization period and a fixed weighted average 7.38% interest rate.

Funds From Operations
---------------------

     In 2001, the Company reported Funds From Operations (FFO) of $40,141,000 on a fully converted basis, representing a 12.6% increase over 2000 FFO of $35,648,000. The following table presents a reconciliation from net income before minority interests to FFO:

                                                             For the Years Ended December 31,
(In thousands)                                                  2001        2000         1999
-------------                                                   ----        ----         ----
Net income before minority interests                        $ 25,383    $ 22,114     $ 21,220
Subtract:
   Gain on sale of property                                        -           -        (553)
Add:
   Depreciation and amortization of real property             14,758      13,534       12,163
                                                            --------    --------     --------
Funds From Operations /1/                                   $ 40,141    $ 35,648     $ 32,830
                                                            ========    ========     ========

Average Shares and Units Used to Compute FFO per Share        19,383      18,796       18,148
                                                            ========    ========     ========

Redevelopments, Renovations and Acquisitions
--------------------------------------------

     The Company has been selectively involved in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail and office development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its activities in 2001 at Washington Square, Ashburn Village, French Market and Crosstown Business Center.

     During 2001, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern

--------

/1/ FFO, as defined by the National Association of Real Estate Investment Trusts, presented on a fully converted basis and a widely accepted measure of operating performance for real estate investment trusts, is defined as net income before gains or losses from property sales, extraordinary items, and before real estate depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction has been completed. The build-out of office tenant areas continues. As of February 22, 2002, the Company has signed leases on 69% of the 235,000 square feet of tenant space: the 46,000 square feet of street level retail space is 98% leased and the 189,000 square feet of office space is 62% leased.

     During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. Ashburn Village II commenced operations during the third quarter of 2000. In August 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. During 2001, the Company completed the development of
4.0 acres of the land known as Ashburn Village III, consisting of a fully leased 28,000 square foot in-line and pad expansion to the retail area of the existing shopping center. The Company commenced construction on the remaining 3.1 acres known as Ashburn Village IV, during the fourth quarter of 2001. This phase will consist of an additional 25,000 square feet of retail space and will complete the development of Ashburn Village. Leases have been signed for 25% of this new shop space. Completion is scheduled for the summer of 2002.

     Beginning in 1998, the Company executed a plan to redevelop its 213,000 square foot French Market shopping center, located in the northwest section of Oklahoma City, Oklahoma. The plan specified the retenanting of a 103,000 square foot anchor tenant space and conversion of an outdated mini-mall to an anchor tenant use. The former Venture store space was re-demised and leased to Bed Bath and Beyond, Staples, Famous Footwear, BridesMart and Lakeshore Learning. The former enclosed mini-mall was leased to Burlington Coat Factory and during 2000, converted into a two-level 90,000 square foot super store, increasing the center's size to 247,000 square feet. The facade of the center was updated to complement the addition of the new tenants. The Company has recently completed construction of the final phase of the center's redevelopment after it obtained control of 20,000 square feet of space formerly operated as a grocery store. The Company re-demised the space to accommodate nine smaller tenant uses and updated the facade to complement the remainder of the center. As a result of the Company's efforts, approximately 94% of the center was leased as of December 31, 2001.

     The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continued throughout 2001. Twelve tenants lease 91% of the facility as of February 22, 2002.

     The Company has contracted with a third party to purchase 24.0 acres of land zoned for retail development in Loudoun County, Virginia, for a purchase price of $5.3 million. Closing is scheduled for March 2002.

Portfolio Leasing Status
------------------------

     At December 31, 2001, the portfolio consisted of 28 Shopping Centers and five predominantly Office Properties, all of which are located in seven states and the District of Columbia.

     As of December 31, 2001, 93.5% of the Company's approximately 6,200,000 square feet of space was leased. On a same center basis (excluding Washington Square which was under development during 2001 and the prior year) 94.5% of the Company's approximately 5,900,000 square feet of operating leasable space was leased to tenants, as compared to 92.9% at December 31, 2000. The shopping center portfolio was 94.3% leased at December 31, 2001 compared to 94.1% at December 31, 2000. The Office Properties (excluding Washington Square) were 95.5% leased at December 31, 2001 compared to 86.8% as of December 31, 2000. The overall improvement in year-end 2001 same center leasing percentage resulted primarily from the Company's successful leasing at Crosstown Business Center, which improved from 41% at year end 2000 to 82% at year end 2001.

Results of Operations
---------------------

     The following discussion compares the results of the Company for the year ended December 31, 2001 with the year ended December 31, 2000, and compares the year ended December 31, 2000 with the year ended December 31, 1999. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto.

Years Ended December 31, 2001 and 2000
--------------------------------------

     Revenues for the year ended December 31, 2001 ("2001"), totaled $86,308,000 compared to $79,029,000 for the comparable period in 2000 ("2000"), an increase of $7,279,000 (9.2%).

     Base rent increased to $69,662,000 in 2001 from $63,837,000 in 2000, representing a $5,825,000 (9.1%) increase. The increase in base rent resulted primarily from new leases in effect at recently developed and acquired properties: Ashburn Village II and III and a portion of Washington Square (approximately 100,000 square feet) during the 2001 Year.

     Expense recoveries increased to $11,456,000 in 2001 from $10,129,000 in 2000, representing an increase of $327,000 (2.9%).

     Percentage rent was $2,113,000 in 2001, compared to $2,097,000 in 2000, representing an increase of $16,000 (0.8%).

     Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $3,077,000 in 2001, compared to $1,966,000 in 2000, representing an increase of $1,111,000 (56.5%). The increase in other income resulted from a $442,000 increase in lease termination payments compared to the prior year, collection of $363,000 from the estate of a former tenant in bankruptcy and a $304,000 increase in parking rents primarily due to the commencement of operations at Washington Square.

     Operating expenses, which consist mainly of repairs and maintenance, utilities, payroll and insurance expense, increased $232,000 (2.8%) to $8,503,000 in 2001 from $8,271,000 in 2000.

     The provision for credit losses was $617,000 in 2001 compared to $467,000 in 2000, representing an increase of $150,000 (32.1%). The comparative credit loss increase resulted primarily from additions to credit loss reserves for three retail tenants and an office tenant in bankruptcy and unpaid rents in dispute with two shopping center tenants and an office tenant.

     Real estate taxes were $7,226,000 in 2001 compared to $6,451,000 in 2000, representing an increase of $775,000 (12.0%). Approximately half of the increase was attributable to development properties placed in service during the latter half of 2000 and during 2001. Approximately a quarter of the increase resulted from an assessment increase for the Company's Thruway shopping center.

     Interest expense was $24,920,000 in 2001 compared to $23,843,000 in 2000, representing an increase of $1,077,000 (4.5%). The increase in interest expense resulted from increased borrowings related to the development and acquisition of properties placed in service during 2001 and 2000.

     Amortization of deferred debt expense was $566,000 in 2001 compared to $458,000 in 2000, an increase of $108,000 (23.6%). The increase resulted from a full year of amortizing the costs of renewing and amending the Company's revolving line of credit in July 2000 and $38 million of new long term debt put in place during 2000 and 2001.

     Depreciation and amortization expense was $14,758,000 in 2001 compared to $13,534,000 in 2000, representing an increase of $1,224,000 (9.0%). The increase resulted from increased amortization of leasing costs and depreciation of construction costs related to newly developed and acquired properties placed in service during 2001 and 2000.

         General and administrative expense, which consists primarily of administrative payroll and other overhead expenses, was $4,335,000 in 2001 compared to $3,891,000 in 2000, representing an increase of $444,000 (11.4%). Approximately half of the year over year increase resulted from additional payroll expenses and a quarter of the increase resulted from the write-off of abandoned acquisition costs.

Years Ended December 31, 2000 and 1999
--------------------------------------

         Revenues for the year ended December 31, 2000 ("2000"), totaled $79,029,000 compared to $73,791,000 for the comparable period in 1999 ("1999"), an increase of $5,238,000 (7.1%).

         Base rent increased to $63,837,000 in 2000 from $59,200,000 in 1999, representing a $4,637,000 (7.8%) increase. The increase in base rent resulted primarily from new leases in effect at recently redeveloped shopping centers (Shops at Fairfax/Boulevard, Thruway, French Market and Ashburn Village), a 4% average annual occupancy increase at Avenel Business Park, and a 60,000 square foot tenant paying higher rent while holding over beyond its scheduled lease expiration at 601 Pennsylvania Avenue. The increase in base rent was diminished in part by decreasing occupancy at Lexington Mall and the absence of rent from Park Road, sold in December 1999.

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

         The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of December 31, 2001, the Company had variable rate indebtedness totaling $58,342,000. Interest rate fluctuations will affect the Company's interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at December 31, 2001 had been one percent higher, annual interest expense relating to these debt instruments would have increased by $583,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of December 31, 2001, the Company had fixed rate indebtedness totaling $293,478,000. If interest rates on the Company's fixed rate debt instruments at December 30, 2001 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $18,949,000.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
----
F-1      (a)   Report of Independent Public Accountants
F-2      (b)   Consolidated Balance Sheets - December 31, 2001 and 2000
F-3      (c)   Consolidated Statements of Operations - Years ended December 31,
               2001, 2000 and 1999.
F-4      (d)   Consolidated Statements of Stockholders' Equity - Years ended
               December 31, 2001, 2000 and 1999.
F-5      (e)   Consolidated Statements of Cash Flows - Years ended December 31,
               2001, 2000 and  1999.
F-6      (f)   Notes to Consolidated Financial Statements

         The selected quarterly financial data included in Note 14 of the Notes to Consolidated Financial Statements referred to above are incorporated herein by reference.

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

Item 10. Directors and Executive Officers of the Registrant

         The information this Item requires is incorporated by reference to the information under the captions "Election of Directors" and "Compensation of Directors" on pages 3 through 7 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 26, 2002.

Item 11.  Executive Compensation

         The information this Item requires is incorporated by reference to the information under the captions "Compensation Committee Report," "Executive Compensation" and "Performance Graph" on pages 6, 7 and 10, respectively, of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 26, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information this Item requires is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 11 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 26, 2002.

Item 13. Certain Relationships and Related Transactions

         The information this Item requires is incorporated by reference to the information under the caption "Certain Relationships and Transactions" on page 13 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 26, 2002.

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

                 (a)   Report of Independent Public Accountants

                 (b)   Consolidated Balance Sheets - December 31, 2001 and 2000

                 (c) Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999

                 (d) Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999

                 (e) Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

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

     23.            Consent of Independent Public Accountants is filed herewith.
     99.            Letter from the Company to the SEC regarding Anthur
                    Andersen LLP.


          Reports on Form 8-K.
          -------------------

              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SAUL CENTERS, INC.
                                  (Registrant)

Date: March 22, 2002               /s/ B. Francis Saul II
            --                     ------------------------------------------
                                   B. Francis Saul II
                                   Chairman of the Board of Directors
                                   & Chief Executive Officer
                                   (Principal Executive Officer)

Date: March 22, 2002               /s/ B. Francis Saul III
            --                     ------------------------------------------
                                   B. Francis Saul III, Vice Chairman
                                   and Director

Date: March 22, 2002               /s/ Philip D. Caraci
            --                     ------------------------------------------
                                   Philip D. Caraci, President and Director

Date: March 22, 2002               /s/ Scott V. Schneider
            --                     ------------------------------------------
                                   Scott V. Schneider, Senior Vice President,
                                   Treasurer and Secretary (Principal
                                   Financial and Accounting Officer)

Date: March 22, 2002               /s/ Gilbert M. Grosvenor
            --                     ------------------------------------------
                                   Gilbert M. Grosvenor, Director

Date: March 22, 2002               /s/ Philip C. Jackson Jr.
            --                     ------------------------------------------
                                   Philip C. Jackson Jr., Director

Date: March 22, 2002               /s/ General Paul X. Kelley
            --                     ------------------------------------------
                                   General Paul X. Kelley, Director

Date: March 22, 2002               /s/ Charles R. Longsworth
            --                     ------------------------------------------
                                   Charles R. Longsworth, Director

Date: March 22, 2002               /s/ Patrick F. Noonan
            --                     ------------------------------------------
                                   Patrick F. Noonan, Director

Date: March 22, 2002               /s/ Mr. Mark Sullivan III
            --                     ------------------------------------------
                                   Mark Sullivan III, Director

Date: March 22, 2002               /s/ James W. Symington
            --                     ------------------------------------------
                                   James W. Symington, Director

Date: March 22, 2002               /s/ John R. Whitmore
            --                     ------------------------------------------
                                   John R. Whitmore, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Saul Centers, Inc.:

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saul Centers, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




Vienna, Virginia
February 13, 2002

Saul Centers, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
(Dollars in thousands, except per share amounts)                                       2001               2000
----------------------------------------------------------------------------------------------------------------------
Assets

    Real estate investments
      Land                                                                       $         67,710    $         66,252
      Buildings and equipment                                                             385,936             325,609
                                                                                ------------------  ------------------
                                                                                          453,646             391,861
      Accumulated depreciation                                                           (136,928)           (124,180)
                                                                                ------------------  ------------------
                                                                                          316,718             267,681
    Construction in progress                                                                1,163              41,148
    Cash and cash equivalents                                                               1,805               1,772
    Accounts receivable and accrued income, net                                             9,217               9,011
    Prepaid expenses                                                                       12,514               9,485
    Deferred debt costs, net                                                                3,563               3,583
    Other assets                                                                            1,423               1,770
                                                                                ------------------  ------------------
              Total assets                                                       $        346,403    $        334,450
                                                                                ==================  ==================

Liabilities

    Notes payable                                                                $        351,820    $        343,453
    Accounts payable, accrued expenses and other liabilities                               14,697              19,592
    Deferred income                                                                         4,009               2,560
                                                                                ------------------  ------------------
              Total liabilities                                                           370,526             365,605
                                                                                ------------------  ------------------

Minority interests                                                                             --                  --
                                                                                ------------------  ------------------

Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 14,535,803 and 13,869,535 shares issued and
      outstanding, respectively                                                               145                 139
    Additional paid-in capital                                                             64,564              52,594
    Accumulated deficit                                                                   (88,832)            (83,888)
                                                                                ------------------  ------------------
              Total stockholders' equity (deficit)                                        (24,123)            (31,155)
                                                                                ------------------  ------------------



              Total liabilities and stockholders' equity (deficit)               $        346,403    $        334,450
                                                                                ==================  ==================

        The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                For the Year Ended December 31,
(Dollars in thousands, except per share amounts)                       2001                  2000                  1999
--------------------------------------------------------------------------------------------------------------------------------
Revenues

  Base rent                                                      $           69,662    $           63,837    $           59,200
  Expense recoveries                                                         11,456                11,129                10,176
  Percentage rent                                                             2,113                 2,097                 2,222
  Other                                                                       3,077                 1,966                 2,193
                                                                --------------------  --------------------  --------------------
        Total revenues                                                       86,308                79,029                73,791
                                                                --------------------  --------------------  --------------------

Operating expenses

  Property operating expenses                                                 8,503                 8,271                 7,720
  Provision for credit losses                                                   617                   467                   295
  Real estate taxes                                                           7,226                 6,451                 6,207
  Interest expense                                                           24,920                23,843                22,568
  Amortization of deferred debt costs                                           566                   458                   416
  Depreciation and amortization                                              14,758                13,534                12,163
  General and administrative                                                  4,335                 3,891                 3,755
                                                                --------------------  --------------------  --------------------
        Total operating expenses                                             60,925                56,915                53,124
                                                                --------------------  --------------------  --------------------

Operating income                                                             25,383                22,114                20,667

Non-operating item

  Gain on sale of property                                                       --                    --                   553
                                                                --------------------  --------------------  --------------------

Net income before minority interests                                         25,383                22,114                21,220
                                                                --------------------  --------------------  --------------------

Minority interests

  Minority share of income                                                   (6,777)               (6,081)               (5,899)
  Distributions in excess of earnings                                        (1,292)               (1,988)               (2,024)
                                                                --------------------  --------------------  --------------------
        Total minority interests                                             (8,069)               (8,069)               (7,923)
                                                                --------------------  --------------------  --------------------


Net income                                                       $           17,314    $           14,045    $           13,297
                                                                ====================  ====================  ====================

Per share (basic and dilutive)

  Net income before minority interests                           $             1.31    $             1.18    $             1.17
                                                                ====================  ====================  ====================

  Net income                                                     $             1.22    $             1.03    $             1.01
                                                                ====================  ====================  ====================

        The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              Additional
                                                             Common             Paid-in         Accumulated
(Dollars in thousands, except per share amounts)             Stock              Capital           Deficit            Total
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

  Balance, December 31, 1998                             $           129    $        31,967    $      (69,380)   $      (37,284)

    Issuance of 497,767 shares of
      common stock                                                     4              7,158                --             7,162
    Issuance of 373,546 convertible
      limited partnership units in the

      Operating Partnership                                           --              5,491                --             5,491
    Net income                                                        --                 --            13,297            13,297
    Distributions ($1.17 per share)                                   --                 --           (15,323)          (15,323)
    Distributions payable ($.39 per share)                            --                 --            (5,202)           (5,202)
                                                        -----------------  -----------------  ----------------  ----------------

  Balance, December 31, 1999                                         133             44,616           (76,608)          (31,859)

    Issuance of 535,390 shares of
      common stock                                                     6              7,978                --             7,984
    Net income                                                        --                 --            14,045            14,045
    Distributions ($1.17 per share)                                   --                 --           (15,915)          (15,915)
    Distributions payable ($.39 per share)                            --                 --            (5,410)           (5,410)
                                                        -----------------  -----------------  ----------------  ----------------

  Balance, December 31, 2000                                         139             52,594           (83,888)          (31,155)

    Issuance of 666,268 shares of
      common stock                                                     6             11,970                --            11,976
    Net income                                                        --                 --            17,314            17,314
    Distributions ($1.17 per share)                                   --                 --           (16,588)          (16,588)
    Distributions payable ($.39 per share)                            --                 --            (5,670)           (5,670)
                                                        -----------------  -----------------  ----------------  ----------------

  Balance, December 31, 2001                             $           145    $        64,564    $      (88,832)   $      (24,123)
                                                        =================  =================  ================  ================

        The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Year Ended December 31,
(Dollars in thousands)                                                         2001                  2000                  1999
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income                                                            $          17,314    $         14,045    $         13,297
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interests                                                            8,069               8,069               7,923
      Gain on sale of property                                                         --                  --                (553)
      Depreciation and amortization                                                15,324              13,992              12,579
      Provision for credit losses                                                     617                 467                 295
      Increase in accounts receivable                                                (823)             (1,284)             (2,671)
      Increase in prepaid expenses                                                 (5,568)             (3,152)             (2,434)
      Decrease (increase) in other assets                                             347                (252)               (360)
      (Decrease) increase in accounts payable,
        accrued expenses and other liabilities                                     (4,895)              1,201               3,535
      Increase (decrease) in deferred income                                        1,449                (305)                 26
      Other, net                                                                       --                  --                   8
                                                                       -------------------  ------------------  ------------------
        Net cash provided by operating activities                                  31,834              32,781              31,645
                                                                       -------------------  ------------------  ------------------

Cash flows from investing activities:

  Net proceeds from sale of property                                                   --                  --               1,718
  Additions to real estate investments                                            (13,055)            (18,233)            (11,587)
  Additions to construction in progress                                            (8,745)            (25,193)            (27,051)
                                                                       -------------------  ------------------  ------------------
        Net cash used in investing activities                                     (21,800)            (43,426)            (36,920)
                                                                       -------------------  ------------------  ------------------

Cash flows from financing activities:

  Proceeds from notes payable                                                      51,218              69,700              33,979
  Repayments on notes payable                                                     (42,851)            (36,515)            (14,334)
  Additions to deferred debt costs                                                    (17)               (315)                (13)
  Proceeds from the issuance of common stock and
    convertible limited partnership units in
    the Operating Partnership                                                      11,976               7,984              12,653
  Distributions to common stockholders and holders
    of convertible limited partnership units in
    the Operating Partnership                                                     (30,327)            (29,394)            (28,448)
                                                                       -------------------  ------------------  ------------------
        Net cash (used in) provided by financing activities                       (10,001)             11,460               3,837
                                                                       -------------------  ------------------  ------------------

Net increase (decrease) in cash and cash equivalents                                   33                 815              (1,438)
Cash and cash equivalents, beginning of year                                        1,772                 957               2,395
                                                                       -------------------  ------------------  ------------------
Cash and cash equivalents, end of year                                  $           1,805    $          1,772    $            957
                                                                       ===================  ==================  ==================


Supplemental disclosures of cash flow information:

  Cash paid for interest, net of amount capitalized                     $          24,419    $         23,456    $         22,698

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

Formation and Structure of Company

         Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships") shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Ashburn Village IV, an in-line retail and retail pad expansion to the Ashburn Village shopping center. The Company recently completed development of Ashburn Village III, Washington Square at Old Town and Crosstown Business Center. As of December 31, 2001, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn Village IV (the "Shopping Centers") and 5 predominantly office operating properties (the "Office Properties"). To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Seventeen of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

December 31, 2001, no single Shopping Center accounted for more than 11.5% of the total Shopping Center gross leasable area. Only one retail tenant, Giant Food, at 6.2%, accounted for more than 2.1% of the Company's 2001 total revenues. No office tenant other than the United States Government, at 9.7%, accounted for more than 1.1% of 2001 total revenues.

Principles of Consolidation

         The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investment Properties

         Real estate investment properties are stated at historic cost basis less depreciation. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company's liabilities as reported in these financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States, and accordingly, do not report the current value of the Company's real estate assets.

         If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 2001, 2000 or 1999 on any of its real estate.

         Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance, which includes contract services such as grounds maintenance, lot sweeping and snow removal, are charged to operations as incurred. Repairs and maintenance expense totaled $2,913,000, $3,144,000 and $2,815,000, for 2001, 2000 and 1999, respectively, and is included in operating expenses in the accompanying consolidated financial statements. Interest expense capitalized totaled $1,640,000, $2,681,000 and $934,000, for 2001, 2000 and
1999, respectively.

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

Lease Acquisition Costs

         Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs, net of accumulated amortization, are included in prepaid expenses and total $10,419,000 and $7,708,000 as of December 31, 2001 and 2000, respectively.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Construction in Progress

         Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2001 and 2000 are as follows:

         Construction in Progress
         ------------------------
               (In thousands)

                                                         December 31,
                                                        2001      2000
                                                      -------   -------
         Ashburn Village IV .......................   $ 1,163   $   692
         Ashburn Village III ......................        --     1,413
         Washington Square ........................        --    38,588
         Crosstown Business Center ................        --       455
                                                      -------   -------
         Balance ..................................   $ 1,163   $41,148
                                                      =======   =======

Accounts Receivable and Accrued Income

         Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable include $4,675,000 and $3,053,000 at December 31, 2001 and 2000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the term of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $559,000 and $563,000, at December 31, 2001 and 2000, respectively.

         Allowance for Doubtful Accounts
         -------------------------------
                   (In thousands)

                                             For the Years Ended December 31,
                                                   2001       2000
                                                   ----       ----
         Beginning Balance ...................     $563       $594
         Provision for Credit Losses .........      617        467
         Charge-offs .........................     -621       -498
                                                   ----       ----
         Ending Balance ......................     $559       $563
                                                   ====       ====

Deferred Debt Costs

         Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying consolidated financial statements are shown net of accumulated amortization of $1,968,000 and $1,402,000, at December 31, 2001 and 2000, respectively.

Deferred Income

         Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the following month's rent, prepayment of real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

reimbursements specified in the lease agreement and payments by tenants for tenant construction work provided by the Company.

Revenue Recognition

         Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with accounting principles generally accepted in the United States. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant's revenues ("percentage rent") is accrued when a tenant reports sales that exceed a specified breakpoint.

Income Taxes

         The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. As of December 31, 2001 and 2000, the total tax basis of the Company's assets was $375,210,000 and $362,586,000, and the tax basis of the liabilities was $362,464,000 and $353,908,000, respectively.

Deferred Compensation and Stock Plan for Directors

         Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board of Directors. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of December 31, 2001, 120,000 shares were authorized and registered for use under the Plan, and 112,000 shares had been credited to the directors' deferred fee accounts.

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

Recent Accounting Pronouncements

         Saul Centers, Inc. will adopt Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement retains the requirements of SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of" for long-lived assets to be held and used. SFAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of, but retains APB Opinion No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS 144 will not have a material impact on the Company's financial statements.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

Cash and Cash Equivalents

         Cash and cash equivalents includes cash and short-term investments with maturities of three months or less measured from the acquisition date.

Per Share Data

         Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share". The Company has no dilutive securities, therefore, basic and diluted earnings per share are identical. Net income before minority interests is presented on a fully converted basis, that is, assuming the limited partners exercise their right to convert their partnership ownership into shares of Saul Centers and is computed using weighted average shares outstanding of 19,382,715, 18,795,571 and 18,147,954, for the years ended December 31, 2001, 2000 and 1999, respectively. Per share data relating to net income after minority interests is computed on the basis of 14,210,474, 13,623,330 and 13,100,295, weighted average common shares for the years ended December 31, 2001, 2000 and 1999, respectively.

3. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

         The Saul Organization has a 26.2% limited partnership interest, represented by 5,172,241 convertible limited partnership units, in the Operating Partnership, as of December 31, 2001. These convertible limited partnership units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization owns, directly or indirectly, in the aggregate more than 29.9% of the outstanding equity securities of Saul Centers. The impact of the Saul Organization's 26.2% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

4.       NOTES PAYABLE

         During 2001 the Company obtained three new mortgage loans totaling $24,000,000 from an existing lender, secured by Van Ness Square and recent developments at Ashburn Village and Avenel Business Park. The loans require monthly payments of principal and interest based upon a weighted average 21.5 year amortization period and a fixed weighted average 7.38% interest rate. The Company also extended until January 2003, its $42,000,000 construction loan used to finance the building of Washington Square at Old Town. Borrowings on the Company's $70,000,000 unsecured line of credit totaled $20,000,000 at December 31, 2001, leaving $50,000,000 available for future use. The following is a summary of notes payable as of December 31, 2001 and 2000:

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements


     ($s in thousands)                        Principal Outstanding December 31,       Interest       Scheduled
                                                 2001                   2000            Rate *        Maturity *
                                           ------------------------------------------------------------------------
        Fixed Rate Mortgages:               $       138,215  (a)      $    140,597        7.67 %          Oct 2012
                                                     95,716  (b)            74,342        8.23 %          Dec 2011
                                                     35,583  (c)            36,279        7.88 %          Jan 2013
                                                     13,936  (d)            14,184        8.33 %          May 2015
                                                     10,028  (e)            10,227        6.88 %          May 2004
                                           ------------------------------------------------------------------------
                         Total Fixed Rate           293,478                275,629        7.88 %        10.4 Years
                                           ------------------------------------------------------------------------
        Variable Rate Loans:
             Construction Loan                       38,342  (f)            33,324        3.64 %          Jan 2003
             Line of Credit                          20,000  (g)            34,500        3.69 %          Jul 2003
                                           ------------------------------------------------------------------------
                      Total Variable Rate            58,342                 67,824        3.66 %         1.2 Years
                                           ------------------------------------------------------------------------
                      Total Notes Payable   $       351,820           $    343,453        7.18 %         8.9 Years
                                           ========================================================================

     *Interest rate and scheduled maturity data presented for December 31, 2001. Totals computed using weighted averages.

(a) The loan is collateralized by nine shopping centers and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $2,382,000 was amortized during 2001.

(b) The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan was amended during 2001 to include new borrowings of $24,000,000 at an average rate of 7.38%. The 8.23% blended interest rate is the weighted average of the initial loan rate and additional borrowings rates. Monthly principal and interest payments are based upon a weighted average 23 year amortization schedule. Principal of $2,626,000 was amortized during 2001.

(c) The loan is collateralized by 601 Pennsylvania Avenue and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $696,000 was amortized during 2001.

(d) The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments based upon a 22 year amortization schedule. Principal of $248,000 was amortized during 2001.

(e) The loan is collateralized by The Glen shopping center and requires monthly principal and interest payments based upon a 23 year amortization schedule. Principal of $199,000 was amortized during 2001.

(f) The loan is a construction loan totaling $42,000,000 and is collateralized by Washington Square. Interest expense is calculated based upon the 1, 2, 3 or 6 month LIBOR rate plus a spread of 1.45% to 1.9% (determined by certain leasing and/or construction benchmarks) or upon the bank's prime rate at the Company's option. The loan was extended until January 2003 upon payment in 2001 of a fee of 1/4% or $105,000. The loan may be further extended for an additional one-year term with payment of a fee of 1/4% and the achievement of certain debt service and valuation tests, at the Company's option. The interest rate in effect on December 31, 2001 was based on a weighted average LIBOR of 1.94% and spread of 1.7%. The effective annual average interest rate, which considers debt cost amortization, was 6.15% for 2001.

(g) The loan is an unsecured revolving credit facility totaling $70,000,000. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The line may be extended one year with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 2001 was based on a weighted average LIBOR of 1.94% and spread of 1.75%. The effective annual average interest rate, which considers debt cost amortization and unused line fees, was 7.14% for 2001.

         The December 31, 2001 and 2000, depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $264,831,000 and $218,415,000, respectively. Certain loans are subject to financial covenant tests, the most significant of which are debt service coverage and loan to asset value requirements. The Company

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

believes it is in compliance with all such covenants. Notes payable at December 31, 2001 and 2000, totaling $242,168,000 and $225,616,000, respectively, are guaranteed by members of The Saul Organization.

     As of December 31, 2001, the scheduled maturities of all debt for years ended December 31, are as follows:

     Debt Maturity Schedule
     ----------------------
         (In thousands)

       2002.....................        $     6,293
       2003.....................             65,159
       2004.....................             16,631
       2005.....................              7,713
       2006.....................              8,359
       Thereafter...............            247,665
                                        -----------
                                        $   351,820
                                        ===========

5.   LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent for the years ended December 31, 2001, 2000 and 1999, amounted to $69,662,000, $63,837,000 and $59,200,000, respectively. Future base rent under noncancelable leases for years ended December 31, is as follows:

     Future Base Rental Income
     -------------------------
          (In thousands)

       2002.....................        $    65,331
       2003.....................             60,114
       2004.....................             54,675
       2005.....................             48,569
       2006.....................             41,640
       Thereafter...............            253,310
                                        -----------
                                        $   523,639
                                        ===========

     The majority of the leases also provide for rental increases and expense recoveries based on increases in the Consumer Price Index or increases in operating expenses, or both. These increases generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2001, 2000 and 1999 amounted to $11,456,000, $11,129,000 and $10,176,000, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant's lease. Percentage rent amounted to $2,113,000, $2,097,000 and $2,222,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

6.   LONG-TERM LEASE OBLIGATIONS

     Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $167,000, $157,000 and $154,000, for each of the years ended December 31, 2001, 2000 and 1999, respectively. The minimum future rental commitments under these ground leases are as follows:

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements


     Ground Lease Rental Commitments
     -------------------------------
             (In thousands)

                                    Annually             Total
                                   2002-2006        Thereafter
                                   ---------        ----------
     Beacon Center                 $      53        $    3,289
     Olney                                51             4,474
     Southdale                            60             3,665
                                   ---------        ----------
     Total                         $     164        $   11,428
                                   =========        ==========


     In addition to the above, Flagship Center consists of two developed outparcels that are part of a larger adjacent community shopping center formerly owned by The Saul Organization and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest which commenced in September 1991 with a minimum rent of one dollar per year.

7.   STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

     The consolidated statement of operations for the year ended December 31, 2001 includes a charge for minority interests of $8,069,000, consisting of $6,777,000 related to The Saul Organization's share of the net income for the year and $1,292,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2000 of $8,069,000 consists of $6,081,000 related to The Saul Organization's share of the net income for the year and $1,988,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 1999 of $7,923,000 consists of $5,899,000 related to The Saul Organization's share of net income for the year and $2,024,000 related to distributions to minority interests in excess of allocated net income for the year.

8.   RELATED PARTY TRANSACTIONS

     In October 2000, the Company purchased, through its Operating Partnership, Avenel VI, a 30,000 square foot office/flex property for $4,200,000 based on an independent third party appraisal. The seller was a member of The Saul Organization.

     In August 2000 and October 1999, the Company purchased land parcels of 7.11 and 6.47 acres, located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its Ashburn Village neighborhood shopping center at a price of $1,580,000 and $1,438,000, respectively, based on an independent third party appraisal. The land is being developed to expand the existing shopping center. The seller was a member of The Saul Organization.

     Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 13 of the Company's properties. Total rental income from Chevy Chase Bank amounted to $1,330,000, $1,223,000 and $1,169,000, for the years ended December 31, 2001,
2000 and 1999, respectively.

     The Chairman and Chief Executive Officer, the Vice Chairman and the President of the Company are officers of The Saul Organization but devote a substantial amount of time to the management of the Company. The annual compensation for these officers is fixed by the Compensation Committee of the Board of Directors.

     The Company shares with The Saul Organization on a prorata basis certain ancillary functions such as computer and payroll services and insurance expense based on management's estimate of usage or time incurred, as applicable. Also, The Saul Organization subleases office space to the Company. The terms of all such arrangements with The Saul Organization, including payments related thereto, are periodically reviewed by the Audit Committee of the Board of Directors. Included in general and administrative expense for the years ended December 31, 2001, 2000 and 1999, are charges totaling $1,971,000, $2,091,000 and $1,798,000, related to shared

                               SAUL CENTERS, INC.
                   Notes to Consolidated Fianacial Statements

services, of which $2,010,000, $2,056,000 and $1,773,000, were paid during the years ended December 31, 2001, 2000 and 1999, respectively.

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

     The Compensation Committee has granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vested 25% per year over four years, have an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. A total of 170,000 of the options expire September 23, 2003 and 10,000 expire September 24, 2004. As of December 31, 2001, all 180,000 of the options were fully vested. No compensation expense has been recognized as a result of these grants.

10.  NON-OPERATING ITEMS

Gain on Sale of Property

     Gain on sale of property of $553,000 in 1999 resulted from the District of Columbia's purchase of the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. There were no property sales in 2001 or 2000.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. The carrying values of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based on interest rates currently available to the Company, the carrying value of the variable rate credit line payable is a reasonable estimation of fair value, because the debt bears interest based on short-term interest rates. Based upon management's estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing in the amount of the total notes payable, the fair value is not materially different from its carrying value.

12.  COMMITMENTS AND CONTINGENCIES

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

     The Company has contracted with a third party to purchase 24.0 acres of land zoned for retail development in Loudoun County, Virginia, for a purchase price of $5.3 million. Closing is scheduled for March 2002.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

13.  DISTRIBUTIONS

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company.

     Of the distributions paid during 2001, $1.53 per share represented ordinary dividend income and $0.03 per share represented return of capital to the shareholders. The following summarizes distributions paid during the years ended December 31, 2001, 2000 and 1999, including activity in the Plan:

                                      Total Distributions to                Dividend Reinvestment Plan
                                      ----------------------                --------------------------
                                                        Limited        Common
                                        Common      Partnership         Stock         Units      Discounted
                                  Stockholders      Unitholders        Issued        Issued     Share Price
                                  ------------      -----------        ------        ------     -----------
                                 (in thousands)   (in thousands)
     Distributions during 2001
     -------------------------
       October 31                     $  5,599          $ 2,018       176,319            --         $ 18.62
       July 31                           5,529            2,017       175,790            --           18.04
       April 30                          5,460            2,017       169,753            --           17.95
       January 31                        5,410            2,017       123,561            --           17.07
                                      --------          -------       -------       -------
                                      $ 21,998          $ 8,069       645,423            --
                                      ========          =======       =======       =======

    Distributions during 2000
    -------------------------
       October 31                     $  5,356          $ 2,018       133,435            --         $ 14.85
       July 31                           5,305            2,017       125,705            --           15.34
       April 28                          5,254            2,017       125,558            --           14.97
       January 31                        5,202            2,017       129,789            --           14.43
                                      --------          -------       -------       -------
                                      $ 21,117          $ 8,069       514,487            --
                                      ========          =======       =======       =======

     Distributions during 1999
     -------------------------
       October 29                     $  5,148          $ 2,017       130,753            --         $ 13.76
       July 30                           5,100            2,018       119,142       126,967           14.79
       April 30                          5,075            1,967       111,990       119,877           15.28
       January 29                        4,985            1,921       116,727       126,702           14.07
                                      --------          -------       -------       -------
                                      $ 20,308          $ 7,923       478,612       373,546
                                      ========          =======       =======       =======

     In December 2001, 2000 and 1999, the Board of Directors of the Company authorized a distribution of $0.39 per share payable in January 2002, 2001 and 2000, to holders of record on January 17, 2002, January 17, 2001 and January 15, 2000, respectively. As a result, $5,670,000, $5,410,000 and $5,202,000, were paid to common shareholders on January 31, 2002, January 31, 2001 and January 31, 2000, respectively. Also, $2,017,000, $2,017,000 and $2,017,000, were paid to limited partnership unitholders on January 31, 2002, January 31, 2001 and January 31, 2000 ($0.39 per Operating Partnership unit), respectively. These amounts are reflected as a reduction of stockholders' equity and are included in accounts payable in the accompanying consolidated financial statements.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

14. INTERIM RESULTS (UNAUDITED)

     The following summary presents the results of operations of the Company for the quarterly periods of years 2001, 2000 and 1999.

        (In thousands, except
                                                           ---------------------------------------------------------
        per share amounts)                                                   Three Months Ended
                                                           ---------------------------------------------------------
                                                           12/31/2001      09/30/2001     06/30/2001      03/31/2001
                                                           ----------      ----------     ----------      ----------
        Revenues                                           $   22,620      $   21,533     $   20,919      $   21,236
                                                           ----------      ----------     ----------      ----------

        Net income before minority interests                    7,119           6,289          5,924           6,051

        Minority interests                                     (2,018)         (2,017)        (2,017)         (2,017)
                                                           ----------      ----------     ----------      ----------

        Net income                                         $    5,101      $    4,272     $    3,907      $    4,034
                                                           ==========      ==========     ==========      ==========

        Per Share Data:

            Net income before minority interests           $     0.36      $     0.32     $     0.31      $     0.32
                                                           ==========      ==========     ==========      ==========

            Net income                                     $     0.35      $     0.30     $     0.28      $     0.29
                                                           ==========      ==========     ==========      ==========

                                                           ---------------------------------------------------------
                                                                             Three Months Ended
                                                           ---------------------------------------------------------
                                                           12/31/2000      09/30/2000     06/30/2000      03/31/2000
                                                           ----------      ----------     ----------      ----------
        Revenues                                           $   20,910      $   19,724     $   18,988      $   19,407
                                                           ----------      ----------     ----------      ----------

        Net income before minority interests                    5,539           5,859          5,183           5,533

        Minority interests                                     (2,018)         (2,017)        (2,017)         (2,017)
                                                           ----------      ----------     ----------      ----------

        Net income                                         $    3,521      $    3,842     $    3,166      $    3,516
                                                           ==========      ==========     ==========      ==========

        Per Share Data:

            Net income before minority interests           $     0.29      $     0.31     $     0.28      $     0.30
                                                           ==========      ==========     ==========      ==========

            Net income                                     $     0.25      $     0.28     $     0.24      $     0.26
                                                           ==========      ==========     ==========      ==========

                                                           ---------------------------------------------------------
                                                                             Three Months Ended
                                                           ---------------------------------------------------------
                                                           12/31/1999      09/30/1999     06/30/1999      03/31/1999
                                                           ----------      ----------     ----------      ----------
        Revenues                                           $   19,398      $   18,409     $   18,020      $   17,964
                                                           ----------      ----------     ----------      ----------

        Net income before minority interests                    6,103           5,145          4,931           5,041

        Minority interests                                     (2,017)         (2,018)        (1,967)         (1,921)
                                                           ----------      ----------     ----------      ----------

        Net income                                         $    4,086      $    3,127     $    2,964      $    3,120
                                                           ==========      ==========     ==========      ==========

        Per Share Data:

            Net income before minority interests           $     0.33      $     0.28     $     0.27      $     0.28
                                                           ==========      ==========     ==========      ==========

            Net income                                     $     0.31      $     0.24     $     0.23      $     0.24
                                                           ==========      ==========     ==========      ==========

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

15 BUSINESS SEGMENTS

     The company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies of the segments presented below are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based upon income from real estate for the combined properties in each segment.

     (in thousands)                                             Shopping      Office       Corporate   Consolidated
                                                                Centers     Properties     and Other      Totals
                                                              -----------   -----------   -----------  ------------
------------------------------------------------------------
                            2001
------------------------------------------------------------
     Real estate rental operations:
        Revenues ...........................................  $   58,714    $   27,427    $      167    $   86,308
        Expenses ...........................................     (10,324)       (6,022)           --       (16,346)
                                                              -----------   -----------   -----------   -----------
     Income from real estate ...............................      48,390        21,405           167        69,962
        Interest expense & amortization of debt costs ......          --            --       (25,486)      (25,486)
        General and administrative .........................          --            --        (4,335)       (4,335)
                                                              -----------   -----------   -----------   -----------
     Subtotal ..............................................      48,390        21,405       (29,654)       40,141
        Depreciation and amortization ......................      (9,751)       (5,007)           --       (14,758)
        Minority interests .................................          --            --        (8,069)       (8,069)
                                                              -----------   -----------   -----------   -----------
     Net income ............................................  $   38,639    $   16,398    $  (37,723)   $   17,314
                                                              ===========   ===========   ===========   ===========
     Capital investment ....................................  $    8,220    $   13,580    $       --    $   21,800
                                                              ===========   ===========   ===========   ===========
     Total assets ..........................................  $  192,762    $  124,529    $   29,112    $  346,403
                                                              ===========   ===========   ===========   ===========

------------------------------------------------------------
                            2000
------------------------------------------------------------
     Real estate rental operations:
        Revenues ...........................................  $   56,969    $   21,837    $      223    $   79,029
        Expenses ...........................................     (10,252)       (4,937)           --       (15,189)
                                                              -----------   -----------   -----------   -----------
     Income from real estate ...............................      46,717        16,900           223        63,840
        Interest expense & amortization of debt costs ......          --            --       (24,301)      (24,301)
        General and administrative .........................          --            --        (3,891)       (3,891)
                                                              -----------   -----------   -----------   -----------
     Subtotal ..............................................      46,717        16,900       (27,969)       35,648
        Depreciation and amortization ......................      (6,453)       (4,079)           (2)      (13,534)
        Minority interests .................................          --            --        (8,069)       (8,069)
                                                              -----------   -----------   -----------   -----------
     Net income ............................................  $   37,264    $   12,821    $  (36,040)   $   14,045
                                                              ===========   ===========   ===========   ===========
     Capital investment ....................................  $   14,886    $   28,540    $       --    $   43,426
                                                              ===========   ===========   ===========   ===========
     Total assets ..........................................  $  185,518    $  117,497    $   31,435    $  334,450
                                                              ===========   ===========   ===========   ===========

------------------------------------------------------------
                            1999
------------------------------------------------------------
     Real estate rental operations:
        Revenues ...........................................  $   54,510    $   19,183    $       98    $   73,791
        Expenses ...........................................      (9,604)       (4,618)           --       (14,222)
                                                              -----------   -----------   -----------   -----------
     Income from real estate ...............................      44,906        14,565            98        59,569
        Interest expense & amortization of debt costs ......          --            --       (22,984)      (22,984)
        General and administrative .........................          --            --        (3,755)       (3,755)
                                                              -----------   -----------   -----------   -----------
     Subtotal ..............................................      46,906        14,565       (26,641)       32,830
        Depreciation and amortization ......................      (8,414)       (3,749)           --       (12,163)
        Gain on property sale ..............................         553            --            --           553
        Minority interests .................................          --            --         7,923)       (7,923)
                                                              -----------   -----------   -----------   -----------
     Net income ............................................  $   37,045    $   10,816    $  (34,564)   $   13,297
                                                              ===========   ===========   ===========   ===========
     Capital investment ....................................  $   16,939    $   21,699    $       --    $   38,638
                                                              ===========   ===========   ===========   ===========
     Total assets ..........................................  $  186,769    $   90,185    $   22,711    $  299,665
                                                              ===========   ===========   ===========   ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Saul Centers, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Saul Centers, Inc. (the "Company") included in this Form 10-K and have issued our report thereon dated February 13, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III, "Real Estate and Accumulated Depreciation" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






Vienna, Virginia
February 13, 2002

                                                                    Schedule III

                               SAUL CENTERS, INC.
                    Real Estate and Accumulated Depreciation
                                December 31, 2000
                             (Dollars in Thousands)

                                                          Costs
                                                       Capitalized                    Basis at Close of Period
                                                                     ----------------------------------------------------------
                                                       Subsequent                    Buildings
                                         Initial           to                           and        Leasehold
                                          Basis        Acquisition      Land       Improvements    Interests        Total
                                       ----------------------------------------------------------------------------------------
Shopping Centers
Ashburn Village, Ashburn, VA            $      11,431   $      6,113  $      5,158  $      12,386   $        --    $   17,544
Beacon Center, Alexandria, VA                   1,493         14,527            --         14,926         1,094        16,020
Belvedere, Baltimore, MD                          932            834           263          1,503            --         1,766
Boulevard, Fairfax, VA                          4,883          1,410         3,687          2,606            --         6,293
Clarendon, Arlington, VA                          385            396           635            146            --           781
Clarendon Station, Arlington, VA                  834             37           425            446            --           871
Flagship Center, Rockville, MD                    160              9           169             --            --           169
French Market, Oklahoma City, OK                5,781          8,546         1,118         13,209            --        14,327
Germantown, Germantown, MD                      3,576            298         2,034          1,840            --         3,874
Giant, Baltimore, MD                              998            303           422            879            --         1,301
The Glen, Lake Ridge, VA                       12,918            414         5,300          8,032            --        13,332
Great Eastern, District Heights., MD            3,472          9,323         2,263         10,532            --        12,795
Hampshire Langley, Langley Park, MD             3,159          2,416         1,856          3,719            --         5,575
Leesburg Pike, Baileys Crossroads, VA           2,418          5,099         1,132          6,385            --         7,517
Lexington Mall, Lexington, KY                   4,868          5,904         2,111          8,661            --        10,772
Lumberton Plaza, Lumberton, NJ                  4,400          8,269           950         11,719            --        12,669
Olney, Olney, MD                                1,884          1,281            --          3,165            --         3,165
Ravenwood, Baltimore, MD                        1,245          1,645           703          2,187            --         2,890
Seven Corners, Falls Church, VA                 4,848         39,215         4,913         39,150            --        44,063
Shops at Fairfax, Fairfax, VA                   2,708         10,240           992         11,956            --        12,948
Southdale, Glen Burnie, MD                      3,650         15,202            --         18,230           622        18,852
Southside Plaza, Richmond, VA                   6,728          3,637         1,878          8,487            --        10,365
South Dekalb Plaza, Atlanta, GA                 2,474          2,714           703          4,485            --         5,188
Thruway, Winston-Salem, NC                      4,778         12,785         5,464         11,994           105        17,563
Village Center, Centreville, VA                16,502          1,081         7,851          9,732            --        17,583
West Park, Oklahoma City, OK                    1,883            602           485          2,000            --         2,485
White Oak, Silver Spring, MD                    6,277          3,659         4,787          5,149            --         9,936
                                       ----------------------------------------------------------------------------------------
    Total Shopping Centers                    114,685        155,959        55,299        213,524         1,821       270,644
                                       ----------------------------------------------------------------------------------------

Office Properties
Avenel Business Park, Gaithersburg, MD         21,459         17,525         3,851         35,133            --        38,984


Crosstown Business Center, Tulsa, OK            3,454          1,822           604          4,672            --         5,276
601 Pennsylvania Ave., Washington DC            5,479         44,737         5,667         44,549            --        50,216
Van Ness Square, Washington, DC                   812         25,929           831         25,910            --        26,741
                                       ----------------------------------------------------------------------------------------
    Total Office Properties                    31,204         90,013        10,953        110,264            --       121,217
                                       ----------------------------------------------------------------------------------------

    Total                               $     145,889   $    245,972  $     66,252  $     323,788   $     1,821    $  391,861
                                       ========================================================================================
                                                                                                                      Buildings
                                                                                                                         and

                                                                                                                    Improvements
                                          Accumulated       Book         Related        Date of          Date        Depreciable
                                          Depreciation      Value          Debt       Construction     Acquired    Lives in Years
                                       --------------------------------------------- -----------------------------------------------
Shopping Centers
Ashburn Village, Ashburn, VA               $     1,432   $    16,112    $    11,902    1994 & 2000        3/94            40
Beacon Center, Alexandria, VA                    5,769        10,251          7,414    1960 & 1974        1/72         40 & 50
Belvedere, Baltimore, MD                           784           982          2,640       1958            1/72            40
Boulevard, Fairfax, VA                             274         6,019          6,687       1969            4/94            40
Clarendon, Arlington, VA                            37           744            328       1949            7/73            33
Clarendon Station, Arlington, VA                    60           811             96       1949            1/96            40
Flagship Center, Rockville, MD                      --           169            548       1972            1/72            --
French Market, Oklahoma City, OK                 3,573        10,754          3,176       1972            3/74            50
Germantown, Germantown, MD                         484         3,390          1,168       1990            8/93            40
Giant, Baltimore, MD                               602           699          2,678       1959            1/72            40
The Glen, Lake Ridge, VA                         1,410        11,922         10,277       1993            6/94            40
Great Eastern, District Heights., MD             2,814         9,981         11,477    1958 & 1960        1/72            40
Hampshire Langley, Langley Park, MD              1,977         3,598         10,511       1960            1/72            40
Leesburg Pike, Baileys Crossroads, VA            3,298         4,219         11,717       1965            2/66            40
Lexington Mall, Lexington, KY                    4,573         6,199          6,311    1971 & 1974        3/74            50
Lumberton Plaza, Lumberton, NJ                   6,191         6,478          8,266       1975            12/75           40
Olney, Olney, MD                                 1,709         1,456          2,448       1972            11/75           40
Ravenwood, Baltimore, MD                           689         2,201          6,776       1959            1/72            40
Seven Corners, Falls Church, VA                 11,441        32,622         45,875       1956            7/73            33
Shops at Fairfax, Fairfax, VA                    2,445        10,503          9,637       1975            6/75            50
Southdale, Glen Burnie, MD                      10,885         7,967          8,217    1962 & 1987        1/72            40
Southside Plaza, Richmond, VA                    5,479         4,886         10,158       1958            1/72            40
South Dekalb Plaza, Atlanta, GA                  2,376         2,812          2,545       1970            2/76            40
Thruway, Winston-Salem, NC                       4,679        12,884         26,241    1955 & 1965        5/72            40
Village Center, Centreville, VA                  2,054        15,529          9,219       1990            8/93            40
West Park, Oklahoma City, OK                       981         1,504            110       1974            9/75            50
White Oak, Silver Spring, MD                     3,002         6,934         24,240    1958 & 1967        1/72            40
                                       ---------------------------------------------
    Total Shopping Centers                      79,018       191,626        240,612
                                       ---------------------------------------------

Office Properties

Avenel Business Park, Gaithersburg, MD          12,218        26,766         25,978    1984, 1986,    12/84, 8/85,     35 & 40
                                                                  --                   1990, 1998      2/86, 4/98
                                                                                          & 2000        & 10/2000
Crosstown Business Center, Tulsa, OK             2,067         3,209             --       1974            10/75           40
601 Pennsylvania Ave., Washington DC            19,197        31,019         36,279       1986            7/73            35
Van Ness Square, Washington, DC                 11,680        15,061          7,260       1990            7/73            35
                                       ---------------------------------------------
    Total Office Properties                     45,162        76,055         69,517
                                       ---------------------------------------------

    Total                                  $   124,180   $   267,681    $   310,129
                                       =============================================

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

(In thousands)                                               2000                 1999                  1998
----------------------------------------------------   -----------------     ----------------     -----------------
Total real estate investments:

Balance, beginning of year                              $       368,382       $      348,061       $       335,268
                Improvements                                     23,479               21,943                14,784
                Sales                                                --                1,192                    --
                Retirements                                          --                  430                 1,991
                                                       -----------------     ----------------     -----------------
Balance, end of year                                    $       391,861       $      368,382       $       348,061
                                                       =================     ================     =================



Total accumulated depreciation:

Balance, beginning of year                              $       112,272       $      101,910       $        92,615
                Depreciation expense                             11,908               10,714                10,409
                Sales                                                --                   42                    --
                Retirements                                          --                  310                 1,114
                                                       -----------------     ----------------     -----------------
Balance, end of year                                    $       124,180       $      112,272       $       101,910
                                                       =================     ================     =================

-------------------------------------------------------------------------------------------------------------------