Form 10-Q
period 2002-03-31
SAUL CENTERS INC
filed 2002-05-14
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED March 31, 2002

                         COMMISSION FILE NUMBER 1-12254

                               SAUL CENTERS,INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

           Maryland                                      52-1833074
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 7501 Wisconsin Avenue, Bethesda, Maryland 20814
                 -----------------------------------------------
                (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code (301) 986-6200

          Number of shares of common stock, par value $0.01 per share outstanding as of May 10, 2002: 14,829,767

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                   YES  X        NO
                       ---          ---

                               SAUL CENTERS, INC.
                                Table of Contents

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Financial Statements (Unaudited)
        --------------------------------

     (a)  Consolidated Balance Sheets as of March 31, 2002 and
          December 31, 2001.................................................  4

     (b)  Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.....................................  5

     (c)  Consolidated Statements of Stockholders' Equity as of
          March 31, 2002 and December 31, 2001..............................  6

     (d)  Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.....................................  7

     (e)  Notes to Consolidated Financial Statements .......................  8

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

     (a)  Liquidity and Capital Resources................................... 17

     (b)  Results of Operations
          Three months ended March 31, 2002 compared
          to three months ended March 31, 2001.............................. 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 24
        ----------------------------------------------------------

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................... 25
        -----------------
Item 2. Changes in Securities............................................... 25
        ---------------------
Item 3. Defaults Upon Senior Securities..................................... 25
        -------------------------------
Item 4. Submission of Matters to a Vote of Security Holders................. 25
        ---------------------------------------------------
Item 5. Other Information................................................... 25
        -----------------
Item 6. Exhibits and Reports on Form 8-K.................................... 25
        --------------------------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2001, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                March 31,   December 31,
(Dollars in thousands)                                            2002          2001
----------------------------------------------------------------------------------------
Assets
   Real estate investments
      Land                                                      $  73,024    $  67,710
      Buildings and equipment                                     387,057      385,936
                                                                ---------    ---------
                                                                  460,081      453,646
      Accumulated depreciation                                   (140,500)    (136,928)
                                                                ---------    ---------
                                                                  319,581      316,718
   Construction in progress                                         2,041        1,163
   Cash and cash equivalents                                        2,645        1,805
   Accounts receivable and accrued income, net                      9,323        9,217
   Prepaid expenses                                                12,549       12,514
   Deferred debt costs, net                                         3,509        3,563
   Other assets                                                     2,619        1,423
                                                                ---------    ---------
         Total assets                                           $ 352,267    $ 346,403
                                                                =========    =========

Liabilities
   Notes payable                                                $ 354,698    $ 351,820
   Accounts payable, accrued expenses and other liabilities        15,104       14,697
   Deferred income                                                  2,531        4,009
                                                                ---------    ---------
         Total liabilities                                        372,333      370,526
                                                                ---------    ---------

Minority interests                                                     --           --
                                                                ---------    ---------

Stockholders' equity (deficit)
   Common stock, $0.01 par value, 30,000,000 shares
      authorized, 14,705,629 and 14,535,803 shares issued and
      outstanding, respectively                                       147          145
   Additional paid-in capital                                      68,020       64,564
   Accumulated deficit                                            (88,233)     (88,832)
                                                                ---------    ---------
         Total stockholders' equity (deficit)                     (20,066)     (24,123)
                                                                ---------    ---------
         Total liabilities and stockholders' equity (deficit)   $ 352,267    $ 346,403
                                                                =========    =========

        The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Three Months
                                                              Ended March 31,
(Dollars in thousands, except per share amounts)              2002       2001
--------------------------------------------------------------------------------
Revenue
   Base rent                                                 $18,353   $17,285
   Expense recoveries                                          3,105     2,800
   Percentage rent                                               549       612
   Other                                                       1,184       539
                                                             -------   -------
      Total revenue                                           23,191    21,236
                                                             -------   -------

Operating expenses
   Property operating expenses                                 2,359     2,200
   Provision for credit losses                                   155       145
   Real estate taxes                                           1,998     1,797
   Interest expense                                            6,259     6,351
   Amortization of deferred debt expense                         163       137
   Depreciation and amortization                               4,122     3,581
   General and administrative                                  1,209       974
                                                             -------   -------
      Total operating expenses                                16,265    15,185
                                                             -------   -------

Operating income                                               6,926     6,051

Non-operating item
   Gain on sale of property                                    1,426        --
                                                             -------   -------
Net income before minority interests                           8,352     6,051
                                                             -------   -------

Minority interests
   Minority share of income                                   (2,017)   (1,634)
   Distributions in excess of earnings                            --      (383)
                                                             -------   -------
      Total minority interests                                (2,017)   (2,017)
                                                             -------   -------

Net income                                                   $ 6,335   $ 4,034
                                                             =======   =======

Per share (basic and dilutive)
   Net income before minority interests                      $  0.42   $  0.32
                                                             =======   =======

   Net income                                                $  0.43   $  0.29
                                                             =======   =======

        The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                                        Additional
                                               Common    Paid-in     Accumulated
(Dollars in thousands, except per share amo    Stock     Capital       Deficit      Total
-------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
   Balance, December 31, 1999                   $133     $44,616      $(76,608)    $(31,859)

      Issuance of 535,390 shares of
         common stock                              6       7,978            --        7,984
      Net income                                  --          --        14,045       14,045
      Distributions ($1.17 per share)             --          --       (15,915)     (15,915)
      Distributions payable ($.39 per share)      --          --        (5,410)      (5,410)
                                                ----     -------      --------     --------

  Balance, December 31, 2000                     139      52,594       (83,888)     (31,155)

     Issuance of 666,268 shares of
        common stock                               6      11,970            --       11,976
     Net income                                   --          --        17,314       17,314
     Distributions ($1.17 per share)              --          --       (16,588)     (16,588)
     Distributions payable ($.39 per share)       --          --        (5,670)      (5,670)
                                                ----     -------      --------     --------

  Balance, December 31, 2001                     145      64,564       (88,832)     (24,123)
     Issuance of 169,826 shares of
        common stock                               2       3,456            --        3,458
     Net income                                   --          --         6,335        6,335
     Distributions payable ($.39 per share)       --          --        (5,736)      (5,736)
                                                ----     -------      --------     --------

  Balance, March 31, 2002                       $147     $68,020      $(88,233)    $(20,066)
                                                ====     =======      ========     ========

        The accompanying notes are an integral part of these statements.

Saul Centers, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
(Dollars in thousands)                                      2002        2001
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                             $ 6,335      $ 4,034
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Minority interests                                 2,017        2,017
         Depreciation and amortization                      4,285        3,718
         Provision for credit losses                          155          145
         (Increase) decrease in accounts receivable          (261)       3,082
         Increase in prepaid expenses                        (585)      (1,628)
         Increase in other assets                          (1,196)        (978)
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities            407         (279)
         (Decrease) increase in deferred income            (1,478)         395
         Other                                                (72)          --
                                                          -------      -------
            Net cash provided by operating activities       9,607       10,506
                                                          -------      -------
Cash flows from investing activities:
   Additions to real estate investments                    (6,435)      (4,293)
   Additions to construction in progress                     (878)      (2,863)
                                                          -------      -------
            Net cash used in investing activities          (7,313)      (7,156)
                                                          -------      -------
Cash flows from financing activities:
   Proceeds from notes payable                             10,500       10,552
   Repayments on notes payable                             (7,622)      (6,035)
   Additions to deferred debt expense                         (37)          --

   Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                             3,458        2,185
   Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                            (7,753)      (7,477)
                                                          -------      -------
            Net cash used in financing activities          (1,454)        (775)
                                                          -------      -------
Net increase in cash and cash equivalents                     840        2,575
Cash and cash equivalents, beginning of period              1,805        1,772
                                                          -------      -------
Cash and cash equivalents, end of period                  $ 2,645      $ 4,347
                                                          =======      =======

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

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Ashburn Village IV, an in-line retail and retail pad expansion to the Ashburn Village shopping center. The Company recently completed development of Ashburn Village III, Washington Square at Old Town and Crosstown Business Center. As of March 31, 2002, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn Village IV (the "Shopping Centers") and 5 predominantly office operating properties (the "Office Properties").

     To facilitate the placement of collateralized mortgage debt, the Company established Saul QRS, Inc. a wholly owned subsidiary of Saul Centers. Saul QRS, Inc. was created to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current Portfolio Properties.

2.   Summary of Significant Accounting Policies

Nature of Operations

     The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management,

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington DC/Baltimore metropolitan area. The Company's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate.

     Because the properties are located primarily in the Washington DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Seventeen of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 31, 2001, no single Shopping Center accounted for more than 11.5% of the total Shopping Center gross leasable area. Only one retail tenant, Giant Food, at 6.2%, accounted for more than 2.1% of the Company's 2001 total revenues. No office tenant other than the United States Government, at 9.7%, accounted for more than 1.1% of 2001 total revenues.

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

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the three month periods ended March 31, 2002 and 2001, was $34,000 and $506,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, at March 31, 2002 and December 31, 2001, accounts receivable included $4,936,000 and $4,675,000, respectively, of minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $652,000 and $559,000, at March 31, 2002 and December 31, 2001,
respectively.

Deferred Debt Costs

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $2,059,000 and $1,968,000, at March 31, 2002 and December 31, 2001, respectively.

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

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Income Taxes

     The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under the Code, commencing with its taxable year ended December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." Employee stock options are the Company's only dilutive securities. Five executive officers have been granted 180,000 unexercised stock options. The options became dilutive during the quarter ended March 31, 2002, because the $21.68 average share price of the Company's common stock exceeded the $20.00 exercise price. The options were not dilutive during the prior year's quarter. The treasury share method was used to value the effect of the dilution. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers. Per share data for net income (after minority interests) is computed using weighted average shares of common stock.

Weighted Average Shares Outstanding
-----------------------------------

                     Quarter ended March 31,
                           2002         2001
                     ----------   ----------
Basic
-----
   Common Stock      14,649,241   13,955,398
   Fully Converted   19,821,482   19,127,639
Fully Diluted
-------------
   Common Stock      14,663,189   13,955,398
   Fully Converted   19,835,430   19,127,639

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

     The Saul Organization has a 26.0% limited partnership interest, represented by 5,172,241 convertible limited partnership units in the Operating Partnership, as of March 31, 2002. These

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 26.0% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of March 31, 2002, 170,000 shares were authorized and registered for use under the Plan, and 116,000 shares had been credited to the directors' deferred fee accounts.

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

3.   Construction In Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2002 and December 31, 2001 are as follows:

Construction in Progress
------------------------
(In thousands)

                              March 31,   December 31,
                                   2002           2001
                              ---------   ------------
Ashburn Village IV.........      $2,041         $1,163
                                 ======         ======

4.   Notes Payable

     Notes payable totaled $354,698,000 at March 31, 2002, of which $291,856,000 (82.3%) was fixed rate debt and $62,842,000 (17.7%) was floating rate debt. At March 31, 2002, the Company had a $70,000,000 unsecured revolving credit facility with outstanding borrowings of

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

$24,500,000 and additional borrowing availability of $45,500,000. The facility requires monthly interest payments at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The facility matures July 2003. The Company also had borrowed $38,342,000 of a $42,000,000 construction loan secured by Washington Square at March 31, 2002. The facility requires monthly interest payments at a rate of LIBOR plus 1.7%.

     Notes payable totaled $351,820,000 at December 31, 2001, of which $293,478,000 (83.4%), was fixed rate debt and $58,342,000 (16.6%) was floating rate debt. Outstanding borrowings on the $70,000,000 unsecured revolving credit facility were $20,000,000 at December 31,2001, with additional borrowing availability of $50,000,000.

          At March 31, 2002, the scheduled maturities of all debt for years ending December 31, were as follows:

Debt Maturity Schedule
----------------------
     (In thousands)

April 1 through December 31, 2002............   $  4,877
2003.........................................     69,880
2004.........................................     16,876
2005.........................................      7,970
2006.........................................      8,635
2007.........................................      9,357
Thereafter...................................    237,103
                                                --------
Total........................................   $354,698
                                                ========

5.   Stockholders' Equity (Deficit) and Minority Interests

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, do not report the current value of the Company's real estate assets. The Stockholders' Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect any increase in the value resulting from the difference between the current value and the net book value of the Company's assets. Therefore, Stockholders' Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect the market value of stockholders' investment in the Company.

     The Consolidated Statement of Operations for the three months ended March 31, 2002 includes a charge for minority interests of $2,017,000, all of which is The Saul Organization's share of net income for such quarter. The charge for the three months ended March 31, 2001 of $2,017,000 consists of $1,634,000 related to The Saul Organization's share of net income for such quarter, and $383,000 related to distributions to minority interests in excess of allocated net income for that period.

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

(Dollars in thousands)                                                        Shopping     Office     Corporate   Consolidated
                                                                               Centers   Properties   and Other      Totals
                                                                              --------   ----------   ---------   ------------
---------------------------------------------------------------------------
                          Quarter ended March 31, 2002
---------------------------------------------------------------------------
Real estate rental operations:
   Revenues................................................................   $ 15,518    $  7,659     $     14     $ 23,191
   Expenses................................................................     (2,530)     (1,982)          --       (4,512)
                                                                              --------    --------     --------     --------
Income from real estate ...................................................     12,988       5,677           14       18,679
   Interest expense & amortization of debt expense.........................         --          --       (6,422)      (6,422)
   General and administrative..............................................         --          --       (1,209)      (1,209)
                                                                              --------    --------     --------     --------
Subtotal...................................................................     12,988       5,677       (7,617)      11,048
   Depreciation and amortization...........................................     (2,513)     (1,609)          --       (4,122)
   Gain on Sale of Property................................................      1,426          --           --        1,426
   Minority interests......................................................         --          --       (2,017)      (2,017)
                                                                              --------    --------     --------     --------
Net income.................................................................   $ 11,901    $  4,068     $ (9,634)    $  6,335
                                                                              ========    ========     ========     ========
Capital investment.........................................................   $  6,728         585           --     $  7,313
                                                                              ========    ========     ========     ========
Total assets...............................................................   $197,894     123,728       30,645     $352,267
                                                                              ========    ========     ========     ========

---------------------------------------------------------------------------
                          Quarter ended March 31, 2001
---------------------------------------------------------------------------
Real estate rental operations:
   Revenues................................................................   $ 14,569    $  6,621     $     46     $ 21,236
   Expenses................................................................     (2,643)     (1,499)          --       (4,142)
                                                                              --------    --------     --------     --------
Income from real estate....................................................     11,926       5,122           46       17,094
   Interest expense & amortization of debt expense.........................         --          --       (6,488)      (6,488)
   General and administrative..............................................         --          --         (974)        (974)
                                                                              --------    --------     --------     --------
Subtotal...................................................................     11,926       5,122       (7,416)       9,632

   Depreciation and amortization...........................................     (2,447)     (1,134)          --       (3,581)
   Minority interests......................................................         --          --       (2,017)      (2,017)
                                                                              --------    --------     --------     --------
Net income.................................................................   $  9,479    $  3,988     $ (9,433)    $  4,034
                                                                              ========    ========     ========     ========
Capital investment.........................................................   $  2,063    $  5,093     $     --     $  7,156
                                                                              ========    ========     ========     ========
Total assets...............................................................   $193,203    $119,489     $ 27,150     $339,842
                                                                              ========    ========     ========     ========

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

General
-------

     The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2002 and for the three month period ended March 31, 2002.

Critical Accounting Policies
----------------------------

     The Company's accounting policies are in conformity with generally accepted accounting principles in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Company's financial statements and the reported amounts of revenue and expenses during the reporting periods. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. Below is a discussion of accounting policies which the Company considers critical in that they may require judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which the Company considers significant, including further discussion of the critical accounting policies described below, can be found in the accompanying notes in "Item 1. Financial Statements" of this report.

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

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $2.6 million and $4.3 million at March 31, 2002 and 2001, respectively. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

Operating Activities

     Cash provided by operating activities for the quarters ended March 31, 2002 and 2001 was $9.6 million and $10.5 million, respectively, and represents, in each year, cash received primarily from rental income, plus other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

     Cash used in investing activities for the quarters ended March 31, 2002 and 2001 was $7.3 million and $7.2 million, respectively, and primarily reflects the acquisition of properties and construction in progress, net of sales of properties, during those quarters.

Financing Activities

     Cash used in financing activities for the quarters ended March 31, 2002 and 2001 was $1.5 million and $0.8 million, respectively. Cash used in financing activities for the quarter ended March 31, 2002 primarily reflects:

..    $10.5 million of proceeds received from notes payable during the quarter;
     and

..    $3.5 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs;

which was partially offset by:

..    the repayment of borrowings on our notes payable totaling $7.6 million; and

..    distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $7.8 million.

Cash used by financing activities for the quarter ended March 31, 2001 primarily reflects:

..    $10.5 million of proceeds received from notes payable incurred during the year; and

..    $2.2 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs.

which was partially offset by:

..    the repayment of borrowings on our notes payable totaling $6.0 million;

..    distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the quarter totaling $7.5 million.

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

     Management anticipates that during the coming year the Company may: i) redevelop certain of the Shopping Centers, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such properties are expected to provide longterm earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line, construction financing, proceeds from the operation of the Company's dividend reinvestment plan or other external capital resources available to the Company.

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

          As of March 31, 2002, the scheduled maturities of all debt for years ended December 31, are as follows:

Debt Maturity Schedule
----------------------
         (In thousands)

April 1 through December 31, 2002 ...........   $  4,877
2003.........................................     69,880
2004.........................................     16,876
2005.........................................      7,970
2006.........................................      8,635
2007.........................................      9,357
Thereafter...................................    237,103
                                                --------
Total........................................   $354,698
                                                ========

     Management believes that the Company's current capital resources, including approximately $45,500,000 of the Company's revolving line of credit, which was available for borrowing as of March 31, 2002, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestment and Stock Purchase Plan

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 165,390 and 123,561 shares under the Plan at discounted prices of $20.39 per share and $17.07 per share, during the quarters ended March 31, 2002 and 2001, respectively.

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

     Management believes that the Company's current capital resources, which include the Company's credit line of which $44,500,000 was available for borrowing as of May 10, 2002, will be sufficient to meet its liquidity needs for the foreseeable future. At May 10, 2002, the Company has fixed interest rates on approximately 82.0% of its total debt outstanding. The fixed rate debt has a weighted average remaining term of approximately 10 years.

Funds From Operations
---------------------

     For the first quarter of 2002, the Company reported Funds From Operations ("FFO") of $11,048,000. This represents a 14.7% increase over the comparable 2001 period's FFO of $9,632,000. FFO is presented on a fully converted basis and as a widely accepted measure of operating performance for REITs is defined as net income before extraordinary items, gains and losses on property sales and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
------------------------------
     (Amounts in thousands)

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                                 2002      2001
                                                                -------   ------

Net income before minority interests.........................   $ 8,352   $6,051
   Subtract:
      Gain on Sale of Property                                   -1,426       --
   Add:
      Depreciation and amortization of real property.........     4,122    3,581
                                                                -------   ------
Funds From Operations........................................   $11,048   $9,632
                                                                =======   ======

Average Shares and Units Used to Compute FFO per Share.......    19,835   19,128
                                                                =======   ======

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

     During 2001, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction has been completed. The build-out of office tenant areas continues. As of May 10, 2002, the Company has signed leases on 75% of the 235,000 square feet of tenant space: the 46,000 square feet of street level retail space is 98% leased and the 189,000 square feet of office space is 70% leased.

     During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. Ashburn Village II commenced operations during the third quarter of 2000. In August 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. During 2001, the Company completed the development of
4.0 acres of the land known as Ashburn Village III, consisting of a fully leased 28,000 square foot in-line and pad expansion to the retail area of the existing shopping center. The Company commenced construction on the remaining 3.1 acres known as Ashburn Village IV, during the fourth quarter of 2001. This phase will consist of an additional 25,000 square feet of retail space and two pad sites and will complete the development of Ashburn Village. Leases have been signed for 29% of this new shop space. Completion is scheduled for the summer of 2002.

     Beginning in 1998, the Company executed a plan to redevelop its 213,000 square foot French Market shopping center, located in the northwest section of Oklahoma City, Oklahoma. The plan specified the retenanting of a 103,000 square foot anchor tenant space and conversion of an outdated mini-mall to an anchor tenant use. The former Venture store space was redemised and leased to Bed Bath and Beyond, Staples, Famous Footwear, BridesMart and Lakeshore Learning. The former enclosed mini-mall was leased to Burlington Coat Factory and during 2000, converted into a two-level 90,000 square foot super store, increasing the center's size to 247,000 square feet. The facade of the center was updated to complement the addition of the new tenants. The Company has recently completed construction of the final phase of the center's redevelopment after it obtained control of 20,000 square feet of space formerly operated as a grocery store. The Company re-demised the space to accommodate nine smaller tenant uses and updated the facade to complement the remainder of the center. As a result of the Company's efforts, approximately 94% of the center was leased as of March 31, 2002.

     The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continued throughout 2001, with substantial completion during the first quarter of 2002. Twelve tenants lease 91% of the facility as of March 31, 2002.

     In April 2002, the Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor. The site is located adjacent to the Claiborne Parkway exit (Exit 5) of the Dulles Greenway, in Loudoun County, Virginia. The Dulles Greenway is the "gateway to Loudoun County," a 14-mile extension of the Dulles Toll Road, connecting Washington Dulles International Airport with historic Leesburg, Virginia. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. The land is zoned to accommodate approximately 225,000 square feet of neighborhood and community retail development. The Company is in the process of negotiating leases and is moving forward to obtain site plan approvals from Loudoun County.

Portfolio Leasing Status
------------------------

     At March 31, 2002, the portfolio consisted of 28 Shopping Centers and 5 predominantly Office Properties, all of which are located in 7 states and the District of Columbia.

     At March 31, 2002, 94.2% of the Company's 6,200,000 square feet of space was leased to tenants, as compared to 92.9% at March 31, 2001. The shopping center portfolio was 94.6% leased at March 31, 2002 compared to 94.9% at March 31, 2001. The Office Properties were 92.5% leased at March 31, 2002 compared to 85.1% as of March 31, 2001. The overall improvement in the 2002 quarter's leasing percentage compared to the prior year's quarter resulted primarily from the lease-up of Crosstown Business Center from 68.4% to 91.4%, and Washington Square from 54.8% to 74.6%, at March 31, 2001 and March 31, 2002, respectively.

Results of Operations
---------------------

     The following discussion compares the results of the Company for the three-month periods ended March 31, 2002 and 2001, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

     Revenues for the three-month period ended March 31, 2002 (the "2002 Quarter"), totaled $23,191,000 compared to $21,236,000 for the comparable quarter in 2001 (the "2001 Quarter"), an increase of $1,955,000 (9.2%).

     Base rent income was $18,353,000 for the 2002 Quarter, compared to $17,285,000 for the 2001 Quarter, representing an increase of $1,068,000 (6.2%). Approximately 55% of the increase in base rent resulted from new leases in effect at recently developed and redeveloped properties: Washington Square, Ashburn Village III, Crosstown Business Center and French Market. The balance of the base rent increase resulted from releasing property space in the remaining Current Portfolio Properties, at rental rates higher than expiring rents.

     Expense recoveries were $3,105,000 for the 2002 Quarter compared to $2,800,000 for the comparable 2001 Quarter, representing an increase of $305,000 (10.9%). Of the increase in expense recovery income, 33% resulted from the commencement of operations at the newly developed and redeveloped properties, while the balance of the increase in expense recoveries resulted from improved occupancy and increases in property tax expense.

     Percentage rent was $549,000 in the 2002 Quarter, compared to $612,000 in the 2001 Quarter, a decrease of $63,000 (10.3%). Approximately one half of the percentage rent decrease occurred at Lexington Mall where the Company is positioning the mall for redevelopment.

     Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $1,184,000 in the 2002 Quarter, compared to $539,000 in the 2001 Quarter, representing an increase of $645,000 (119.7%). The increase in other income resulted from a $571,000 increase in lease termination payments compared to the prior year, approximately half of which was recognized at Washington Square, and an $84,000 increase in parking income primarily due to the commencement of operations at Washington Square.

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $159,000 (7.2%) to $2,359,000 in the 2002 Quarter from $2,200,000 in the 2001
Quarter. Approximately 90% of the property operating expense increase resulted from the commencement of operations at Washington Square.

     The provision for credit losses increased $10,000 (6.9%) to $155,000 in the 2002 Quarter from $145,000 in the 2001 Quarter. The credit loss increase resulted primarily from additions to credit loss reserves for an office tenant in bankruptcy.

     Real estate taxes increased $201,000 (11.2%) to $1,998,000 in the 2002 Quarter from $1,797,000 in the 2001 Quarter. Forty percent of the increase in real estate tax expense in the 2002 Quarter resulted from the commencement of operations at Washington Square, while the balance of the real estate tax increase resulted from higher real estate tax expense at the remaining Current Portfolio Properties.

     Interest expense decreased $92,000 (1.4%) to $6,259,000 for the 2002 Quarter from $6,351,000 reported for the 2001 Quarter. The decrease resulted from lower interest rates primarily on the Company's variable rate debt.

     Amortization of deferred debt expense increased $26,000 (19.0%) to $163,000 for the

2002 Quarter compared to $137,000 for the 2001 Quarter. The increase resulted from the amortization of additional loan costs resulting from the maturity extension of the Washington Square construction loan to January 2003.

     Depreciation and amortization expense increased $541,000 (15.1%) from $3,581,000 in the 2001 Quarter to $4,122,000 in the 2002 Quarter, reflecting increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

     General and administrative expense, which consists of payroll, administrative and other overhead expenses, was $1,209,000 for the 2002 Quarter, an increase of $235,000 (24.1%) over the 2001 Quarter. The increase in 2002 expenses compared to 2001 resulted from increased office rent, payroll and legal expenses.

     The Company recognized a gain on the sale of real estate of $1,426,000 in 2002. There were no gains reported in 2001. In 1999, the District of Columbia condemned and purchased the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. The Company disputed the original purchase price awarded by the District. The gain represents additional net proceeds the Company received upon settlement of the dispute.

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

     The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of March 31, 2002, the Company had variable rate indebtedness totaling $62,842,000. Interest rate fluctuations will affect the Company's annual interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at March 31, 2002 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $628,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of March 31, 2002, the Company had fixed rate indebtedness totaling $291,856,000. If interest rates on the Company's fixed rate debt instruments at March 31, 2002 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $18,599,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

               None

Item 2. Changes in Securities

               None

Item 3. Defaults Upon Senior Securities

               None

Item 4. Submission of Matters to a Vote of Security Holders

               On April 26, 2002, the Company held its Annual Meeting of Stockholders, at which B. Francis Saul II, Mark Sullivan III, James W. Symington and John R. Whitmore were reelected to the Board of Directors for three year terms expiring at the 2005 Annual Meeting, each receiving in excess of 90% of the votes of the approximately 14,705,000 shares outstanding and eligible to vote at the meeting. The terms of the remaining Board members did not expire as of the April 26, 2002 meeting and those individuals continue as directors of the Company.

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

                                  SAUL CENTERS, INC.
                                  (Registrant)


   Date: May 14, 2002             /s/ Philip D. Caraci
                                  ----------------------------------------------
                                  Philip D. Caraci, President


   Date: May 14, 2002             /s/ Scott V. Schneider
                                  ----------------------------------------------
                                  Scott V. Schneider
                                  Senior Vice President, Chief Financial Officer