Form 10-K/A
period 2001-12-31
SAUL CENTERS INC
filed 2002-06-25
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K \ A
                                 Amendment No. 1

       (Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001


 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ________________

                         Commission File number 1-12254

                               SAUL CENTERS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                    52-1833074
-----------------------------------        -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

  7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland              20814-6522
---------------------------------------------------------          -------------
        (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
             Title of each class                     on which registered
   ---------------------------------------         -----------------------

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
Yes X  No
   ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         The number of shares of Common Stock, $0.01 par value, outstanding as of June 20, 2002 was 14,830,586.

                                Explanatory Note

The Form 10-K of Saul Centers, Inc. (the "Company") for the year ended fiscal year December 31, 2001 (the "Form 10-K") is being amended to file the correct version of Schedule III, "Real Estate and Accumulated Depreciation." During the EDGAR conversion process, Schedule III was inadvertently replaced with the version of Schedule III filed with the Company's Form 10-K for the year ended December 31, 2000. The Schedule III filed herewith replaces pages F-19 and F-20 in the Form 10-K. In addition, the Schedule III filed herewith is the document subjected to the independent auditor's auditing procedures referred to in the Report of Independent Public Accountants on page F-18 and also filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SAUL CENTERS, INC
                                  (Registrant)




Date: June 21, 2002                   /s/ B. Francis Saul II
          ---                         --------------------------
                                      B. Francis Saul II
                                      Chairman of the Board of Directors
                                      & Chief Executive Officer
                                      (Principal Executive Officer)



Date: June 21, 2002                   /s/ Scott V. Schneider
          ---                         --------------------------
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





Vienna, Virginia
February 13, 2002

                                                                    Schedule III


                               SAUL CENTERS, INC.
                    Real Estate and Accumulated Depreciation
                                December 31, 2001
                             (Dollars in Thousands)



                                                                              Costs          Basis at Close of Period
                                                                           Capitalized    -----------------------------
                                                                           Subsequent                       Buildings
                                                           Initial            to                               and
                                                            Basis         Acquisition       Land           Improvements
                                                          ---------       ------------    ---------       -------------
Shopping Centers
Ashburn Village, Ashburn, VA                              $  11,431       $  10,640       $  6,072        $  15,999
Beacon Center, Alexandria, VA                                 1,493          14,880             --           15,279
Belvedere, Baltimore, MD                                        932             841            263            1,510
Boulevard, Fairfax, VA                                        4,883           1,410          3,687            2,606
Clarendon, Arlington, VA                                        385             397            635              147
Clarendon Station, Arlington, VA                                834              37            425              446
Flagship Center, Rockville, MD                                  160               9            169               --
French Market, Oklahoma City, OK                              5,781           9,912          1,118           14,575
Germantown, Germantown, MD                                    3,576             304          2,034            1,846
Giant, Baltimore, MD                                            998             359            422              935
The Glen, Lake Ridge, VA                                     12,918             509          5,300            8,127
Great Eastern, District Heights., MD                          3,472           9,351          2,263           10,560
Hampshire Langley, Langley Park, MD                           3,159           2,470          1,856            3,773
Leesburg Pike, Baileys Crossroads, VA                         2,418           5,123          1,132            6,409
Lexington Mall, Lexington, KY                                 4,868           6,015          2,111            8,772
Lumberton Plaza, Lumberton, NJ                                4,400           8,908            950           12,358
Olney, Olney, MD                                              1,884           1,407             --            3,291
Ravenwood, Baltimore, MD                                      1,245           1,657            703            2,199
Seven Corners, Falls Church, VA                               4,848          39,259          4,913           39,194
Shops at Fairfax, Fairfax, VA                                 2,708          10,240            992           11,956
Southdale, Glen Burnie, MD                                    3,650          15,361             --           18,389
Southside Plaza, Richmond, VA                                 6,728           4,257          1,878            9,107
South Dekalb Plaza, Atlanta, GA                               2,474           2,743            703            4,514
Thruway, Winston-Salem, NC                                    4,778          13,524          5,464           12,733
Village Center, Centreville, VA                              16,502             743          7,851            9,394
West Park, Oklahoma City, OK                                  1,883             619            485            2,017
White Oak, Silver Spring, MD                                  6,277           3,705          4,787            5,195
                                                          ---------       ---------       --------        ---------
  Total Shopping Centers                                    114,685         164,680         56,213          221,331
                                                          ---------       ---------       --------        ---------

Office Properties
Avenel Business Park, Gaithersburg, MD                       21,459          18,911          3,851           36,519


Crosstown Business Center, Tulsa, OK                          3,454           5,018            604            7,868
601 Pennsylvania Ave., Washington DC                          5,479          46,963          5,667           46,775
Van Ness Square, Washington, DC                                 812          27,171            831           27,152
Washington Square, Alexandria VA                              2,034          42,980            544           44,470
                                                          ---------       ---------       --------        ---------
  Total Office Properties                                    33,238         141,043         11,497          162,784
                                                          ---------       ---------       --------        ---------

  Total                                                   $ 147,923       $ 305,723       $ 67,710        $ 384,115
                                                          =========       =========       ========        =========




                                                              Basis at Close of Period
                                                          --------------------------------
                                                            Leasehold                      Accumulated       Book
                                                            Interests        Total        Depreciation       Value
                                                          -----------     ---------       -------------     -------
Shopping Centers
Ashburn Village, Ashburn, VA                              $      --       $  22,071       $  2,001        $  20,070
Beacon Center, Alexandria, VA                                 1,094          16,373          6,241           10,132
Belvedere, Baltimore, MD                                         --           1,773            873              900
Boulevard, Fairfax, VA                                           --           6,293            369            5,924
Clarendon, Arlington, VA                                         --             782             40              742
Clarendon Station, Arlington, VA                                 --             871             75              796
Flagship Center, Rockville, MD                                   --             169             --              169
French Market, Oklahoma City, OK                                 --          15,693          4,035           11,658
Germantown, Germantown, MD                                       --           3,880            568            3,312
Giant, Baltimore, MD                                             --           1,357            626              731
The Glen, Lake Ridge, VA                                         --          13,427          1,638           11,789
Great Eastern, District Heights., MD                             --          12,823          3,250            9,573
Hampshire Langley, Langley Park, MD                              --           5,629          2,151            3,478
Leesburg Pike, Baileys Crossroads, VA                            --           7,541          3,601            3,940
Lexington Mall, Lexington, KY                                    --          10,883          4,764            6,119
Lumberton Plaza, Lumberton, NJ                                   --          13,308          6,592            6,716
Olney, Olney, MD                                                 --           3,291          1,839            1,452
Ravenwood, Baltimore, MD                                         --           2,902            768            2,134
Seven Corners, Falls Church, VA                                  --          44,107         12,865           31,242
Shops at Fairfax, Fairfax, VA                                    --          12,948          2,880           10,068
Southdale, Glen Burnie, MD                                      622           9,011         11,653            7,358
Southside Plaza, Richmond, VA                                    --          10,985          5,848            5,137
South Dekalb Plaza, Atlanta, GA                                  --           5,217          2,629            2,588
Thruway, Winston-Salem, NC                                      105          18,302          5,292           13,010
Village Center, Centreville, VA                                  --          17,245          2,361           14,884
West Park, Oklahoma City, OK                                     --           2,502          1,052            1,450
White Oak, Silver Spring, MD                                     --           9,982          3,258            6,724
                                                          ---------       ---------       --------        ---------
  Total Shopping Centers                                      1,821         279,365         87,269          192,096
                                                          ---------       ---------       --------        ---------

Office Properties
Avenel Business Park, Gaithersburg, MD                           --          40,370         13,725           26,645
                                                                                                                 --
Crosstown Business Center, Tulsa, OK                             --           8,472          2,361            6,111
601 Pennsylvania Ave., Washington DC                             --          52,442         20,467           31,975
Van Ness Square, Washington, DC                                  --          27,983         12,520           15,463
Washington Square, Alexandria VA                                 --          45,014            586           44,428
                                                          ---------       ---------       --------        ---------
  Total Office Properties                                        --         174,281         49,659          124,622
                                                          ---------       ---------       --------        ---------

  Total                                                   $   1,821       $ 453,646       $136,928        $ 316,718
                                                          =========       =========       ========        =========


                                                                                                                  Buildings
                                                                                                                     and
                                                                                                                 Improvements
                                                           Related            Date of             Date           Depreciable
                                                             Debt           Construction        Acquired        Lives in Years
                                                          ---------       ---------------      ----------      ---------------
Shopping Centers
Ashburn Village, Ashburn, VA                              $  19,183         1994 & 2000           3/94              40
Beacon Center, Alexandria, VA                                 4,415         1960 & 1974           1/72            40 & 50
Belvedere, Baltimore, MD                                      2,595            1958               1/72              40
Boulevard, Fairfax, VA                                        5,591            1969               4/94              40
Clarendon, Arlington, VA                                        191            1949               7/73              33
Clarendon Station, Arlington, VA                                 --            1949               1/96              40
Flagship Center, Rockville, MD                                  327            1972               1/72              --
French Market, Oklahoma City, OK                              1,305            1972               3/74              50
Germantown, Germantown, MD                                      720            1990               8/93              40
Giant, Baltimore, MD                                          2,633            1959               1/72              40
The Glen, Lake Ridge, VA                                     10,028            1993               6/94              40
Great Eastern, District Heights., MD                         11,283         1958 & 1960           1/72              40
Hampshire Langley, Langley Park, MD                          10,333            1960               1/72              40
Leesburg Pike, Baileys Crossroads, VA                        11,390            1965               2/65              40
Lexington Mall, Lexington, KY                                 4,845         1971 & 1974           3/74              50
Lumberton Plaza, Lumberton, NJ                                8,035            1975              12/75              40
Olney, Olney, MD                                              1,584            1972              11/75              40
Ravenwood, Baltimore, MD                                      6,662            1959               1/72              40
Seven Corners, Falls Church, VA                              45,099            1956               7/73              33
Shops at Fairfax, Fairfax, VA                                 8,345            1975               6/75              50
Southdale, Glen Burnie, MD                                    4,979         1962 & 1987           1/72              40
Southside Plaza, Richmond, VA                                 9,986            1958               1/72              40
South Dekalb Plaza, Atlanta, GA                               1,566            1970               2/76              40
Thruway, Winston-Salem, NC                                   25,796         1955 & 1965           5/72              40
Village Center, Centreville, VA                               8,962            1990               8/93              40
West Park, Oklahoma City, OK                                     67            1974               9/75              50
White Oak, Silver Spring, MD                                 23,829         1958 & 1967           1/72              40
                                                          ---------
  Total Shopping Centers                                    229,749
                                                          ---------

Office Properties
Avenel Business Park, Gaithersburg, MD                       32,783         1984, 1986,      12/84, 3/85          35 & 40
                                                                            1990, 1998        2/86, 4/98
                                                                             & 2000           & 10/2000
Crosstown Business Center, Tulsa, OK                             --           1974               10/75              40
601 Pennsylvania Ave., Washington DC                         35,583           1986                7/73              35
Van Ness Square, Washington, DC                              15,363           1990                7/73              35
Washington Square, Alexandria VA                             38,342        1952 & 2001            7/73              40
                                                          ---------
  Total Office Properties                                   122,071
                                                          ---------

  Total                                                   $ 351,820
                                                          =========


                                                                    Schedule III


                               SAUL CENTERS, INC.
                    Real Estate and Accumulated Depreciation
                               December 31, 2001



Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building                      33 - 50 years
Building components                20 years
Tenantimprovements                 The greater of the term of the lease or the
                                   useful life of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $347,401,000 at December 31, 2001. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2001 are summarized as follows.



(In thousands)                          2001             2000            1999
------------------------------      ------------     ------------    ------------

Total real estate investments:

Balance, beginning of year          $    391,861     $    368,382    $    348,061
              Improvements                61,785           23,479          21,943
              Sales                           --               --           1,192
              Retirements                     --               --             430
                                    ------------     ------------    ------------
Balance, end of year                $    453,646     $    391,861    $    368,382
                                    ============     ============    ============



Total accumulated depreciation:

Balance, beginning of year          $    124,180     $    112,272    $    101,910
              Depreciation expense        12,748           11,908          10,714
              Sales                           --               --              42
              Retirements                     --               --             310
                                    ------------     ------------    ------------
Balance, end of year                $    136,928     $    124,180    $    112,272
                                    ============     ============    ============