Form 10-Q
period 2002-06-30
SAUL CENTERS INC
filed 2002-08-14
CIK 907254

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED June 30, 2002

                         COMMISSION FILE NUMBER 1-12254

                               SAUL CENTERS, INC.
             (Exact name of registrant as specified in its charter)

            Maryland                                     52-1833074
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            7501 Wisconsin Ave, Suite 1500, Bethesda, Maryland 20814
               (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code (301) 986-6200

           Number of shares of common stock, par value $0.01 per share outstanding as of August 1, 2002: 14,970,000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                   YES [X]                             NO [ ]

                               SAUL CENTERS, INC.
                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                        Page
                                                                                      ----
Item 1.  Financial Statements (Unaudited)

         (a)  Consolidated Balance Sheets as of June 30, 2002 and
              December 31, 2001....................................................     4

         (b)  Consolidated Statements of Operations for the three and six months
              ended June 30, 2002 and 2001.........................................     5

         (c)  Consolidated Statements of Stockholders' Equity as of
              June 30, 2002 and December 31, 2001..................................     6

         (d)  Consolidated Statements of Cash Flows for the six months
              ended June 30, 2002 and 2001.........................................     7

         (e)  Notes to Consolidated Financial Statements...........................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         (a)  Liquidity and Capital Resources......................................    19

         (b)  Results of Operations
              Three months ended June 30, 2002 compared to three months
              ended June 30, 2001..................................................    25

              Six months ended June 30, 2002 compared to six months
              ended June 30, 2001..................................................    27

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................    28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................    29
Item 2.  Changes in Securities.....................................................    29
Item 3.  Defaults Upon Senior Securities...........................................    29
Item 4.  Submission of Matters to a Vote of Security Holders.......................    29
Item 5.  Other Information.........................................................    29
Item 6.  Exhibits and Reports on Form 8-K..........................................    29

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

     The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               Saul Centers, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  June 30,   December 31,
(Dollars in thousands)                                              2002         2001
-----------------------------------------------------------------------------------------
Assets

   Real estate investments

      Land                                                       $  84,540     $  67,710
      Buildings and equipment                                      389,316       385,936
                                                                 ---------     ---------
                                                                   473,856       453,646
      Accumulated depreciation                                    (144,115)     (136,928)
                                                                 ---------     ---------
                                                                   329,741       316,718
   Construction in progress                                          4,142         1,163
   Cash and cash equivalents                                           982         1,805
   Accounts receivable and accrued income, net                       9,528         9,217
   Prepaid expenses                                                 12,550        12,514
   Deferred debt costs, net                                          3,348         3,563
   Other assets                                                      3,197         1,423
                                                                 ---------     ---------
         Total assets                                            $ 363,488     $ 346,403
                                                                 =========     =========

Liabilities

   Notes payable                                                 $ 363,017     $ 351,820
   Accounts payable, accrued expenses and other liabilities         16,473        14,697
   Deferred income                                                   2,487         4,009
                                                                 ---------     ---------
         Total liabilities                                         381,977       370,526
                                                                 ---------     ---------

Minority interests                                                      --            --
                                                                 ---------     ---------

Stockholders' equity (deficit)

   Common stock, $0.01 par value, 30,000,000 shares
      authorized, 14,831,187 and 14,535,803 shares issued and
      outstanding, respectively                                        148           145
   Additional paid-in capital                                       70,898        64,564
   Accumulated deficit                                             (89,535)      (88,832)
                                                                 ---------     ---------
         Total stockholders' equity (deficit)                      (18,489)      (24,123)
                                                                 ---------     ---------

         Total liabilities and stockholders' equity (deficit)    $ 363,488     $ 346,403
                                                                 =========     =========

        The accompanying notes are an integral part of these statements.

                               Saul Centers, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months         Six Months
                                                   Ended June 30,      Ended June 30,
                                                  -----------------   -----------------
(Dollars in thousands, except per share amounts)    2002      2001      2002      2001
---------------------------------------------------------------------------------------
Revenue
   Base rent                                      $18,995   $17,470   $37,348   $34,755
   Expense recoveries                               3,005     2,711     6,110     5,511
   Percentage rent                                    225       241       774       853
   Other                                              568       497     1,752     1,036
                                                  -------   -------   -------   -------
         Total revenue                             22,793    20,919    45,984    42,155
                                                  -------   -------   -------   -------
Operating expenses
   Property operating expenses                      2,365     2,026     4,724     4,226
   Provision for credit losses                        116       136       271       281
   Real estate taxes                                1,972     1,759     3,970     3,556
   Interest expense                                 6,163     6,196    12,422    12,547
   Amortization of deferred debt expense              161       136       324       273
   Depreciation and amortization                    4,182     3,711     8,304     7,292
   General and administrative                       1,335     1,031     2,544     2,005
                                                  -------   -------   -------   -------
         Total operating expenses                  16,294    14,995    32,559    30,180
                                                  -------   -------   -------   -------
Operating income                                    6,499     5,924    13,425    11,975
Non-operating item
   Gain on sale of property                            --        --     1,426        --
                                                  -------   -------   -------   -------
Income before minority interests                    6,499     5,924    14,851    11,975
                                                  -------   -------   -------   -------
Minority interests
   Minority share of income                        (1,844)   (1,587)   (3,861)   (3,221)
   Distributions in excess of earnings               (173)     (430)     (173)     (813)
                                                  -------   -------   -------   -------
         Total minority interests                  (2,017)   (2,017)   (4,034)   (4,034)
                                                  -------   -------   -------   -------
Net income                                        $ 4,482   $ 3,907   $10,817   $ 7,941
                                                  =======   =======   =======   =======
Per share (basic and diluted)
   Income before minority interests               $  0.33   $  0.30   $  0.75   $  0.62
                                                  =======   =======   =======   =======
   Net income                                     $  0.30   $  0.28   $  0.73   $  0.57
                                                  =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                               Saul Centers, Inc.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                           Additional
                                                  Common    Paid-in     Accumulated
(Dollars in thousands, except per share amounts)  Stock     Capital       Deficit      Total
----------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
   Balance, December 31, 2001                      $145     $64,564      $(88,832)    $(24,123)
      Issuance of 169,826 shares of
         common stock                                 2       3,456            --        3,458
      Net income                                     --          --         6,335        6,335
      Distributions payable ($.39 per share)         --          --        (5,736)      (5,736)
                                                   ----     -------      --------     --------
   Balance, March 31, 2002                          147      68,020       (88,233)     (20,066)
      Issuance of 125,558 shares of
         common stock                                 1       2,878            --        2,879
      Net income                                     --          --         4,482        4,482
      Distributions payable ($.39 per share)         --          --        (5,784)      (5,784)
                                                   ----     -------      --------     --------
   Balance, June 30, 2002                          $148     $70,898      $(89,535)    $(18,489)
                                                   ====     =======      ========     ========

        The accompanying notes are an integral part of these statements.

                               Saul Centers, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months
                                                                     Ended June 30,
                                                                  -------------------
(Dollars in thousands)                                              2002       2001
-------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                     $ 10,817   $  7,941
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Minority interests                                          4,034      4,034
         Gain on sale of property                                   (1,426)        --
         Depreciation and amortization                               8,628      7,565
         Provision for credit losses                                   271        281
         Decrease in accounts receivable                               844      3,573
         Increase in prepaid expenses                               (1,153)    (2,789)
         Increase in other assets                                   (1,774)    (1,919)
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities                   1,776       (616)
         Increase (decrease) in deferred income                     (1,522)       506
         Other                                                         (72)        15
                                                                  --------   --------
            Net cash provided by operating activities               20,423     18,591
                                                                  --------   --------
Cash flows from investing activities:
   Acquisitions of real estate investments                         (16,830)        --
   Additions to real estate investments                             (3,380)    (7,539)
   Additions to construction in progress                            (2,979)    (5,699)
                                                                  --------   --------
            Net cash used in investing activities                  (23,189)   (13,238)
                                                                  --------   --------
Cash flows from financing activities:
   Proceeds from notes payable                                      24,900     16,778
   Repayments on notes payable                                     (13,703)   (11,827)
   Additions to deferred debt expense                                  (37)        --
   Proceeds from the issuance of common stock                        6,337      5,345
   Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                    (15,554)   (15,023)
                                                                  --------   --------
            Net cash provided by (used in) financing activities      1,943     (4,727)
                                                                  --------   --------
Net increase (decrease) in cash                                       (823)       626
Cash and cash equivalents, beginning of period                       1,805      1,772
                                                                  --------   --------
Cash and cash equivalents, end of period                          $    982   $  2,398
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

     Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Ashburn Village IV, an in-line retail and retail pad expansion to the Ashburn Village shopping center. The Company recently completed development of Ashburn Village III, Washington Square at Old Town and Crosstown Business Center. As of June 30, 2002, the Company's properties (the "Current Portfolio Properties") consisted of 27 operating shopping center properties and Ashburn Village IV (the "Shopping Centers"), 5 predominantly office operating properties (the "Office Properties") and two properties acquired in 2002 for future development and redevelopment.

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

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the six month periods ended June 30, 2002 and 2001, was $200,000 and $961,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable include minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of their respective leases. Straight line rent receivables at June 30, 2002 and December 31, 2001, of $5,327,000 and $4,675,000, respectively, are presented after netting deductions of $800,000 and $644,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant's ability to perform under its lease obligations. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $778,000 and $559,000, at June 30, 2002 and December 31, 2001, respectively.

Lease Acquisition Costs

     Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs, totaling $11,073,000 and $10,419,000, are included in prepaid expenses, net of accumulated amortization of $5,049,000 and $4,465,000, at June 30, 2002 and December 31, 2001, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly associated with time spent in leasing related activities. Such activities include analyzing the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Deferred Debt Costs

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $2,220,000 and $1,968,000, at June 30, 2002 and December 31, 2001, respectively.

Revenue Recognition

     Rental and interest income are accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant's revenues ("percentage rent") is accrued when a tenant reports sales that exceed a specified breakpoint.

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

Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." Employee stock options are the Company's only dilutive securities. Five executive officers have been granted 180,000 unexercised stock options. The options are currently dilutive because the average share price of the Company's common stock exceeds the $20.00 exercise price. The options were not dilutive during the prior year's quarter or six month period. The treasury share method was used to measure the effect of the dilution. Net income before minority interests is presented on a fully converted basis, as if the limited partners had exercised their right to convert their partnership ownership into shares of Saul Centers. Per share data for net income (after minority interests) is computed using weighted average shares of common stock.

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Weighted Average Shares Outstanding June 30,
(In thousands)                           Quarter ended    Six months ended
                                       ----------------   ----------------
                                         2002     2001      2002     2001
                                       -------   ------   -------   ------
Basic
       Common Stock                     14,789   14,116    14,719   14,036
       Fully Converted                  19,962   19,288    19,892   19,208

Fully Diluted
       Common Stock                     14,815   14,116    14,739   14,036
       Fully Converted                  19,987   19,288    19,912   19,208

Average Share Price                    $ 23.27        *   $ 22.50        *

* The option exercise price exceeded the average share price for these periods.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

     The Saul Organization has a 25.9% limited partnership interest, represented by 5,172,000 convertible limited partnership units in the Operating Partnership, as of June 30, 2002. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 25.9% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements.

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of June 30, 2002, 170,000 shares were authorized and registered for use under the Plan, and 121,000 shares had been credited to the directors' deferred fee accounts.

     Beginning in 1999, pursuant to the Plan, 100 shares of the Company's common stock are

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

awarded annually as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are issued on the date of the Annual Meeting, their issuance may not be deferred and transfer of the shares is restricted for a period of twelve months following the date of issue.

3.   Construction In Progress

     Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2002 and December 31, 2001 are as follows:

     Construction in Progress
     (In thousands)
                                                     June 30,   December 31,
                                                       2002         2001
                                                     --------   ------------
Ashburn Village IV ...............................    $4,142       $1,163
                                                      ======       ======

4.   Notes Payable

     Notes payable totaled $363,017,000 at June 30, 2002, of which $290,275,000 (80.0%) was fixed rate debt and $72,742,000 (20.0%) was floating rate debt. At June 30, 2002, the Company had a $70,000,000 unsecured revolving credit facility with outstanding borrowings of $34,400,000 and borrowing availability of $35,600,000. The facility requires monthly interest payments either at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or at the bank's reference rate depending upon the Company's option. The facility matures in July 2003. The Company also had borrowed $38,342,000 of a $42,000,000 construction loan secured by Washington Square at June 30, 2002. The facility required monthly interest payments at a rate of LIBOR plus 1.70% until July 2002 when the rate was reduced to LIBOR plus 1.45% because the Company exceeded certain leasing requirements at Washington Square.

     Notes payable totaled $351,820,000 at December 31, 2001, of which $293,478,000 (83.4%), was fixed rate debt and $58,342,000 (16.6%) was floating rate debt. Outstanding borrowings on the $70,000,000 unsecured revolving credit facility were $20,000,000 at December 31, 2001, with borrowing availability of $50,000,000.

     At June 30, 2002, the scheduled maturities of all debt for years ending December 31, were as follows:

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     Debt Maturity Schedule
     (In thousands)

July 1 through December 31, 2002 ................................       $  3,296
2003 ............................................................         79,780
2004 ............................................................         16,876
2005 ............................................................          7,970
2006 ............................................................          8,635
2007 ............................................................          9,357
Thereafter ......................................................        237,103
                                                                        --------
Total ...........................................................       $363,017
                                                                        ========

5.   Shareholders' Equity (Deficit) and Minority Interests

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, do not report the current value of the Company's real estate assets. The Shareholders' Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect any increase in value resulting from the difference between the current value and the net book value of the Company's assets. Therefore, Shareholders' Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect the market value of stockholders' investment in the Company.

     The Consolidated Statement of Operations for the six months ended June 30, 2002 includes a charge for minority interests of $4,034,000 consisting of $3,861,000 related to The Saul Organization's share of the net income for such period and $173,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the six months ended June 30, 2001 of $4,034,000 consists of $3,221,000 related to The Saul Organization's share of net income for such period, and $813,000 related to distributions to minority interests in excess of allocated net income for that period.

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

                                                         Shopping     Office     Corporate   Consolidated
(Dollars in thousands)                                    Centers   Properties   and Other      Totals
                                                         --------   ----------   ---------   ------------
             Quarter ended June 30, 2002
             ---------------------------
Real estate rental operations:
   Revenues...........................................   $ 14,626    $  8,146     $    21      $ 22,793
   Expenses...........................................     (2,708)     (1,745)         --        (4,453)
                                                         --------    --------     -------      --------
Income from real estate...............................     11,918       6,401          21        18,340
   Interest expense & amortization of debt expense....         --          --      (6,324)       (6,324)
   General and administrative.........................         --          --      (1,335)       (1,335)
                                                         --------    --------     -------      --------
Subtotal..............................................     11,918       6,401      (7,638)       10,681
   Depreciation and amortization......................     (2,486)     (1,696)         --        (4,182)
   Minority interests.................................         --          --      (2,017)       (2,017)
                                                         --------    --------     -------      --------
Net income............................................   $  9,432    $  4,705     $(9,655)     $  4,482
                                                         ========    ========     =======      ========
Capital investment....................................   $  3,318    $ 12,553     $     5      $ 15,876
                                                         ========    ========     =======      ========
Total assets..........................................   $199,066    $134,817     $29,605      $363,488
                                                         ========    ========     =======      ========

             Quarter ended June 30, 2001
             ---------------------------
Real estate rental operations:
   Revenues...........................................   $ 14,177    $  6,701     $    41      $ 20,919
   Expenses...........................................     (2,637)     (1,284)         --        (3,921)
                                                         --------    --------     -------      --------
Income from real estate...............................     11,540       5,417          41       (16,998)
   Interest expense & amortization of debt expense....         --          --      (6,332)       (6,332)
   General and administrative.........................         --          --      (1,031)       (1,031)
                                                         --------    --------     -------      --------
Subtotal..............................................     11,540       5,417      (7,322)        9,635
   Depreciation and amortization......................     (2,520)     (1,191)         --        (3,711)
   Minority interests.................................         --          --      (2,017)       (2,017)
                                                         --------    --------     -------      --------
Net income............................................   $  9,020    $  4,226     $(9,339)     $  3,907
                                                         ========    ========     =======      ========
Capital investment....................................   $  3,399    $  2,684     $    --      $  6,083
                                                         ========    ========     =======      ========
Total assets..........................................   $194,579    $121,020     $25,989      $341,588
                                                         ========    ========     =======      ========

                                                         Shopping     Office     Corporate   Consolidated
(Dollars in thousand)                                     Centers   Properties   and Other      Totals
                                                         --------   ----------   ---------   ------------
            Six months ended June 30, 2002
            ------------------------------
Real estate rental operations:
   Revenues...........................................   $ 30,144    $ 15,805     $     35     $ 45,984
   Expenses...........................................     (5,238)     (3,727)          --       (8,965)
                                                         --------    --------     --------     --------
Income from real estate...............................     24,906      12,078           35       37,019
   Interest expense & amortization of debt expense....         --          --      (12,746)     (12,746)
   General and administrative.........................         --          --       (2,544)      (2,544)
                                                         --------    --------     --------     --------
Subtotal..............................................     24,906      12,078      (15,255)      21,729
   Depreciation and amortization......................     (4,999)     (3,305)          --       (8,304)
   Gain on Sale of Property..........................       1,426          --           --        1,426
   Minority interests.................................         --          --       (4,034)      (4,034)
                                                         --------    --------     --------     --------
Net income............................................   $ 21,333    $  8,773     $(19,289)    $ 10,817
                                                         ========    ========     ========     ========
Capital investment....................................   $ 10,046    $ 13,138     $      5     $ 23,189
                                                         ========    ========     ========     ========
Total assets..........................................   $199,066    $134,817     $ 29,605     $363,488
                                                         ========    ========     ========     ========

            Six months ended June 30, 2001
            ------------------------------
Real estate rental operations:
   Revenues...........................................   $ 28,746    $ 13,322     $     87     $ 42,155
   Expenses...........................................     (5,280)     (2,783)          --       (8,063)
                                                         --------    --------     --------     --------
Income from real estate...............................     23,466      10,539           87       34,092
   Interest expense & amortization of debt costs......         --          --      (12,820)     (12,820)
   General and administrative.........................         --          --       (2,005)      (2,005)
                                                         --------    --------     --------     --------
Subtotal..............................................     23,446      10,539      (14,738)      19,267
   Depreciation and amortization......................     (4,967)     (2,325)          --       (7,292)
   Minority interests.................................         --          --       (4,034)      (4,034)
                                                         --------    --------     --------     --------
Net income............................................   $ 18,499    $  8,214     $(18,772)    $  7,941
                                                         ========    ========     ========     ========
Capital investment....................................   $  5,462    $  7,777     $     --     $ 13,239
                                                         ========    ========     ========     ========
Total assets..........................................   $194,579    $121,020     $ 25,989     $341,588
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

General

     The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2002 and for the three and six month periods ended June 30, 2002.

Critical Accounting Policies

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

Lease Acquisition Costs

     Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. Capitalized leasing costs consists of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly associated with time spent in leasing related activities. Such activities include analyzing the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transactions.

Revenue Recognition

     Rental and interest income are accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant's revenues, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint.

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

Liquidity and Capital Resources

     Cash and cash equivalents were $1.0 million and $2.4 million at June 30, 2002 and 2001, respectively. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

Operating Activities

     Cash provided by operating activities for the six month periods ended June 30, 2002 and 2001 was $20.4 million and $18.6 million, respectively, and represents, in each year, cash received primarily from rental income, plus other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

     Cash used in investing activities for the six month periods ended June 30, 2002 and 2001 was $23.2 million and $13.2 million, respectively, and primarily reflects the acquisition of properties and construction in progress during those periods.

Financing Activities

     Cash provided by financing activities for the six month period ended June 30, 2002 was $1.9 million and cash used by financing activities for the six month period ended June 30, 2001 was $4.7 million. Cash provided by financing activities for the six month period ended June 30, 2002 primarily reflects:

..    $24.9 million of proceeds received from notes payable during the period;
     and

..    $6.3 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs;

which was partially offset by:

..    the repayment of borrowings on our notes payable totaling $13.7 million;
     and

..    distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $15.6 million.

Cash used by financing activities for the six month period ended June 30, 2001 primarily reflects:

..    $16.8 million of proceeds received from notes payable incurred during the period; and

..    $5.3 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership pursuant to dividend reinvestment programs.

which was partially offset by:

..    the repayment of borrowings on our notes payable totaling $11.8 million;

..    distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $15.0 million.

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

     As of June 30, 2002, the scheduled maturities of all debt for years ended December 31, are as follows:

Debt Maturity Schedule
(In thousands)

July 1 through December 31, 2002 ..................................   $  3,296
2003 ..............................................................     79,780
2004 ..............................................................     16,876
2005 ..............................................................      7,970
2006 ..............................................................      8,635
2007 ..............................................................      9,357
Thereafter ........................................................    237,103
                                                                      --------
Total .............................................................   $363,017
                                                                      ========

     Management believes that the Company's current capital resources, including approximately $35,600,000 of the Company's revolving line of credit, which was available for borrowing as of June 30, 2002, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestment and Stock Purchase Plan

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 285,000 and 293,000 shares under the Plan at weighted average discounted prices of $21.46 per share and $17.58 per share, during the six month periods ended June 30, 2002 and 2001, respectively.

Capital Strategy and Financing Activity

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value.

     Management believes that the Company's current capital resources, which include the Company's credit line of which $33,500,000 was available for borrowing as of August 9, 2002, will be sufficient to meet its liquidity needs for the foreseeable future. At August 9, 2002, the Company had fixed interest rates on approximately 79.4% of its total debt outstanding. The fixed rate debt had a weighted average remaining term of approximately 9.7 years.

Funds From Operations

     For the second quarter of 2002, the Company reported Funds From Operations ("FFO") of $10,681,000. This represents a 10.9% increase over the comparable 2001 period's FFO of $9,635,000. For the six month period ended June 30, 2002, the Company reported FFO of $21,729,000 representing a 12.8% increase over the comparable 2001 period's FFO of $19,267,000. FFO is presented on a fully converted basis and as a widely accepted measure of operating performance for REITs is defined as net income before extraordinary items, gains and losses on property sales and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
(Amounts in thousands)

                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                      2002     2001
                                                                    -------   -------

Net income before minority interests .......................        $ 6,499   $ 5,924
   Subtract:
      Gain on Sale of Property .............................             --        --
   Add:
      Depreciation and amortization of real property .......          4,182     3,711
                                                                    -------   -------
Funds From Operations ......................................        $10,681   $ 9,635
                                                                    =======   =======
Average Shares and Units Used to Compute FFO per Share .....         19,987    19,288
                                                                    =======   =======

Funds From Operations Schedule
(Amounts in thousands)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                     2002      2001
                                                                   -------   -------
Net income before minority interests .......................       $14,851   $11,975
   Subtract:
      Gain on Sale of Property .............................        -1,426        --
   Add:
      Depreciation and amortization of real property .......         8,304     7,292
                                                                   -------   -------
Funds From Operations ......................................       $21,729   $19,267
                                                                   =======   =======
Average Shares and Units Used to Compute FFO per Share .....        19,912    19,208
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

Redevelopment, Renovations and Acquisitions

     The Company has selectively engaged in redevelopment, renovation and acquisition activities. It continues to evaluate land parcels for retail and office development and potential acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its activities in 2001 at Washington Square, Ashburn Village and Crosstown Business Center.

     During 2001, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction has been completed. The build-out of office tenant areas continues. As of August 9, 2002, the Company has signed leases on 89% of the 235,000 square feet of tenant space: the 46,000 square feet of street level retail space is 98% leased and the 189,000 square feet of office space is 86% leased.

     During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. Ashburn Village II commenced operations during the third quarter of 2000. In August 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. During 2001, the Company completed the development of
4.0 acres of the land known as Ashburn Village III, consisting of a fully leased 28,000 square foot in-line and pad expansion to the retail area of the existing shopping center. The Company commenced construction on the remaining 3.1 acres known as Ashburn Village IV, during the fourth quarter of 2001. This phase consists of 25,000 square feet of retail space and two pad sites and completes the development of Ashburn Village. Leases have been signed for 63% of this new Ashburn Village IV shop space as of June 30, 2002. Completion is scheduled for the third quarter of 2002.

     The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continued throughout 2001, with substantial completion during the first quarter of 2002. Twelve tenants lease 93% of the facility as of June 30, 2002.

     In April 2002, the Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor. The site is located adjacent to the Claiborne Parkway exit (Exit 5) of the Dulles Greenway, in Loudoun County, Virginia. The Dulles Greenway is the "gateway to Loudoun County," a 14-mile extension of the Dulles Toll Road, connecting Washington Dulles International Airport with historic Leesburg, Virginia. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. The land is zoned to accommodate approximately 225,000 square feet of neighborhood and community retail development. The Company is preparing drawings for the initial phase of construction totaling 112,000 square feet of retail space and is moving forward to obtain site plan approvals from Loudoun County. Additionally the Company has recently executed a grocery anchor lease with Safeway for a 59,000 square foot supermarket.

     In June 2002, the Company purchased 3030 Clarendon Boulevard, located in Arlington, Virginia. 3030 Clarendon is a 1.25 acre site with an existing and primarily vacant 70,000 square foot office building with surface parking for 104 cars. It is located directly across the street from the Company's Clarendon and Clarendon Station properties. The Company is analyzing its options for a proposed redevelopment of the site.

Portfolio Leasing Status

     At June 30, 2002, the operating portfolio consisted of 28 Shopping Centers and 5 predominantly Office Properties, all of which are located in 7 states and the District of Columbia.

     At June 30, 2002, 94.2% of the Company's 6,200,000 square feet of space was leased to tenants, as compared to 93.4% at June 30, 2001. The Shopping Center portfolio was 94.2% leased at June 30, 2002 compared to 94.9% at June 30, 2001. The Office Properties were 94.2% leased at June 30, 2002 compared to 87.2% as of June 30, 2001. The overall improvement in the 2002 quarter's leasing percentage compared to the prior year's quarter resulted primarily from the lease-up of Crosstown Business Center from 78.0% to 93.4%, and Washington Square from 55.9% to 88.7%, at June 30, 2001 and June 30, 2002, respectively.

Results of Operations

     The following discussion compares the results of the Company for the three-month periods ended June 30, 2002 and 2001, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues for the three-month period ended June 30, 2002 (the "2002 Quarter") totaled $22,793,000 compared to $20,919,000 for the comparable quarter in 2001 (the "2001 Quarter"), an increase of $1,874,000 (9.0%).

     Base rent income was $18,995,000 for the 2002 Quarter compared to $17,470,000 for the 2001 Quarter, representing an increase of $1,525,000 (8.7%). Approximately 40% of the increase in base rent resulted from new leases in effect at recently developed and redeveloped properties: Washington Square, Ashburn Village III, Crosstown Business Center and French Market. Approximately 30% of the increase resulted from a major tenant paying higher rent under the terms of a short-term lease extension at 601 Pennsylvania Avenue. The balance of the base rent increase resulted from releasing property space in the remaining Current Portfolio Properties, at rental rates higher than expiring rents.

     Expense recoveries were $3,005,000 for the 2002 Quarter compared to $2,711,000 for the comparable 2001 Quarter, representing an increase of $294,000 (10.8%). Of the increase in expense recovery income, approximately 33% resulted from the commencement of operations at the recently developed and redeveloped properties, while the balance of the increase in expense recoveries resulted from improved occupancy and increases in recoverable property tax expense.

     Percentage rent was $225,000 in the 2002 Quarter compared to $241,000 in the 2001 Quarter, a decrease of $16,000 (6.6%). The percentage rent decrease occurred primarily at French Market where a restaurant tenant reported lower sales revenue compared to the previous year.

     Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $568,000 in the 2002 Quarter, compared to $497,000 in the 2001 Quarter, representing an increase of $71,000 (14.3%). The increase in other income resulted primarily from a $56,000 increase in parking income due to the lease-up of office space at Washington Square.

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $339,000 (16.7%) to $2,365,000 in the 2002 Quarter from $2,026,000 in the 2001
Quarter. Approximately half of the property operating expense increase resulted from the commencement of operations at Washington Square.

     The provision for credit losses decreased $20,000 (14.7%) to $116,000 in the 2002 Quarter from $136,000 in the 2001 Quarter. The prior year's quarter included a provision for rents in dispute with a former tenant at Park Road, which was sold to the District of Columbia.

     Real estate taxes increased $213,000 (12.1%) to $1,972,000 in the 2002 Quarter from $1,759,000 in the 2001 Quarter. Thirty percent of the increase in real estate tax expense in the 2002 Quarter resulted from the commencement of operations at Washington Square, while another 30% resulted from increased taxes at the Company's two Washington, DC office properties. The balance of the real estate tax increase resulted from a 5% increase in real estate taxes throughout the remaining Current Portfolio Properties.

     Interest expense decreased $33,000 (0.5%) to $6,163,000 for the 2002 Quarter from $6,196,000 reported for the 2001 Quarter. The decrease resulted from lower interest rates primarily on the Company's variable rate debt.

     Amortization of deferred debt expense increased $25,000 (18.4%) to $161,000 for the 2002 Quarter compared to $136,000 for the 2001 Quarter. The increase resulted from the amortization of additional loan costs associated with extending the maturity of the Washington Square construction loan to January 2003.

     Depreciation and amortization expense increased $471,000 (12.7%) from $3,711,000 in the 2001 Quarter to $4,182,000 in the 2002 Quarter, reflecting increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

     General and administrative expense, which consists of payroll, administrative and other overhead expenses, was $1,335,000 for the 2002 Quarter, an increase of $304,000 (29.5%) over the 2001 Quarter. The increase in 2002 expenses resulted primarily from increased corporate office rent and to a lesser extent the write-off of abandoned property acquisition costs.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenues for the six-month period ended June 30, 2002 (the "2002 Period") totaled $45,984,000 compared to $42,155,000 for the comparable period in 2001 (the "2001 Period"), an increase of $3,829,000 (9.1%).

     Base rent income was $37,348,000 for the 2002 Period compared to $34,755,000 for the 2001 Period, representing an increase of $2,593,000 (7.5%). Approximately half of the increase in base rent resulted from new leases in effect at recently developed and redeveloped properties: Washington Square, Ashburn Village III, Crosstown Business Center and French Market. Approximately 20% of the increase resulted from a major tenant paying higher rent under the terms of a short-term lease extension at 601 Pennsylvania Avenue. The balance of the base rent increase resulted from releasing property space in the remaining Current Portfolio Properties at rental rates higher than expiring rents.

     Expense recoveries were $6,110,000 for the 2002 Period compared to $5,511,000 for the comparable 2001 Period, representing an increase of $599,000 (10.9%). Of the increase in expense recovery income, 33% resulted from the commencement of operations at the newly developed and redeveloped properties, while the balance of the increase in expense recoveries resulted from improved occupancy and increases in recoverable property tax expense.

     Percentage rent was $774,000 in the 2002 Period, compared to $853,000 in the 2001 Period, a decrease of $79,000 (9.3%). Approximately one half of the percentage rent decrease occurred at Lexington Mall where the Company is positioning the mall for redevelopment.

     Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $1,752,000 in the 2002 Period, compared to $1,036,000 in the 2001 Period, representing an increase of $716,000 (69.1%). The increase in other income resulted primarily from a $612,000 increase in lease termination payments compared to the prior year, approximately half of which was recognized at Washington Square, and a $98,000 increase in parking income due to the lease-up of office space at Washington Square.

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $498,000 (11.8%) to $4,724,000 in the 2002 Period from $4,226,000 in the 2001
Period. Approximately 60% of the property operating expense increase resulted from the commencement of operations at Washington Square.

     The provision for credit losses decreased $10,000 (3.6%) to $271,000 in the 2002 Period from $281,000 in the 2001 Period.

     Real estate taxes increased $414,000 (11.6%) to $3,970,000 in the 2002 Period from $3,556,000 in the 2001 Period. Thirty-five percent of the increase in real estate tax expense in the 2002 Period resulted from the commencement of operations at Washington Square, while 40% resulted from increased taxes at the Company's two Washington, DC office properties.

     Interest expense decreased $125,000 (1.0%) to $12,422,000 for the 2002 Period from $12,547,000 reported for the 2001 Period. The decrease resulted from lower interest rates primarily on the Company's variable rate debt.

     Amortization of deferred debt expense increased $51,000 (18.7%) to $324,000 for the 2002 Period compared to $273,000 for the 2001 Period. The increase resulted from the amortization of additional loan costs associated with extending the maturity of the Washington Square construction loan to January 2003.

     Depreciation and amortization expense increased $1,012,000 (13.9%) from $8,304,000 in the 2001 Period to $7,292,000 in the 2002 Period, reflecting increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

     General and administrative expense, which consists of payroll, administrative and other overhead expenses, was $2,544,000 for the 2002 Period, an increase of $539,000 (26.9%) over the 2001 Period. Forty percent of the expense increase in 2002 compared to 2001 resulted from increased corporate office rent, while another 40% resulted from the write-off of abandoned property acquisition costs and increased payroll and legal expense.

     The Company recognized a gain on the sale of real estate of $1,426,000 in the 2002 Period. There were no property sale gains reported in 2001. In 1999, the District of Columbia condemned and purchased the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. The Company disputed the original purchase price awarded by the District. The gain represents additional net proceeds the Company received upon settlement of the dispute.

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

     The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of June 30, 2002, the Company had variable rate indebtedness totaling $72,742,000. Interest rate fluctuations will affect the Company's annual interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt outstanding at June 30, 2002 had been one percent higher, its annual interest expense relating to these debt instruments would have increased by $727,000. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of June 30, 2002, the Company had fixed rate indebtedness totaling $290,275,000. If interest rates on the Company's fixed rate debt instruments at June 30, 2002 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $18,248,000.

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

     10. (a) First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436 is hereby incorporated by reference.

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

          (n) Revolving Credit Agreement dated as of October 1, 1997 by and between Saul Holdings Limited Partnership and Saul Subsidiary II Limited Partnership, as Borrower and U.S. Bank National Association, as agent, as filed as Exhibit 10.(q) of the 1997 Annual Report of the Company on Form 10-K, as amended by the First Amendment to Revolving Credit Agreement dated as of July 18, 2000, as filed as Exhibit 10.(q) of the September 30, 2000 Quarterly Report of the Company, is hereby incorporated by reference.

          (o) Promissory Note dated as of November 30, 1999 by and between Saul Holdings Limited Partnership as Borrower and Wells Fargo Bank National Association as Lender filed as Exhibit 10.(r) of the 1999 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

     99. Schedule of Portfolio Properties

            Reports on Form 8-K
            -------------------

               On June 25, 2002 the Company filed Form 8-K announcing the change in its independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SAUL CENTERS, INC.
                                         (Registrant)


Date: August 14, 2002                    /s/ Philip D. Caraci
                                         ---------------------------------------
                                         Philip D. Caraci, President


Date: August 14, 2002                    /s/ Scott V. Schneider
                                         ---------------------------------------
                                         Scott V. Schneider
                                         Senior Vice President, Chief Financial
                                         Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Saul Centers, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 14, 2002               /s/ B. Francis Saul II
      ----------------               -------------------------------------------
                                     Name: B. Francis Saul II
                                     Title: Chairman & Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Scott V. Schneider, the Chief Financial Officer of Saul Centers, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 14, 2002               /s/ Scott V. Schneider
      ----------------               -------------------------------------------
                                     Name: Scott V. Schneider
                                     Title: Senior Vice President,
                                            Chief Financial Officer, Secretary &
                                            Treasurer