Form 10-Q
period 2002-09-30
SAUL CENTERS INC
filed 2002-11-14
CIK 907254

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 2002

                         COMMISSION FILE NUMBER 1-12254

                               SAUL CENTERS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

               Maryland                               52-1833074
 -----------------------------------    ----------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

            7501 Wisconsin Ave, Suite 1500, Bethesda, Maryland 20814
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code (301) 986-6200

           Number of shares of common stock, par value $0.01 per share outstanding as of November 1, 2002: 15,110,000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                           YES  X                    NO___

                               SAUL CENTERS, INC.
                                Table of Contents

                                                                                                       Page
                                                                                                       ----
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         (a)  Consolidated Balance Sheets as of September 30, 2002 and
              December 31, 2001..................................................................         4

         (b)  Consolidated Statements of Operations for the three and nine months
              ended September 30, 2002 and 2001..................................................         5

         (c)  Consolidated Statements of Stockholders' Equity as of
              September 30, 2002 and December 31, 2001...........................................         6

         (d)  Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2002 and 2001..................................................         7

         (e)  Notes to Consolidated Financial Statements.........................................         8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         (a)  Liquidity and Capital Resources....................................................        19

         (b)  Results of Operations
              Three months ended September 30, 2002 compared to three months
              ended September 30, 2001...........................................................        26

              Nine months ended September 30, 2002 compared to nine months
              ended September 30, 2001...........................................................        28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................        30

Item 4.  Controls and Procedures.................................................................        30

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................        31
Item 2.  Changes in Securities...................................................................        31
Item 3.  Defaults Upon Senior Securities.........................................................        31
Item 4.  Submission of Matters to a Vote of Security Holders.....................................        31
Item 5.  Other Information.......................................................................        31
Item 6.  Exhibits and Reports on Form 8-K........................................................        31
Signatures.......................................................................................        35

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

         The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

SAUL CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,        DECEMBER 31,
(Dollars in thousands)                                                                 2002                 2001
-----------------------------------------------------------------------------------------------------------------------
ASSETS

    Real estate investments
      Land                                                                      $           84,942   $           67,710
      Buildings and equipment                                                              403,003              385,936
                                                                                ------------------   ------------------
                                                                                           487,945              453,646
      Accumulated depreciation                                                            (146,875)            (136,928)
                                                                                ------------------   ------------------
                                                                                           341,070              316,718
    Construction in progress                                                                 6,006                1,163
    Cash and cash equivalents                                                                  727                1,805
    Accounts receivable and accrued income, net                                             10,374                9,217
    Prepaid expenses                                                                        14,228               12,514
    Deferred debt costs, net                                                                 4,312                3,563
    Other assets                                                                             1,939                1,423
                                                                                ------------------   ------------------
              Total assets                                                      $          378,656   $          346,403
                                                                                ==================   ==================

LIABILITIES

    Notes payable                                                               $          377,269   $          351,820
    Accounts payable, accrued expenses and other liabilities                                16,848               14,697
    Deferred income                                                                          2,174                4,009
                                                                                ------------------   ------------------
              Total liabilities                                                            396,291              370,526
                                                                                ------------------   ------------------

Minority interests                                                                              --                   --
                                                                                ------------------   ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $0.01 par value, 30,000,000 shares
     authorized, 14,970,829 and 14,535,803 shares issued and
     outstanding, respectively                                                                 149                  145
    Additional paid-in capital                                                              74,104               64,564
    Accumulated deficit                                                                    (91,888)             (88,832)
                                                                                ------------------   ------------------
              Total stockholders' equity (deficit)                                         (17,635)             (24,123)
                                                                                ------------------   ------------------

              Total liabilities and stockholders' equity (deficit)              $          378,656   $          346,403
                                                                                ==================   ==================

        The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS                       FOR THE NINE MONTHS
(Dollars in thousands,                                 ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
 except per share amounts)                          2002                 2001                  2002                 2001
--------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Base rent                                $            19,184  $            17,546   $            56,532  $            52,301
    Expense recoveries                                     3,207                2,881                 9,317                8,392
    Percentage rent                                          446                  557                 1,220                1,410
    Other                                                    634                  549                 2,386                1,585
                                             -------------------  -------------------   -------------------  -------------------
              Total revenue                               23,471               21,533                69,455               63,688
                                             -------------------  -------------------   -------------------  -------------------
OPERATING EXPENSES
    Property operating expenses                            2,441                2,131                 7,165                6,357
    Provision for credit losses                              131                  140                   402                  421
    Real estate taxes                                      1,947                1,744                 5,917                5,300
    Interest expense                                       6,335                6,203                18,757               18,750
    Amortization of deferred debt expense                    180                  142                   504                  415
    Depreciation and amortization                          5,578                3,880                13,882               11,172
    General and administrative                             1,356                1,004                 3,900                3,009
                                             -------------------  -------------------   -------------------  -------------------
              Total operating expenses                    17,968               15,244                50,527               45,424
                                             -------------------  -------------------   -------------------  -------------------
Operating income                                           5,503                6,289                18,928               18,264

Non-operating item
 Gain on sale of property                                     --                   --                 1,426                   --
                                             -------------------  -------------------   -------------------  -------------------
Income before minority interests                           5,503                6,289                20,354               18,264
                                             -------------------  -------------------   -------------------  -------------------
MINORITY INTERESTS
    Minority share of income                              (1,411)              (1,674)               (5,272)              (4,895)
    Distributions in excess of earnings                     (606)                (343)                 (779)              (1,156)
                                             -------------------  -------------------   -------------------  -------------------
              Total minority interests                    (2,017)              (2,017)               (6,051)              (6,051)
                                             -------------------  -------------------   -------------------  -------------------

Net income                                   $             3,486  $             4,272   $            14,303  $            12,213
                                             ===================  ===================   ===================  ===================

PER SHARE (BASIC AND DILUTIVE)
    Net income                               $              0.24  $              0.30   $              0.97  $              0.87
                                             ===================  ===================   ===================  ===================

        The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                          ADDITIONAL
(Dollars in thousands,                                COMMON               PAID-IN             ACCUMULATED
  except per share amounts)                            STOCK               CAPITAL               DEFICIT               TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Balance, December 31, 2001                                  145               64,564               (88,832)             (24,123)

      Issuance of 169,826 shares of
       common stock                                               2                3,456                    --                3,458
      Net income                                                 --                   --                 6,335                6,335
      Distributions payable ($.39 per share)                     --                   --                (5,736)              (5,736)
                                                -------------------  -------------------   -------------------  -------------------

    Balance, March 31, 2002                                     147               68,020               (88,233)             (20,066)

      Issuance of 125,558 shares of
       common stock                                               1                2,878                    --                2,879
      Net income                                                 --                   --                 4,482                4,482
      Distributions payable ($.39 per share)                     --                   --                (5,784)              (5,784)
                                                -------------------  -------------------   -------------------  -------------------

    Balance, June 30, 2002                                      148               70,898               (89,535)             (18,489)

      Issuance of 139,642 shares of
       common stock                                               1                3,206                    --                3,207
      Net income                                                 --                   --                 3,486                3,486
      Distributions payable ($.39 per share)                     --                   --                (5,839)              (5,839)
                                                -------------------  -------------------   -------------------  -------------------

    Balance, September 30, 2002                 $               149  $            74,104   $           (91,888) $           (17,635)
                                                ===================  ===================   ===================  ===================

        The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
(Dollars in thousands)                                                               2002                 2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $            14,303  $            12,213
  Adjustments to reconcile net income to net cash
   provided by operating activities:
        Minority interests                                                                  6,051                6,051
        Gain on sale of property                                                           (1,426)                  --
        Depreciation and amortization                                                      14,386               11,587
        Provision for credit losses                                                           402                  421
        Decrease (increase) in accounts receivable                                           (133)               1,753
        Increase in prepaid expenses                                                       (5,649)              (4,989)
        Decrease (increase) in other assets                                                  (516)                 115
        Increase (decrease) in accounts payable,
         accrued expenses and other liabilities                                             2,151               (2,853)
        Decrease in deferred income                                                        (1,835)                (181)
        Other                                                                                 (72)                  14
                                                                              -------------------  -------------------
              Net cash provided by operating activities                                    27,662               24,131
                                                                              -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate investments                                                31,129                   --
    Additions to real estate investments                                                  (65,428)             (10,106)
    Additions to construction in progress                                                  (4,843)              (7,273)
                                                                              -------------------  -------------------
              Net cash used in investing activities                                       (39,142)             (17,379)
                                                                              -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                            42,265               37,218
    Repayments on notes payable                                                           (16,816)             (30,424)
    Additions to deferred debt expense                                                     (1,181)                (261)
    Proceeds from the issuance of common stock and
     convertible limited partnership units in
     the Operating Partnership                                                              9,544                8,602
    Distributions to common stockholders and holders
     of convertible limited partnership units in
     the Operating Partnership                                                            (23,410)             (22,639)
                                                                              -------------------  -------------------
              Net cash provided by (used in) financing activities                          10,402               (7,504)
                                                                              -------------------  -------------------

Net increase (decrease) in cash and cash equivalents                                       (1,078)                (752)
Cash and cash equivalents, beginning of period                                              1,805                1,772
                                                                              -------------------  -------------------
Cash and cash equivalents, end of period                                      $               727  $             1,020
                                                                              ===================  ===================

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

         Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Broadlands, a grocery anchored shopping center in Loudoun County. The Company recently completed development of Ashburn Village III and IV, in-line retail and retail pad expansions to the Ashburn Village shopping center; Washington Square at Old Town, a Class A mixed-use office/retail complex in Alexandria, Virginia; and Crosstown Business Center, an office/warehouse redevelopment located in Tulsa, Oklahoma. In June 2002 the Company purchased 3030 Clarendon Center for future redevelopment and in September 2002, the Company purchased the fully leased Kentlands Square shopping center. As of September 30, 2002, the Company's properties (the "Current Portfolio Properties") consisted of 28 operating shopping center properties (the "Shopping Centers"), 5 predominantly office operating properties (the "Office Properties") and two development and redevelopment properties.

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

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the nine month periods ended September 30, 2002 and 2001, was $386,000 and $1,370,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

         A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives of 33 to 50 years for buildings and up to 20 years for certain other improvements. Leasehold improvements are amortized over the lives of the related leases using the straight-line method. The 2002 third quarter depreciation expense includes an additional $1,311,000 of charges, ($.09 per share), resulting from assets retired based upon a comprehensive review of real estate asset records and the Company's revision of the assets' estimated useful lives.

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

         Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. In addition, accounts receivable include minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of their respective leases. Straight line rent receivables at September 30, 2002 and December 31, 2001, of $5,652,000 and $4,675,000, respectively, are presented after netting deductions of $832,000 and $644,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant's ability to perform under its lease obligations. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $879,000 and $559,000, at September 30, 2002 and December 31, 2001, respectively.

LEASE ACQUISITION COSTS

         Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs of $11,051,000 and $10,419,000, are classified as prepaid expenses, net of accumulated amortization of $5,208,000 and $4,465,000, at September 30, 2002 and December 31, 2001, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly associated with time spent in leasing related activities. Such activities include analyzing the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

DEFERRED DEBT COSTS

         Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $2,400,000 and $1,968,000, at September 30, 2002 and December 31, 2001,
respectively.

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

PER SHARE DATA

         Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible Limited Partnership Units and Employee stock options are the Company's potentially dilutive securities. For all periods presented, the Convertible Limited Partnership Units are anti-dilutive. The options are currently dilutive because the average share price of the Company's common stock exceeds the $20.00 exercise price. The options were not dilutive during the prior year's quarter or nine month period. Five executive officers have been granted 180,000 unexercised stock options. The treasury share method was used to measure the effect of the dilution.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

        Basic and Diluted Shares Outstanding September 30,
                 (In thousands)

                                                                                                    Nine months
                                                                      Quarter ended                   ended
                                                                    2002          2001          2002          2001
                                                                ------------  -----------   ------------  -----------
                 Weighted average common shares
                  outstanding - Basic........................         14,924       14,295         14,788       14,122
                 Effect of dilutive options..................             25           --             19           --
                                                                ------------  -----------   ------------  -----------
                 Weighted average common shares
                  outstanding - Diluted......................         14,949       14,295         14,807       14,122
                                                                ============  ===========   ============  ===========

                 Average Share Price                            $      23.21             *  $      22.38             *

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

MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNER UNITS IN THE OPERATING PARTNERSHIP

         The Saul Organization has a 25.9% limited partnership interest, represented by 5,172,000 convertible limited partnership units in the Operating Partnership, as of September 30, 2002. These Convertible Limited Partnership Units are convertible into shares of Saul Centers' common stock on a one-for-one basis. The impact of The Saul Organization's 25.9% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted and diluted weighted average shares outstanding for the quarters ended September 30, 2002 and 2001, were 20,122,000 and 19,467,000, respectively. Fully converted and diluted weighted average shares outstanding for the nine month periods ended September 30, 2002 and 2001, were 19,979,000 and 19,294,000, respectively.

DEFERRED COMPENSATION AND STOCK PLAN FOR DIRECTORS

         Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of September 30, 2002, 170,000 shares were authorized and registered for use under the Plan, and 125,000 shares had been credited to the directors' deferred fee accounts.

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

3.       CONSTRUCTION IN PROGRESS

         Construction in progress includes the costs of active development projects and other predevelopment project costs. Development costs include direct construction costs and indirect costs such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2002 and December 31, 2001 are as follows:

              Construction in Progress
              (In thousands)

                                                        September 30,        December 31,
                                                            2002                 2001
                                                        -------------        ------------
         Ashburn Village IV ....................        $          --        $      1,163
         Broadlands ............................                6,006                  --
                                                        -------------        ------------
         Total .................................        $       6,006        $      1,163
                                                        =============        ============

4.       NOTES PAYABLE

         Notes payable totaled $377,269,000 at September 30, 2002, of which $296,427,000 (78.6%) was fixed rate debt and $80,842,000 (21.4%) was floating rate debt. At September 30, 2002, the Company had a $125,000,000 unsecured revolving credit facility with outstanding borrowings of $42,500,000. Borrowing availability is determined by operating income from the Company's existing unencumbered properties, which at September 30, 2002 allowed the Company to borrow an additional $32,500,000 for general corporate use. An additional $50,000,000 was available for funding working capital and operating property acquisitions, supported by the unencumbered properties' internal cash flow growth and operating income of future acquisitions and developments. The facility requires monthly interest payments either at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or at the bank's reference rate depending upon the Company's option. The

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

facility matures in August 2005 and provides for an additional one-year extension at the Company's option. The line is a $55 million expansion of a prior revolver. Loan costs associated with the new facility and unamortized loan costs associated with the prior revolver are being amortized over the new revolver's three-year term. The Company also had borrowed $38,342,000 of a $42,000,000 construction loan secured by Washington Square at September 30, 2002. The facility requires monthly interest payments at a rate of LIBOR plus 1.45%.

         Notes payable totaled $351,820,000 at December 31, 2001, of which $293,478,000 (83.4%), was fixed rate debt and $58,342,000 (16.6%) was floating rate debt. Outstanding borrowings on the $70,000,000 unsecured revolving credit facility were $20,000,000 at December 31, 2001, with borrowing availability of $50,000,000.

         At September 30, 2002, the scheduled maturities of all debt for years ending December 31, were as follows:

         Debt Maturity Schedule
             (In thousands)

         October 1 through December 31, 2002.....      $    1,808
         2003....................................          45,908
         2004....................................          23,988
         2005....................................          50,470
         2006....................................           8,635
         2007....................................           9,357
         Thereafter..............................         237,103
                                                       ----------
         Total...................................      $  377,269
                                                       ==========

5.       SHAREHOLDERS' EQUITY (DEFICIT) AND MINORITY INTERESTS

         The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, do not report the current value of the Company's real estate assets. The Shareholders' Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect any increase in value resulting from the difference between the current value and the net book value of the Company's assets. Therefore, Shareholders' Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect the market value of stockholders' investment in the Company.

         The Consolidated Statement of Operations for the nine months ended September 30, 2002 includes a charge for minority interests of $6,051,000 consisting of $5,272,000 related to The Saul Organization's share of the net income for such period and $779,000 related to distributions to minority interests in excess of allocated net income for that period. The charge for the nine months ended September 30, 2001 of $6,051,000 consists of $4,895,000 related to The Saul Organization's share of net income for such period, and $1,156,000 related to distributions to minority interests in excess of allocated net income for that period.

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

         (Dollars in thousands)                                   Shopping       Office      Corporate    Consolidated
                                                                   Centers     Properties    and Other       Totals
                                                                 ----------    ----------    ---------    ------------
                 QUARTER ENDED SEPTEMBER 30, 2002
         Real estate rental operations:
           Revenues ........................................     $   15,294    $    8,159    $      18    $     23,471

           Expenses ........................................         (2,533)       (1,986)          --          (4,519)
                                                                 ----------    ----------    ---------    ------------
         Income from real estate ...........................         12,761         6,173           18          18,952
           Interest expense & amortization of debt expense..             --            --       (6,515)         (6,515)
           General and administrative ......................             --            --       (1,356)         (1,356)
                                                                 ----------    ----------    ---------    ------------
         Subtotal ..........................................         12,761         6,173       (7,853)         11,081
           Depreciation and amortization ...................         (3,730)       (1,848)          --          (5,578)

           Minority interests ..............................             --            --       (2,017)         (2,017)
                                                                 ----------    ----------    ---------    ------------
         Net income ........................................     $    9,031    $    4,325    $  (9,870)   $      3,486
                                                                 ==========    ==========    =========    ============
         Capital investment ................................     $   14,196    $    1,754    $       3    $     15,953
                                                                 ==========    ==========    =========    ============
         Total assets ......................................     $  211,886    $  135,190    $  31,580    $    378,656
                                                                 ==========    ==========    =========    ============

                 QUARTER ENDED SEPTEMBER 30, 2001
         Real estate rental operations:
           Revenues ........................................     $   14,657    $    6,830    $      46    $     21,533

           Expenses ........................................         (2,353)       (1,662)          --          (4,015)
                                                                 ----------    ----------    ---------    ------------
         Income from real estate ...........................         12,304         5,168           46          17,518
           Interest expense & amortization of debt expense..             --            --       (6,345)         (6,345)
           General and administrative ......................             --            --       (1,004)         (1,004)
                                                                 ----------    ----------    ---------    ------------
         Subtotal ..........................................         12,304         5,168       (7,303)         10,169
           Depreciation and amortization ...................         (2,552)       (1,328)          --          (3,880)

           Minority interests ..............................             --            --       (2,017)         (2,017)
                                                                 ----------    ----------    ---------    ------------
         Net income ........................................     $    9,752    $    3,840    $  (9,320)   $      4,272
                                                                 ==========    ==========    =========    ============
         Capital investment ................................     $    1,199    $    2,941    $      --    $      4,140
                                                                 ==========    ==========    =========    ============
         Total assets ......................................     $  193,606    $  122,597    $  26,234    $    342,437
                                                                 ==========    ==========    =========    ============

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         (Dollars in thousands)                                   Shopping       Office      Corporate    Consolidated
                                                                   Centers     Properties    and Other       Totals
                                                                 ----------    ----------    ---------    ------------
                 NINE MONTHS ENDED SEPTEMBER 30, 2002
         Real estate rental operations:
           Revenues .........................................    $   45,438    $   23,964    $      53    $     69,455
           Expenses .........................................        (7,771)       (5,713)          --         (13,484)
                                                                 ----------    ----------    ---------    ------------
         Income from real estate ............................        37,667        18,251           53          55,971
           Interest expense & amortization of debt expense ..            --            --      (19,261)        (19,261)
           General and administrative .......................            --            --       (3,900)         (3,900)
                                                                 ----------    ----------    ---------    ------------
         Subtotal ...........................................        37,667        18,251      (23,108)         32,810
           Depreciation and amortization ....................        (8,729)       (5,153)          --         (13,882)
           Gain on Sale of Property .........................         1,426            --           --           1,426
           Minority interests ...............................            --            --       (6,051)         (6,051)
                                                                 ----------    ----------    ---------    ------------
         Net income .........................................    $   30,364    $   13,098    $ (29,159)   $     14,303
                                                                 ==========    ==========    =========    ============
         Capital investment .................................    $   24,242    $   14,892    $       8    $     39,142
                                                                 ==========    ==========    =========    ============
         Total assets .......................................    $  211,886    $  135,190    $  31,580    $    378,656
                                                                 ==========    ==========    =========    ============

                 NINE MONTHS ENDED SEPTEMBER 30, 2001
         Real estate rental operations:
           Revenues .........................................    $   43,403    $   20,152    $     133    $     63,688
           Expenses .........................................        (7,633)       (4,445)          --         (12,078)
                                                                 ----------    ----------    ---------    ------------
         Income from real estate ............................        35,770        15,707          133          51,610
           Interest expense & amortization of debt costs ....            --            --      (19,165)        (19,165)
           General and administrative .......................            --            --       (3,009)         (3,009)
                                                                 ----------    ----------    ---------    ------------
         Subtotal ...........................................        35,770        15,707      (22,041)         29,436
           Depreciation and amortization ....................        (7,519)       (3,653)          --         (11,172)
           Minority interests ...............................            --            --       (6,051)         (6,051)
                                                                 ----------    ----------    ---------    ------------
         Net income .........................................    $   28,251    $   12,054    $ (28,092)   $     12,213
                                                                 ==========    ==========    =========    ============
         Capital investment .................................    $    6,661        10,718           --    $     17,379
                                                                 ==========    ==========    =========    ============
         Total assets .......................................    $  193,606       122,597       26,234    $    342,437
                                                                 ==========    ==========    =========    ============

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

General

         The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2002 and for the three and nine month periods ended September 30, 2002.

Critical Accounting Policies

         The Company's accounting policies are in conformity with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Company's financial statements and the reported amounts of revenue and expenses during the reporting periods. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. Below is a discussion of accounting policies which the Company considers critical in that they may require judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which the Company considers significant, including further discussion of the critical accounting policies described below, can be found in the accompanying notes in "Item 1. Financial Statements" of this report.

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

Liquidity and Capital Resources

         Cash and cash equivalents were $.7 million and $1.0 million at September 30, 2002 and 2001, respectively. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

Operating Activities

         Cash provided by operating activities for the nine month periods ended September 30, 2002 and 2001 was $27.7 million and $24.1 million, respectively, and represents, in each period, cash received primarily from rental income, plus other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

         Cash used in investing activities for the nine month periods ended September 30, 2002 and 2001 was $39.1 million and $17.4 million, respectively, and primarily reflects the acquisition of properties and construction in progress during those periods.

Financing Activities

         Cash provided by financing activities for the nine month period ended September 30, 2002 was $10.4 million and cash used by financing activities for the nine month period ended September 30, 2001 was $7.5 million. Cash provided by financing activities for the nine month period ended September 30, 2002 primarily reflects:

..    $42.3 million of proceeds received from notes payable during the period;
     and

..    $9.5 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs;

which was partially offset by:

..    the repayment of borrowings on our notes payable totaling $16.8 million;
     and

..    distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $23.4 million.

Cash used by financing activities for the nine month period ended September 30, 2001 primarily reflects:

..    $37.2 million of proceeds received from notes payable incurred during the period; and

..    $8.6 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership pursuant to dividend reinvestment programs.

which was partially offset by:

..    the repayment of borrowings on our notes payable totaling $30.4 million;

..    distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $22.6 million.

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

         As of September 30, 2002, the scheduled maturities of all debt for years ended December 31, are as follows:

Debt Maturity Schedule
        (In thousands)

         October 1 through December 31, 2002..............    $   1,808
         2003.............................................       45,908
         2004.............................................       23,988
         2005.............................................       50,470
         2006.............................................        8,635
         2007.............................................        9,357
         Thereafter.......................................      237,103
                                                              ---------
         Total............................................    $ 377,269
                                                              =========

         Management believes that the Company's current capital resources, including borrowing availability on the Company's revolving line of credit, , will be sufficient to meet its liquidity needs for the foreseeable future. The revolving line of credit borrowing availability is determined by operating income from the Company's existing unencumbered properties, which at September 30, 2002 allowed the Company to borrow an additional $32,500,000 for general corporate use. An additional $50,000,000 was available for funding working capital and operating property acquisitions, supported by the unencumbered properties' internal cash flow growth and operating income of future acquisitions and developments.

Dividend Reinvestment and Stock Purchase Plan

         In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 421,000 and 469,000 shares under the Plan at weighted average discounted prices of $21.94 per share and $17.75 per share, during the nine month periods ended September 30, 2002 and 2001, respectively.

Capital Strategy and Financing Activity

         The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value.

         The Company closed a new $125 million unsecured revolving credit facility in August 2002 to provide working capital and funds for redevelopments and acquisitions. The line has a three-year term expiring on August 29, 2005 and provides for an additional one-year extension at the Company's option. The new line is a $55 million expansion of a prior revolver. The facility requires monthly interest payments either at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or at the bank's reference rate depending upon the Company's option. The additional availability under the new facility will enable the Company to access capital for future purchases of operating properties as opportunities arise.

         At November 1, 2002, $46.0 million was outstanding under the line, with interest calculated using LIBOR plus 1.625%. Loan availability is determined by operating income from the Company's existing unencumbered properties, which at November 1, 2002 allowed the Company to borrow an additional $29.0 million for general corporate use. An additional $50 million is available for funding working capital and operating property acquisitions supported by the unencumbered properties' internal cash flow growth and operating income of future acquisitions and developments.

         Management believes that the Company's current capital resources, which include the Company's credit line, will be sufficient to meet its liquidity needs for the foreseeable future. At November 1, 2002, the Company had fixed interest rates on approximately 77.8% of its total debt outstanding. At November 1, 2002, the fixed rate debt had a weighted average remaining term of approximately 9.3 years.

Funds From Operations

         For the third quarter of 2002, the Company reported Funds From Operations ("FFO") of $11,081,000. This represents a 9.0% increase over the comparable 2001 period's FFO of $10,169,000. For the nine month period ended September 30, 2002, the Company reported FFO of $32,810,000 representing a 11.5% increase over the comparable 2001 period's FFO of $29,436,000. FFO is presented on a fully converted basis and as a widely accepted measure of operating performance for REITs is defined as net income before extraordinary items, gains and losses on property sales and before real estate depreciation and amortization. The following table represents a reconciliation from net income before minority interests to FFO:

Funds From Operations Schedule
      (Amounts in thousands)

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                         2002              2001
                                                                    --------------    --------------
Income before minority interests ................................   $        5,503    $        6,289
   Add:
      Depreciation and amortization of real property ............            5,578             3,880
                                                                    --------------    --------------

Funds From Operations ...........................................   $       11,081    $       10,169
                                                                    ==============    ==============

Average Shares and Units Used to Compute FFO per Share ..........           20,122            19,467
                                                                    ==============    ==============

Funds From Operations Schedule
   (Amounts in thousands)

                                                                     Nine Months Ended September 30,
                                                                    --------------------------------
                                                                         2002              2001
                                                                    --------------    --------------
Income before minority interests ................................   $       20,354    $       18,264
   Subtract:
      Gain on Sale of Property ..................................           -1,426                --
   Add:
      Depreciation and amortization of real property ............           13,882            11,172
                                                                    --------------    --------------

Funds From Operations ...........................................   $       32,810    $       29,436
                                                                    ==============    ==============

Average Shares and Units Used to Compute FFO per Share ..........           19,979            19,294
                                                                    ==============    ==============

         FFO, as defined by the National Association of Real Estate Investment Trusts, presented on a fully converted basis and a widely accepted measure of operating performance for real estate investment trusts, is defined as net income before gains or losses from property sales, extraordinary items, and before real estate depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and may not be indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

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

         During 2001, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction has been completed. The build-out of office tenant areas continues. As of September 30, 2002, the Company has signed leases on 87% of the 235,000 square feet of tenant space: the 46,000 square feet of street level retail space is 98% leased and the 189,000 square feet of office space is 85% leased.

         During late 1999, the Company purchased land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its 108,000 square foot Ashburn Village neighborhood shopping center. The land was developed into Ashburn Village II, a 40,200 square foot in-line and pad expansion to the existing shopping center, containing 23,600 square feet of retail space and 16,600 square feet of professional office suites. Ashburn Village II commenced operations during the third quarter of 2000. In August 2000, the Company purchased an additional 7.1 acres of land adjacent to Ashburn Village II for $1,579,000. During 2001, the Company completed the development of
4.0 acres of the land known as Ashburn Village III, consisting of a fully leased 28,000 square foot in-line and pad expansion to the retail area of the existing shopping center. The Company commenced construction on the remaining 3.1 acres known as Ashburn Village IV, during the fourth quarter of 2001. This phase consists of 25,000 square feet of retail space and two pad sites and completes the development of Ashburn Village. Leases have been signed for 80% of this new Ashburn Village IV shop space as of September 30, 2002. Construction was substantially completed during the third quarter of 2002.

         The conversion and redevelopment of the former Tulsa, Oklahoma shopping center to an office/warehouse facility named Crosstown Business Center continued throughout 2001, with substantial completion during the first quarter of 2002. Twelve tenants lease 93% of the facility as of September 30, 2002.

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

         In September 2002, the Company acquired a 109,625 square foot neighborhood retail center located within the Kentlands development in Gaithersburg, Maryland. The property, constructed in 1993, is anchored by a 102,250 square foot Lowe's home improvement store and is part of Kentlands Square, a shopping center exceeding 350,000 square feet of retail space. The Kentlands Square property is fully leased and includes an additional 6,000 square feet of retail development potential. The property was acquired for $14.3 million, subject to the assumption of a $7.8 million mortgage. The Kentlands Square shopping center is contained within the 352 acre Kentlands development, home to approximately 5,000 residents living in 1,500 units. The Kentlands community features a mix of upscale and colonial design townhouses, apartments, cottages and larger single family residences set along pedestrian friendly tree lined streets. Kentlands' neighborhoods include amenities such as green spaces, lakes and recreational, community and civic buildings.

Portfolio Leasing Status

         At September 30, 2002, the operating portfolio consisted of 28 Shopping Centers and 5 predominantly Office Properties, all of which are located in 7 states and the District of Columbia.

         At September 30, 2002, 94.3% of the Company's 6,272,000 square feet of space in operation was leased to tenants, as compared to 93.5% at September 30, 2001. The Shopping Center portfolio was 94.4% leased at September 30, 2002 compared to 94.9% at September 30, 2001. The Office Properties were 93.9% leased at September 30, 2002 compared to 87.6% as of September 30, 2001. The overall improvement in the 2002 quarter's leasing percentage compared to the prior year's quarter resulted primarily from the lease-up of Crosstown Business Center from 78.0% to 93.4%, and Washington Square from 58.6% to 87.3%, at September 30, 2001 and September 30, 2002, respectively.

Results of Operations

         The following discussion compares the results of the Company for the three-month periods ended September 30, 2002 and 2001, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Revenues for the three-month period ended September 30, 2002 (the "2002 Quarter") totaled $23,471,000 compared to $21,533,000 for the comparable quarter in 2001 (the "2001 Quarter"), an increase of $1,938,000 (9.0%).

         Base rent income was $19,184,000 for the 2002 Quarter compared to $17,546,000 for the 2001 Quarter, representing an increase of $1,638,000 (9.3%). Approximately 50% of the increase resulted from a major tenant paying higher rent under the terms of a short-term lease extension at 601 Pennsylvania Avenue. Approximately 33% of the increase in base rent resulted from new leases in effect at recently developed and redeveloped properties: Washington Square, Ashburn Village III & IV, Crosstown Business Center and French Market. The balance of the base rent increase resulted from releasing property space in the remaining Current Portfolio Properties, at rental rates higher than expiring rents.

         Expense recoveries were $3,207,000 for the 2002 Quarter compared to $2,881,000 for the comparable 2001 Quarter, representing an increase of $326,000 (11.3%). Of the increase in expense recovery income, approximately 40% resulted from the commencement of operations at the recently developed and redeveloped properties, while the balance of the increase in expense recoveries resulted from improved occupancy and increases in recoverable property tax expense.

         Percentage rent was $446,000 in the 2002 Quarter compared to $557,000 in the 2001 Quarter, a decrease of $111,000 (19.9%). The percentage rent decrease occurred primarily at Lexington Mall where the Company is positioning the mall for redevelopment and French Market where a restaurant tenant reported lower sales revenue compared to the previous year's quarter. A grocery tenant reported better than expected sales in the prior year's quarter at Thruway shopping center, contributing to the comparative decrease in the 2002 Quarter's percentage rent.

         Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $634,000 in the 2002 Quarter, compared to $549,000 in the 2001 Quarter, representing an increase of $85,000 (15.5%). The increase in other income resulted in large part from a $74,000 increase in parking income due primarily to the lease-up of office space at Washington Square and to a lesser extent, increased parking revenue at 601 Pennsylvania Avenue .

         Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $310,000 (14.5%) to $2,441,000 in the 2002 Quarter from $2,131,000 in the 2001
Quarter. Approximately half of the property operating expense increase resulted from the commencement of operations at Washington Square.

         The provision for credit losses decreased $9,000 (6.4%) to $131,000 in the 2002 Quarter from $140,000 in the 2001 Quarter.

         Real estate taxes increased $203,000 (11.6%) to $1,947,000 in the 2002 Quarter from $1,744,000 in the 2001 Quarter. Thirty percent of the increase in real estate tax expense in the 2002 Quarter resulted from the commencement of operations at Washington Square, while another 30% resulted from increased taxes at the Company's two Washington, DC office properties. Twenty percent of the tax increase was due to higher tax expense at Thruway shopping center.

         Interest expense increased $132,000 (2.1%) to $6,335,000 for the 2002 Quarter from $6,203,000 reported for the 2001 Quarter. The change resulted from increased interest paid on permanent fixed rate financing for recently developed and redeveloped properties, offset by interest expense savings from lower interest rates on the Company's variable rate debt.

         Amortization of deferred debt expense increased $38,000 (26.8%) to $180,000 for the 2002 Quarter compared to $142,000 for the 2001 Quarter. The increase resulted from the amortization of additional loan costs associated with extending the maturity of the Washington Square construction loan to January 2003 and costs associated with refinancing the Company's unsecured line of credit during the third quarter of 2002.

         Depreciation and amortization expense increased $1,698,000 (43.8%) from $3,880,000 in the 2001 Quarter to $5,578,000 in the 2002 Quarter. Approximately 75% of the change or $1,311,000, resulted from assets retired based upon a comprehensive review of real estate asset records and the Company's revision of the assets' estimated useful lives. The balance of the change reflects increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

         General and administrative expense, which consists of payroll, administrative and other overhead expenses, was $1,356,000 for the 2002 Quarter, an increase of $352,000 (35.1%) over the 2001 Quarter. Forty percent of the expense increase in 2002 compared to 2001 resulted from increased corporate office rent, 15% resulted from the write-off of abandoned property acquisition costs, 15% resulted from increased payroll and 10% of the increase resulted from increased data processing expenses.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Revenues for the nine-month period ended September 30, 2002 (the "2002 Period") totaled $69,455,000 compared to $63,688,000 for the comparable period in 2001 (the "2001 Period"), an increase of $5,767,000 (9.1%).

         Base rent income was $56,532,000 for the 2002 Period compared to $52,301,000 for the 2001 Period, representing an increase of $4,231,000 (8.1%). Approximately 40% of the increase in base rent resulted from new leases in effect at recently developed and redeveloped properties: Washington Square, Ashburn Village III & IV, Crosstown Business Center and French Market. Approximately 30% of the increase resulted from a major tenant paying higher rent under the terms of a short-term lease extension at 601 Pennsylvania Avenue. The balance of the base rent increase resulted from releasing property space in the remaining Current Portfolio Properties at rental rates higher than expiring rents.

         Expense recoveries were $9,317,000 for the 2002 Period compared to $8,392,000 for the comparable 2001 Period, representing an increase of $925,000 (11.0%). Of the increase in expense recovery income, 45% resulted from the commencement of operations at the newly developed and redeveloped properties, while the balance of the increase in expense recoveries resulted from improved occupancy and increases in recoverable property tax expense.

         Percentage rent was $1,220,000 in the 2002 Period, compared to $1,410,000 in the 2001 Period, a decrease of $190,000 (13.5%). Approximately 40% of the percentage rent decrease occurred at Lexington Mall where the Company is positioning the mall for redevelopment and approximately 20% of the decrease occurred at French Market where a restaurant tenant reported lower sales revenue compared to the previous year.

         Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $2,386,000 in the 2002 Period, compared to $1,585,000 in the 2001 Period, representing an increase of $801,000 (50.5%). The increase in other income resulted primarily from a $655,000 increase in lease termination payments compared to the prior year, approximately half of which was recognized at Washington Square, and a $143,000 increase in parking income due to the lease-up of office space at Washington Square.

         Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $808,000 (12.7%) to $7,165,000 in the 2002 Period from $6,357,000 in the 2001
Period. Approximately 60% of the property operating expense increase resulted from the commencement of operations at Washington Square.

         The provision for credit losses decreased $19,000 (4.5%) to $402,000 in the 2002 Period from $421,000 in the 2001 Period.

         Real estate taxes increased $617,000 (11.6%) to $5,917,000 in the 2002 Period from $5,300,000 in the 2001 Period. Thirty-three percent of the increase in real estate tax expense in the 2002 Period resulted from the commencement of operations at Washington Square, twenty percent resulted from increased taxes at Thruway shopping center, while approximately 35% resulted from increased taxes at the Company's two Washington, DC office properties.

         Interest expense increased $7,000 (0.0%) to $18,757,000 for the 2002 Period from $18,750,000 reported for the 2001 Period. The minor variance resulted from the net of increased interest paid on permanent fixed rate financing for recently developed and redeveloped properties, offset by interest expense savings from lower interest rates on the Company's variable rate debt.

         Amortization of deferred debt expense increased $89,000 (21.4%) to $504,000 for the 2002 Period compared to $415,000 for the 2001 Period. The increase resulted from the amortization of additional loan costs associated with extending the maturity of the Washington Square construction loan to January 2003 and costs associated with refinancing the Company's unsecured line of credit during the third quarter of 2002.

         Depreciation and amortization expense increased $2,710,000 (24.3%) from $11,172,000 in the 2001 Period to $13,882,000 in the 2002 Period. Approximately half of the change or $1,311,000, resulted from assets retired based upon a comprehensive review of real estate asset records and the Company's revision of the assets' estimated useful lives. The balance of the change reflects increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

         General and administrative expense, which consists of payroll, administrative and other overhead expenses, was $3,900,000 for the 2002 Period, an increase of $891,000 (29.6%) over the 2001 Period. Forty percent of the expense increase in 2002 compared to 2001 resulted from increased corporate office rent, 15% resulted from the write-off of abandoned property acquisition costs, 15% resulted from increased payroll and 10% of the increase resulted from increased legal expense.

         The Company recognized a gain on the sale of real estate of $1,426,000 in the 2002 Period. There were no property sale gains reported in 2001. In 1999, the District of Columbia condemned and purchased the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. The Company disputed the original purchase price awarded by the District. The gain represents additional net proceeds the Company was awarded upon settlement of the dispute.

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

         The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of September 30, 2002, the Company had variable rate indebtedness totaling $80,842,000. Interest rate fluctuations will affect the Company's annual interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt outstanding at September 30, 2002 had been one percent higher, its annual interest expense relating to these debt instruments would have increased by $808,000. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of September 30, 2002, the Company had fixed rate indebtedness totaling $296,427,000. If interest rates on the Company's fixed rate debt instruments at September 30, 2002 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $18,000,000.

ITEM 4.       CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chairman and Chief Executive Officer and its Senior Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer and its Senior Vice President, Chief Financial Officer, Secretary and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chairman and Chief Executive Officer and its Senior Vice President, Chief Financial Officer, Secretary and Treasurer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

                  (n) Revolving Credit Agreement dated as of August 30, 2002 by and between Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as administrative agent and sole lead arranger; Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, Wells Fargo Bank, National Association, Comerica Bank,

                           Southtrust Bank, KeyBank National Association as Lenders is filed herewith.

                  (o) Promissory Note dated as of November 30, 1999 by and between Saul Holdings Limited Partnership as Borrower and Wells Fargo Bank National Association as Lender filed as Exhibit 10.(r) of the 1999 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

                  (p) Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, is filed herewith.

         99. Schedule of Portfolio Properties

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SAUL CENTERS, INC.
                                  (Registrant)


   Date:  November 14, 2002       /s/ Philip D. Caraci
                                  ----------------------------------------------
                                  Philip D. Caraci, President


   Date:  November 14, 2002       /s/ Scott V. Schneider
                                  ----------------------------------------------
                                  Scott V. Schneider
                                  Senior Vice President, Chief Financial Officer

                                 CERTIFICATIONS

I, B. Francis Saul II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Saul Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

      /s/ B. Francis Saul II
------------------------------------
B. Francis Saul II
Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I,  Scott V. Schneider, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Saul Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

   /s/ Scott V. Schneider
-----------------------------
Scott V. Schneider
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Saul Centers, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   November 14, 2002                      /s/ B. Francis Saul II
        -----------------              -----------------------------------------
                                       Name:  B. Francis Saul II
                                       Title: Chairman & Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Scott V. Schneider, the Chief Financial Officer of Saul Centers, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   November 14, 2002                       /s/ Scott V. Schneider
        -----------------                   ------------------------------------
                                            Name:  Scott V. Schneider
                                            Title: Senior Vice President,
                                            Chief Financial Officer, Secretary &
                                            Treasurer