Form 10-K
period 2002-12-31
SAUL CENTERS INC
filed 2003-03-26
CIK 907254

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

    (Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

                 For the fiscal year ended December 31, 2002

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

        7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland 20814-6522
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                         Name of each exchange on which registered
------------------------------------         ---------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The number of shares of Common Stock, $0.01 par value, outstanding as of February 21, 2003 was 15,387,397.

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes   X    No ____
                                            -----

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant's Common Stock on the New York Stock Exchange on June 28, 2002 was $247,588,000.

TABLE OF CONTENTS

                                                      PART I                                          Page Numbers
                                                                                                      ------------
Item 1.           Business                                                                                  3

Item 2.           Properties                                                                                8

Item 3.           Legal Proceedings                                                                        12

Item 4.           Submission of Matters to a Vote of Security Holders                                      12

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                    12

Item 6.           Selected Financial Data                                                                  13

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    15

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk                               25

Item 8.           Financial Statements and Supplementary Data                                              26

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                      26

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant                                       27

Item 11.          Executive Compensation                                                                   27

Item 12.          Security Ownership of Certain Beneficial Owners and Management                           27
                  And Related Stockholder Matters

Item 13.          Certain Relationships and Related Transactions                                           27

Item 14.          Controls and Procedures                                                                  27

                                                      PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                          28


                                           FINANCIAL STATEMENT SCHEDULE

Schedule III.     Real Estate and Accumulated Depreciation                                                F-21

                                     PART I

Item 1.  Business

General

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

         Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Broadlands Village, a grocery anchored shopping center in Loudoun County. The Company recently completed development of Ashburn Village III and IV, in-line retail and retail pad expansions to the Ashburn Village shopping center; Washington Square at Old Town, a Class A mixed-use office/retail complex in Alexandria, Virginia; and Crosstown Business Center, an office/warehouse redevelopment located in Tulsa, Oklahoma. In June 2002, the Company purchased 3030 Clarendon Center for future redevelopment. In September 2002, the Company purchased 109,642 square feet of retail space known as Kentlands Square. In November 2002, the Company purchased a 19 acre parcel of land in the Lansdowne community in Loudoun County, Virginia. The Company plans to develop the Lansdowne parcel into a grocery anchored neighborhood and community shopping center. As of December 31, 2002, the Company's properties (the "Current Portfolio Properties") consisted of 29 operating shopping center properties (the "Shopping Centers"), five predominantly office operating properties (the "Office Properties") and three development and/or redevelopment properties.

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

         The Company's corporate headquarters lease commenced in March 2002 and is a sublease of office space from The Saul Organization at its cost. A discussion of the lease terms are provided in Note 6, Long Term Lease Obligations, of the Notes to Consolidated Financial Statements.

Principal Offices

         The principal offices of the Company are located at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland 20814-6522, and the Company's telephone number is (301) 986-6200. The Company's internet web address is www.saulcenters.com.

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

         The Company will also seek growth opportunities in its Washington, DC metropolitan area office portfolio, primarily through development and redevelopment. Management also intends to negotiate lease renewals or to re-lease available space in the Office Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.

         It is management's intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 2002 and 2001, the Company was involved in predevelopment and/or development of nine of its properties. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

         In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including (i) the location and accessibility of the property; (ii) the geographic area (with an emphasis on the Washington, DC/Baltimore metropolitan area) and demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) the size of the property; (iv) the purchase price; (v) the non-financial terms of the proposed acquisition; (vi) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (vii) the "fit" of the property with the Company's existing portfolio; (viii) the potential for, and current extent of, any environmental problems; (ix) the current and historical occupancy rates of the property or any comparable or competing properties in the same market; (x) the quality of construction and design and the current physical condition of the property; (xi) the financial and other characteristics of existing tenants and the terms of existing leases; and (xii) the potential for capital appreciation.

         Although it is management's present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country.

Capital Strategies

         As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties' aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to total asset value as of December 31, 2002 remains less than 50%.

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

         The Company intends to finance future acquisitions and to make debt repayments by utilizing the sources of capital then deemed to be most advantageous. Such sources may include undistributed operating cash flow, secured or unsecured bank and institutional borrowings, proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan, proceeds from the sale of properties and private and public offerings of debt or equity securities. Borrowings may be at the Operating Partnership or Subsidiary Partnerships' level and securities offerings may include (subject to certain limitations) the issuance of Operating Partnership interests convertible into common stock or other equity securities.

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

Employees

         As of February 21, 2003, the Company employed approximately 50 persons, including six full-time leasing officers. None of the Company's employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

Property Acquisitions, Developments and Redevelopments.

         A significant contributor to the Company's sustained historical internal growth in shopping centers has been its continuing program of renovation, redevelopment and expansion activities. These development activities reposition the Company's centers to be competitive in the current retailing environment. The redevelopments typically include and update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During 2002, the Company acquired an operating shopping center and three development parcels. The three development parcels, all in Northern Virginia suburbs of Washington, DC total 44 acres of land and have existing zoning to develop over 600,000 square feet of retail and mixed-use commercial space.

         In April 2002, the Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor. The site is located adjacent to the Claiborne Parkway exit (Exit 5) of the Dulles Greenway, in Loudoun County, Virginia. The Dulles Greenway is the "gateway to Loudoun County," a 14-mile extension of the Dulles Toll Road, connecting Washington Dulles International Airport with historic Leesburg, Virginia. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. The land is zoned to accommodate approximately 225,000 square feet of neighborhood and community retail development. The Company has commenced the initial phase of construction totaling 112,000 square feet of retail space. Additionally, the Company has recently executed a grocery anchor lease with Safeway for a 59,000 square foot supermarket, and the first phase is 65% pre-leased.

         In June 2002, the Company purchased Clarendon Center, located in Arlington, Virginia. Clarendon Center is a 1.25 acre site with an existing and primarily vacant 70,000 square foot office building with surface parking for 104 cars. It is located directly across the street from the Company's Clarendon and Clarendon Station properties. The Company is analyzing its options for a proposed redevelopment of the site.

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

         In November 2002, the Company purchased approximately 19 acres of undeveloped land located within the Lansdowne community in Loudoun County, Virginia. The land is zoned to accommodate approximately 150,000 square feet of neighborhood and community retail development.

         During 2002, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction was completed in 2001 while the lease-up and build-out of the remaining office tenant areas occurred throughout 2002. As of February 21, 2003, 90% of the 235,000 square feet of tenant space was leased: the 46,000 square feet of street level retail space was 100% leased and the 189,000 square feet of office space was 85% leased.

         During 2002, the Company completed construction of the final phase of its Ashburn Village shopping center. In 1994, Saul Centers purchased the original 12.7 acre parcel of vacant land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia. The Company subsequently acquired an adjacent 6.6 acres in 1999 and 7.1 acres in 2000. The Company has successfully developed the site into an attractive 211,000 square foot neighborhood shopping center anchored by a 67,000 square foot Giant Food store. The first phase of the development comprised of 108,000 square feet commenced operations in the fall of 1994. Ashburn Village phase II was a 49,000 square foot in-line and pad expansion which commenced operations during the third quarter of 2000. During the summer of 2001, the Company completed the development of Ashburn Village III, consisting of a an additional 29,000 square feet of in-line and pad retail space. Ashburn Village phases I, II and III are 100% leased. The Company commenced construction on Ashburn Village IV, during the fourth quarter of 2001. This final phase consisting of 25,000 square feet of retail space was completed during the summer of 2002 and is 84% leased.

Item 2.  Properties

Overview

         The Company is the owner and operator of a real estate portfolio of 34 properties totaling approximately 6,300,000 square feet of gross leasable area ("GLA") located primarily in the Washington, DC/Baltimore metropolitan area. The portfolio is composed of 29 neighborhood and community Shopping Centers, and five predominantly Office Properties totaling approximately 5,100,000 and 1,200,000 square feet of GLA, respectively. Only the United States Government (8.4%), a tenant of six properties and Giant Food (5.7%), a tenant of eight Shopping Centers, individually accounted for more than 1.9% of the Company's total revenues for the year ending December 31, 2002. With the exception of three development parcels purchased in 2002, six Shopping Center properties and a portion of one Office Property purchased or developed during the past six years, the Company's Current Portfolio Properties consist of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See "Item 1. Business--Operating Strategies" and "Business--Capital Strategies."

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

         The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. Based upon 2000 U.S. Census Bureau data, the average estimated population within a three and five-mile radius of the Shopping Centers is approximately 113,000 and 274,000, respectively. The average household income within both the three and five-mile radii of the Shopping Centers is approximately $73,000, compared to a national average of $55,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

         The Shopping Centers range in size from 5,000 to 561,000 square feet of GLA, with seven in excess of 300,000 square feet, and a weighted average of approximately 175,000 square feet. A majority of the Shopping

Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Seventeen of the 28 Shopping Centers are anchored by a grocery store. As of February 21, 2003, no single property accounted for more than 8.9% of the Portfolio Properties' GLA.

The Office Properties

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

         601 Pennsylvania Ave. is a nine-story, Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime location in downtown Washington, DC. Van Ness Square is a six-story office/retail building rebuilt in 1990. Van Ness Square is located in a highly developed commercial area of Northwest Washington, DC which offers extensive retail and restaurant amenities. Management believes that the Washington, DC office market is one of the strongest and most stable leasing markets in the nation, with relatively low vacancy rates in comparison to other major metropolitan areas. Management believes that the long-term stability of this market is attributable to the status of Washington, DC as the nation's capital and to the presence of the Federal government, international agencies, and an expanding private sector job market.

         Washington Square at Old Town is a new 235,000 square foot Class A mixed-use office/retail complex located on a two-acre site along Alexandria's main street, North Washington Street, in historic Old Town Alexandria, Virginia. Washington Square features two twin four-story buildings with brick and cast stone exterior facades and glass curtain walls overlooking a spacious, attractively landscaped brick courtyard. The property features three-story atrium lobbies, a fitness center, concierge service, 600 space parking structure and computerized energy management system.

         Avenel Business Park (Phases I-III) is a research park located in the suburban Maryland, I-270 biotech corridor. On April 1, 1998, the Company purchased Avenel IV, a newly constructed and 100% leased office/flex building located adjacent to Avenel Phases I-III. Two additional buildings (Avenel V) were completed in January 1999. Phase VI was purchased October 2000. The combined business park consists of twelve one-story buildings built in six phases which were completed in 1981, 1985, 1989, 1998, 1999 and 2000. Management believes that, due to its desirable location, the high quality of the property, increased federal funding for medical research and the relative scarcity of research and development space in its immediate area, Avenel should continue to attract and retain desirable tenants in the future.

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

         The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

         Saul Centers, Inc.
Schedule of Current Portfolio Properties
         December 31, 2002

                                                      Leasable     Year
                                                        Area     Developed    Land
                                                      (Square   or Acquired   Area   Percentage Leased
     Property                      Location             Feet)   (Renovated)  (Acres)  Dec-02   Dec-01  Anchor/Significant Tenants
    ----------                     --------           --------  -----------  ------- -------- -------- --------------------------

Shopping Centers
----------------
  Ashburn Village I, II & III Ashburn, VA             185,537  1994/00/01      23.3     100%     100%  Giant Food, Blockbuster

  Ashburn Village IV          Ashburn, VA              25,200    2000/02        3.1      84%      n/a

  Beacon Center               Alexandria, VA          352,915  1972(1993/99)   32.3     100%     100%  Lowe's, Giant Food, Office
                                                                                                       Depot, Outback Steakhouse,
                                                                                                       Marshalls, Hollywwod Video,
                                                                                                       Hancock Fabrics

  Belvedere                   Baltimore, MD            54,941     1972          4.8      95%      86%  Food King

  Boulevard                   Fairfax, VA              56,350  1994(1999)       5.0     100%      93%  Danker Furniture, Petco,
                                                                                                       Party City

  Clarendon                   Arlington, VA             6,940     1973          0.5     100%     100%

  Clarendon Station           Arlington, VA             4,868     1996          0.1     100%      78%

  Flagship Center             Rockville, MD            21,500  1972, 1989       0.5     100%     100%

  French Market               Oklahoma City, OK       244,724  1974(1984/98)   13.8      94%      93%  Burlington Coat Factory, Bed
                                                                                                       Bath & Beyond, Famous
                                                                                                       Footwear, Lakeshore Learning
                                                                                                       Center, BridesMart, Staples,
                                                                                                       Dollar Tree

  Germantown                  Germantown, MD           26,241     1992          2.7      82%     100%

  Giant                       Baltimore, MD            70,040  1972(1990)       5.0     100%     100%  Giant Food

  The Glen                    Lake Ridge, VA          112,639     1994         14.7      87%      99%  Safeway Marketplace

  Great Eastern               District Heights, MD    255,398  1972(1995)      23.9      99%     100%  Giant Food, Pep Boys,
                                                                                                       Big Lots, Run N' Shoot

  Hampshire Langley           Langley Park, MD        131,700  1972(1979)       9.9     100%     100%  Safeway, Blockbuster

  Kentlands Square            Gaithersburg, MD        109,922     2002         11.5     100%      n/a  Lowe's

  Leesburg Pike               Baileys Crossroads, VA   97,880  1966(1982/95)    9.4      95%     100%  CVS Pharmacy, Kinko's,
                                                                                                       Hollywood Video

  Lexington Mall              Lexington, KY           315,719     1974         30.0      58%      69%  Dillard's

  Lumberton                   Lumberton, NJ           192,510  1975(1992/96)   23.3      96%      89%  SuperFresh, Rite Aid,
                                                                                                       Blockbuster, Ace Hardware

  Olney                       Olney, MD                53,765  1975(1990)       3.7     100%      99%  Rite Aid

  Ravenwood                   Baltimore, MD            87,350     1972          8.0     100%     100%  Giant Food, Hollywood Video

  Seven Comers                Falls Church, VA        560,998  1973(1994-7)    31.6      99%     100%  Home Depot, Shoppers Club,
                                                                                                       Michaels, Barnes & Noble,
                                                                                                       Ross Dress For Less, G Street
                                                                                                       Fabrics, Off-Broadway Shoes

  Shops at Fairfax            Fairfax, VA              68,743  1975(1993/99)    6.7     100%     100%  Super H Mart, Blockbuster

         Saul Centers, inc.
Schedule of current portfolio properties
         December 31, 2002

                                                  Leasable       Year
                                                    Area      Developed     Land
                                                  (Square    or Acquired    Area      Percentage Leased
        Property               Location             Feet)    (Renovated)  (Acres)      Dec-02   Dec-01   Anchor/Significant Tenants
        --------               --------           --------   -----------  -------      ------   ------   --------------------------
Shopping Centers (Continued)
----------------------------

Southdale                    Glen Burnie, MD      484,115     1972(1986)    39.6          95%      94%   Giant Food, Home Depot,
                                                                                                         Circuit City, Kids R Us,
                                                                                                         Michaels, Marshalls
                                                                                                         PetSmart, Value City
                                                                                                         Furniture

Southside Plaza              Richmond, VA         341,981        1972       32.8          93%      91%   CVS Pharmacy, Community
                                                                                                         Pride Supermarket, Maxway

South Dekalb Plaza           Atlanta GA           162,793        1976       14.6         100%     100%   MacFrugals, Pep Boys, The
                                                                                                         Emory Clinic, Maxway

Thruway                      Winston-Salem, NC    344,960     1972(1997)    30.5          92%      97%   Harris Toeter, Fresh
                                                                                                         Market, Bed Bath & Beyond,
                                                                                                         Stein Mart, Eckerd Drugs,
                                                                                                         Borders Books, Zany
                                                                                                         Brainy, Blockbuster

Village Center               Centreville, VA      143,100        1990       17.2          98%     100%   Giant Food, Tuesday
                                                                                                         Morning, Blockbuster

West Park                    Oklahoma City, OK     76,610        1975       11.2          57%      57%   Homeland Stores, Family
                                                                                                         Dollar

White Oak                    Silver Spring, MD    480,156     1972(1993)    28.5         100%      99%   Giant Food, Sears, Rite
                                                                                                         Aid, Blockbuster
                                                ---------                 ------       -----    -----
                        Total Shopping Centers  5,069,505                  438.2        93.9%    94.3%
                                                ---------                 ------       -----    -----
Office Properties
-----------------

Avenel Business Park         Graithersburg, MD    388,620    1981-(2000)    37.1          98%     100%   General Services
                                                                                                         Administration, VIRxSYS,
                                                                                                         Boston Biomedica,
                                                                                                         Broadsoft, NeuralSTEM,
                                                                                                         Quanta Systems

Crosstown Business Center    Tulsa, OK            197,135    1975-(2000)    22.4          93%      82%   Compass Group, Roxtec,
                                                                                                         Outdoor Inovations, Auto
                                                                                                         Panels Plus, Gofit,
                                                                                                         Freedom Express

601 Pennsylvania Ave         Washington, DC       225,414    1973-(1986)     1.0          91%      99%   General Services
                                                                                                         Administration, Credit
                                                                                                         Union National Assn,
                                                                                                         Southern Company, HQ
                                                                                                         Global, Alltel, American
                                                                                                         Arbitration, Capital Grille

Van Ness Square              Washington, DC       156,493    1973-(1990)     1.2          92%      97%   INTELSAT, Team Video Intl,
                                                                                                         Office Depot, Pier 1

Washington Square            Alexandria, VA       234,775    1975(2000)      2.0          88%      69%   Vanderweil Engineering,
                                                                                                         World Wide Retail Exch.,
                                                                                                         EarthTech, Thales, Trader
                                                                                                         Joe's, Kinko's, Blockbuster
                                                ---------                 ------       -----    -----
                       Total Office Properties  1,202,437                   61.7        92.9%    90.4%
                                                ---------                 ------       -----    -----



                               Total Prperties  6,271,942                  499.9/(o)/   93.8%    93.5%
                                                =========                 ======       =====    =====

/(o)/ The Company has purchased 24 acres of vacant land which is being developed as Broadlands Village, 19 acres of vacant land in the Lansdowne community in Loudoun County, Virginia and a 1.25 acre site in the Clarendon area of Arlington, Virginia, as future development and redevelopment properties.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

         Saul Centers shares are listed on the New York Stock Exchange under the symbol "BFS". The composite high and low closing sale prices for the shares of common stock as reported by the New York Stock Exchange for each quarter of 2002 and 2001 were as follows:

                                  Period                                       Share Price
                                  ------                                       -----------

                                                                          High             Low
                                                                          ----             ---
                  October 1, 2002 - December 31, 2002                    $24.51           $22.52
                  July 1, 2002 - September 30, 2002                      $25.40           $21.91
                  April 1, 2002 - June 30, 2002                          $25.90           $22.13
                  January 1, 2002 - March 31, 2002                       $22.55           $21.02

                  October 1, 2001 - December 31, 2001                    $22.00           $18.98
                  July 1, 2001 - September 30, 2001                      $19.87           $18.25
                  April 1, 2001 - June 30, 2001                          $19.30           $18.05
                  January 1, 2001 - March 31, 2001                       $19.00           $17.60

         On February 21, 2003, the closing price was $23.13.

Holders

The approximate number of holders of record of the common stock was 450 as of February 21, 2003.

Dividends

         Under the Code, REIT's are subject to numerous organizational and operation requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2002 and 2001. Actual distributions by the Company were $31,100,000 in 2002 and $30,067,000 in 2001. The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

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

         The Company paid four quarterly distributions in the amount of $0.39 per share, during each of the years ended December 31, 2002 and 2001, totaling $1.56 per share for each of these years. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder's basis in such stockholder's shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder's basis in its shares will have the effect of deferring taxation until the sale of the stockholder's shares. The Company has determined that 93.5% of the total $1.56 per share paid in calendar year 2002 represents currently taxable dividend income to the stockholders, while the balance of 6.5% is considered return of capital. No assurance can be given regarding what portion, if any, of distributions in 2003 or subsequent years will constitute a return of capital for federal income tax purposes.


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

Saul Centers, Inc.

                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                                          Years Ended December 31,
                                                             2002        2001      2000       1999       1998
                                                           ---------  ---------  ---------  ---------  ---------
Operating Data:
---------------
  Total revenue ........................................   $  93,963  $  86,308  $  79,029  $  73,791  $  70,583
  Operating expenses ...................................      67,753     60,925     56,915     53,124     53,393
                                                           ---------  ---------  ---------  ---------  ---------
  Operating income .....................................      26,210     25,383     22,114     20,667     17,190
  Non-operating income(loss)
     Gain on sale of property ..........................       1,426         --         --        553         --
     Change in accounting method .......................          --         --         --         --       (771)
                                                           ---------  ---------  ---------  ---------  ---------
Income before extraordinary item and minority
  interests ............................................      27,636     25,383     22,114     21,220     16,419
Extraordinary item: Early extinguishment of debt .......          --         --         --         --        (50)
                                                           ---------  ---------  ---------  ---------  ---------
Income before minority interests .......................      27,636     25,383     22,114     21,220     16,369
Minority interests .....................................      (8,070)    (8,069)    (8,069)    (7,923)    (7,240)
                                                           ---------  ---------  ---------  ---------  ---------
Net income .............................................   $  19,566  $  17,314  $  14,045  $  13,297  $   9,129
                                                           =========  =========  =========  =========  =========

Per Share Data(diluted):
----------------------------------
  Net income before extraordinary item and
    minority interests .................................   $    1.38  $    1.31  $    1.18  $    1.17  $    0.95
                                                           =========  =========  =========  =========  =========
  Net income ...........................................   $    1.31  $    1.22  $    1.03  $    1.01  $    0.72
                                                           =========  =========  =========  =========  =========
  Basic and Diluted Shares Outstanding
     Weighted average common shares - basic ............      14,865     14,210     13,623     13,100     12,644
     Effect of diluted options .........................          22         --         --         --         --
                                                           ---------  ---------  ---------  ---------  ---------
     Weighted average common shares - diluted ..........      14,887     14,210     13,623     13,100     12,644

     Weighted average convertible limited
       partnership units ...............................       5,172      5,172      5,172      5,048      4,589
                                                           ---------  ---------  ---------  ---------  ---------
     Weighted average common shares and fully coverted
       limited partnership units - diluted .............      20,059     19,383     18,796     18,148     17,233
                                                           =========  =========  =========  =========  =========

Dividends Paid:
---------------
     Cash dividends to common stockholders (1) .........   $  23,030  $  21,998  $  21,117  $  20,308  $  19,731
                                                           =========  =========  =========  =========  =========
     Cash dividends per share ..........................   $    1.56  $    1.56  $    1.56  $    1.56  $    1.56
                                                           =========  =========  =========  =========  =========

Balance Sheet Data:
-------------------
  Real Estate Investments (net of accumulated
    depreciation) ......................................   $ 353,628  $ 317,881  $ 308,829  $ 277,311  $ 250,657
  Total assets .........................................     388,687    346,403    334,450    299,665    271,034
  Total debt, including accrued interest ...............     382,619    353,554    344,686    311,114    291,576
  Total stockholders' equity (deficit) .................     (13,267)   (24,123)   (31,155)   (31,859)   (37,284)

Other Data
----------
  Cash flow provided by (used in):
     Operating activities ..............................   $  37,499  $  31,834  $  32,781  $  31,645  $  29,686
     Investing activities ..............................   $ (49,105) $ (21,800) $ (43,426) $ (36,920) $ (14,776)
     Financing activities ..............................   $  11,110  $ (10,001) $  11,460  $   3,837  $ (13,203)

  Fund from operations (2)
     Net income ........................................   $  19,566  $  17,314  $  14,045  $  13,297  $   9,129
     Minority Interests ................................       8,070      8,069      8,069      7,923      7,240
     Depreciation and amortization of real property ....      17,821     14,758     13,534     12,163     12,578
     Gain on sale of property ..........................      (1,426)        --         --       (553)        --
     Change in accounting method .......................          --         --         --         --        771
                                                           ---------  ---------  ---------  ---------  ---------
  Funds from operations ................................   $  44,031  $  40,141  $  35,648  $  32,830  $  29,718
                                                           =========  =========  =========  =========  =========

(1) Of the amounts presented, $12,882, $11,976, $7,984, $7,162 and $6,634 was reinvested by shareholders in newly issued common stock by operation of the Company's dividend reinvestment plan during 2002, 2001, 2000, 1999 and 1998, respectively.

(2) Funds From Operations (FFO) is a non-GAAP financial measure. For a definition of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This section should be read in conjunction with the selected financial data in "Item 6. Selected Financial Data"and the Consolidated Financial Statements of the Company and The Saul Organization and the accompanying notes in "Item 8. Financial Statements and Supplementary Data." Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Items 1 - 6 of this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe", "expect" and "may".

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

General

         The following discussion is based on the consolidated financial statements of the Company as of December 31, 2002 and for the year ended December 31, 2002. Prior year data is based on the Company's consolidated financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000.

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

Valuation of Real Estate Investments

         Real estate investment properties are stated at historic cost basis less depreciation. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company's liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with GAAP, they do not report the current value of the Company's real estate assets.

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

Liquidity and Capital Resources

         Cash and cash equivalents were $1,309,000 and $1,805,000 at December 31, 2002 and 2001, respectively. The Company's principal demands for liquidity are expected to be distributions to its stockholders and unit holders, debt service and loan repayments, expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% (95% for the tax years prior to January 1, 2001) of its "real estate investment trust taxable income," as defined in the Code. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

Operating Activities

         Cash provided by operating activities for the years ended December 31, 2002 and 2001 was $37,499,000 and $31,834,000, respectively, and represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

         Cash used in investing activities for the years ended December 31, 2002 and 2001 was $49,105,000 and $21,800,000, respectively, and primarily reflects the acquisition of properties (Broadlands Village and Lansdowne land parcels, Clarendon Center and Kentlands Square), tenant improvement activity and constructions in progress during those years.

         Management anticipates that during the coming year the Company may: i) redevelop certain of the Current Portfolio Properties, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers,
iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management's determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company's credit line, construction financing, proceeds from the operation of the Company's dividend reinvestment plan or other external capital resources available to the Company.

Financing Activities

         Cash provided by financing activities for the year ended December 31, 2002 was $11,110,000 and cash used in financing activities for the year ended December 31, 2001 was $10,001,000. Cash provided by financing activities for the year ended December 31, 2002 primarily reflects:

     . $53,547,000 of proceeds received from notes payable incurred during the year; and

     . $14,574,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

     .   the repayment of borrowings on our notes payable totaling $24,624,000;

     . distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $31,100,000; and

     . payments of $1,287,000 for refinancing the Company's line of credit and extending the Washington Square construction loan.

Cash used in financing activities for the year ended December 31, 2001 primarily reflects:

     . $51,218,000 of proceeds received from notes payable incurred during the year; and

     . $11,976,000 of proceeds received from the issuance of common stock issued under the dividend reinvestment program;

which was partially offset by:

     .   the repayment of borrowings on our notes payable totaling $42,851,000;
         and

     . distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $30,327,000.

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

         As of December 31, 2002, the scheduled maturities of all debt for years ended December 31, are as follows:

                Debt Maturity Schedule
                ----------------------
                             (In thousands)

                2003* .........................     $  46,940
                2004 ..........................        23,988
                2005 ..........................        54,720
                2006 ..........................         8,635
                2007 ..........................         9,357
                Thereafter ....................       237,103
                                                 -------------

                Total .........................     $ 380,743
                                                 =============

         * A total of $39,374 of the 2003 maturities was refinanced in January 2003.

         Management believes that the Company's capital resources, including approximately $30,250,000 for general corporate use and $45,000,000 for qualified future acquisitions provided by the Company's revolving line of credit, which was available for borrowing as of December 31, 2002, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

         In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 556,872 and 645,423 shares under the Plan at a weighted average discounted price of $22.24 and $17.99 per share during the years ended December 31, 2002 and 2001, respectively.

         Additionally, the Operating Partnership issued 3,110 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $23.18 per unit during the year ended December 31, 2002.

Capital Strategy and Financing Activity

         The Company's capital strategy is to maintain a ratio of total debt to total fair market asset value of 50% or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total fair market asset value.

         The following is a summary of notes payable as of December 31, 2002 and 2001:

   Notes Payable
   (Dollars in thousands)                    Principal Outstanding December 31,      Interest      Scheduled
                                                 2002                 2001            Rate *       Maturity *
                                           --------------------------------------------------------------------
        Fixed Rate Mortgages:                     $ 135,641 (a)        $ 138,215       7.67 %         Oct 2012
                                                     93,044 (b)           95,716       8.23 %         Dec 2011
                                                     34,830 (c)           35,583       7.88 %         Jan 2013
                                                     13,667 (d)           13,936       8.33 %        June 2015
                                                      9,797 (e)           10,028       6.88 %         May 2004
                                                      7,640 (f)               --       8.18 %         Feb 2004
                                           --------------------------------------------------------------------
                         Total Fixed Rate           294,619              293,478       7.89 %        9.2 Years
                                           --------------------------------------------------------------------
        Variable Rate Loans:
             Construction Loan                       39,374 (g)           38,342       2.89 %         Jan 2003
             Line of Credit                          46,750 (h)           20,000       3.09 %         Aug 2005
                                           --------------------------------------------------------------------
                      Total Variable Rate            86,124               58,342       3.00 %        1.5 Years
                                           --------------------------------------------------------------------
                      Total Notes Payable         $ 380,743            $ 351,820       6.78 %        7.4 Years
                                           ====================================================================

     *Interest rate and scheduled maturity data presented for December 31, 2002. Totals computed using weighted averages.

(a) The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $2,574,000 was amortized during 2002.

(b) The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on three occasions since its inception in 1997. The 8.23% blended interest rate is the weighted average of the initial loan rate and additional borrowings rates. Monthly principal and interest payments are based upon a weighted average 23 year amortization schedule. Principal of $2,672,000 was amortized during 2002.

(c) The loan is collateralized by 601 Pennsylvania Avenue and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $753,000 was amortized during 2002.

(d) The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments based upon a 22 year amortization schedule. Principal of $269,000 was amortized during 2002.

(e) The loan is collateralized by The Glen shopping center and a corporate guarantee. The loan requires monthly principal and interest payments based upon a 23 year amortization schedule. Principal of $231,000 was amortized during 2002.

(f) The loan is collateralized by Kentlands Square shopping center and requires monthly principal and interest payments based upon a 15 year amortization schedule. Principal of $166,000 was amortized during 2002.

(g) The loan is a construction loan totaling $42,000,000 and is collateralized by Washington Square. Interest expense is calculated based upon the 1, 2, 3 or 6 month LIBOR rate plus a spread of 1.45% to 1.9% (determined by certain leasing and/or construction benchmarks) or upon the bank's prime rate at the Company's option. The loan was repaid on January 9, 2003. The interest rate in effect on December 31, 2002 was based on a weighted average LIBOR of 1.44% and spread of 1.45%. The effective annual average interest rate, which considers debt cost amortization, was 3.69% for 2002.

(h) The loan is an unsecured revolving credit facility totaling $125,000,000. Loan availability is determined by operating income from the Company's unencumbered properties. An additional amount is available for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The line may be extended one year with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 2002 was based on a weighted average LIBOR of 1.391% and spread of 1.625% and a prime rate of 4.25%. The effective annual average interest rate, which considers debt cost amortization and unused line fees, was 4.84% for 2002.

         The December 31, 2002 and 2001, depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $280,051,000 and $264,831,000, respectively. Certain loans are subject to financial covenant tests, the most significant of which are debt service coverage and loan to asset value requirements under the variable rate loans. The Company believes it is in compliance with all such covenants. Notes payable at December 31, 2002 and 2001, totaling $266,392,000 and $242,168,000, respectively, are guaranteed by members of The Saul Organization. The Company's interest expense coverage ratio (calculated as operating income before interest expense, amortization of deferred debt expense and depreciations and amortization, divided by interest expense), increased to 2.78 during the past year, from 2.63 in 2001.

         During 2002 the Company closed a new $125 million unsecured revolving credit facility to provide working capital and funds for acquisitions. The line has a three-year term and provides for an additional one-year extension at the Company's option. The new line is a $55 million expansion of a prior revolver. The additional availability under the new facility will enable the Company to access capital for future purchases of operating properties as opportunities arise. As of December 31, 2002, $46,750,000 was outstanding under the line, with interest calculated using LIBOR plus 1.625%. Loan availability is determined by operating income from the Company's unencumbered properties, which, as of December 31, 2002 allowed the Company to borrow an additional $30,250,000 for general corporate use. An additional $48 million is available for funding working capital and operating property acquisitions supported by the unencumbered properties' internal cash flow growth and operating income of future acquisitions. Also during 2002, the Company committed to replace its $42,000,000 construction loan used to finance the building of Washington Square at Old Town with a $42,500,000 permanent mortgage. The new permanent financing closed in January 2003, matures in 15 years and requires monthly principal and interest payments based upon a 27.5 year amortization period and 6.01% interest rate. In September 2002, the Company assumed a $7,806,000 mortgage in conjunction with its acquisition of Kentlands Square shopping center.

Funds From Operations

         In 2002, the Company reported Funds From Operations (FFO) of $44,031,000 on a fully converted basis, representing a 9.7% increase over 2001 FFO of $40,141,000. The following table presents a reconciliation from income before minority interests to FFO:

(In thousands)                                                             For the Years Ended December 31,
                                                                     2002        2001       2000        1999        1998
                                                                     ----        ----       ----        ----        ----
Income before minority interests                                 $ 27,636    $ 25,383   $ 22,114    $ 21,220    $ 16,369
Subtract:
    Gain on sale of property                                       -1,426          --         --        -553          --
Add:
    Cumulative effect of change in accounting method                   --          --         --          --         771
    Depreciation and amortization of real property                 17,821      14,758     13,534      12,163      12,578
                                                               ----------- ----------- ---------- ----------- -----------
FFO/1/                                                           $ 44,031    $ 40,141   $ 35,648    $ 32,830    $ 29,718
                                                               =========== =========== ========== =========== ===========

Average shares and units used to compute FFO per share             20,059      19,383     18,796      18,148      17,233

Acquisitions, Redevelopments and Renovations

         The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Washington Square and Ashburn Village.

         In April 2002, the Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor. The site is located adjacent to the Claiborne Parkway exit (Exit 5) of the Dulles Greenway, in Loudoun County, Virginia. The Dulles Greenway is the "gateway to Loudoun County," a 14-mile extension of the Dulles Toll Road, connecting Washington Dulles International Airport with historic Leesburg, Virginia. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. The land is zoned to accommodate approximately 225,000 square feet of neighborhood and community retail development. The Company has commenced the initial phase of construction totaling 112,000 square feet of retail space. Additionally, the Company has recently executed a grocery anchor lease with Safeway for a 59,000 square foot supermarket, and the first phase is 65% pre-leased.


__________________________
/1/ FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is presented on a fully converted basis, and is defined by the National Association of Real Estate Investment Trusts as net income before gains or losses from property sales, extraordinary items, and before real estate depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net in come, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors wit an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

         In June 2002, the Company purchased Clarendon Center, located in Arlington, Virginia. Clarendon Center is a 1.25 acre site with an existing and primarily vacant 70,000 square foot office building with surface parking for 104 cars. It is located directly across the street from the Company's Clarendon and Clarendon Station properties. The Company is analyzing its options for a proposed redevelopment of the site.

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

         In November 2002, The Company purchased approximately 19 acres of undeveloped land located within the Lansdowne community in Loudoun County, Virginia. The land is zoned to accommodate approximately 150,000 square feet of neighborhood and community retail development.

         During 2002, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction was completed in 2001 while the lease-up and build-out of the remaining office tenant areas occurred throughout 2002. As of February 21, 2003, 90% of the 235,000 square feet of tenant space was leased: the 46,000 square feet of street level retail space was 100% leased and the 189,000 square feet of office space was 85% leased.

         During 2002, the Company completed construction of the final phase of its Ashburn Village shopping center. In 1994, Saul Centers purchased the original 12.7 acre parcel of vacant land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia. The Company subsequently acquired an adjacent 6.6 acres in 1999 and 7.1 acres in 2000. The Company has successfully developed the site into an attractive 211,000 square foot neighborhood shopping center anchored by a 67,000 square foot Giant Food store. The first phase of the development comprised of 108,000 square feet commenced operations in the fall of 1994. Ashburn Village phase II was a 49,000 square foot in-line and pad expansion which commenced operations during the third quarter of 2000. During the summer of 2001, the Company completed the development of Ashburn Village III, consisting of a an additional 29,000 square feet of in-line and pad retail space. Ashburn Village phases I, II and III are 100% leased. The Company commenced construction on Ashburn Village IV, during the fourth quarter of 2001. This final phase consisting of 25,000 square feet of retail space was completed during the summer of 2002 and is 84% leased.

Portfolio Leasing Status

         At December 31, 2002, the operating portfolio consisted of 29 Shopping Centers and five predominantly Office Properties, all of which are located in seven states and the District of Columbia.

         As of December 31, 2002, 93.7% of the Company's approximately 6,300,000 square feet of space was leased compared to 93.5% at December 31, 2001. The shopping center portfolio was 93.9% leased at December 31, 2002 compared to 94.3% at December 31, 2001. The Office Properties were 92.9% leased at December 31, 2002 compared to 90.4% as of December 31, 2001. The slight improvement in the portfolio's leasing percentage resulted from increased leasing at the Ashburn Village and Washington Square developments, offset in part by decreased leasing at Lexington Mall and 601 Pennsylvania Avenue. The Company is intentionally not renewing leases at Lexington Mall in order to redevelop the shopping center and a major lease with a US Government tenant expired at 601 Pennsylvania Avenue.

Results of Operations

         The following discussion compares the results of the Company for the year ended December 31, 2002 with the year ended December 31, 2001, and compares the year ended December 31, 2001 with the year ended December 31, 2000. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto.

Years Ended December 31, 2002 and 2001

         Revenues for the year ended December 31, 2002 ("2002") totaled $93,963,000 compared to $86,308,000 for the comparable year in 2001 ("2001"), an increase of $7,655,000 (8.9%).

         Base rent income was $75,699,000 for 2002 compared to $69,662,000 for 2001, representing an increase of $6,037,000 (8.7%). Approximately 40% of the increase in base rent resulted from new leases in effect at recently developed and redeveloped properties: Washington Square, Ashburn Village III & IV, Crosstown Business Center and French Market. Approximately 30% of the increase resulted from a major tenant paying higher rent under the terms of a short-term lease extension at 601 Pennsylvania Avenue. The balance of the base rent increase resulted from releasing property space in the remaining Current Portfolio Properties at rental rates higher than expiring rents.

         Expense recoveries were $12,680,000 for 2002 compared to $11,456,000 for the comparable 2001 period, representing an increase of $1,224,000 (10.7%). The commencement of operations at the newly developed and redeveloped properties accounted for 45% of the increase in expense recovery income, while the balance of the increase in expense recoveries resulted from improved occupancy and increases in recoverable property tax expense.

         Percentage rent was $1,850,000 in 2002, compared to $2,113,000 in 2001, a decrease of $263,000 (12.4%). Approximately 40% of the percentage rent decrease occurred at Lexington Mall where the Company is positioning the mall for redevelopment and approximately 20% of the decrease occurred at French Market where a restaurant tenant reported lower sales revenue compared to the previous year.

         Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $3,734,000 in 2002, compared to $3,077,000 in 2001, representing an increase of $657,000 (21.4%). The increase in other income resulted primarily from a $500,000 increase in lease termination payments compared to the prior year, approximately half of which was recognized at Washington Square, and a $300,000 increase in parking income due to the lease-up of office space at Washington Square.

         Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $1,612,000 (19.0%) to $10,115,000 in 2002 from $8,503,000 in 2001. Approximately
40% of the property operating expense increase resulted from the commencement of operations at Washington Square and 25% of the increase resulted from snow removal expenses sustained as a result of two snow storms impacting many of the Company's properties in December 2002.

         The provision for credit losses decreased $196,000 (31.8%) to $421,000 in 2002 from $617,000 in the 2001 year. The credit loss provision in 2002 represented a return to historic levels, comparable to $467,000 recorded in 2000. The credit loss provision in 2001 was elevated due primarily to three retail tenants and an office tenant in bankruptcy. In 2002, no significant tenants declared bankruptcy impairing the collectibility of rents receivable.

         Real estate taxes increased $795,000 (11.0%) to $8,021,000 in 2002 from $7,226,000 in 2001. Thirty-four percent of the increase in real estate tax expense in 2002 resulted from the commencement of operations at

Washington Square, while approximately 36% resulted from increased taxes at the Company's two Washington, DC office properties.

         Interest expense increased $193,000 (0.8%) to $25,113,000 for 2002 from $24,920,000 reported for 2001. The minor variance resulted from the net of increased interest paid on permanent fixed rate financing for recently developed and redeveloped properties, offset by interest expense savings from lower interest rates on the Company's variable rate debt.

         Amortization of deferred debt expense increased $159,000 (28.1%) to $725,000 for 2002 compared to $566,000 for 2001. The increase resulted from the amortization of additional loan costs associated with extending the maturity of the Washington Square construction loan to January 2003 and costs associated with refinancing the Company's unsecured line of credit during the third quarter of 2002.

         Depreciation and amortization expense increased $3,063,000 (20.8%) from $14,758,000 in 2001 to $17,821,000 in 2002. Nearly half of the change or
$1,311,000, resulted from assets retired based upon a comprehensive review of real estate asset records and the Company's revision of the assets' estimated useful lives. The balance of the change reflects increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

         General and administrative expense, which consists of payroll, administrative and other overhead expenses, was $5,537,000 for 2002, an increase of $1,202,000 (27.7%) over 2001. Forty percent of the expense increase in 2002 compared to 2001 resulted from increased corporate office rent, 15% resulted from the write-off of abandoned property acquisition costs, 15% resulted from increased payroll and 10% resulted from increased legal expense.

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

Years Ended December 31, 2001 and 2000

         Revenues for the year ended December 31, 2001 ("2001"), totaled $86,308,000 compared to $79,029,000 for the comparable period in 2000 ("2000"), an increase of $7,279,000 (9.2%).

         Base rent increased to $69,662,000 in 2001 from $63,837,000 in 2000, representing a $5,825,000 (9.1%) increase. The increase in base rent resulted primarily from new leases in effect at recently developed and acquired properties: Ashburn Village II and III and a portion of Washington Square (approximately 100,000 square feet) during the 2001.

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

         The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of December 31, 2002, the Company had variable rate indebtedness totaling $86,124,000. Interest rate fluctuations will affect the Company's interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at December 31, 2002 had been one percent higher, annual interest expense relating to these debt instruments would have increased by $861,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of December 31, 2002, the Company had fixed rate indebtedness totaling $294,619,000. If interest rates on the Company's fixed rate debt instruments at December 30, 2001 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $18,192,000.

Item 8.  Financial Statements and Supplementary Data

NOTICE REGARDING ARTHUR ANDERSEN LLP

         Section 11(a) of the Securities Act of 1933, as amended, provides that if any part of a registration statement at the time it becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to the registration statement (unless it is proved that at the time of the acquisition the person knew of the untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certified any part of the registration statement or as having prepared or certified any report or valuation which is used in connection with the registration statement with respect to the statement in the registration statement, report or valuation which purports to have been prepared or certified by the accountant.

         Prior to the date of the filing of this Form 10-K, the Arthur Andersen LLP partners who reviewed our audited financial statements contained herein resigned from Arthur Andersen LLP and Arthur Andersen LLP was convicted for obstruction of justice and elected to cease practicing before the SEC in August 2002. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen LLP's written consent to the incorporation by reference into our previously filed Registration Statements File No. 333-85254, 333-41436, 333-54232, 333-71323, 333-88127, File No. 333-60064, File No. 333-59962, and
File No. 33-77890 and in their related prospectuses (the "Prior Registration Statements") of its audit report with respect to our financial statements for the fiscal year ended December 31, 2001.

         Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K without a written consent from Arthur Andersen LLP. Accordingly, Arthur Andersen LLP will not be liable to persons acquiring our securities registered pursuant to the Prior Registration Statements under
Section 11(a) of the Securities Act because it has not consented to being named as an expert in the Prior Registration Statements.

         The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
----
F-1   (a)   Report of Independent Auditors - Ernst & Young LLP
F-2   (a)   Report of Independent Public Accountants - Arthur Andersen LLP
F-3   (b)   Consolidated Balance Sheets - December 31, 2002 and 2001
F-4   (c)   Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000.
F-5   (d)   Consolidated Statements of Stockholders' Equity (Deficit) - Years ended December 31, 2002, 2001 and 2000.
F-6   (e)   Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000.
F-7   (f)   Notes to Consolidated Financial Statements

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


Item 10. Directors and Executive Officers of the Registrant

         The information this Item requires is incorporated by reference to the information under the captions "Election of Directors" on pages 3 through 6 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 25, 2003.


Item 11. Executive Compensation

         The information this Item requires is incorporated by reference to the information under the captions "Compensation Committee Report," "Executive Compensation" and "Performance Graph" on pages 7, 8 and 11, respectively, of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 25, 2003.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

         The information this Item requires is incorporated by reference to the information under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" on pages 9 and 12, respectively, of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 25, 2003.


Item 13. Certain Relationships and Related Transactions

         The information this Item requires is incorporated by reference to the information under the caption "Certain Relationships and Transactions" on page 13 of the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held on April 25, 2003.


Item 14. Controls and Procedures

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

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer and its Senior Vice President, Chief Financial Officer, Secretary and Treasurer, and its Chief Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chairman and Chief Executive Officer, its Senior Vice President, Chief Financial Officer, Secretary and Treasurer and its Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)    The following documents are filed as part of this report:

             1.         Financial Statements

                        The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

                 (a)    Report of Independent Auditors - Ernst & Young LLP

                 (a) Report of Independent Public Accountants - Arthur Andersen LLP

                 (b)    Consolidated Balance Sheets - December 31, 2002 and 2001

                 (c) Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000

                 (d) Consolidated Statements of Stockholders' Equity (Deficit) - Years ended December 31, 2002, 2001 and 2000

                 (e) Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

                 (f)    Notes to Consolidated Financial Statements


             2.         Financial Statement Schedule and Supplementary Data

                 (a) Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

                 (b)    Schedule of the Company:

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

                 (j) Deferred Compensation and Stock Plan for Directors, dated as of March 18, 1999, filed as Exhibit 10.(k) of the March 31, 1999 Quarterly Report of the Company, is hereby incorporated by reference.

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

                 (n) Revolving Credit Agreement dated as of August 30, 2002 by and between Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as administrative agent and sole lead arranger; Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, Wells Fargo Bank, National Association, Comerica Bank, Southtrust Bank, KeyBank National Association as Lenders, as filed as
                        Exhibit 10.(n) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

                 (o) Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, as filed as Exhibit 10.(p) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

                 (p) Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, is filed herewith.

         23. Consent of Ernst & Young LLC, Independent Public Accountants is filed herewith.


         99 Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

                    Reports on Form 8-K.

                      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SAUL CENTERS, INC.
                              (Registrant)

Date:    March   21  , 2003                 /s/ B. Francis Saul II
               ------                       --------------------------------
                                            B. Francis Saul II
                                            Chairman of the Board of Directors
                                            & Chief Executive Officer  (Principal Executive Officer)

Date:    March   21  , 2003                 /s/ B. Francis Saul III
               ------                       -----------------------
                                            B. Francis Saul III, President and Director

Date:    March   21  , 2003                 /s/ Philip D. Caraci
               ------                       --------------------
                                            Philip D. Caraci, Vice Chairman and Director

Date:    March   21  , 2003                 /s/ Scott V. Schneider
               ------                       ----------------------
                                            Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal
                                            Financial Officer)

Date:    March   21  , 2003                 /s/ Bill D. Tzamaras
               ------                       --------------------
                                            Bill D. Tzamaras, (Principal Accounting Officer)

Date:    March   21  , 2003                 /s/John E. Chapoton
               ------                       -------------------
                                            John E. Chapoton, Director

Date:    March   21  , 2003                 /s/ Gilbert M. Grosvenor
               ------                       ------------------------
                                            Gilbert M. Grosvenor, Director

Date:    March   21  , 2003                 /s/ Philip C. Jackson Jr.
               ------                       -------------------------
                                            Philip C. Jackson Jr., Director

Date:    March   21  , 2003                 /s/ David B. Kay
               ------                       ----------------
                                            David B. Kay, Director

Date:    March   21  , 2003                 /s/ General Paul X. Kelley
               ------                       --------------------------
                                            General Paul X. Kelley, Director

Date:    March   21  , 2003                 /s/ Charles R. Longsworth
               ------                       -------------------------
                                            Charles R. Longsworth, Director

Date:    March   21  , 2003                 /s/ Patrick F. Noonan
               ------                       ---------------------
                                            Patrick F. Noonan, Director

Date:    March   21  , 2003                 /s/ James W. Symington
               ------                       ----------------------
                                            James W. Symington, Director

Date:    March   21  , 2003                 /s/ John R. Whitmore
               ------                       --------------------
                                            John R. Whitmore, Director

                                 CERTIFICATIONS

I,   B. Francis Saul II, certify that:

1.       I have reviewed this annual report on Form 10-K of Saul Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

    /s/ B. Francis Saul II
----------------------------------------
B. Francis Saul II
Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I,  Scott V. Schneider, certify that:

1.       I have reviewed this annual report on Form 10-K of Saul Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

    /s/ Scott V. Schneider
------------------------------
Scott V. Schneider
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Saul Centers, Inc.


         We have audited the accompanying consolidated balance sheet of Saul Centers, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Our audits also included the financial statement schedule listed in
Item 15 of Form 10-K. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Saul Centers, Inc. as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated February 13, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Ernst & Young LLP
McLean, Virginia
February 7, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Saul Centers, Inc.:

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




Arthur Andersen LLP
Vienna, Virginia
February 13, 2003


Note: As permitted by Rule 2-02 (e) of Regulation S-X promulgated under the Securities Act of 1933, this is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the filing of our Form 10-K for the fiscal year ended December 31, 2001. After reasonable efforts, we have been unable to have Arthur Anderson LLP reissue this audit report in connection with the filing of our Form 10-K for the fiscal year ended December 31, 2002.

Saul Centers, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,         December 31,
(Dollars in thousands)                                                                       2002                 2001
---------------------------------------------------------------------------------------------------------------------------
Assets

    Real estate investments
      Land                                                                               $     90,469         $     67,710
      Buildings and equipment                                                                 405,153              384,575
      Construction in progress                                                                  8,292                2,524
                                                                                         ------------         ------------
                                                                                              503,914              454,809
      Accumulated depreciation                                                               (150,286)            (136,928)
                                                                                         ------------         ------------
                                                                                              353,628              317,881

    Cash and cash equivalents                                                                   1,309                1,805
    Accounts receivable and accrued income, net                                                12,505                9,217
    Prepaid expenses                                                                           15,712               12,514
    Deferred debt costs, net                                                                    4,125                3,563
    Other assets                                                                                1,408                1,423
                                                                                         ------------         ------------
              Total assets                                                               $    388,687         $    346,403
                                                                                         ============         ============

Liabilities

    Notes payable                                                                        $    380,743         $    351,820
    Accounts payable, accrued expenses and other liabilities                                   16,727               14,697
    Deferred income                                                                             4,484                4,009
                                                                                         ------------         ------------
              Total liabilities                                                               401,954              370,526
                                                                                         ------------         ------------

Minority interests                                                                                 --                   --
                                                                                         ------------         ------------
Stockholders' equity (deficit)

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 15,196,582 and 14,535,803 shares issued and
      outstanding, respectively                                                                   152                  145
    Additional paid-in capital                                                                 79,131               64,564
    Accumulated deficit                                                                       (92,550)             (88,832)
                                                                                         ------------         ------------
              Total stockholders' equity (deficit)                                            (13,267)             (24,123)
                                                                                         ------------         ------------

              Total liabilities and stockholders' equity (deficit)                       $    388,687         $    346,403
                                                                                         ============         ============

        The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands,                                                  For the Year Ended December 31,
      except per share amounts)                                     2002            2001            2000
---------------------------------------------                  ---------------------------------------------
Revenue
    Base rent                                                   $    75,699     $    69,662     $    63,837
    Expense recoveries                                               12,680          11,456          11,129
    Percentage rent                                                   1,850           2,113           2,097
    Other                                                             3,734           3,077           1,966
                                                               -------------   -------------   -------------
              Total revenue                                          93,963          86,308          79,029
                                                               -------------   -------------   -------------
Operating expenses
    Property operating expenses                                      10,115           8,503           8,271
    Provision for credit losses                                         421             617             467
    Real estate taxes                                                 8,021           7,226           6,451
    Interest expense                                                 25,113          24,920          23,843
    Amortization of deferred debt expense                               725             566             458
    Depreciation and amortization                                    17,821          14,758          13,534
    General and administrative                                        5,537           4,335           3,891
                                                               -------------   -------------   -------------
              Total operating expenses                               67,753          60,925          56,915
                                                               -------------   -------------   -------------

Operating income                                                     26,210          25,383          22,114

Non-operating item

  Gain on sale of property                                            1,426              --              --
                                                               -------------   -------------   -------------
Income before minority interests                                     27,636          25,383          22,114
                                                               -------------   -------------   -------------
Minority interests
    Minority share of income                                         (7,130)         (6,777)         (6,081)
    Distributions in excess of earnings                                (940)         (1,292)         (1,988)
                                                               -------------   -------------   -------------
              Total minority interests                               (8,070)         (8,069)         (8,069)
                                                               -------------   -------------   -------------

Net income                                                      $    19,566     $    17,314     $    14,045
                                                               =============   =============   =============

Per Share Amounts:
    Net income (basic)                                          $      1.32     $      1.22     $      1.03
                                                               =============   =============   =============

    Net income (diluted)                                        $      1.31     $      1.22     $      1.03
                                                               =============   =============   =============

        The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        Additional
(Dollars in thousands,                                    Common          Paid-in      Accumulated
      except per share amounts)                            Stock          Capital        Deficit          Total
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):

    Balance, December 31, 1999                           $      133     $   44,616     $  (76,608)     $  (31,859)

      Issuance of 535,390 shares of
        common stock                                              6          7,978             --           7,984
      Net income                                                 --             --         14,045          14,045
      Distributions ($1.17 per share)                            --             --        (15,915)        (15,915)
      Distributions payable ($.39 per share)                     --             --         (5,410)         (5,410)
                                                        ------------   ------------   -------------   -------------
    Balance, December 31, 2000                                  139         52,594        (83,888)        (31,155)

      Issuance of 666,268 shares of
        common stock                                              6         11,970             --          11,976
      Net income                                                 --             --         17,314          17,314
      Distributions ($1.17 per share)                            --             --        (16,588)        (16,588)
      Distributions payable ($.39 per share)                     --             --         (5,670)         (5,670)
                                                        ------------   ------------   -------------   -------------

    Balance, December 31, 2001                                  145         64,564        (88,832)        (24,123)

      Issuance of 660,779 shares of
        common stock                                              7         14,567             --          14,574
      Net income                                                 --             --         19,566          19,566
      Distributions ($1.17 per share)                            --             --        (17,360)        (17,360)
      Distributions payable ($.39 per share)                     --             --         (5,924)         (5,924)
                                                        ------------   ------------   -------------   -------------

    Balance, December 31, 2002                           $      152     $   79,131     $  (92,550)     $  (13,267)
                                                        ============   ============   =============   =============

        The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Year Ended December 31,
(Dollars in thousands)                                                                 2002           2001           2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                       $    19,566    $    17,314    $    14,045
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Minority interests                                                               8,070          8,069          8,069
        Gain on sale of property                                                        (1,426)            --             --
        Depreciation and amortization                                                   18,546         15,324         13,992
        Provision for credit losses                                                        421            617            467
        Decrease (increase) in accounts receivable                                      (2,283)          (823)        (1,284)
        Increase in prepaid expenses                                                    (7,661)        (5,568)        (3,152)
        Decrease (increase) in other assets                                                 15            347           (252)
        Increase (decrease) in accounts payable,
             accrued expenses and other liabilities                                      1,776         (4,895)         1,201
        Increase (decrease) in deferred income                                             475          1,449           (305)
                                                                                  -------------  -------------  -------------
              Net cash provided by operating activities                                 37,499         31,834         32,781
                                                                                  -------------  -------------  -------------

Cash flows from investing activities:
    Acquisitions of real estate investments                                            (28,871)            --             --
    Additions to real estate investments                                               (14,466)       (13,055)       (18,233)
    Additions to construction in progress                                               (5,768)        (8,745)       (25,193)
                                                                                  -------------  -------------  -------------
              Net cash used in investing activities                                    (49,105)       (21,800)       (43,426)
                                                                                  -------------  -------------  -------------

Cash flows from financing activities:
    Proceeds from notes payable                                                         53,547         51,218         69,700
    Repayments on notes payable                                                        (24,624)       (42,851)       (36,515)
    Additions to deferred debt expense                                                  (1,287)           (17)          (315)
    Proceeds from the issuance of common stock and
      convertible limited partnership units in
      the Operating Partnership                                                         14,574         11,976          7,984
    Distributions to common stockholders and holders
      of convertible limited partnership units in
      the Operating Partnership                                                        (31,100)       (30,327)       (29,394)
                                                                                  -------------  -------------  -------------
              Net cash provided by (used in) financing activities                       11,110        (10,001)        11,460
                                                                                  -------------  -------------  -------------

Net (decrease) increase in cash and cash equivalents                                      (496)            33            815
Cash and cash equivalents, beginning of year                                             1,805          1,772            957
                                                                                  -------------  -------------  -------------
Cash and cash equivalents, end of year                                             $     1,309    $     1,805    $     1,772
                                                                                  =============  =============  =============


Supplemental disclosures of cash flow information:

    Cash paid for interest, net of amount capitalized                              $    25,089    $    24,419    $    23,456
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

Formation and Structure of Company

         Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, "The Saul Organization"). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Broadlands Village, a grocery anchored shopping center in Loudoun County. The Company recently completed development of Ashburn Village III and IV, in-line retail and retail pad expansions to the Ashburn Village shopping center; Washington Square at Old Town, a Class A mixed-use office/retail complex in Alexandria, Virginia; and Crosstown Business Center, an office/warehouse redevelopment located in Tulsa, Oklahoma. In June 2002 the Company purchased Clarendon Center for future redevelopment. In September 2002, the Company purchased 109,642 square feet of retail space known as Kentlands Square. In November 2002 the Company purchased a 19 acre parcel of land in the Lansdowne community in Loudoun County, Virginia. The Company plans to develop the Lansdowne parcel into a grocery anchored neighborhood and community shopping center. As of December 31, 2002, the Company's properties (the "Current Portfolio Properties") consisted of 29 operating shopping center properties (the "Shopping Centers"), five predominantly office operating properties (the "Office Properties") and three development and/or redevelopment properties.

         The Company established Saul QRS, Inc., a wholly owned subsidiary of Saul Centers, to facilitate the placement of collateralized mortgage debt. Saul QRS, Inc. was created to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current Portfolio Properties.

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

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Seventeen of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 31, 2002, no single property accounted for more than 8.9% of the total gross leasable area. Only one retail tenant, Giant Food, at 5.7%, accounted for more than 1.9% of the Company's 2002 total revenues. No office tenant other than the United States Government, at 8.4%, accounted for more than 1.4% of 2002 total revenues.

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

Real Estate Investment Properties

         Real estate investment properties are stated at historic cost basis less accumulated depreciation. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company's liabilities as reported in these financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States, and accordingly, do not report the current value of the Company's real estate assets.

         If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. Saul Centers adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has not recognized an impairment loss in 2002, 2001 or 2000 on any of its real estate.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

         Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance, which includes contract services such as grounds maintenance, lot sweeping and snow removal, are charged to operations as incurred. Repairs and maintenance expense totaled $3,852,000, $2,913,000 and $3,144,000, for 2002, 2001 and 2000, respectively, and is included in operating expenses in the accompanying consolidated financial statements. Interest expense capitalized totaled $548,000, $1,640,000 and $2,681,000, for 2002, 2001 and
2000, respectively.

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

Lease Acquisition Costs

         Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs are included in prepaid expenses and total $12,140,000 and $10,419,000, net of accumulated amortization of $5,259,000 and $4,465,000, as of December 31, 2002 and 2001, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Construction in Progress

         Construction in progress includes the land acquisition costs, predevelopment costs, and development costs of active projects. Predevelopment costs associated with these active projects include closing costs, legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2002 and 2001 are as follows:

         Construction in Progress
              (In thousands)

                                                       December 31,
                                                   2002           2001
                                                   ----           ----
         Broadlands Village ...............     $ 6,192        $    --
         Ashburn Village IV ...............          --          1,163
         Other ............................       2,100          1,361
                                                -------        -------
         Balance ..........................     $ 8,292        $ 2,524
                                                =======        =======

Accounts Receivable and Accrued Income

         Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $681,000 and $559,000, at December 31, 2002 and 2001, respectively.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

         Allowance for Doubtful Accounts
                 (In thousands)

                                                For the Years Ended December 31,
                                                         2002       2001
                                                        -----      -----
         Beginning Balance ..................           $ 559      $ 563
         Provision for Credit Losses ........             421        617
         Charge-offs ........................            -299       -621
                                                        -----      -----
         Ending Balance .....................           $ 681      $ 559
                                                        =====      =====

         In addition to rents due currently, accounts receivable include $6,262,000 and $4,675,000, at December 31, 2002 and 2001, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $693,000 and $676,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant's ability to perform under its lease obligations.

Deferred Debt Costs

         Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $4,125,000 and $3,563,000, and are presented net of accumulated amortization of $2,693,000 and $1,968,000, at December 31, 2002 and 2001, respectively.

Deferred Income

         Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the following month's rent, prepayment of real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and advance payments by tenants for tenant construction work provided by the Company.

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

Income Taxes

         The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. As of December 31, 2002 and 2001, the total tax basis of the Company's assets was $410,497,000 and $377,704,000, and the tax basis of the liabilities was $392,157,000 and $362,464,000, respectively.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

Deferred Compensation and Stock Plan for Directors

         Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board of Directors. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of December 31, 2002, 170,000 shares were authorized and registered for use under the Plan, and 130,000 shares had been credited to the directors' deferred fee accounts.

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

Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others." FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. Saul Centers has guaranteed portions of its Partnership debt obligations, all of which are presented on the consolidated financial statements as mortgage notes payable. Saul Centers has guaranteed $95,921,000 of the notes payable which are recourse loans made by the Operating Partnership as of December 31, 2002. The balance of the mortgage notes payable totaling $284,822,000 are non-recourse, however, as is customary when obtaining long term non-course financing, Saul Centers has agreed to assume certain obligations should they arise specific to individual mortgages. No additional liabilities must be recognized as a result of the adoption of FIN 45 and the Company does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 outlines alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not made a voluntary change to the fair value based method. As a result, the adoption of SFAS No. 148 will not have a impact upon the consolidated financial statements.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which changes the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities, as defined in FIN 46. The Company does not have any unconsolidated entities or variable interest entities and therefore the adoption of FIN 46 will not have an impact upon the consolidated financial statements.


Cash and Cash Equivalents

         Cash and cash equivalents includes cash and short-term investments with maturities of three months or less measured from the acquisition date.

Per Share Data

         Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company's potentially dilutive securities. For all periods

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

presented, the convertible limited partnership units are anti-dilutive. The options are currently dilutive because the average share price of the Company's common stock exceeds the $20.00 exercise price. The options were not dilutive during years previous to 2002. Five executive officers have been granted 180,000 stock options, 93,210 shares which remain unexercised as of December 31, 2002. The treasury share method was used to measure the effect of the dilution.

        Basic and Diluted Shares Outstanding
        ------------------------------------
                 (In thousands)                                       December 31
                                                                      -----------
                                                                 2002       2001        2000
                                                          -----------------------------------
                 Weighted average common shares
                 outstanding - Basic ..........                14,865     14,210      13,623
                 Effect of dilutive options ...                    22         --          --
                                                          -----------------------------------
                 Weighted average common shares
                 outstanding - Diluted ........                14,887     14,210      13,623
                                                          ===================================

                 Average Share Price                          $ 22.90          *           *
                 -------------------

                  * The option exercise price exceeded the average share price for these periods.

3. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

         The Saul Organization has a 25.4% limited partnership interest, represented by 5,175,000 convertible limited partnership units, in the Operating Partnership, as of December 31, 2002. These convertible limited partnership units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible as of December 31, 2002 because the Saul Organization owned in excess of 24.9% of the Company's equity securities. The impact of The Saul Organization's 25.4% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2002, 2001 and 2000, were 20,059,000, 19,383,000 and 18,796,000, respectively.


4.       NOTES PAYABLE

         During 2002 the Company closed a new $125 million unsecured revolving credit facility to provide working capital and funds for redevelopments and acquisitions. The line has a three-year term and provides for an additional one-year extension at the Company's option. The new line is a $55 million expansion of a prior revolver. The additional availability under the new facility will enable the Company to access capital for future purchases of operating properties as opportunities arise. At December 31, 2002, $46,750,000 was outstanding under the line, with interest calculated using LIBOR plus 1.625%. Loan availability is determined by operating income from the Company's unencumbered properties, which, as of December 31, 2002 allowed the Company to borrow an additional $30,250,000 for general corporate use. An additional $48 million is available for funding working capital and operating property acquisitions supported by the unencumbered properties' internal cash flow growth and operating income of future acquisitions. Also during 2002, the Company committed to replace its $42,000,000 construction loan used to finance the building of Washington Square at Old Town with a $42,500,000 permanent mortgage. The new permanent financing, closed in January 2003, matures in 15 years and requires monthly principal and interest payments based upon a 27.5 year amortization period and 6.01% interest rate. In September 2002, the Company assumed a $7,806,000 mortgage in conjunction with its acquisition of Kentlands Square shopping center.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements


         The following is a summary of notes payable as of December 31, 2002 and 2001:

   Notes Payable
   (Dollars in thousands)                    Principal Outstanding December 31,       Interest       Scheduled
                                                 2002                   2001           Rate *        Maturity *
                                           ------------------------------------------------------------------------
        Fixed Rate Mortgages:                      $135,641  (a)         $ 138,215        7.67 %          Oct 2012
                                                     93,044  (b)            95,716        8.23 %          Dec 2011
                                                     34,830  (c)            35,583        7.88 %          Jan 2013
                                                     13,667  (d)            13,936        8.33 %          Jun 2015
                                                      9,797  (e)            10,028        6.88 %          May 2004
                                                      7,640  (f)                --        8.18 %          Feb 2004
                                           ------------------------------------------------------------------------
                         Total Fixed Rate           294,619                293,478        7.89 %         9.2 Years
                                           ------------------------------------------------------------------------
        Variable Rate Loans:

             Construction Loan                       39,374  (g)            38,342        2.89 %          Jan 2003
             Line of Credit                          46,750  (h)            20,000        3.09 %          Aug 2005
                                           ------------------------------------------------------------------------
                      Total Variable Rate            86,124                 58,342        3.00 %         1.5 Years
                                           ------------------------------------------------------------------------
                      Total Notes Payable          $380,743              $ 351,820        6.78 %         7.4 Years
                                           ========================================================================

     *Interest rate and scheduled maturity data presented for December 31, 2002. Totals computed using weighted averages.

(a) The loan is collateralized by nine shopping centers ( Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $2,574,000 was amortized during 2002.

(b) The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on three occasions since its inception in 1997. The 8.23% blended interest rate is the weighted average of the initial loan rate and additional borrowings rates. Monthly principal and interest payments are based upon a weighted average 23 year amortization schedule. Principal of $2,672,000 was amortized during 2002.

(c) The loan is collateralized by 601 Pennsylvania Avenue and requires monthly principal and interest payments based upon a 25 year amortization schedule. Principal of $753,000 was amortized during 2002.

(d) The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments based upon a 22 year amortization schedule. Principal of $269,000 was amortized during 2002.

(e) The loan is collateralized by The Glen shopping center and a corporate guarantee. The loan requires monthly principal and interest payments based upon a 23 year amortization schedule. Principal of $231,000 was amortized during 2002.

(f) The loan is collateralized by Kentlands Square shopping center and requires monthly principal and interest payments based upon a 15 year amortization schedule. Principal of $166,000 was amortized during 2002.

(g) The loan is a construction loan totaling $42,000,000 and is collateralized by Washington Square. Interest expense is calculated based upon the 1, 2, 3 or 6 month LIBOR rate plus a spread of 1.45% to 1.9% (determined by certain leasing and/or construction benchmarks) or upon the bank's prime rate at the Company's option. The loan was repaid on January 9, 2003. The interest rate in effect on December 31, 2002 was based on a weighted average LIBOR of 1.44% and spread of 1.45%. The effective annual average interest rate, which considers debt cost amortization, was 3.69% for 2002.

(h) The loan is an unsecured revolving credit facility totaling $125,000,000. Loan availability is determined by operating income from the Company's unencumbered properties. An additional amount is available for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The line may be extended one

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

         year with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 2002 was based on a weighted average LIBOR of 1.391% and spread of 1.625% and a prime rate of 4.25%. The effective annual average interest rate, which considers debt cost amortization and unused line fees, was 4.84% for 2002.


         The December 31, 2002 and 2001, depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $280,051,000 and $264,831,000, respectively. Certain loans are subject to financial covenant tests, the most significant of which are debt service coverage and loan to asset value requirements under the variable rate loans. The Company believes it is in compliance with all such covenants. Notes payable at December 31, 2002 and 2001, totaling $266,392,000 and $242,168,000, respectively, are guaranteed by members of The Saul Organization.

         As of December 31, 2002, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

                Debt Maturity Schedule
                ----------------------
                             (In thousands)

                2003 * ...............................       $  46,940
                2004 .................................          23,988
                2005 .................................          54,720
                2006 .................................           8,635
                2007 .................................           9,357
                Thereafter ...........................         237,103
                                                          -------------

                Total ................................       $ 380,743
                                                          =============
                 * A total of $39,374 of the 2003 maturities was refinanced in January 2003.

5.       LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent for the years ended December 31, 2002, 2001 and 2000, amounted to $75,699,000, $69,662,000 and $63,837,000, respectively. Future contractual payments under noncancelable leases for years ended December 31, are as follows:

                Future Contractual Payments
                ---------------------------
                             (In thousands)

                2003 .................................       $  70,701
                2004 .................................          64,776
                2005 .................................          58,094
                2006 .................................          51,148
                2007 .................................          44,966
                Thereafter ...........................         244,364
                                                          -------------

                Total ................................       $ 534,049
                                                          =============


         The majority of the leases also provide for rental increases and expense recoveries based on increases in the Consumer Price Index or increases in operating expenses, or both. These increases generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2002, 2001 and 2000 amounted to $12,680,000, $11,456,000 and $11,129,000, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

the minimum specified in the tenant's lease. Percentage rent amounted to $1,850,000, $2,113,000 and $2,097,000, for the years ended December 31, 2002,
2001 and 2000, respectively.


6.       LONG-TERM LEASE OBLIGATIONS

         Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $164,000, $167,000 and $157,000, for each of the years ended December 31, 2002, 2001 and 2000, respectively. The future minimum rental commitments under these ground leases are as follows:

         Ground Lease Rental Commitments
                  (In thousands)

                                       Annually             Total
                                      2003-2007        Thereafter
                                     -----------       ----------
        Beacon Center                     $  53          $  3,236
        Olney                                51             4,423
        Southdale                            60             3,605
                                          -----          --------
        Total                             $ 164          $ 11,264
                                          =====          ========

         In addition to the above, Flagship Center consists of two developed outparcels that are part of a larger adjacent community shopping center formerly owned by The Saul Organization and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest which commenced in September 1991 with a minimum rent of one dollar per year.

         The Company's corporate headquarters lease commenced in March 2002. The 10-year lease provides for an initial annual rental payment of $513,000, escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Reflected in the accompanying financial statements is straight-lined rental expense of $549,000 for the year ended December 31, 2002. The future minimum rental commitments under this lease are $653,000 annually for the five years from 2003 through 2007, and $2,722,000 thereafter. This lease expense is included in the shared services portion of general and administrative expense (see Note 8 - Related Party Transactions).

7.       STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

         The consolidated statement of operations for the year ended December 31, 2002 includes a charge for minority interests of $8,070,000, consisting of $7,130,000 related to The Saul Organization's share of the net income for the year and $940,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2001 of $8,069,000, consisting of $6,777,000 related to The Saul Organization's share of the net income for the year and $1,292,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2000 of $8,069,000 consists of $6,081,000 related to The Saul Organization's share of the net income for the year and $1,988,000 related to distributions to minority interests in excess of allocated net income for the year.

8.       RELATED PARTY TRANSACTIONS

         In October 2000, the Company purchased, through its Operating Partnership, Avenel VI, a 30,000 square foot office/flex property for $4,200,000 based on an independent third party appraisal. The seller was a member of The Saul Organization.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements


     In August 2000, the Company purchased a land parcel of 7.11 acres, located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia, adjacent to its Ashburn Village neighborhood shopping center at a price of $1,580,000, based on an independent third party appraisal. The land was developed to expand the existing shopping center. The seller was a member of The Saul Organization.

     Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 13 of the Company's properties. Total rental income from Chevy Chase Bank amounted to $1,368,000, $1,330,000 and $1,223,000, for the years ended December 31, 2002,
2001 and 2000, respectively.

     An entity controlled by the son of Philip D. Caraci, the Company's President and director until March 2003 and current Vice Chairman, leased space in four of the Company's Shopping Centers during 2002. The total rental income was $143,000 during the year ended December 31, 2002. The leases were assigned to unaffiliated third parties during the year and no further rental income will be received under these leases from the affiliated party during 2003. Additionally, a $37,000 leasing commission payment was made to this affiliated party for procurement of a third party tenant lease at one of the Company's Shopping Centers.

     The Chairman and Chief Executive Officer, the Vice Chairman, the President, and the Chief Accounting Officer of the Company are also affiliated with The Saul Organization but devote a substantial amount of time to the management of the Company. Their annual compensation is fixed by the Compensation Committee of the Board of Directors.

     The Company shares with The Saul Organization on a pro-rata basis certain ancillary functions such as computer hardware, software and support services and certain direct and indirect administrative payroll based on management's estimate of usage or time incurred, as applicable. Also, The Saul Organization subleases office space to the Company for its corporate headquarters (see Note 6-Long-Term Lease Obligations for the terms of this lease). The terms of all such arrangements with The Saul Organization, including payments related thereto, are reviewed by the Audit Committee of the Board of Directors. Included in general and administrative expense for the years ended December 31, 2002, 2001 and 2000, are charges totaling $2,574,000, $1,971,000 and $2,091,000, related to shared services, of which $2,542,000, $2,010,000 and $2,056,000, were paid during the years ended December 31, 2002, 2001 and 2000, respectively.


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

     The Compensation Committee has granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers, all of which were granted in 1993 and 1994. The options vested 25% per year over four years, have an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. During the year ended December 31, 2002, 86,790 option shares were exercised (49,900 incentive stock options and 36,890 nonqualified stock options). The remaining 93,210 unexercised option shares are fully vested and expire September 23, 2003. No compensation expense has been recognized as a result of these grants.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements



10.      NON-OPERATING ITEMS

Gain on Sale of Property

         Gain on sale of property of $1,426,000 in 2002 represents the final proceeds received upon appeal of the District of Columbia's purchase of the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. There were no property sales in 2001 or 2000.


11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. The carrying values of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based on interest rates currently available to the Company, the carrying value of the variable rate credit line payable is a reasonable estimation of its fair value, because the debt bears interest based on short-term interest rates. Based upon management's estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable is in excess of the $294,619,000 carrying value. Management estimates that the fair value of these fixed rate notes payable, assuming current long term interest rates of approximately 6%, would be approximately $329,000,000.


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

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements


13.      DISTRIBUTIONS

         In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Operating Partnership also maintains a similar dividend reinvestment plan that mirrors the Plan, which allows limited partnership interests the opportunity to buy additional limited partnership units.

         During 2002, $1.46 per share of the distributions paid represented ordinary dividend income and $0.10 per share represented return of capital to the shareholders. The following summarizes distributions paid during the years ended December 31, 2002, 2001 and 2000, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

                                           Total Distributions to              Dividend Reinvestments
                                           ----------------------              ----------------------
                                                           Limited             Common
                                           Common      Partnership              Stock         Units      Discounted
                                     Stockholders      Unitholders             Issued        Issued     Share Price
                                     ------------      -----------             ------        ------     -----------
                                   (in thousands)   (in thousands)
      Distributions during 2002
      -------------------------
        October 31                       $  5,839          $ 2,019            136,107         3,110         $ 23.18
        July 31                             5,785            2,017            135,603            --           22.94
        April 30                            5,736            2,017            119,772            --           22.94
        January 31                          5,670            2,017            165,390            --           20.39
                                         --------          -------            -------       -------
                                         $ 23,030          $ 8,070            556,872         3,110
                                         ========          =======            =======       =======

      Distributions during 2001
      -------------------------
        October 31                       $  5,599          $ 2,018            176,319            --         $ 18.62
        July 31                             5,529            2,017            175,790            --           18.04
        April 30                            5,460            2,017            169,753            --           17.95
        January 31                          5,410            2,017            123,561            --           17.07
                                         --------          -------            -------       -------
                                         $ 21,998          $ 8,069            645,423            --
                                         ========          =======            =======       =======

      Distributions during 2000
      -------------------------
        October 31                       $  5,356          $ 2,018            133,435            --         $ 14.85
        July 31                             5,305            2,017            125,705            --           15.34
        April 28                            5,254            2,017            125,558            --           14.97
        January 31                          5,202            2,017            129,789            --           14.43
                                         --------          -------            -------       -------
                                         $ 21,117          $ 8,069            514,487            --
                                         ========          =======            =======       =======

         In December 2002, 2001 and 2000, the Board of Directors of the Company authorized a distribution of $0.39 per share payable in January 2003, 2002 and 2001, to holders of record on January 17, 2003, January 17, 2002 and January 15, 2001, respectively. As a result, $5,924,000, $5,670,000 and $5,410,000, were paid to common shareholders on January 31, 2003, January 31, 2002 and January 31, 2001, respectively. Also, $2,018,000, $2,017,000 and $2,017,000, were paid to limited partnership unitholders on January 31, 2003, January 31, 2002 and January 31, 2001 ($0.39 per Operating Partnership unit), respectively. These amounts are reflected as a reduction of stockholders' equity in the case of common stock dividends and minority interests deductions in the case of limited partner distributions and are included in accounts payable in the accompanying consolidated financial statements.

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

14.    INTERIM RESULTS  (UNAUDITED)

       The following summary presents the results of operations of the Company for the quarterly periods of years 2002, 2001 and 2000.

           (In thousands, except per share amounts)

                                                          --------------------------------------------------------------------------
                                                                                     2002 Calendar Year

                                                            1st Quarter        2nd Quarter        3rd Quarter         4th Quarter
                                                          --------------------------------------------------------------------------
           Revenues                                     $          23,191  $          22,793  $          23,471   $          24,508
                                                          ----------------   ----------------   ----------------    ----------------

           Income before minority interests                         8,352 (a)          6,499              5,503               7,282
           Minority interests                                      (2,017)            (2,017)            (2,017)             (2,019)
                                                          ----------------   ----------------   ----------------    ----------------

           Net income                                   $           6,335  $           4,482  $           3,486   $           5,263
                                                          ================   ================   ================    ================

           Net income per share (basic & diluted)       $            0.43  $            0.30  $            0.24   $            0.35
                                                          ================   ================   ================    ================

                                                        (a) Includes $1,426 gain on sale of Park Road property.

                                                          --------------------------------------------------------------------------
                                                                                     2001 Calendar Year

                                                            1st Quarter        2nd Quarter        3rd Quarter         4th Quarter
                                                          --------------------------------------------------------------------------
           Revenues                                     $          21,236  $          20,919  $          21,533   $          22,620
                                                          ----------------   ----------------   ----------------    ----------------

           Income before minority interests                         6,051              5,924              6,289               7,119
           Minority interests                                      (2,017)            (2,017)            (2,017)             (2,018)
                                                          ----------------   ----------------   ----------------    ----------------

           Net income                                   $           4,034  $           3,907  $           4,272   $           5,101
                                                          ================   ================   ================    ================

           Net income per share (basic & diluted)       $            0.29  $            0.28  $            0.30   $            0.35
                                                          ================   ================   ================    ================

                                                          --------------------------------------------------------------------------
                                                                                     2000 Calendar Year

                                                            1st Quarter        2nd Quarter        3rd Quarter         4th Quarter
                                                          --------------------------------------------------------------------------
           Revenues                                     $          19,407  $          18,988  $          19,724   $          20,910
                                                          ----------------   ----------------   ----------------    ----------------

           Income before minority interests                         5,533              5,183              5,859               5,539
           Minority interests                                      (2,017)            (2,017)            (2,017)             (2,018)
                                                          ----------------   ----------------   ----------------    ----------------

           Net income                                   $           3,516  $           3,166  $           3,842   $           3,521
                                                          ================   ================   ================    ================

           Net income per share (basic & diluted)       $            0.26  $            0.24  $            0.28   $            0.25
                                                          ================   ================   ================    ================

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

15.      BUSINESS SEGMENTS

         The company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies of the segments presented below are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based upon income from real estate for the combined properties in each segment.

(In thousands)                                      Shopping     Office      Corporate  Consolidated
                                                    Centers    Properties     and Other    Totals
                                                  ------------ ------------ ------------ ------------

                      2002
                      ----
Real estate rental operations:
   Revenues ....................................   $  61,597    $  32,261    $     105    $  93,963
   Expenses ....................................     (10,675)      (7,882)          --      (18,557)
                                                   ---------    ---------    ---------    ---------
Income for real estate .........................      50,922       24,379          105       75,406
   Interest expense & amortization of debt costs          --           --      (25,838)     (25,838)
   General and administrative ..................          --           --       (5,537)      (5,537)
                                                   ---------    ---------    ---------    ---------
Subtotal .......................................      50,922       24,379      (31,270)      44,031
   Depreciation and amortization ...............     (11,295)      (6,526)          --      (17,821)
   Gain on property sale .......................       1,426                                  1,426
   Minority interests ..........................          --           --       (8,070)      (8,070)
                                                   ---------    ---------    ---------    ---------
Net income .....................................   $  41,053    $  17,853    $ (39,340)   $  19,566
                                                   =========    =========    =========    =========
Capital investment .............................   $  31,769    $  17,336    $      --    $  49,105
                                                   =========    =========    =========    =========
Total assets ...................................   $ 215,692    $ 135,836    $  37,159    $ 388,687
                                                   =========    =========    =========    =========

                      2001
                      ----
Real estate rental operations:
   Revenues ....................................   $  58,714    $  27,427    $     167    $  86,308
   Expenses ....................................     (10,324)      (6,022)          --      (16,346)
                                                   ---------    ---------    ---------    ---------
Income from real estate ........................      48,390       21,405          167       69,962
   Interest expense & amortization of debt costs          --           --      (25,486)     (25,486)
   General and administrative ..................          --           --       (4,335)      (4,335)
                                                   ---------    ---------    ---------    ---------
Subtotal .......................................      48,390       21,405      (29,654)      40,141
   Depreciation and amortization ...............      (9,751)      (5,007)          --      (14,758)
   Minority interest ...........................          --           --       (8,069)      (8,069)
                                                   ---------    ---------    ---------    ---------
Net income .....................................   $  38,639    $  16,398    $ (37,723)   $  17,314
                                                   =========    =========    =========    =========
Capital investment .............................   $   8,220    $  13,580    $      --    $  21,800
                                                   =========    =========    =========    =========
Total assets ...................................   $ 192,762    $ 124,529    $  29,112    $ 346,403
                                                   =========    =========    =========    =========

                      2000
                      ----
Real estate rental operations:
   Revenues ....................................   $  59,969    $  21,837    $     223    $  79,029
   Expenses ....................................     (10,252)      (4,937)          --      (15,189)
                                                   ---------    ---------    ---------    ---------
Income from real estate ........................      46,717       16,900          223       63,840
   Interest expense & amortization of debt costs          --           --      (24,301)     (24,301)
   General and adminstrative ...................          --           --       (3,891)      (3,891)
                                                   ---------    ---------    ---------    ---------
Subtotal .......................................      46,717       16,900      (27,969)      35,648
   Depreciation and amortization ...............      (9,453)      (4,079)          (2)     (13,534)
   Minority interests ..........................          --           --       (8,069)      (8,069)
                                                   ---------    ---------    ---------    ---------
Net income .....................................   $  37,264    $  12,821    $ (36,040)   $  14,045
                                                   =========    =========    =========    =========
Capital investment .............................   $  14,886    $  28,540    $      --    $  43,426
                                                   =========    =========    =========    =========
Total assets ...................................   $ 185,518    $ 117,497    $  31,435    $ 334,450
                                                   =========    =========    =========    =========

                                                                    Schedule III

                               SAUL CENTERS, INC.
                    Real Estate and Accumulated Depreciation
                                December 31, 2002
                             (Dollars in Thousands)

                                                               Costs
                                                            Capitalized                   Basis at Close of Period
                                                                          --------------------------------------------------------
                                                              Subsequent                  Buildings
                                                Initial           to                         and        Leasehold
                                                 Basis       Acquisition      Land       Improvements   Interests        Total
                                            -------------- -------------- ------------- -------------- ------------- -------------
Shopping Centers
Ashburn Village, Ashburn, VA                  $    11,431    $    15,969    $    6,764   $    20,636     $      --   $    27,400
Beacon Center, Alexandria, VA                       1,493         14,856            --        15,255         1,094        16,349
Belvedere, Baltimore, MD                              932            845           263         1,514            --         1,777
Boulevard, Fairfax, VA                              4,883          1,512         3,687         2,708            --         6,395
Broadlands, Loudoun County, VA                      5,317          1,003         5,317         1,003            --         6,320
Clarendon, Arlington, VA                              385            405           636           154            --           790
Clarendon Station, Arlington, VA                      834             37           425           446            --           871
Flagship Center, Rockville, MD                        160              9           169            --            --           169
French Market, Oklahoma City, OK                    5,781          9,739         1,118        14,402            --        15,520
Germantown, Germantown, MD                          3,576            297         2,034         1,839            --         3,873
Giant, Baltimore, MD                                  998            364           422           940            --         1,362
The Glen, Lake Ridge, VA                           12,918            799         5,300         8,417            --        13,717
Great Eastern, District Heights., MD                3,472          9,381         2,263        10,590            --        12,853
Hampshire Langley, Langley Park, MD                 3,159          2,768         1,856         4,071            --         5,927
Kentlands, Gaithersburg, MD                        14,534            123         5,006         9,651            --        14,657
Lansdowne, Loudoun County, VA                       5,526            158         5,526           158            --         5,684
Leesburg Pike, Baileys Crossroads, VA               2,418          5,082         1,132         6,368            --         7,500
Lexington Mall, Lexington, KY                       4,868          5,991         2,111         8,748            --        10,859
Lumberton Plaza, Lumberton, NJ                      4,400          9,016           950        12,466            --        13,416
Olney, Olney, MD                                    1,884          1,404            --         3,288            --         3,288
Ravenwood, Baltimore, MD                            1,245          1,745           703         2,287            --         2,990
Seven Corners, Falls Church, VA                     4,848         39,541         4,913        39,476            --        44,389
Shops at Fairfax, Fairfax, VA                       2,708          9,193           992        10,909            --        11,901
Southdale, Glen Burnie, MD                          3,650         15,541            --        18,569           622        19,191
Southside Plaza, Richmond, VA                       6,728          4,586         1,878         9,436            --        11,314
South Dekalb Plaza, Atlanta, GA                     2,474          2,635           703         4,406            --         5,109
Thruway, Winston-Salem, NC                          4,778         14,060         5,464        13,269           105        18,838
Village Center, Centreville, VA                    16,502            731         7,851         9,382            --        17,233
West Park, Oklahoma City, OK                        1,883            596           485         1,994            --         2,479
White Oak, Silver Spring, MD                        6,277          3,742         4,787         5,232            --        10,019
                                            -------------- -------------- ------------- -------------- ------------- -------------
    Total Shopping Centers                        140,062        172,128        72,755       237,614         1,821       312,190
                                            -------------- -------------- ------------- -------------- ------------- -------------

Office Properties
Avenel Business Park, Gaithersburg, MD             21,459         19,021         3,851        36,629            --        40,480


Clarendon Center, Arlington, VA                    11,534            512        11,534           512            --        12,046
Crosstown Business Center, Tulsa, OK                3,454          5,513           604         8,363            --         8,967
601 Pennsylvania Ave., Washington DC                5,479         48,336         5,667        48,148            --        53,815
Van Ness Square, Washington, DC                       812         27,131           831        27,112            --        27,943
Washington Square, Alexandria VA                    2,034         46,240           544        47,730            --        48,274
                                            -------------- -------------- ------------- -------------- ------------- -------------
    Total Office Properties                        44,772        146,753        23,031       168,494            --       191,525
                                            -------------- -------------- ------------- -------------- ------------- -------------

Preacquistion Costs                                                                                                          199
                                                                                                                     -------------

    Total                                     $   184,834    $   318,881   $    95,786   $   406,108    $    1,821   $   503,914


                                                                                                                       Buildings
                                                                                                                          and
                                                                                                                      Improvements
                                              Accumulated        Book       Related        Date of         Date       Depreciable
                                              Depreciation      Value         Debt      Construction     Acquired    Lives in Years
                                             -------------- ------------ ------------- -------------- ------------- ----------------
Shopping Centers
Ashburn Village, Ashburn, VA                   $    2,686    $   24,714   $    18,847   1994 & 2000-2       3/94           40
Beacon Center, Alexandria, VA                       6,725         9,624        10,924    1960 & 1974        1/72        40 & 50
Belvedere, Baltimore, MD                              966           811         2,547       1958            1/72           40
Boulevard, Fairfax, VA                                469         5,926         5,483       1969            4/94           40
Broadlands, Loudoun County, VA                         --         6,320            --       2002            3/02           40
Clarendon, Arlington, VA                               43           747           470       1949            7/73           33
Clarendon Station, Arlington, VA                       87           784           207       1949            1/96           40
Flagship Center, Rockville, MD                         --           169           775       1972            1/72           --
French Market, Oklahoma City, OK                    4,692        10,828         5,489    1972 & 2001        3/74           50
Germantown, Germantown, MD                            636         3,237         1,757       1990            8/93           40
Giant, Baltimore, MD                                  654           708         2,584       1959            1/72           40
The Glen, Lake Ridge, VA                            1,871        11,846         9,797       1993            6/94           40
Great Eastern, District Heights., MD                3,682         9,171        11,073    1958 & 1960        1/72           40
Hampshire Langley, Langley Park, MD                 2,333         3,594        10,141       1960            1/72           40
Kentlands, Gaithersburg, MD                            60        14,597         7,640       2002            9/02           40
Lansdowne, Loudoun County, VA                          --         5,684            --       2002            11/02          40
Leesburg Pike, Baileys Crossroads, VA               3,836         3,664        11,001       1965            2/66           40
Lexington Mall, Lexington, KY                       4,944         5,915         7,407    1971 & 1974        3/74           50
Lumberton Plaza, Lumberton, NJ                      7,053         6,363         7,761       1975            12/75          40
Olney, Olney, MD                                    1,969         1,319         3,690       1972            11/75          40
Ravenwood, Baltimore, MD                              850         2,140         6,537       1959            1/72           40
Seven Corners, Falls Church, VA                    14,143        30,246        44,259       1956            7/73           33
Shops at Fairfax, Fairfax, VA                       2,782         9,119         8,184    1975 & 2001        6/75           50
Southdale, Glen Burnie, MD                         12,385         6,806        11,627    1962 & 1987        1/72           40
Southside Plaza, Richmond, VA                       6,211         5,103         9,800       1958            1/72           40
South Dekalb Plaza, Atlanta, GA                     2,864         2,245         3,798       1970            2/76           40
Thruway, Winston-Salem, NC                          5,994        12,844        25,316    1955 & 1965        5/72           40
Village Center, Centreville, VA                     2,615        14,618         8,656       1990            8/93           40
West Park, Oklahoma City, OK                        1,105         1,374           175       1974            9/75           50
White Oak, Silver Spring, MD                        3,484         6,535        23,385    1958 & 1967        1/72           40
                                             -------------- ------------ -------------
    Total Shopping Centers                         95,139       217,051       259,330
                                             -------------- ------------ -------------

Office Properties
Avenel Business Park, Gaithersburg, MD             15,428        25,052        31,838    1984, 1986,    12/84, 8/85,    35 & 40
                                                                     --                  1990, 1998      2/86, 4/98
                                                                                           & 2000        & 10/2000
Clarendon Center, Arlington, VA                        --        12,046            --       2002            4/02           40
Crosstown Business Center, Tulsa, OK                2,687         6,280           431       1974            10/75          40
601 Pennsylvania Ave., Washington DC               21,745        32,070        34,830       1986            7/73           35
Van Ness Square, Washington, DC                    13,456        14,487        14,940       1990            7/73           35
Washington Square, Alexandria VA                    1,831        46,443        39,374    1952 & 2001        7/73           40
                                             -------------- ------------ -------------
    Total Office Properties                        55,147       136,378       121,413
                                             -------------- ------------ -------------

Preacquistion Costs                                                 199
                                                            ------------

    Total                                     $   150,286    $  353,628   $   380,743


                                                                    Schedule III

                               SAUL CENTERS, INC.
                    Real Estate and Accumulated Depreciation
                                December 31, 2002

     Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

     Base building                    33 - 50 years
     Building components              20 years
     Tenant improvements              The greater of the term of the lease or
                                      the useful life of the improvements

     The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $362,604,000 at December 31, 2002. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

     The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2002 are summarized as follows.

       (In thousands)                                                 2002         2001           2000
       --------------------------------------------------------- ------------- ------------- -------------
       Total real estate investments:

       Balance, beginning of year                                 $   454,809   $   433,009   $   389,583
                       Acquisitions                                    28,871
                       Improvements                                    20,234        21,800        43,426
                       Sales                                               --            --            --
                       Retirements                                         --            --            --
                                                                 ------------- ------------- -------------
       Balance, end of year                                       $   503,914   $   454,809   $   433,009
                                                                 ============= ============= =============


       Total accumulated depreciation:

       Balance, beginning of year                                 $   136,928   $   124,180   $   112,272
                       Depreciation expense                            15,526        12,748        11,908
                       Sales                                               --            --            --
                       Retirements                                      2,168            --            --
                                                                 ------------- ------------- -------------
       Balance, end of year                                       $   150,286   $   136,928   $   124,180
                                                                 ============= ============= =============