Form 10-Q
period 2003-03-31
SAUL CENTERS INC
filed 2003-05-14
CIK 907254

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED March 31, 2003

                         Commission file number 1-12254

                                   ----------

                               SAUL CENTERS, INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                     52-1833074
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                 7501 Wisconsin Avenue, Bethesda, Maryland 20814
               (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code (301) 986-6200

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES [X] NO [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X] No [_]

     Number of shares of common stock, par value $0.01 per share outstanding as of May 9, 2003: 15,575,000
================================================================================

                               SAUL CENTERS, INC.
                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)

        (a)  Consolidated Balance Sheets as of March 31, 2003 and
             December 31, 2002 ............................................    4

        (b)  Consolidated Statements of Operations for the three months
             ended March 31, 2003 and 2002 ................................    5

        (c)  Consolidated Statements of Stockholders' Equity (Deficit) as of
             March 31, 2003 and December 31, 2002 ..........................   6

        (d)  Consolidated Statements of Cash Flows for the three months
             ended March 31, 2003 and 2002 ................................    7

        (e)  Notes to Consolidated Financial Statements ...................    8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        (a)  Liquidity and Capital Resources ..............................   19

        (b)  Results of Operations
             Three months ended March 31, 2003 compared to three months
             ended March 31, 2002 .........................................   25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......   27

Item 4.  Controls and Procedures ..........................................   27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   28

Item 2.  Changes in Securities ............................................   28

Item 3.  Defaults Upon Senior Securities ..................................   28

Item 4.  Submission of Matters to a Vote of Security Holders ..............   28

Item 5.  Other Information ................................................   28

Item 6.  Exhibits and Reports on Form 8-K .................................   28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2002, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

                       [LETTERHEAD OF SAUL CENTERS, INC.]
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
(Dollars in thousands)                                 2003            2002
-------------------------------------------------------------------------------
                                                   (Unaudited)
Assets
   Real estate investments
      Land                                         $     90,469    $     90,469
      Buildings and equipment                           408,628         405,153
      Contruction in progress                            10,985           8,292
                                                   ------------    ------------
                                                        510,082         503,914
      Accumulated depreciation                         (153,622)       (150,286)
                                                   ------------    ------------
                                                        356,460         353,628
   Cash and cash equivalents                              1,962           1,309
   Accounts receivable and accrued income, net           10,682          12,505
   Prepaid expenses                                      15,238          15,712
   Deferred debt costs, net                               4,467           4,125
   Other assets                                           3,259           1,408
                                                   ------------    ------------
         Total assets                              $    392,068    $    388,687
                                                   ============    ============
Liabilities
   Notes payable                                   $    379,868    $    380,743
   Accounts payable, accrued expenses and
    other liabilities                                    18,290          16,727
   Deferred income                                        3,984           4,484
                                                   ------------    ------------
         Total liabilities                              402,142         401,954
                                                   ------------    ------------
Minority interests                                           --              --
                                                   ------------    ------------
Stockholders' equity (deficit)
   Common stock, $0.01 par value, 30,000,000
    shares authorized, 15,415,651 and
    15,196,582 shares issued and outstanding,
    respectively                                            154             152
   Additional paid-in capital                            83,826          79,131
   Accumulated deficit                                  (94,054)        (92,550)
                                                   ------------    ------------
         Total stockholders' equity (deficit)           (10,074)        (13,267)
                                                   ------------    ------------
         Total liabilities and stockholders'
          equity (deficit)                         $    392,068    $    388,687
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                       [LETTERHEAD OF SAUL CENTERS, INC.]
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
(Dollars in thousands, except per share amounts)       2003            2002
-------------------------------------------------------------------------------
Revenue
   Base rent                                       $     19,051    $     18,353
   Expense recoveries                                     3,805           3,105
   Percentage rent                                          449             549
   Other                                                    565           1,184
                                                   ------------    ------------
      Total revenue                                      23,870          23,191
                                                   ------------    ------------
Operating expenses
   Property operating expenses                            3,029           2,359
   Provision for credit losses                               36             155
   Real estate taxes                                      2,131           1,998
   Interest expense                                       6,494           6,259
   Amortization of deferred debt expense                    198             163
   Depreciation and amortization                          4,042           4,122
   General and administrative                             1,401           1,209
                                                   ------------    ------------
      Total operating expenses                           17,331          16,265
                                                   ------------    ------------
Operating income                                          6,539           6,926
Non-operating item
 Gain on sale of property                                    --           1,426
                                                   ------------    ------------
    Income before minority interests                      6,539           8,352
                                                   ------------    ------------
Minority interests
   Minority share of income                              (1,648)         (2,017)
   Distributions in excess of earnings                     (372)             --
                                                   ------------    ------------
      Total minority interests                           (2,020)         (2,017)
                                                   ------------    ------------
Net income                                         $      4,519    $      6,335
                                                   ============    ============
Per share amounts
   Net income (basic)                              $       0.29    $       0.43
                                                   ============    ============
   Net income (fully diluted)                      $       0.29    $       0.43
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                       [LETTERHEAD OF SAUL CENTERS, INC.]
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                               Additional
                                                    Common       Paid-in     Accumulated
(Dollars in thousands, except per share amounts)    Stock        Capital       Deficit         Total
-------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
   Balance, December 31, 2002                    $       152   $    79,131   $   (92,550)   $   (13,267)
      Issuance of 219,069 shares of
       common stock                                        2         4,695            --          4,697
      Net income                                          --            --         4,519          4,519
      Distributions payable ($.39 per share)              --            --        (6,023)        (6,023)
                                                 -----------   -----------   -----------    -----------
   Balance, March 31, 2003                       $       154   $    83,826   $   (94,054)   $   (10,074)
                                                 ===========   ===========   ===========    ===========

        The accompanying notes are an integral part of these statements.

                       [LETTERHEAD OF SAUL CENTERS, INC.]
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For the Three Months
                                                                Ended March 31,
(Dollars in thousands)                                       2003            2002
-------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                            $      4,519    $      6,335
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interests                                        2,020           2,017
      Gain on sale of property                                     --          (1,426)
      Depreciation and amortization                             4,240           4,285
      Provision for credit losses                                  36             155
      Decrease in accounts receivable                             361           1,165
      Decrease (increase) in prepaid expenses                    (232)           (657)
      (Increase) in other assets                               (1,851)         (1,196)
      Increase in accounts payable, accrued
       expenses and other liabilities                           1,477             407
      (Decrease) in deferred income                              (500)         (1,478)
                                                         ------------    ------------
         Net cash provided by operating activities             10,070           9,607
                                                         ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of property                               1,426              --
   Additions to real estate investments                        (3,475)         (6,435)
   Additions to construction in progress                       (2,693)           (878)
                                                         ------------    ------------
         Net cash used in investing activities                 (4,742)         (7,313)
                                                         ------------    ------------
Cash flows from financing activities:
   Proceeds from notes payable                                 50,677          10,500
   Repayments on notes payable                                (51,554)         (7,622)
   Additions to deferred debt expense                            (540)            (37)
   Proceeds from the issuance of common stock and
    convertible limited partnership units in
    the Operating Partnership                                   4,697           3,458
   Distributions to common stockholders and holders
    of convertible limited partnership units in
    the Operating Partnership                                  (7,955)         (7,753)
                                                         ------------    ------------
         Net cash used in financing activities                 (4,675)         (1,454)
                                                         ------------    ------------
Net increase in cash                                              653             840
Cash, beginning of period                                       1,309           1,805
                                                         ------------    ------------
Cash, end of period                                      $      1,962    $      2,645
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

     Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Seventeen of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of March 31, 2002, no single property accounted for more than 8.9% of the total gross leasable area. Only one retail tenant, Giant Food, at 5.6%, accounted for more than 1.9% of the Company's first quarter 2003 total revenues. No office tenant other than the United States Government, at 3.7%, accounted for more than 1.4% of first quarter 2003 total revenues.

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

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

an impairment loss measured by the amount the depreciated cost of the property exceeds its fair value. Fair value is calculated as the present value of expected future cash flows.

     Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the three month periods ended March 31, 2003 and 2002, was $244,000 and $34,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Accounts Receivable and Accrued Income

     Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $498,000 and $681,000, at March 31, 2003 and December 31, 2002,
respectively.

     In addition to rents due currently, accounts receivable include $6,598,000 and $6,262,000, at March 31, 2003 and December 31, 2002, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $649,000 and $693,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant's ability to perform under its lease obligations.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs are included in prepaid expenses and total $13,099,000 and $12,140,000, net of accumulated amortization of $5,898,000 and $5,259,000, as of March 31, 2003 and December 31, 2002, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees,

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Deferred Debt Costs

     Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $4,467,000 and $4,125,000, and are presented net of accumulated amortization of $2,825,000 and $2,693,000, at March 31, 2003 and December 31, 2002, respectively.

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

Per Share Data

     Per share data is calculated in accordance with SFAS No. 128, "Earnings Per Share." Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company's potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. The options are currently dilutive because the average share price of the Company's common stock exceeds the $20.00 exercise price. Five executive officers have been granted 180,000 stock options, of which 34,601 and 93,210 shares remained unexercised as of March 31, 2003 and December 31, 2002, respectively. The treasury share method was used to measure the effect of the dilution.

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Basic and Diluted Shares Outstanding
------------------------------------
(In thousands)                                      March 31
                                          ----------------------------
                                              2003            2002
                                          ------------    ------------
Weighted average common shares
 outstanding - Basic ...................        15,330          14,649
Effect of dilutive options .............             9              14
                                          ------------    ------------
Weighted average common shares
 outstanding - Diluted .................        15,339          14,663
                                          ============    ============
Average Share Price ....................  $      22.94    $      21.68

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

     The Saul Organization has a 25.2% limited partnership interest, represented by 5,179,000 convertible limited partnership units in the Operating Partnership, as of March 31, 2003. These convertible limited partnership units are convertible into shares of Saul Centers' common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible as of March 31, 2003 because the Saul Organization owned in excess of 24.9% of the Company's equity securities. The impact of The Saul Organization's 25.2% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended March 31, 2003 and 2002, were 20,516,000 and 19,835,000, respectively.

Deferred Compensation and Stock Plan for Directors

     Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the "Plan") for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of March 31, 2003, 170,000 shares were authorized and registered for use under the Plan, and 135,000 shares had been credited to the directors' deferred fee accounts.

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

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others." FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. Saul Centers has guaranteed portions of its Partnership debt obligations, all of which are presented on the consolidated financial statements as mortgage notes payable. Saul Centers has guaranteed $54,416,000 of the notes payable which are recourse loans made by the Operating Partnership as of March 31, 2003. The balance of the mortgage notes payable totaling $325,451,000 are non-recourse, however, as is customary when obtaining long term non-course financing, Saul Centers has agreed to assume certain obligations should they arise specific to individual mortgages. No additional liabilities were recognized as a result of the adoption of FIN 45, and the Company does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 outlines additional disclosure requirements and alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not made a voluntary change to the fair value based method and the adoption of SFAS No. 148 would not have a material impact upon the consolidated financial statements.

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

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3.  Construction In Progress

     Construction in progress includes the land acquisition costs, predevelopment costs, and development costs of active projects. Predevelopment costs associated with these active projects include closing costs, legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2003 and December 31, 2002 are as follows:

Construction in Progress
-------------------------------
(In thousands)
                                 March 31,   December 31,
                                   2003          2002
                                ----------   ------------
Broadlands Village ............ $    8,418   $      6,192
Other .........................      2,567          2,100
                                ----------   ------------
Total ......................... $   10,985   $      8,292
                                ==========   ============
4.  Notes Payable

     Notes payable totaled $379,868,000 at March 31, 2003, of which $335,188,000 (88.2%) was fixed rate debt and $44,680,000 (11.8%) was floating rate debt. At March 31, 2003, the Company had a $125,000,000 unsecured revolving credit facility with outstanding borrowings of $41,000,000, interest calculated using LIBOR plus 1.625%. Loan availability is determined by operating income from the Company's unencumbered properties, which, as of March 31, 2003 allowed the Company to borrow an additional $34,000,000 for general corporate use. An additional $50,000,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties' internal cash flow growth and operating income of future acquisitions. During 2002, the Company committed to replace its $42,000,000 construction loan used to finance the building of Washington Square at Old Town with a $42,500,000 permanent mortgage. The new permanent financing, closed in January 2003, matures in 15 years and requires monthly principal and interest payments based upon a 27.5 year amortization period and 6.01% interest rate. In March 2003, the Company executed a $15,000,000 loan to finance the construction of Broadlands Village shopping center. The loan matures in March 2005 and charges monthly interest at a rate of LIBOR plus 1.7%. At March 31, 2003, a balance of $3,680,000 was outstanding on the loan.

                               Saul Centers, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     Notes payable totaled $380,743,000 at December 31, 2002, of which $294,619,000 (77.4%), was fixed rate debt and $86,124,000 (22.6%) was floating rate debt. Outstanding borrowings on the $125,000,000 unsecured revolving credit facility were $46,750,000 at December 31, 2002, with additional borrowing availability of $30,250,000 for general corporate use and $48,000,000 available for funding working capital and operating property acquisitions supported by the unencumbered properties' internal cash flow growth and operating income of future acquisitions.

     At March 31, 2003, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule
----------------------
(In thousands)

April 1 through December 31, 2003........     $      6,154
2004.....................................           24,645
2005.....................................           53,348
2006.....................................            9,376
2007.....................................           10,144
2008.....................................           10,947
Thereafter...............................          265,254
                                              ------------
Total....................................     $    379,868
                                              ============

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

     The Consolidated Statement of Operations for the three months ended March 31, 2003 includes a charge for minority interests of $2,020,000, consisting of $1,694,000 related to The Saul Organization's share of net income for the quarter, and $326,000 related to distributions to minority interests in excess of allocated net income for the quarter. The charge for the three months ended March 31, 2002 of $2,017,000 consists entirely of The Saul Organization's share of net income for that quarter.

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

(Dollars in thousands)                Shopping      Office      Corporate     Consolida-
                                      Centers     Properties    and Other     ted Totals
                                     ----------   ----------    ----------    ----------
    Quarter ended March 31, 2003
Real estate rental operations:
   Revenues ........................ $   15,991   $    7,861    $       18    $   23,870
   Expenses ........................     (3,428)      (1,768)           --        (5,196)
                                     ----------   ----------    ----------    ----------
Income from real estate ............     12,563        6,093            18        18,674
   Interest expense & amortization
    of debt expense ................         --           --        (6,692)       (6,692)
   General and administrative ......         --           --        (1,401)       (1,401)
                                     ----------   ----------    ----------    ----------
Subtotal ...........................     12,563        6,093        (8,075)       10,581
   Depreciation and amortization ...     (2,333)      (1,709)           --        (4,042)
   Minority interests ..............         --           --        (2,020)       (2,020)
                                     ----------   ----------    ----------    ----------
Net income ......................... $   11,954   $    4,015    $   (9,634)   $    4,519
                                     ==========   ==========    ==========    ==========
Capital investment ................. $    3,284   $    2,884    $       --    $    6,168
                                     ==========   ==========    ==========    ==========
Total assets ....................... $  216,846   $  137,048    $   38,174    $  392,068
                                     ==========   ==========    ==========    ==========

    Quarter ended March 31, 2002
Real estate rental operations:
   Revenues ........................ $   15,518   $    7,659    $       14    $   23,191
   Expenses ........................     (2,530)      (1,982)           --        (4,512)
                                     ----------   ----------    ----------    ----------
Income from real estate ............     12,988        5,677            14        18,679
   Interest expense & amortization
    of debt expense ................         --           --        (6,422)       (6,422)
   General and administrative ......         --           --        (1,209)       (1,209)
                                     ----------   ----------    ----------    ----------
Subtotal ...........................     12,988        5,677        (7,617)       11,048
   Depreciation and amortization ...     (2,513)      (1,609)           --        (4,122)
   Gain on Sale of Property ........      1,426           --            --         1,426
   Minority interests ..............         --           --        (2,017)       (2,017)
                                     ----------   ----------    ----------    ----------
Net income ......................... $   11,954   $    4,015    $   (9,634)   $    6,335
                                     ==========   ==========    ==========    ==========
Capital investment ................. $    6,728   $      585    $       --    $    7,313
                                     ==========   ==========    ==========    ==========
Total assets ....................... $  197,894   $  123,728    $   30,645    $  352,267
                                     ==========   ==========    ==========    ==========

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

General

     The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2003 and for the three month period ended March 31, 2003.

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

Liquidity and Capital Resources

     Cash and cash equivalents were $2.0 million and $2.6 million at March 31, 2003 and 2002, respectively. The Company's cash flow is affected by its operating, investing and financing activities, as described below.

Operating Activities

     Cash provided by operating activities for the quarters ended March 31, 2003 and 2002 was $10.1 million and $9.6 million, respectively, and represents, in each year, cash received primarily from rental income, plus other income, less normal recurring property operating expenses, general and administrative expenses and interest payments on debt outstanding.

Investing Activities

     Cash used in investing activities for the quarters ended March 31, 2003 and 2002 was $4.7 million and $7.3 million, respectively, and primarily reflects improvements to existing real estate investments, construction in progress and proceeds from sales of properties, if any, during those quarters.

Financing Activities

     Cash used in financing activities for the quarters ended March 31, 2003 and 2002 was $4.7 million and $1.5 million, respectively. Cash used in financing activities for the quarter ended March 31, 2003 primarily reflects:

..    $50.7 million of proceeds received from notes payable during the quarter;
     and

..    $4.7 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs and the exercise of employee stock options;

which was partially offset by:

..    the repayment of borrowings on our notes payable totaling $51.6 million;
     and

..    distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the quarter totaling $8.0 million.

Cash used by financing activities for the quarter ended March 31, 2002 primarily reflects:

..    $10.5 million of proceeds received from notes payable incurred during the year; and

..    $3.5 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs.

which was partially offset by:

..    the repayment of borrowings on our notes payable totaling $7.6 million;

..    distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the quarter totaling $7.8 million.

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

     As of March 31, 2003, the scheduled maturities of all debt, including scheduled principal amortization, for years ended December 31, are as follows:

Debt Maturity Schedule
----------------------
(In thousands)

April 1 through December 31, 2003........     $      6,154
2004.....................................           24,645
2005.....................................           53,348
2006.....................................            9,376
2007.....................................           10,144
2008.....................................           10,947
Thereafter...............................          265,254
                                              ------------
Total....................................     $    379,868
                                              ============

     Management believes that the Company's capital resources, including approximately $34,000,000 for general corporate use and $50,000,000 for qualified future acquisitions provided by the Company's revolving line of credit, which was available for borrowing as of March 31, 2003, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestment and Stock Purchase Plan

     In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 156,413 and 165,390 shares under the Plan at discounted prices of $21.49 per share and $20.39 per share, during the quarters ended March 31, 2003 and 2002, respectively.

     Additionally, the Operating Partnership issued 3,412 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $21.49 per unit during the quarter ended March 31, 2003.

Capital Strategy and Financing Activity

     The Company's capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company's leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value.

     Management believes that the Company's current capital resources, which include the Company's credit line of which $34,000,000 was available for general corporate use and $50,000,000 for qualified future acquisitions as of March 31, 2003, will be sufficient to meet its liquidity needs for the foreseeable future. At March 31, 2003, the Company had fixed interest rates on approximately 88.2% of its total debt outstanding. The fixed rate debt had a weighted average remaining term of approximately 10 years.

Funds From Operations

     For the first quarter of 2003, the Company reported Funds From Operations ("FFO") of $10,581,000. This represents a 4.2% decrease over the comparable 2002 period's FFO of $11,048,000. FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is presented by the Company on a fully converted basis, and is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with GAAP), plus real estate depreciation and amortization , minority interests and extraordinary items, and excluding gains from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of real estate diminishes predictably over time and because industry analysts have accepted it as a performance measure. The Company's presentation of FFO using the NAREIT definition, may not be comparable to similarly titled measures employed by other REITs. The following table represents a reconciliation from net income to FFO:

Funds From Operations Schedule
------------------------------
(Amounts in thousands)
                                                    For the Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Net income ......................................  $      4,519    $      6,335
   Subtract:
      Gain on Sale of Property ..................            --          -1,426
   Add:
      Minority interests ........................         2,020           2,017
      Depreciation and amortization of
       real property ............................         4,042           4,122
                                                   ------------    ------------
Funds From Operations ...........................  $     10,581    $     11,048
                                                   ============    ============
Average Shares and Units Used to Compute
 FFO per Share .. ...............................        20,516          19,835
                                                   ============    ============

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

     In April 2002, the Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor. The site is located adjacent to the Claiborne Parkway exit (Exit 5) of the Dulles Greenway, in Loudoun County, Virginia. The Dulles Greenway is the "gateway to Loudoun County," a 14-mile extension of the Dulles Toll Road, connecting Washington Dulles International Airport with historic Leesburg, Virginia. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. The land is zoned to accommodate approximately 225,000 square feet of neighborhood and community retail development. The Company has commenced the initial phase of construction totaling 112,000 square feet of retail space. Additionally, the Company has recently executed a grocery anchor lease with Safeway for a 58,000 square foot supermarket, and the first phase is 68% pre-leased.

     In June 2002, the Company purchased Clarendon Center, located in Arlington, Virginia. Clarendon Center is a 1.25 acre site with an existing and primarily vacant 70,000 square foot office building with surface parking for 104 cars. It is located directly across the street from the Company's Clarendon and Clarendon Station properties. The Company has contracted architects and land use professionals to commence the planning phase of the site's redevelopment.

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

     During 2002, the Company continued the development of Washington Square at Old Town, a new Class A mixed-use office/retail complex along North Washington Street in historic Old Town Alexandria in Northern Virginia. The project totals 235,000 square feet of leasable area and is well located on a two-acre site along Alexandria's main street. The project consists of two identical buildings separated by a landscaped brick courtyard. Base building construction was completed in 2001 while the lease-up and build-out of the remaining office tenant areas occurred throughout 2002. As of March 31, 2003, 90% of the 235,000 square feet of tenant space was leased: the 46,000 square feet of street level retail space was 100% leased and the 189,000 square feet of office space was 85% leased.

     During 2002, the Company completed construction of the final phase of its Ashburn Village shopping center. In 1994, Saul Centers purchased the original
12.7 acre parcel of vacant land located within the 1,580 acre community of Ashburn Village in Loudoun County, Virginia. The Company subsequently acquired an adjacent 6.6 acres in 1999 and 7.1 acres in 2000. The Company has successfully developed the site into an attractive 211,000 square foot neighborhood shopping center anchored by a 67,000 square foot Giant Food store. The first phase of the development comprised of 108,000 square feet commenced operations in the fall of 1994. Ashburn Village phase II was a 49,000 square foot in-line and pad expansion which commenced operations during the third quarter of 2000. During the summer of 2001, the Company completed the development of Ashburn Village III, consisting of an additional 29,000 square feet of in-line and pad retail space. Ashburn Village phases I, II and III are 100% leased. The Company commenced construction on Ashburn Village IV, during the fourth quarter of 2001. This final phase consisting of 25,000 square feet of retail space was completed during the summer of 2002 and is 92% leased.

Portfolio Leasing Status

     At March 31, 2003, the operating portfolio consisted of 29 Shopping Centers and 5 predominantly Office Properties, all of which are located in 7 states and the District of Columbia.

     At March 31, 2003, 93.0% of the Company's 6,300,000 square feet of space was leased to tenants, as compared to 94.2% at March 31, 2002. The shopping center portfolio was 94.0% leased at March 31, 2003 compared to 94.6% at March 31, 2002. The Office Properties were 88.9% leased at March 31, 2003 compared to 92.5% as of March 31, 2002. The decline in the 2003 quarter's leasing percentages compared to the prior year's quarter resulted primarily from the expiration of leases at Lexington Mall where the Company is positioning the property for redevelopment and the first quarter of 2003 expiration of a major tenant at 601 Pennsylvania Avenue.

Results of Operations

     The following discussion compares the results of the Company for the three-month periods ended March 31, 2003 and 2002, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues for the three-month period ended March 31, 2003 (the "2003 Quarter"), totaled $23,870,000 compared to $23,191,000 for the comparable quarter in 2002 (the "2002 Quarter"), an increase of $679,000 (2.9%).

     Base rent income was $19,051,000 for the 2003 Quarter, compared to $18,353,000 for the 2002 Quarter, representing an increase of $698,000 (3.8%). Approximately $425,000 of the increase in base rent resulted from leases in effect at recently acquired and developed properties: Ashburn Village IV and Kentland Square. The continued lease-up of space at Washington Square also provided approximately $480,000 of increased base rent. The base rent increases were partially offset by a $200,000 decrease in base rent at 601 Pennsylvania Avenue resulting from the expiration of a major tenant's lease during the 2003 Quarter.

     Expense recoveries were $3,805,000 for the 2003 Quarter compared to $3,105,000 for the comparable 2002 Quarter, representing an increase of $700,000 (22.5%). Approximately 60% of the increase in expense recovery income resulted from billings to tenants for their share of increased snow removal expenses during the 2003 Quarter, while the balance of the increase in expense recoveries resulted from the commencement of operations at the newly developed and redeveloped properties.

     Percentage rent was $449,000 in the 2003 Quarter, compared to $549,000 in the 2002 Quarter, a decrease of $100,000 (18.2%). Two properties were primarily responsible for the decrease in percentage rent. Approximately 30% of the percentage rent decrease occurred at

Lexington Mall where the Company is positioning the mall for redevelopment. Another 30% of the decrease occurred at Thruway where a drug store renewed its lease at a higher minimum rent in lieu of percentage rent.

     Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $565,000 in the 2003 Quarter, compared to $1,184,000 in the 2002 Quarter, representing a decrease of $619,000 (52.3%). The decrease in other income primarily resulted from a $610,000 decrease in lease termination payments compared to the prior year, approximately half of which was recognized at Washington Square and the other half at Lexington Mall.

     Operating expenses, consisting primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses, increased $670,000 (28.4%) to $3,029,000 in the 2003 Quarter from $2,359,000 in the 2002
Quarter. Unseasonably severe winter weather primarily in the Mid-Atlantic region resulted in snow removal expense in excess of $700,000 in the 2003 Quarter compared to $50,000 during the 2002 Quarter. The Company also paid increased property insurance premiums during the 2003 Quarter.

     The provision for credit losses decreased $119,000 (76.8%) to $36,000 in the 2003 Quarter from $155,000 in the 2002 Quarter. The credit loss decrease resulted primarily due to the absence of any significant tenant bankruptcy or collection difficulties in the 2003 Quarter as compared to the 2002 Quarter when the Company established reserves for two office tenants in bankruptcy.

     Real estate taxes increased $133,000 (6.7%) to $2,131,000 in the 2003 Quarter from $1,998,000 in the 2002 Quarter. Approximately 50% of the increase in real estate tax expense in the 2003 Quarter resulted from real estate taxes paid at 601 Pennsylvania Avenue, while thirty-five percent of the increase resulted from taxes paid at the recently acquired Kentlands Square.

     Interest expense increased $235,000 (3.8%) to $6,494,000 for the 2003 Quarter from $6,259,000 reported for the 2002 Quarter. The increase resulted from the placement of a new $42.5 million, fifteen year, 6.01% fixed rate mortgage replacing Washington Square's variable rate construction loan.

     Amortization of deferred debt expense increased $35,000 (21.5%) to $198,000 for the 2003 Quarter compared to $163,000 for the 2002 Quarter. The increase resulted from the amortization of additional loan costs associated with refinancing the Company's unsecured line of credit during the third quarter of 2002.

     Depreciation and amortization expense decreased $80,000 (1.9%) from $4,122,000 in the 2002 Quarter to $4,042,000 in the 2003 Quarter.

     General and administrative expense, which consists of payroll, administrative and other overhead expenses, was $1,401,000 for the 2003 Quarter, an increase of $192,000 (15.9%) over the 2002 Quarter. The increase in 2003 expenses compared to 2002 resulted in part from increased office rent (25%), increased corporate insurance premiums (20%), payroll (20%) and the write-off of abandoned acquisition costs (20%).

     The Company recognized a gain on the sale of real estate of $1,426,000 in the 2002 Quarter. There were no gains reported in the 2003 Quarter. In 1999, the District of Columbia condemned and purchased the Company's Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. The Company disputed the original purchase price awarded by the District. The gain represents additional net proceeds the Company received upon settlement of the dispute.

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

     The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company's development and acquisition activities and for general corporate purposes. As of March 31, 2003, the Company had variable rate indebtedness totaling $44,679,000. Interest rate fluctuations will affect the Company's annual interest expense on its variable rate debt. If the interest rate on the Company's variable rate debt instruments outstanding at March 31, 2003 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $447,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company's fixed rate debt instruments. As of March 31, 2003, the Company had fixed rate indebtedness totaling $335,188,000. If interest rates on the Company's fixed rate debt instruments at March 31, 2003 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $19,664,000.

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

         (p) Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the December 31, 2002 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

    99.  (a)  Schedule of Portfolio Properties

         (b) Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officers.

         Reports on Form 8-K
         -------------------

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SAUL CENTERS, INC.
                                         (Registrant)


Date:   May 14, 2003                     By:   /s/ B. Francis Saul III
                                            ------------------------------
                                                B. Francis Saul III,
                                                      President


Date:   May 14, 2003                     By:   /s/ Scott V. Schneider
                                            ------------------------------
                                                 Scott V. Schneider
                                               Senior Vice President,
                                               Chief Financial Officer

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

Date: May 14, 2003


      /s/  B. Francis Saul II
-------------------------------------
        B. Francis Saul II
Chairman and Chief Executive Officer

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

Date: May 14, 2003


      /s/ Scott V. Schneider
-------------------------------------
        Scott V. Schneider
      Senior Vice President,
     Chief Financial Officer,
     Secretary and Treasurer