Form 10-Q
period 2003-06-30
SAUL CENTERS INC
filed 2003-08-14
CIK 907254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2003

COMMISSION FILE NUMBER 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Bethesda, Maryland	20814
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (301) 986-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share outstanding as of August 7, 2003: 15,727,000

SAUL CENTERS, INC.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2003	December 31, 2002
Assets
Real estate investments
Land	$90,469	$90,469
Buildings and equipment	410,143	405,153
Construction in progress	15,717	8,292

	516,329	503,914
Accumulated depreciation	(157,317)	(150,286)

	359,012	353,628
Cash and cash equivalents	645	1,309
Accounts receivable and accrued income, net	10,122	12,505
Prepaid expenses	16,501	15,712
Deferred debt costs, net	4,275	4,125
Other assets	4,362	1,408

Total assets	$394,917	$388,687

Liabilities
Notes payable	$380,003	$380,743
Accounts payable, accrued expenses and other liabilities	19,328	16,727
Deferred income	3,692	4,484

Total liabilities	403,023	401,954

Minority interests	—	—

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 30,000,000 shares authorized, 15,593,275 and 15,196,582 shares issued and outstanding, respectively	156	152
Additional paid-in capital	87,877	79,131
Accumulated deficit	(96,139)	(92,550)

Total stockholders’ equity (deficit)	(8,106)	(13,267)

Total liabilities and stockholders’ equity (deficit)	$394,917	$388,687

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Revenue
Base rent	$18,931	$18,995	$37,982	$37,348
Expense recoveries	3,365	3,005	7,170	6,110
Percentage rent	215	225	664	774
Other	715	568	1,280	1,752

Total revenue	23,226	22,793	47,096	45,984

Operating expenses
Property operating expenses	2,579	2,365	5,608	4,724
Provision for credit losses	56	116	92	271
Real estate taxes	2,130	1,972	4,261	3,970
Interest expense	6,466	6,163	12,960	12,422
Amortization of deferred debt expense	199	161	397	324
Depreciation and amortization	4,285	4,182	8,327	8,304
General and administrative	1,495	1,335	2,896	2,544

Total operating expenses	17,210	16,294	34,541	32,559

Operating income	6,016	6,499	12,555	13,425
Non-operating item:
Gain on sale of property	—	—	—	1,426

Net income before minority interests	6,016	6,499	12,555	14,851

Minority interests
Minority share of income	(1,503)	(1,844)	(3,151)	(3,861)
Distributions in excess of earnings	(517)	(173)	(889)	(173)

Total minority interests	(2,020)	(2,017)	(4,040)	(4,034)

Net income	$3,996	$4,482	$8,515	$10,817

Per share (basic and fully diluted)
Net income	$0.26	$0.30	$0.55	$0.73

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity (deficit):

Balance, December 31, 2002	152	79,131	(92,550)	(13,267)

Issuance of 220,078 shares of common stock	2	4,695	—	4,697
Net income	—	—	4,519	4,519
Distributions payable ($.39 per share)	—	—	(6,023)	(6,023)

Balance, March 31, 2003	154	83,826	(94,054)	(10,074)

Issuance of 178,313 shares of common stock	2	4,051	—	4,053
Net income	—	—	3,996	3,996
Distributions payable ($.39 per share)	—	—	(6,081)	(6,081)

Balance, June 30, 2003	$156	$87,877	$(96,139)	$(8,106)

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2003	2002
Cash flows from operating activities:
Net income	$8,515	$10,817
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,040	4,034
Gain on sale of property	—	(1,426)
Depreciation and amortization	8,724	8,628
Provision for credit losses	92	271
Decrease in accounts receivable	2,291	844
Increase in prepaid expenses	(2,085)	(1,153)
Increase in other assets	(2,954)	(1,774)
Increase in accounts payable, accrued expenses and other liabilities	2,444	1,776
Decrease in deferred income	(792)	(1,522)
Other	—	(72)

Net cash provided by operating activities	20,275	20,423

Cash flows from investing activities:
Acquisitions of real estate investments	—	(16,830)
Additions to real estate investments	(4,990)	(3,380)
Additions to construction in progress	(7,425)	(2,979)

Net cash used in investing activities	(12,415)	(23,189)

Cash flows from financing activities:
Proceeds from notes payable	60,313	24,900
Repayments on notes payable	(61,053)	(13,703)
Additions to deferred debt expense	(547)	(37)
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	8,750	6,337
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(15,987)	(15,554)

Net cash used in/provided by financing activities	(8,524)	1,943

Net increase in cash and cash equivalents	(664)	(823)
Cash and cash equivalents, beginning of period	1,309	1,805

Cash and cash equivalents, end of period	$645	$982

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization, Formation and Structure

Organization

Saul Centers, Inc. (“Saul Centers”) was incorporated under the Maryland General Corporation Law on June 10, 1993. Saul Centers operates as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Saul Centers generally will not be subject to federal income tax, provided it annually distributes at least 90% of its REIT taxable income to its stockholders and meets certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the “Company”. B. Francis Saul II serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities (collectively, “The Saul Organization”). On August 26, 1993, The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Broadlands Village, a grocery anchored shopping center in Loudoun County. The Company recently completed development of Ashburn Village IV, an in-line retail and retail pad expansion to the Ashburn Village shopping center. In July 2003 the Company purchased Old Forte Village, a grocery anchored neighborhood shopping center located in Fort Washington, Maryland. In June 2002 the Company purchased Clarendon Center for future redevelopment. In September 2002, the Company purchased 109,642 square feet of retail space known as Kentlands Square. In November 2002 the Company purchased a 19 acre parcel of land in the Lansdowne community in Loudoun County, Virginia. The Company plans to develop the Lansdowne parcel into a grocery anchored neighborhood and community shopping center. As of June 30, 2003, the Company’s properties (the “Current Portfolio Properties”) consisted of 29 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and three development and/or redevelopment properties.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington DC/Baltimore metropolitan area. The Company’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate.

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Seventeen of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of June 30, 2003, no single property accounted for more than 8.9% of the total gross leasable area. Only one retail tenant, Giant Food, at 5.9%, accounted for more than 1.9% of the Company’s total revenues for the six months ended June 30, 2003. No office tenant other than the United States Government, at 3.3%, accounted for more than 1.5% of the Company’s total revenues for the six months ended June 30, 2003.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate Investment Properties

These financial statements are prepared in conformity with accounting principles generally accepted in the United States, and accordingly, do not report the current value of the Company’s real estate assets. Real estate investment properties are stated at the lower of depreciated cost or fair value less cost to sell. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Real estate investment properties are reviewed for potential impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of an individual property’s undiscounted expected future cash flows is less than its carrying amount, the Company’s policy is to recognize an impairment loss measured by the amount the depreciated cost of the property exceeds its fair value. Fair value is calculated as the present value of expected future cash flows.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the six month periods ended June 30, 2003 and 2002, was $540,000 and $200,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $655,000 and $681,000, at June 30, 2003 and December 31, 2002, respectively.

In addition to rents due currently, accounts receivable include $7,070,000 and $6,262,000, at June 30, 2003 and December 31, 2002, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $548,000 and $693,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs are included in prepaid expenses and total $14,377,000 and $12,140,000, net of accumulated amortization of $6,149,000 and $5,259,000, as of June 30, 2003 and December 31, 2002, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Deferred Debt Costs

Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $4,275,000 and $4,125,000, and are presented net of accumulated amortization of $3,023,000 and $2,693,000, at June 30, 2003 and December 31, 2002, respectively.

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint.

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

Employee Stock Option Plan

The Company established a stock option plan for the purpose of attracting and retaining executive officers and other key personnel. The plan provides for grants of options to purchase a specified number of shares of common stock. A total of 400,000 shares were made available under the plan. The plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

During 1993 and 1994, the Compensation Committee granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vested 25% per year over

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

four years, had an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. No compensation expense was recognized as a result of these grants. During the six months ended June 30, 2003, 90,710 option shares were exercised. The remaining 2,500 unexercised option shares are fully vested and expire September 23, 2003.

On May 23, 2003, the Compensation Committee granted options to purchase a total of 220,000 shares (80,000 shares from incentive stock options and 140,000 shares from nonqualified stock options) to six Company officers (the “2003 Options”). The 2003 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The exercise price of $24.91 was the market trading price of the Company’s common stock at the time of the award.

Effective January 2003, the Company adopted the fair value method to value employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of the 2003 Options. The fair value of the 2003 Options was determined using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: expected volatility was determined using the ten year trading history of the Company’s common stock (month-end closing prices), an average expected term outstanding of seven years, expected dividend yield throughout the option term of 7% and risk-free interest rate of 4% based upon the 10 year US Treasury rate. Using the Black-Scholes model, the Company has determined the total fair value of the 2003 Options to be $332,000 and will recognize compensation expense monthly during the four years the options vest. Compensation expense attributed to the 2003 Options during the six months ended June 30, 2003 was $9,000. The 2003 Options are due to expire May 22, 2013 and as of June 30, 2003, none of the 2003 Options are vested.

Deferred Compensation and Stock Plan for Directors

Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the “Plan”) for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of June 30, 2003, 170,000 shares were authorized and registered for use under the Plan, and 140,000 shares had been credited to the directors’ deferred fee accounts.

Beginning in 1999, pursuant to the Plan, 100 shares of the Company’s common stock are awarded annually as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are issued on the date of the Annual Meeting, their issuance may not be deferred and transfer of the shares is restricted for a period of twelve months following the date of issue.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Per Share Data

Per share data is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. The options are currently dilutive because the average share price of the Company’s common stock exceeds the exercise prices. The Company granted 180,000 stock options to five executive officers in 1993 and 1994, of which 2,500 and 93,210 shares remained unexercised as of June 30, 2003 and December 31, 2002, respectively. The Company granted 220,000 stock options to six executive officers in May 2003, of which all 220,000 shares remained unexercised as of June 30, 2003. The treasury share method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding June 30,

(In thousands)	Quarter ended		Six months ended
	2003	2002	2003	2002
Weighted average common shares outstanding—Basic	15,534	14,789	15,432	14,719

Effect of dilutive options	12	26	10	20

Weighted average common shares outstanding—Diluted	15,546	14,815	15,442	14,739

Average Share Price	$24.98	$23.27	$23.97	$22.50

Minority Interests—Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 24.9% limited partnership interest, represented by 5,182,000 convertible limited partnership units in the Operating Partnership, as of June 30, 2003. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible as of June 30, 2003 because the Saul Organization owned in excess of 24.9% of the Company’s equity securities. The impact of The Saul Organization’s 24.9% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended June 30, 2003 and 2002, were 20,727,000 and 19,987,000, respectively. Fully converted partnership units and diluted weighted average shares outstanding for the six month periods ended June 30, 2003 and 2002, were 20,622,000 and 19,912,000, respectively.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. Saul Centers has guaranteed portions of its Partnership debt obligations, all of which are presented on the consolidated financial statements as mortgage notes payable. Saul Centers has guaranteed $56,489,000 of the notes payable which are recourse loans made by the Operating Partnership as of June 30, 2003. The balance of the mortgage notes payable totaling $323,514,000 are non-recourse, however, as is customary when obtaining long term non-recourse financing, Saul Centers has agreed to assume certain obligations should they arise specific to individual mortgages. No additional liabilities were recognized as a result of the adoption of FIN 45, and the Company does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which changes the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities, as defined in FIN 46. The Company does not have any unconsolidated entities or variable interest entities and therefore the adoption of FIN 46 will not have an impact upon the consolidated financial statements.

3. Construction In Progress

Construction in progress includes the land acquisition costs, predevelopment costs, and development costs of active projects. Predevelopment costs associated with these active projects include closing costs, legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2003 and December 31, 2002 are as follows:

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Construction in Progress

(In thousands)

	June 30, 2003	December 31, 2002
Broadlands Village	$12,487	$6,192
Other	3,230	2,100

Total	$15,717	$8,292

4. Notes Payable

Notes payable totaled $380,003,000 at June 30, 2003, of which $333,188,000 (87.7%) was fixed rate debt and $46,815,000 (12.3%) was floating rate debt. At June 30, 2003, the Company had a $125,000,000 unsecured revolving credit facility with outstanding borrowings of $39,000,000. The facility matures in August 2005 and requires monthly interest payments at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. As of June 30, 2003, borrowings under the facility accrued interest at LIBOR plus 1.625%. Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of June 30, 2003 would have allowed the Company to borrow an additional $36,000,000 for general corporate use. An additional $50,000,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions. During 2002, the Company committed to replace its $42,000,000 construction loan used to finance the building of Washington Square at Old Town with a $42,500,000 permanent mortgage. The new permanent financing, closed in January 2003, matures in 15 years and requires monthly principal and interest payments based upon a 27.5 year amortization period and a 6.01% fixed interest rate. In March 2003, the Company executed a $15,000,000 loan to finance the construction of Broadlands Village shopping center. The loan matures in March 2005 and requires monthly interest payments at a rate of LIBOR plus 1.7%. At June 30, 2003, a balance of $7,815,000 was outstanding on the loan.

Notes payable totaled $380,743,000 at December 31, 2002, of which $294,619,000 (77.4%), was fixed rate debt and $86,124,000 (22.6%) was floating rate debt. Outstanding borrowings on the $125,000,000 unsecured revolving credit facility were $46,750,000 at December 31, 2002, with additional borrowing availability of $30,250,000 for general corporate use and $48,000,000 available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2003, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(In thousands)

July 1 through December 31, 2003	$4,155
2004	24,645
2005	55,482
2006	9,376
2007	10,144
2008	10,947
Thereafter	265,254

Total	$380,003

5. Stockholders’ Equity (Deficit) and Minority Interests

The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, do not report the current value of the Company’s real estate assets. The Stockholders’ Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect any increase in the value resulting from the difference between the current value and the net book value of the Company’s assets. Therefore, Stockholders’ Equity (Deficit) reported on the Consolidated Balance Sheets does not reflect the market value of stockholders’ investment in the Company.

The Consolidated Statement of Operations for the three months ended June 30, 2003 includes a charge for minority interests of $2,020,000, consisting of $1,503,000 related to The Saul Organization’s share of net income for the quarter, and $517,000 related to distributions to minority interests in excess of allocated net income for the quarter. The minority interests charge for the three months ended June 30, 2002 of $2,017,000 consists of $1,844,000 related to The Saul Organization’s share of net income for the quarter, and $173,000 related to distributions to minority interests in excess of allocated net income for the quarter. The Consolidated Statement of Operations for the six months ended June 30, 2003 includes a charge for minority interests of $4,040,000, consisting of $3,151,000 related to The Saul Organization’s share of net income for the period, and $889,000 related to distributions to minority interests in excess of allocated net income for the period. The minority interests charge for the six months ended June 30, 2002 of $4,034,000 consists of $3,861,000 related to The Saul Organization’s share of net income for the period, and $173,000 related to distributions to minority interests in excess of allocated net income for the period.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended June 30, 2003
Real estate rental operations:
Revenues	$15,677	$7,534	$15	$23,226
Expenses	(2,928)	(1,837)	—	(4,765)

Income from real estate	12,749	5,697	15	18,461
Interest expense & amortization of debt expense	—	—	(6,665)	(6,665)
General and administrative	—	—	(1,495)	(1,495)

Subtotal	12,749	5,697	(8,145)	10,301
Depreciation and amortization	(2,544)	(1,741)	—	(4,285)
Minority interests	—	—	(2,020)	(2,020)

Net income	$10,205	$3,956	$(10,165)	$3,996

Capital investment	$4,991	$1,256	$—	$6,247

Total assets	$219,288	$136,495	$39,134	$394,917

Quarter ended June 30, 2002
Real estate rental operations:
Revenues	$14,626	$8,146	$21	$22,793
Expenses	(2,708)	(1,745)	—	(4,453)

Income from real estate	11,918	6,401	21	18,340
Interest expense & amortization of debt expense	—	—	(6,324)	(6,324)
General and administrative	—	—	(1,335)	(1,335)

Subtotal	11,918	6,401	(7,638)	10,681
Depreciation and amortization	(2,486)	(1,696)	—	(4,182)
Minority interests	—	—	(2,017)	(2,017)

Net income	$9,432	$4,705	$(9,655)	$4,482

Capital investment	$3,318	$12,553	$5	$15,876

Total assets	$199,066	$134,817	$29,605	$363,488

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2003
Real estate rental operations:
Revenues	$31,668	$15,395	$33	$47,096
Expenses	(6,356)	(3,605)	—	(9,961)

Income from real estate	25,312	11,790	33	37,135
Interest expense & amortization of debt expense	—	—	(13,357)	(13,357)
General and administrative	—	—	(2,896)	(2,896)

Subtotal	25,312	11,790	(16,220)	20,882
Depreciation and amortization	(4,877)	(3,450)	—	(8,327)
Minority interests	—	—	(4,040)	(4,040)

Net income	$20,435	$8,340	$(20,260)	$8,515

Capital investment	$8,275	$4,140	$—	$12,415

Total assets	$219,288	$136,495	$39,134	$394,917

Six months ended June 30, 2002
Real estate rental operations:
Revenues	$30,144	$15,805	$35	$45,984
Expenses	(5,238)	(3,727)	—	(8,965)

Income from real estate	24,906	12,078	35	37,019
Interest expense & amortization of debt expense	—	—	(12,746)	(12,746)
General and administrative	—	—	(2,544)	(2,544)

Subtotal	24,906	12,078	(15,255)	21,729
Depreciation and amortization	(4,999)	(3,305)	—	(8,304)
Gain on Sale of Property	1,426	—	—	1,426
Minority interests	—	—	(4,034)	(4,034)

Net income	$21,333	$8,773	$(19,289)	$10,817

Capital investment	$10,046	$13,138	$5	$23,189

Total assets	$199,066	$134,817	$29,605	$363,488

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Item 1 of this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as “believe”, “expect” and “may”.

Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those given in the forward-looking statements as a result of changes in factors which include among others, the following: general economic and business conditions, which will, among other things, affect demand for retail and office space; demand for retail goods; availability and credit worthiness of the prospective tenants; lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology, risks of real estate development and acquisition, governmental actions and initiatives, debt refinancing risk, conflicts of interests, maintenance of REIT status and environmental/safety requirements.

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2003 and for the three and six month periods ended June 30, 2003.

Critical Accounting Policies

The Company’s accounting policies are in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Company’s financial statements and the reported amounts of revenue and expenses during the reporting periods. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. Below is a discussion of accounting policies which the Company considers critical in that they may require judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which the Company considers significant, including further discussion of the critical accounting policies described below, can be found in the accompanying notes in “Item 1. Financial Statements” of this report.

Valuation of Real Estate Investments

Real estate investment properties are stated at historic cost basis less depreciation. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with accounting principles generally accepted in the United States, they do not report the current value of the Company’s real estate assets.

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

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. Capitalized leasing costs consists of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint.

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

Liquidity and Capital Resources

Cash and cash equivalents were $0.6 million and $1.0 million at June 30, 2003 and 2002, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

Operating Activities

Cash provided by operating activities for the six month periods ended June 30, 2003 and 2002 was $20.3 million and $20.4 million, respectively, and represents, in each year, cash received primarily from rental income, plus other income, less normal recurring property operating expenses, general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in/provided by investing activities for the six month periods ended June 30, 2003 and 2002 was $12.4 million and $23.2 million, respectively, and primarily reflects acquisitions of real estate investments, improvements to existing real estate investments, construction in progress and proceeds from sales of properties, if any, during those periods.

Financing Activities

Cash used in financing activities for the six month period ended June 30, 2003 was $8.5 million and cash provided by financing activities for the six month period ended June 30, 2002 was $1.9 million. Cash used in financing activities for the six month period ended June 30, 2003 primarily reflects:

•	$60.3 million of proceeds received from notes payable during the period; and

•	$8.8 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs ($7.0 million) and the exercise of employee stock options ($1.8 million);

which was partially offset by:

•	the repayment of borrowings on our notes payable totaling $61.1 million; and

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the six month period totaling $16.0 million.

Cash provided by financing activities for the six month period ended June 30, 2002 primarily reflects:

•	$24.9 million of proceeds received from notes payable; and

•	$6.3 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs.

which was partially offset by:

•	the repayment of borrowings on our notes payable totaling $13.7 million;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the six month period totaling $15.6 million.

The Company’s principal demands for liquidity are expected to be distributions to its stockholders, debt service and loan repayments, expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% of its “real estate investment trust taxable income,” as defined in the Code. The Company anticipates that operating revenues will provide the funds necessary for operations, debt service, distributions, and required recurring capital expenditures. Balloon principal repayments are expected to be funded by refinancings.

Management anticipates that during the coming year the Company may: i) redevelop certain of the Shopping Centers, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit facility, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan, private offering of additional limited partnership interests in the Operating Partnership, private or public offerings of preferred equity securities or debt securities, or other external capital resources available to the Company.

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

As of June 30, 2003, the scheduled maturities of all debt, including scheduled principal amortization, for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)

July 1 through December 31, 2003	$4,155
2004	24,645
2005	55,482
2006	9,376
2007	10,144
2008	10,947
Thereafter	265,254

Total	$380,003

Management believes that the Company’s capital resources, including approximately $36,000,000 for general corporate use and $50,000,000 for qualified future acquisitions provided by the Company’s revolving line of credit, which was available for borrowing as of June 30, 2003, will be sufficient to meet its liquidity needs for the foreseeable future.

Shelf Registration Statement

On July 16, 2003, the Company filed a shelf registration statement (the “Shelf Registration Statement”), with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. The Company believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. The Shelf Registration Statement has not yet been declared effective by the SEC and thus, the Company has not issued any securities pursuant to the Shelf Registration Statement.

Dividend Reinvestment and Stock Purchase Plan

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The

Company issued 295,989 and 285,162 shares under the Plan at weighted average discounted prices of $22.64 per share and $21.46 per share, during the six month periods ended June 30, 2003 and 2002, respectively.

Additionally, the Operating Partnership issued 6,674 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $22.64 per unit during the six month period ended June 30, 2003.

Capital Strategy and Financing Activity

The Company’s capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value.

Management believes that the Company’s current capital resources, which include the Company’s credit line of which $36,000,000 was available for general corporate use and $50,000,000 for qualified future acquisitions as of June 30, 2003, will be sufficient to meet its liquidity needs for the foreseeable future. At June 30, 2003, the Company had fixed interest rates on approximately 87.7% of its total debt outstanding. The fixed rate debt had a weighted average remaining term of approximately 9.4 years.

The Company has entered into a commitment letter for a new $8,000,000 fixed-rate loan, maturing December 2011 and secured by its Ashburn Village shopping center. The new financing is scheduled to close during the third quarter of 2003. Net proceeds from the financing will be used to paydown the Company’s credit facility. The new loan will require monthly payments calculated using an annual interest rate of 5.51% and principal amortization rate of 25 years.

Funds From Operations

For the first quarter of 2003, the Company reported Funds From Operations (“FFO”) of $10,301,000. This represents a 3.6% decrease over the comparable 2002 period’s FFO of $10,681,000. For the six months ended June 30, 2003, the Company reported FFO of $20,882,000. This represents a 3.9% decrease over the comparable 2002 period’s FFO of $21,729,000. FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is presented by the Company on a fully converted basis, and is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with GAAP), plus real estate depreciation and amortization, minority interests and extraordinary items, and excluding gains from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. FFO should not be considered as an alternative to net income, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of real estate diminishes predictably over time and because industry analysts have accepted it as a performance measure. The Company’s presentation of FFO using the NAREIT definition, may not be comparable to similarly titled measures employed by other REITs. The following table represents a reconciliation from net income to FFO:

Funds From Operations Schedule

(Amounts in thousands)

	For the Three Months Ended June 30,
	2003	2002
Net income	$3,996	$4,482
Add:
Minority interests	2,020	2,017
Depreciation and amortization of real property	4,285	4,182

Funds From Operations	$10,301	$10,681

Average Shares and Units Used to Compute FFO per Share	20,727	19,987

	For the Six Months Ended June 30,
	2003	2002
Net income	$8,515	$10,817
Subtract:
Gain on Sale of Property	—	-1,426
Add:
Minority interests	4,040	4,034
Depreciation and amortization of real property	8,327	8,304

Funds From Operations	$20,882	$21,729

Average Shares and Units Used to Compute FFO per Share	20,622	19,912

Acquisitions, Redevelopments and Renovations

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company acquired Kentlands Square in September 2002 and three land parcels (described below) during 2002. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Washington Square and Ashburn Village.

Broadlands Village

In March 2002, the Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor. The site is located adjacent to the Claiborne Parkway exit (Exit 5) of the Dulles Greenway, in Loudoun County, Virginia. The Dulles Greenway is the “gateway to Loudoun County,” a 14-mile extension of the Dulles Toll Road, connecting Washington Dulles International Airport with historic Leesburg, Virginia. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. The land is zoned to accommodate approximately 225,000 square feet of neighborhood and community retail development. The Company has commenced the initial phase of construction totaling 112,000 square feet of retail space. Additionally, the Company has executed a grocery anchor lease with Safeway for a 58,000 square foot supermarket, and the first phase is 80% pre-leased. Construction is scheduled to be completed during the fourth quarter of 2003.

Clarendon Center

In June 2002, the Company purchased Clarendon Center, located in Arlington, Virginia. Clarendon Center is a 1.25 acre site with an existing and primarily vacant 70,000 square foot office building with surface parking for 104 cars. It is located directly across the street from the Company’s Clarendon and Clarendon Station properties. The Company has contracted architects and land use professionals and has submitted plans for Arlington County site plan review and zoning approval.

Lansdowne

In November 2002, the Company purchased approximately 19 acres of undeveloped land located within the Lansdowne community in Loudoun County, Virginia. The land is zoned to accommodate approximately 150,000 square feet of neighborhood and community retail development. The Company has submitted plans for zoning review and approval by Loudoun County.

Old Forte Village

On July 28, 2003, the Company acquired Old Forte Village, a 161,000 square foot neighborhood retail center located near the entrance to the Tantallon community at the intersection of Indian Head Highway and East Swan Creed Road in Fort Washington, Maryland. The property is approximately 5 miles south of the Washington Beltway, I-495. The purchase price was $16.5 million. The center is anchored by a newly constructed 58,000 square foot Safeway which opened in March 2003. The balance of the center consists of approximately 48,000 square feet of in-line shop space, constructed primarily in the early 1980’s, 16,000 square feet of pad site buildings and the currently vacant 39,000 square foot former Safeway store. The Company plans to redevelop a portion of the property where the former 39,000 square foot Safeway had been previously operating.

Portfolio Leasing Status

At June 30, 2003, the operating portfolio consisted of 29 Shopping Centers and 5 predominantly Office Properties, all of which are located in 7 states and the District of Columbia.

At June 30, 2003, 93.6% of the Company’s 6,300,000 square feet of space was leased to tenants, as compared to 94.2% at June 30, 2002. The shopping center portfolio was 93.9% leased at June 30, 2003 compared to 94.2% at June 30, 2002. The Office Properties were 92.6% leased at June 30, 2003 compared to 94.2% as of June 30, 2002. The decline in the 2003 period’s leasing percentages compared to the prior year’s period resulted primarily due to 25,000 square feet of remaining unleased space following the expiration of a major tenant lease at 601 Pennsylvania Avenue during the first quarter of 2003 and from the departure of a restaurant tenant in bankruptcy at Thruway shopping center in Winston-Salem, North Carolina.

Results of Operations

The following discussion compares the results of the Company for the three and six month periods ended June 30, 2003 and 2002, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues for the three-month period ended June 30, 2003 (the “2003 Quarter”), totaled $23,226,000 compared to $22,793,000 for the comparable quarter in 2002 (the “2002 Quarter”), an increase of $433,000 (1.9%).

Base rent income was $18,931,000 for the 2003 Quarter, compared to $18,995,000 for the 2002 Quarter, representing a decrease of $64,000 (0.3%). The Company reported approximately $1,240,000 of a decrease in base rent at 601 Pennsylvania Avenue resulting from the expiration of a major tenant’s lease during the first quarter of 2003. The major tenant was also paying higher rent under the terms of a short-term lease extension during the prior year period, increasing the magnitude of the variance between periods. The base rent decline at 601 Pennsylvania Avenue was partially recovered by leases in effect at recently acquired and developed properties: Ashburn Village IV and Kentland Square (approximately $490,000) and the continued lease-up of space at Washington Square (approximately $330,000) of increased base rent.

Expense recoveries were $3,365,000 for the 2003 Quarter compared to $3,005,000 for the comparable 2002 Quarter, representing an increase of $360,000 (12.0%). Approximately half of the increase in expense recovery income resulted from the commencement of billings to tenants at the newly acquired and developed properties and Washington Square.

Percentage rent was $215,000 in the 2003 Quarter, compared to $225,000 in the 2002 Quarter, a decrease of $10,000 (4.4%).

Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $715,000 in the 2003 Quarter, compared to $568,000 in the 2002 Quarter, representing an increase of $147,000 (25.9%). The increase in other income primarily resulted from a $110,000 increase in lease termination payments compared to the prior year’s quarter, which was recognized at Washington Square when an office tenant terminated its lease early.

Operating expenses, consisting primarily of repairs and maintenance, utilities, property payroll, insurance and other property related expenses, increased $214,000 (9.0%) to $2,579,000 in the 2003 Quarter from $2,365,000 in the 2002 Quarter. Approximately 50% of the increase resulted from the recently acquired and developed properties: Ashburn Village IV and Kentland Square. The Company also paid increased property insurance premiums during the 2003 Quarter.

The provision for credit losses decreased $60,000 (51.7%) to $56,000 in the 2003 Quarter from $116,000 in the 2002 Quarter. The credit loss decrease resulted primarily due to the absence of any significant tenant bankruptcy or collection difficulties in the 2003 Quarter as compared to the 2002 Quarter when the Company established reserves for two office tenants in bankruptcy.

Real estate taxes increased $158,000 (8.0%) to $2,130,000 in the 2003 Quarter from $1,972,000 in the 2002 Quarter. Approximately 50% of the increase in real estate tax expense in the 2003 Quarter resulted from real estate taxes paid at 601 Pennsylvania Avenue, while thirty-five percent of the increase resulted from taxes paid at the recently acquired Kentlands Square.

Interest expense increased $303,000 (4.9%) to $6,466,000 for the 2003 Quarter from $6,163,000 reported for the 2002 Quarter. The increase resulted primarily from the placement of a new $42.5 million, 15 year, 6.01% fixed rate mortgage replacing Washington Square’s construction loan which charged interest at a variable rate averaging 3.6% during the prior year’s quarter.

Amortization of deferred debt expense increased $38,000 (23.6%) to $199,000 for the 2003 Quarter compared to $161,000 for the 2002 Quarter. The increase resulted from the amortization of additional loan costs associated with refinancing the Company’s unsecured revolving credit facility during the third quarter of 2002.

Depreciation and amortization expense increased $103,000 (2.5%) from $4,182,000 in the 2002 Quarter to $4,285,000 in the 2003 Quarter.

General and administrative expense, which consists of corporate payroll, administrative and other overhead expenses, was $1,495,000 for the 2003 Quarter, an increase of $160,000 (12.0%) over the 2002 Quarter. The increase in 2003 expenses compared to 2002 resulted primarily due to increased payroll and related employment expenses (60%) and corporate insurance premiums (20%).

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues for the six-month period ended June 30, 2003 (the “2003 Period”), totaled $47,096,000 compared to $45,984,000 for the comparable period in 2002 (the “2002 Period”), an increase of $1,112,000 (2.4%).

Base rent income was $37,982,000 for the 2003 Period, compared to $37,348,000 for the 2002 Period, representing an increase of $634,000 (1.7%). The Company reported approximately $1,500,000 of a decrease in base rent at 601 Pennsylvania Avenue resulting from the expiration of a major tenant’s lease during the first quarter of 2003. The major tenant was also paying higher rent under the terms of a short-term lease extension during the prior year period, increasing the magnitude of the variance between periods. The decline in base rent at 601 Pennsylvania Avenue was offset by leases in effect at recently acquired and developed properties: Ashburn Village IV and Kentland Square (approximately $880,000) and the continued lease-up of space at Washington Square (approximately $860,000) of increased base rent.

Expense recoveries were $7,170,000 for the 2003 Period compared to $6,110,000 for the comparable 2002 Period, representing an increase of $1,060,000 (17.3%). Approximately $450,000 (43%) of the increase in expense recovery income resulted from billings to tenants for their share of increased snow removal expenses during the 2003 Period, and approximately 35% of the increase in expense recoveries resulted from the commencement of operations at the newly acquired and developed properties.

Percentage rent was $664,000 in the 2003 Period, compared to $774,000 in the 2002 Period, a decrease of $110,000 (14.2%). Two properties were primarily responsible for the decrease in percentage rent. Approximately 30% of the percentage rent decrease occurred at Lexington Mall where the Company is positioning the mall for redevelopment. Another 30% of the decrease occurred at Thruway where a drug store renewed its lease at a higher minimum rent in lieu of percentage rent.

Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $1,280,000 in the 2003 Period, compared to $1,752,000 in the 2002 Period, representing a decrease of $472,000 (26.9%). The decrease in other income primarily resulted from a $515,000 decrease in lease termination payments compared to the prior year, approximately 35% of which was recognized at Washington Square and 60% at Lexington Mall. The decline in termination fees was mitigated partially by a $77,000 increase in parking income, primarily due to increased office occupancy at Washington Square.

Operating expenses, consisting primarily of repairs and maintenance, utilities, property payroll, insurance and other property related expenses, increased $884,000 (18.7%) to $5,608,000 in the 2003 Period from $4,724,000 in the 2002 Period. Unseasonably severe winter weather primarily in the Mid-Atlantic region resulted in snow removal expense in excess of $700,000 in the 2003 Period compared to $50,000 during the 2002 Period. The Company also paid increased property insurance premiums of approximately $90,000 during the 2003 Period.

The provision for credit losses decreased $179,000 (66.1%) to $92,000 in the 2003 Period from $271,000 in the 2002 Period. The credit loss decrease resulted primarily due to the absence of any significant tenant bankruptcy or collection difficulties in the 2003 Period as compared to the 2002 Period when the Company established reserves for two office tenants in bankruptcy and rent dispute with a tenant at Lexington Mall.

Real estate taxes increased $291,000 (7.3%) to $4,261,000 in the 2003 Period from $3,970,000 in the 2002 Period. Approximately 40% of the increase in real estate tax expense in the 2003 Period resulted from real estate taxes paid at 601 Pennsylvania Avenue, while 30% of the increase resulted from taxes paid at Kentlands Square, acquired in September 2002.

Interest expense increased $538,000 (4.3%) to $12,960,000 for the 2003 Period from $12,422,000 reported for the 2002 Period. The increase resulted primarily from the placement of a new $42.5 million, 15 year, 6.01% fixed rate mortgage replacing Washington Square’s construction loan which charged interest at a variable rate averaging 3.6% during the prior year’s period.

Amortization of deferred debt expense increased $73,000 (22.5%) to $397,000 for the 2003 Period compared to $324,000 for the 2002 Period. The increase resulted from the amortization of additional loan costs associated with refinancing the Company’s unsecured revolving credit facility during the third quarter of 2002.

Depreciation and amortization expense increased $23,000 (0.3%) from $8,327,000 in the 2002 Period to $8,304,000 in the 2003 Period.

General and administrative expense, which consists of corporate payroll, administrative and other overhead expenses, was $2,896,000 for the 2003 Period, an increase of $352,000 (13.8%) over the 2002 Period. The increase in 2003 expenses compared to 2002 resulted in part from increased payroll and related employment expenses (40%), increased corporate insurance premiums (20%), data processing expenses (15%) and office rent (15%).

The Company recognized a gain on the sale of real estate of $1,426,000 in the 2002 Period. There were no gains reported in the 2003 Period. In 1999, the District of Columbia condemned and purchased the Company’s Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. The Company disputed the original purchase price awarded by the District. The gain represents additional net proceeds the Company was awarded upon settlement of the dispute.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company’s results of operations. The Company does not enter into financial instruments for trading purposes.

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of June 30, 2003, the Company had variable rate indebtedness totaling $46,814,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at June 30, 2003 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $468,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of June 30, 2003, the Company had fixed rate indebtedness totaling $333,189,000. If interest rates on the Company’s fixed rate debt instruments at June 30, 2003 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $19,132,000.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer and its Senior Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer and its Senior Vice President, Chief Financial Officer, Secretary and Treasurer, and its Vice President and Controller (acting Chief Accounting Officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President, Chief Financial Officer, Secretary and Treasurer and its Vice President and Controller (acting Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

During the three months ended June 30, 2003, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 25, 2003, the Company held its Annual Meeting of Stockholders, at which Philip D. Caraci, Gilbert M. Grosvenor, Philip C. Jackson and David B. Kay were reelected to the Board of Directors for three year terms expiring at the 2006 Annual Meeting, each receiving in excess of 90% of the votes of the approximately 15,243,000 shares outstanding and eligible to vote at the meeting. The terms of the remaining Board members did not expire as of the April 25, 2003 meeting and those individuals continue as directors of the Company.

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

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.	Schedule of Portfolio Properties

Reports on Form 8-K

A Form 8-K dated April 23, 2003 was furnished to the SEC on April 25, 2003 in response to Items 7 and 12 to furnish a press release announcing the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 7, 2003	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: August 7, 2003	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: August 7, 2003	/s/ Richard R. Meiburger
Richard R. Meiburger Vice President, Controller (acting principal accounting officer)