Form 10-K/A
period 2002-12-31
SAUL CENTERS INC
filed 2003-09-26
CIK 907254

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

       Registrant's telephone number, including area code: (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                       Name of each exchange on which registered
---------------------------------------            -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             -

     The number of shares of Common Stock, $0.01 par value, outstanding as of September 24, 2003 was 15,726,645.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  X   No ___
    ---

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant's Common Stock on the New York Stock Exchange on September 24, 2003 was $424,777,000.

                                TABLE OF CONTENTS

                                      PART I                              Page Numbers
                                                                          ------------
Item 1.       Business                                                           3

                                      PART II

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                          10

Item 8.       Financial Statements and Supplementary Data                        20

                                      PART III

Item 14.      Controls and Procedures                                            21

                                      PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K    22

                           FINANCIAL STATEMENT SCHEDULE

Schedule III. Real Estate and Accumulated Depreciation                          F-21

EXPLANATORY NOTE: This Form 10-K/A is being filed for the purpose of amending and restating Items 1, 7, 8 and 14 and to update Item 15 of our Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") to incorporate our responses to comments received from the Division of Corporation Finance of the Securities and Exchange Commission (the "Staff") in connection with the Staff's review of our Registration Statement on Form S-3 (File No. 333-107083) and certain documents incorporated by reference therein, including the 2002 Form 10-K. Unless otherwise indicated, all information in this Form 10-K/A is as of December 31, 2002 and does not reflect any subsequent information or events other than the restatement.

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

         Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, "The Saul Organization"). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the "Partnerships"), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Broadlands Village, a grocery anchored shopping center in Loudoun County. The Company recently completed development of Ashburn Village III and IV, in-line retail and retail pad expansions to the Ashburn Village shopping center; Washington Square at Old Town, a Class A mixed-use office/retail complex in Alexandria, Virginia; and Crosstown Business Center, an office/warehouse redevelopment located in Tulsa, Oklahoma. In June 2002, the Company purchased 3030 Clarendon Center for future redevelopment. In September 2002, the Company purchased 109,642 square feet of retail space known as Kentlands Square. In November 2002, the Company purchased a 19 acre parcel of land in the Lansdowne community in Loudoun County, Virginia. The Company plans to develop the Lansdowne parcel into a grocery anchored neighborhood and community shopping center. As of December 31, 2002, the Company's properties (the "Current Portfolio Properties") consisted of 29 operating shopping center properties (the "Shopping Centers"), five predominantly office operating properties (the "Office Properties") and three development and/or redevelopment properties.

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

          The following diagram depicts the Company's organizational structure as of December 31, 2002.

     [Organizational chart describing ownership of the Saul Centers and its subsidiaries as of December 31, 2002. As of such date, Saul Centers was owned 72.6% by public stockholders and 27.4% by members of The Saul Organization. Saul Centers also owned a 74.6% general partner interest in the Operating Partnership, with the remaining 25.4% limited partner interest held by members of The Saul Organization. Saul Centers also owned 100% of Saul QRS, Inc., which was the 1% general partner of Saul Subsidiary I Limited Partnership. The Operating Partnership owned a 99% limited partner interest in each of Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership. The remaining 1% of general partnership interest in Saul Subsidiary II Limited Partnership was owned by Saul Centers.]

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

Policies with Respect to Certain Activities

         The following is a discussion of the Company's operating strategy and certain of its investment, financing and other policies. These strategies and policies have been determined by the Board of Directors and, in general, may be amended or revised from time to time by the Board of Directors without a vote of the Company's stockholders.

Operating Strategy

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

         The Company will also seek growth opportunities in its Washington, DC metropolitan area office portfolio, primarily through development and redevelopment. Management also intends to negotiate lease renewals or to release available space in the Office Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.

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

Investment in Real Estate or Interests in Real Estate

          The Company's investment objective is to selectively and opportunistically redevelop and renovate its properties, by replacing leases with below market rents with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company's strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail redevelopments and renovations.

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

         In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including (i) the location and accessibility of the property; (ii) the geographic area (with an emphasis on the metropolitan Washington, DC/Baltimore area as well as the Mid-Atlantic and Southeast regions of the United States) and demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) the size of the property; (iv) the purchase price; (v) the non-financial terms of the proposed acquisition; (vi) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (vii) the "fit" of the property with the Company's existing portfolio; (viii) the potential for, and current extent of, any environmental problems; (ix) the current and historical occupancy rates of the property or any comparable or competing properties in the same market; (x) the quality of construction and design and the current physical condition of the property; (xi) the financial and other characteristics of existing tenants and the terms of existing leases; and (xii) the potential for capital appreciation.

         Although it is management's present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the metropolitan Washington, DC/Baltimore area and Mid-Atlantic and Southeast regions of the United States, the Company may also selectively acquire shopping centers, office properties or other types of real estate in other areas of the country.

         While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area. The Company intends to engage in such future investment or development activities in a manner that is consistent with the maintenance of our status as a REIT for federal income tax purposes and that will not make the Company an investment company under the Investment Company Act of 1940, as amended. Equity investments in acquired properties may be subject to existing mortgage financing and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments.

 Investments in Real Estate Mortgages

         While the Company's current portfolio consists of, and its business objectives emphasize, equity investments in commercial and neighborhood shopping centers and office properties, the Company may, at the discretion of the Board of Directors, invest in mortgages, participating or convertible mortgages, deeds of trust and other types of real estate interests consistent with its qualification as a REIT. However, the Company does not presently intend to invest in real estate mortgages.

Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers.

         Subject to the tests necessary for REIT qualification, the Company may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Dispositions

         The Company does not currently intend to dispose of any of its properties, although the Company reserves the right to do so if, based upon management's periodic review of the Company's portfolio, the Board of Directors determines that such action would be in the best interest of the Company's stockholders. Any decision to dispose of a property will be made by the Board of Directors.

Capital Policies

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

Other Policies

         The Company has authority to offer equity or debt securities in exchange for property and to repurchase or otherwise acquire its common stock or other securities in the open market or otherwise, and may engage in such activities in the future. The Company expects, but is not obligated, to issue common stock to holders of units of the Partnership upon exercise of their redemption rights. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers other than the Partnership and does not intend to do so. The Company has not made any loans to third parties, although the Company may in the future make loans to third parties.

Competition

         As an owner of, or investor in, community and neighborhood shopping centers and office properties, the Company is subject to competition from an indeterminate number of companies in connection with the acquisition, development, ownership and leasing of similar properties. These investors include investors with access to significant capital, such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds.

         With respect to acquisitions and developments, this competition may reduce properties available for acquisition or development or increase prices for raw land or developed properties of the type in which the Company invests. The Company faces competition in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If the Company's tenants decide not to renew or extend their leases upon expiration, the Company may not be able to re-let the space. Even if the tenants do renew or the Company can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space. This risk may be magnified if the properties owned by our competitors have lower occupancy rates than the Company's properties. As a result, these competitors may be willing to make space available at lower prices than the space in the Current Portfolio Properties.

         Management believes that success in the competition for ownership and leasing of property is dependent in part upon the geographic location of the property, the tenant mix, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors impacting the Company's properties include the ease of access to the properties, the adequacy of related facilities such as parking, and the demographic characteristics in the markets in which the properties compete. Overall economic circumstances and trends and new properties in the vicinity of each of the Current Portfolio Properties are also competitive factors.

         Finally, retailers at our Shopping Centers face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition may reduce percentage rents payable to us and may contribute to lease defaults or insolvency of tenants.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This section should be read in conjunction with the selected financial data in "Item 6. Selected Financial Data"as filed in the 2002 Annual Report of the Company on Form 10-K and the Consolidated Financial Statements of the Company and The Saul Organization and the accompanying notes in "Item 8. Financial Statements and Supplementary Data." Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Items 1 - 6 of this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe", "expect" and "may".

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


         The following is a summary of notes payable as of December 31, 2002 and 2001:

   Notes Payable
   (Dollars in thousands)                     Principal Outstanding December 31,       Interest      Scheduled
                                                 2002                   2001           Rate *        Maturity *
                                           ------------------------------------------------------------------------
        Fixed Rate Mortgages:                      $135,641  (a)          $138,215        7.67 %          Oct 2012
                                                     93,044  (b)            95,716        8.23 %          Dec 2011
                                                     34,830  (c)            35,583        7.88 %          Jan 2013
                                                     13,667  (d)            13,936        8.33 %         June 2015
                                                      9,797  (e)            10,028        6.88 %          May 2004
                                                      7,640  (f)                --        8.18 %          Feb 2004
                                           ------------------------------------------------------------------------
                         Total Fixed Rate           294,619                293,478        7.89 %         9.2 Years
                                           ------------------------------------------------------------------------
        Variable Rate Loans:
             Construction Loan                       39,374  (g)            38,342        2.89 %          Jan 2003
             Line of Credit                          46,750  (h)            20,000        3.09 %          Aug 2005
                                           ------------------------------------------------------------------------
                      Total Variable Rate            86,124                 58,342        3.00 %         1.5 Years
                                           ------------------------------------------------------------------------
                      Total Notes Payable          $380,743               $351,820        6.78 %         7.4 Years
                                           ========================================================================

     *Interest rate and scheduled maturity data presented for December 31, 2002. Totals computed using weighted averages.

(a) The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25 year amortization schedule and a balloon payment of $96,300,000 at loan maturity. Principal of $2,574,000 was amortized during 2002.

(b) The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on three occasions since its inception in 1997. The 8.23% blended interest rate is the weighted average of the initial loan rate and additional borrowings rates. The loan requires equal monthly principal and interest payments of $871,000 based upon a weighted average 23 year amortization schedule and a balloon payment of $55,788,000 at loan maturity. Principal of $2,672,000 was amortized during 2002.

(c) The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25 year amortization schedule and a balloon payment of $22,808,000 at loan maturity. Principal of $753,000 was amortized during 2002.

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

(h) The loan is an unsecured revolving credit facility totaling $125,000,000. Loan availability is determined by operating income from the Company's unencumbered properties. An additional amount is available for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The line may be extended one year with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 2002 was based on a weighted average LIBOR of 1.391% and spread of 1.625% and a prime rate of 4.25%. The effective annual average interest rate, which considers debt cost amortization and unused line fees, was 4.84% for 2002. Monthly payments are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month.

         The December 31, 2002 and 2001, depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $280,051,000 and $264,831,000, respectively. All of the Company's variable rate debt, including its line of credit, require the Company and its subsidiaries to maintain financial covenants. The Company's material covenants require the Company, on a consolidated basis, to:

     . limit the amount of debt so as to maintain a gross asset value in excess of liabilities of at least $250 million;

     . limit the amount of debt as a percentage of gross asset value (leverage ratio) to less than 60%;

     . limit the amount of debt so that interest coverage will exceed 1.9 to 1 on a trailing four quarter basis; and

     . limit the amount of debt so that interest and scheduled principal amortization coverage exceeds 1.6 to 1.

         As of December 31, 2002, the Company was in compliance with all such covenants.

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

Funds From Operations

         In 2002, the Company reported Funds From Operations (FFO) of $44,031,000, representing a 9.7% increase over 2001 FFO of $40,141,000. The following table presents a reconciliation from net income to FFO:

(In thousands)                                                           For the Years Ended December 31,
                                                                2002        2001       2000        1999        1998
                                                                ----        ----       ----        ----        ----
Net Income                                                  $ 19,566    $ 17,314   $ 14,045    $ 13,297    $  9,129
Subtract:
    Gain on sale of property                                  -1,426          --         --        -553          --
Add:
    Minority Interests                                         8,070       8,069      8,069       7,923       7,240
    Cumulative effect of change in accounting method              --          --         --          --         771
    Depreciation and amortization of real property            17,821      14,758     13,534      12,163      12,578
                                                          ----------------------------------------------------------
FFO/1/                                                      $ 44,031    $ 40,141   $ 35,648    $ 32,830    $ 29,718
                                                          ==========================================================

Average shares and units used to compute FFO per share        20,059      19,383     18,796      18,148      17,233

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

---------------
/1/ FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interest, extraordinary items and depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

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

          Expense recoveries were $12,680,000 for 2002 compared to $11,456,000 for the comparable 2001 period, representing an increase of $1,224,000 (10.7%). The commencement of operations at the newly developed and redeveloped properties accounted for 45% of the increase in expense recoveries, while the balance of the increase in expense recoveries resulted from improved occupancy and increases in recoverable property tax expense. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs.

          Percentage rent was $1,850,000 in 2002, compared to $2,113,000 in 2001, a decrease of $263,000 (12.4%). Approximately 40% of the percentage rent decrease occurred at Lexington Mall where the Company is positioning the mall for redevelopment and approximately 20% of the decrease occurred at French Market where a restaurant tenant reported lower sales revenue compared to the previous year. Percentage rent is rental income calculated on the portion of a tenant's revenues that exceed a specified breakpoint.

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

     Expense recoveries increased to $11,456,000 in 2001 from $10,129,000 in 2000, representing an increase of $327,000 (2.9%). Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs.

     Percentage rent was $2,113,000 in 2001, compared to $2,097,000 in 2000, representing an increase of $16,000 (0.8%). Percentage rent is rental income calculated on the portion of a tenant's revenues that exceed a specified breakpoint.

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

         The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
----
F-1  (a)  Report of Independent Auditors - Ernst & Young LLP
F-2  (a)  Report of Independent Public Accountants - Arthur Andersen LLP
F-3  (b)  Consolidated Balance Sheets - December 31, 2002 and 2001
F-4  (c)  Consolidated Statements of Operations - Years ended December 31, 2002,
          2001 and 2000.
F-5  (d)  Consolidated Statements of Stockholders' Equity (Deficit)- Years ended
          December 31, 2002, 2001 and 2000.
F-6  (e)  Consolidated Statements of Cash Flows - Years ended December 31, 2002,
          2001 and 2000.
F-7  (f)  Notes to Consolidated Financial Statements

         The selected quarterly financial data included in Note 14 of the Notes to Consolidated Financial Statements referred to above are incorporated herein by reference.

                                    PART III

Item 14.  Controls and Procedures

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chairman and Chief Executive Officer and its Senior Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

               The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer and its Senior Vice President, Chief Financial Officer, Secretary and Treasurer, and its Vice President and Controller (acting Chief Accounting Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31,2002. Based on the foregoing, the Company's Chairman and Chief Executive Officer, its Senior Vice President, Chief Financial Officer, Secretary and Treasurer and its Vice President and Controller (acting Chief Accounting Officer) concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2002.

               During the three months ended December 31, 2002, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                 (j) Deferred Compensation and Stock Plan for Directors, dated as of March 18, 1999, filed as Exhibit 10.(k) of the March 31, 1999 Quarterly Report of the Company, is hereby incorporated by reference.
                                       23

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

                 (p) Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the 2002 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

         23. Consent of Ernst & Young LLP, Independent Public Accountants is filed herewith.

         31. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

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

                                 SAUL CENTERS, INC.
                                   (Registrant)

Date:  September 26, 2003              /s/ B. Francis Saul II
                                       ---------------------------------------
                                       B. Francis Saul II
                                       Chairman of the Board of Directors
                                       & Chief Executive Officer (Principal
                                       Executive Officer)

Date:  September 26, 2003              /s/ B. Francis Saul III
                                       ---------------------------------------
                                       B. Francis Saul III, President and
                                       Director

Date:  September 26, 2003              /s/ Scott V. Schneider
                                       ---------------------------------------
                                       Scott V. Schneider, Senior Vice
                                       President, Treasurer and Secretary
                                       (Principal Financial Officer)

Date:  September 26, 2003              /s/ Richard R. Meiburger
                                       ---------------------------------------
                                       Richard R. Meiburger, Vice President and
                                       Controller (acting Principal Accounting
                                       Officer)

Date:  September 26, 2003              /s/ Philip D. Caraci
                                       ---------------------------------------
                                       Philip D. Caraci, Vice Chairman and
                                       Director

Date:  September 26, 2003              /s/ John E. Chapoton
                                       ---------------------------------------
                                       John E. Chapoton, Director

Date:  September 26, 2003              /s/ Gilbert M. Grosvenor
                                       ---------------------------------------
                                       Gilbert M. Grosvenor, Director

Date:  September 26, 2003              /s/ Philip C. Jackson Jr.
                                       ---------------------------------------
                                       Philip C. Jackson Jr., Director

Date:  September 26, 2003              /s/ David B. Kay
                                       ---------------------------------------
                                       David B. Kay, Director

Date:  September 26, 2003              /s/ General Paul X. Kelley
                                       ---------------------------------------
                                       General Paul X. Kelley, Director

Date:  September 26, 2003              /s/ Charles R. Longsworth
                                       ---------------------------------------
                                       Charles R. Longsworth, Director

Date:  September 26, 2003              /s/ Patrick F. Noonan
                                       ---------------------------------------
                                       Patrick F. Noonan, Director

Date:  September 26, 2003              /s/ James W. Symington
                                       ---------------------------------------
                                       James W. Symington, Director

Date:  September 26, 2003              /s/ John R. Whitmore
                                       ---------------------------------------
                                       John R. Whitmore, Director

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




Arthur Andersen LLP
Vienna, Virginia
February 13, 2002


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

         The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations." The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional lease expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

         If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. Saul Centers adopted SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has not recognized an impairment loss in 2002, 2001 or 2000 on any of its real estate.

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

(a) The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25 year amortization schedule and a balloon payment of $96,3000,000 at loan maturity. Principal of $2,574,000 was amortized during 2002.

(b) The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on three occasions since its inception in 1997. The 8.23% blended interest rate is the weighted average of the initial loan rate and additional borrowings rates. The loan requires equal monthly principal and interest payments of $871,000 are based upon a weighted average 23 year amortization schedule and a balloon payment of $55,788,000 at loan maturity. Principal of $2,672,000 was amortized during 2002.

(c) The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25 year amortization schedule and a balloon payment of $22,808,000 at loan maturity. Principal of $753,000 was amortized during 2002.

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

(h) The loan is an unsecured revolving credit facility totaling $125,000,000. Loan availability is determined by operating income from the Company's unencumbered properties. An additional amount is available for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank's reference rate at the Company's option. The line may be extended one

                               SAUL CENTERS, INC.
                   Notes to Consolidated Financial Statements

          year with payment of a fee of 1/4% at the Company's option. The interest rate in effect on December 31, 2002 was based on a weighted average LIBOR of 1.391% and spread of 1.625% and a prime rate of 4.25%. The effective annual average interest rate, which considers debt cost amortization and unused line fees, was 4.84% for 2002. Monthly payments are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month.

         The December 31, 2002 and 2001, depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $280,051,000 and $264,831,000, respectively. All of the Company's variable rate debt, including its line of credit, require the Company and its subsidiaries to maintain financial covenants. The Company's material covenants require the Company, on a consolidated basis, to:

         . limit the amount of debt so as to maintain a gross asset value in excess of liabilities of at least $250 million;

         . limit the amount of debt as a percentage of gross asset value (leverage ratio) to less than 60%;

         . limit the amount of debt so that interest coverage will exceed 1.9 to 1 on a trailing four quarter basis; and

         . limit the amount of debt so that interest and scheduled principal amortization coverage exceeds 1.6 to 1.

As of December 31, 2002, the Company was in compliance with all such covenants. Notes payable at December 31, 2002 and 2001, totaling $266,392,000 and $242,168,000, respectively, are guaranteed by members of The Saul Organization.

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

     The Chairman and Chief Executive Officer, the President, and the Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors.

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

                                      F-19

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