Form 10-Q
period 2003-09-30
SAUL CENTERS INC
filed 2003-11-14
CIK 907254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2003

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

Number of shares of common stock, par value $0.01 per share outstanding as of November 14, 2003: 15,861,000

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2002, which are included in its Annual Report on Form 10-K as amended. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets

Real estate investments
Land	$95,878	$90,469
Buildings and equipment	420,596	405,153
Construction in progress	20,698	8,292

	537,172	503,914
Accumulated depreciation	(161,153)	(150,286)

	376,019	353,628
Cash and cash equivalents	2,169	1,309
Accounts receivable and accrued income, net	13,249	12,505
Prepaid expenses, net	19,567	15,712
Deferred debt costs, net	4,255	4,125
Other assets	2,275	1,408

Total assets	$417,534	$388,687

Liabilities

Notes payable	$400,668	$380,743
Accounts payable, accrued expenses and other liabilities	18,115	16,727
Deferred income	4,355	4,484

Total liabilities	423,138	401,954

Minority interests	—	—

Stockholders’ equity (deficit)

Common stock, $0.01 par value, 30,000,000 shares authorized, 15,727,192 and 15,196,582 shares issued and outstanding, respectively	157	152
Additional paid-in capital	91,507	79,131
Accumulated deficit	(97,268)	(92,550)

Total stockholders’ equity (deficit)	(5,604)	(13,267)

Total liabilities and stockholders’ equity (deficit)	$417,534	$388,687

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Revenue
Base rent	$19,751	$19,184	$57,733	$56,532
Expense recoveries	3,303	3,207	10,473	9,317
Percentage rent	438	446	1,102	1,220
Other	1,167	634	2,447	2,386

Total revenue	24,659	23,471	71,755	69,455

Operating expenses
Property operating expenses	2,653	2,441	8,261	7,165
Provision for credit losses	26	131	118	402
Real estate taxes	2,130	1,947	6,391	5,917
Interest expense	6,566	6,335	19,526	18,757
Amortization of deferred debt expense	201	180	598	504
Depreciation and amortization	4,549	5,578	12,876	13,882
General and administrative	1,499	1,356	4,395	3,900

Total operating expenses	17,624	17,968	52,165	50,527

Operating income	7,035	5,503	19,590	18,928

Non-operating item:
Gain on sale of property	—	—	—	1,426

Income before minority interests	7,035	5,503	19,590	20,354

Minority interests
Minority share of income	(1,747)	(1,411)	(4,898)	(5,272)
Distributions in excess of earnings	(276)	(606)	(1,165)	(779)

Total minority interests	(2,023)	(2,017)	(6,063)	(6,051)

Net income	$5,012	$3,486	$13,527	$14,303

Per share (basic and dilutive)
Net income (basic)	$0.32	$0.24	$0.87	$0.97

Net income (fully diluted)	$0.32	$0.24	$0.87	$0.97

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity (deficit):
Balance, December 31, 2002	152	79,131	(92,550)	(13,267)
Issuance of 220,078 shares of common stock	2	4,695	—	4,697
Net income	—	—	4,519	4,519
Distributions payable ($.39 per share)	—	—	(6,023)	(6,023)

Balance, March 31, 2003	154	83,826	(94,054)	(10,074)
Issuance of 178,313 shares of common stock	2	4,051	—	4,053
Net income	—	—	3,996	3,996
Distributions payable ($.39 per share)	—	—	(6,081)	(6,081)

Balance, June 30, 2003	156	87,877	(96,139)	(8,106)
Issuance of 133,917 shares of common stock	1	3,630	—	3,631
Net income	—	—	5,012	5,012
Distributions payable ($.39 per share)	—	—	(6,141)	(6,141)

Balance, September 30, 2003	$157	$91,507	$(97,268)	$(5,604)

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2003	2002
Cash flows from operating activities:
Net income	$13,527	$14,303
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	6,063	6,051
Gain on sale of property	—	(1,426)
Depreciation and amortization	13,474	14,386
Provision for credit losses	118	402
Increase in accounts receivable	(862)	(133)
Increase in prepaid expenses	(5,864)	(5,649)
Increase in other assets	(867)	(516)
Increase in accounts payable, accrued expenses and other liabilities	1,168	2,151
Decrease in deferred income	(129)	(1,835)
Other	—	(72)

Net cash provided by operating activities	26,628	27,662

Cash flows from investing activities:
Acquisitions of real estate investments	(15,933)	(31,129)
Additions to real estate investments	(4,919)	(3,170)
Additions to construction in progress	(12,406)	(4,843)

Net cash used in investing activities	(33,258)	(39,142)

Cash flows from financing activities:
Proceeds from notes payable	93,519	42,265
Repayments on notes payable	(73,594)	(16,816)
Additions to deferred debt expense	(728)	(1,181)
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	12,381	9,544
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(24,088)	(23,410)

Net cash provided by financing activities	7,490	10,402

Net increase (decrease) in cash	860	(1,078)
Cash, beginning of period	1,309	1,805

Cash, end of period	$2,169	$727

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties. The Company is currently developing Broadlands Village, a grocery anchored shopping center in Loudoun County. The Company recently completed development of Ashburn Village IV, an in-line retail and retail pad expansion to the Ashburn Village shopping center. In July 2003 the Company purchased Old Forte Village, a grocery anchored neighborhood shopping center located in Fort Washington, Maryland. In June 2002 the Company purchased Clarendon Center for future redevelopment. In September 2002, the Company purchased 109,642 square feet of retail space known as Kentlands Square. In November 2002 the Company purchased a 19 acre parcel of land in the Lansdowne community in Loudoun County, Virginia. The Company plans to develop the Lansdowne parcel into a grocery anchored neighborhood and community shopping center. As of September 30, 2003, the Company’s properties (the “Current Portfolio Properties”) consisted of 29 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and three development and/or redevelopment properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Seventeen of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of September 30, 2003, no single property accounted for more than 8.7% of the total gross leasable area. Only one retail tenant, Giant Food, at 6.0%, accounted for more than 2.6% of the Company’s total revenues for the nine months ended September 30, 2003. No office tenant other than the United States Government, at 4.1%, accounted for more than 1.5% of the Company’s total revenues for the nine months ended September 30, 2003.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional lease expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

relationship. The Company applied SFAS 141 when it recorded the July 28, 2003 acquisition of Old Forte Village. Approximately $760,000 of the $16,670,000 total cost of the acquisition was allocated as lease intangible assets and included in prepaid expenses at September 30, 2003. The lease intangible assets are being amortized over the remaining periods of the leases acquired.

Real estate investment properties are reviewed for potential impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. Saul Centers adopted SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has not recognized an impairment loss in on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the nine month periods ended September 30, 2003 and 2002, was $860,000 and $386,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $593,000 and $681,000, at September 30, 2003 and December 31, 2002, respectively.

In addition to rents due currently, accounts receivable include $8,168,000 and $6,262,000, at September 30, 2003 and December 31, 2002, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

their respective leases. These amounts are presented after netting allowances of $562,000 and $693,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs are included in prepaid expenses and total $15,389,000 and $12,140,000, net of accumulated amortization of $6,347,000 and $5,259,000, as of September 30, 2003 and December 31, 2002, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Lease acquisition costs also include a portion of an acquired property’s purchase price as discussed previously in “Real Estate Investment Properties.”

Deferred Debt Costs

Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $4,255,000 and $4,125,000, and are presented net of accumulated amortization of $3,219,000 and $2,693,000, at September 30, 2003 and December 31, 2002, respectively.

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

During 1993 and 1994, the Compensation Committee granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vested 25% per year over four years, had an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. No compensation expense was recognized as a result of these grants. During the nine months ended September 30, 2003, 93,210 option shares were exercised. As of September 23, 2003, no 1993 and 1994 options remained unexercised .

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

Effective January 2003, the Company adopted the fair value method to value employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of the 2003 Options. The fair value of the 2003 Options was determined at the time of the award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: expected volatility was determined using the ten year trading history of the Company’s common stock (month-end closing prices), an average expected term outstanding of seven years, expected dividend yield throughout the option term of 7% and risk-free interest rate of 4% based upon an assumed 10-year US Treasury rate. Using the Black-Scholes model, the Company determined the total fair value of the 2003 Options to be $332,000 and recognizes compensation expense monthly during the

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

four years the options vest. Compensation expense attributed to the 2003 Options during the three and nine months ended September 30, 2003 was $20,000 and $29,000, respectively. The 2003 Options are due to expire May 22, 2013 and as of September 30, 2003, none of the 2003 Options are vested.

Deferred Compensation and Stock Plan for Directors

Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the “Plan”) for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of September 30, 2003, 170,000 shares were authorized and registered for use under the Plan, and 145,000 shares had been credited to the directors’ deferred fee accounts.

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

Per Share Data

Per share data is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. The options are currently dilutive because the average share price of the Company’s common stock exceeds the exercise prices. The Company granted 180,000 stock options to five executive officers in 1993 and 1994, of which no shares and 93,210 shares remained unexercised as of September 30, 2003 and December 31, 2002, respectively. The Company granted 220,000 stock options to six executive officers in May 2003, of which all 220,000 shares remained unexercised as of September 30, 2003. The treasury share method was used to measure the effect of the dilution.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Basic and Diluted Shares Outstanding September 30,

(In thousands, except per share data)	Quarter ended		Nine months ended
	2003	2002	2003	2002
Weighted average common shares outstanding – Basic	15,683	14,924	15,516	14,788
Effect of dilutive options	16	25	14	19

Weighted average common shares outstanding – Diluted	15,699	14,949	15,530	14,807

Average Share Price	$26.90	$23.21	$24.97	$22.38

Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 24.8% limited partnership interest, represented by 5,185,000 convertible limited partnership units in the Operating Partnership, as of September 30, 2003. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible as of September 30, 2003 because the Saul Organization owned in excess of 24.9% of the Company’s equity securities. The impact of The Saul Organization’s 24.8% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended September 30, 2003 and 2002, were 20,883,000 and 20,122,000, respectively. Fully converted partnership units and diluted weighted average shares outstanding for the nine month periods ended September 30, 2003 and 2002, were 20,711,000 and 19,979,000, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. Saul Centers has guaranteed portions of its Partnership debt obligations, all of which are presented on the consolidated financial statements as mortgage notes payable. Saul Centers has guaranteed $71,131,000 of the notes payable which are recourse loans made by the Operating Partnership as of September 30, 2003. The balance of the mortgage notes payable totaling $329,537,000 are non-recourse, however, as is customary when obtaining long term non-recourse financing, borrowers such as Saul Centers make certain representations to lenders, for example, that no fraud exists and the officers are authorized to execute loan documents. Borrowers, including Saul Centers, typically agree to assume obligations arising from reliance upon these representations should a third party suffer damages related to individual mortgages. No additional liabilities were recognized as a result of the adoption of FIN 45, and the Company does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

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

3. Construction In Progress

Construction in progress includes the land acquisition costs, predevelopment costs, and development costs of active projects. Predevelopment costs associated with these active projects include closing costs, legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2003 and December 31, 2002 are as follows:

Construction in Progress

(In thousands)	September 30, 2003	December 31, 2002
Broadlands Village	$16,527	$6,192
Other	4,171	2,100

Total	$20,698	$8,292

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

4. Notes Payable

Notes payable totaled $400,668,000 at September 30, 2003, of which $339,150,000 (84.6%) was fixed rate debt and $61,518,000 (15.4%) was floating rate debt. At September 30, 2003, the Company had a $125,000,000 unsecured revolving credit facility with outstanding borrowings of $49,500,000. The facility matures in August 2005 and requires monthly interest payments at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. As of September 30, 2003, borrowings under the facility accrued interest at LIBOR plus 1.75%. Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of September 30, 2003 would have allowed the Company to borrow an additional $33,000,000 for general corporate use. An additional $42,500,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

In January 2003 the Company replaced its $42,000,000 construction loan used to finance the building of Washington Square at Old Town with a $42,500,000 permanent mortgage. The new permanent financing matures in 15 years and requires equal monthly principal and interest payments of $264,000 based upon a 27.5 year amortization period and a 6.01% fixed interest rate. A balloon payment of $27,872,000 will be due at maturity February 2018. In March 2003, the Company executed a $15,000,000 loan to finance the construction of Broadlands Village shopping center. The loan matures in March 2005 and requires monthly interest payments at a rate of LIBOR plus 1.7%. At September 30, 2003, a balance of $12,018,000 was outstanding on the loan. In August 2003, the Company executed a $8,000,000 fixed-rate mortgage loan. The loan accrues interest at an annual rate of 5.51% and matures in December 2011. The loan is collateralized by Ashburn Village shopping center and requires equal monthly principal and interest payments of $49,175 based upon a 25-year amortization schedule and a balloon payment of $6,465,000 at loan maturity.

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

At September 30, 2003, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(In thousands)
October 1 through December 31, 2003	$2,153
2004	24,800
2005	70,350
2006	9,550
2007	10,327
2008	11,140
Thereafter	272,348

Total	$400,668

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

The Consolidated Statement of Operations for the three months ended September 30, 2003 includes a charge for minority interests of $2,023,000, consisting of $1,747,000 related to The Saul Organization’s share of net income for the quarter, and $276,000 related to distributions to minority interests in excess of allocated net income for the quarter. The minority interests charge for the three months ended September 30, 2002 of $2,017,000 consists of $1,411,000 related to The Saul Organization’s share of net income for the quarter, and $606,000 related to distributions to minority interests in excess of allocated net income for the quarter. The Consolidated Statement of Operations for the nine months ended September 30, 2003 includes a charge for minority interests of $6,063,000, consisting of $4,898,000 related to The Saul Organization’s share of net income for the period, and $1,165,000 related to distributions to minority interests in excess of allocated net income for the period. The minority interests charge for the nine months ended September 30, 2002 of $6,051,000 consists of $5,272,000 related to The Saul Organization’s share of net income for the period, and $779,000 related to distributions to minority interests in excess of allocated net income for the period.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6. Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 14 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,085,000 and $1,014,000, for the nine months ended September 30, 2003 and 2002, respectively.

The Company utilizes Chevy Chase Bank for its various checking accounts and as of September 30, 2003 had $2,428,000 deposited in short-term interest bearing money market accounts.

The Chairman and Chief Executive Officer, the President and the Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors.

The Company shares with The Saul Organization on a pro-rata basis certain ancillary functions such as computer hardware, software and support services and certain direct and indirect administrative payroll based on management’s estimate of usage or time incurred, as applicable. Also, The Saul Organization subleases office space to the Company for its corporate headquarters. The terms of all such arrangements with The Saul Organization, including payments related thereto, are reviewed by the Audit Committee of the Board of Directors.

7. Subsequent Events

On July 16, 2003, the Company filed a shelf registration statement (the “Shelf Registration Statement”), with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. On November 5, 2003 the Company sold 3,500,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after November 5, 2008. The depositary shares will pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 liquidation preference. The first dividend to be paid on January 15, 2004 will be for less than a full quarter and will cover the period from the first date the Company issues and sells the depositary shares through December 31, 2003. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

Net proceeds from the issuance, were approximately $84,300,000 million and initially were used to fully repay $52,500,000 outstanding under the Company’s revolving credit facility and the remaining balance was invested in short-term certificates of deposit.

In November 2003, the Company entered into a commitment to borrow $40,000,000 under three new fifteen year, fixed-rate cross-collateralized loans, with an annual interest rate of 5.94% and monthly principal and interest payments calculated using a 25 year amortization period. A balloon payment of $23,579,000 will be due at maturity. The loans will be secured by the Company’s Broadlands Village, The Glen and Kentlands Square shopping centers. Net proceeds after repayment of debt are expected to total approximately $8,000,000 and will be used to fund future developments, expansions or acquisitions, and general corporate uses.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8. Business Segments

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon net operating income for properties in each segment.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended September 30, 2003
Real estate rental operations:
Revenues	$16,253	$8,401	$5	$24,659
Expenses	(2,634)	(2,175)	—	(4,809)

Income from real estate	13,619	6,226	5	19,850
Interest expense & amortization of debt expense	—	—	(6,767)	(6,767)
General and administrative	—	—	(1,499)	(1,499)

Subtotal	13,619	6,226	(8,261)	11,584
Depreciation and amortization	(2,646)	(1,903)	—	(4,549)
Minority interests	—	—	(2,023)	(2,023)

Net income	$10,973	$4,323	$(10,284)	$5,012

Capital investment	$20,188	$655	$—	$20,843

Total assets	$236,519	$135,329	$45,686	$417,534

Quarter ended September 30, 2002
Real estate rental operations:
Revenues	$15,294	$8,159	$18	$23,471
Expenses	(2,533)	(1,986)	—	(4,519)

Income from real estate	12,761	6,173	18	18,952
Interest expense & amortization of debt expense	—	—	(6,515)	(6,515)
General and administrative	—	—	(1,356)	(1,356)

Subtotal	12,761	6,173	(7,853)	11,081
Depreciation and amortization	(3,730)	(1,848)	—	(5,578)
Minority interests	—	—	(2,017)	(2,017)

Net income	$9,031	$4,325	$(9,870)	$3,486

Capital investment	$14,196	$1,754	$3	$15,953

Total assets	$211,886	$135,190	$31,580	$378,656

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2003
Real estate rental operations:
Revenues	$47,921	$23,796	$38	$71,755
Expenses	(8,990)	(5,780)	—	(14,770)

Income from real estate	38,931	18,016	38	56,985
Interest expense & amortization of debt expense	—	—	(20,124)	(20,124)
General and administrative	—	—	(4,395)	(4,395)

Subtotal	38,931	18,016	(24,481)	32,466
Depreciation and amortization	(7,523)	(5,353)		(12,876)
Minority interests	—	—	(6,063)	(6,063)

Net income	$31,408	$12,663	$(30,544)	$13,527

Capital investment	$28,463	$4,795	$—	$33,258

Total assets	$236,519	$135,329	$45,686	$417,534

Nine months ended September 30, 2002
Real estate rental operations:
Revenues	$45,438	$23,964	$53	$69,455
Expenses	(7,771)	(5,713)	—	(13,484)

Income from real estate	37,667	18,251	53	55,971
Interest expense & amortization of debt expense	—	—	(19,261)	(19,261)
General and administrative	—	—	(3,900)	(3,900)

Subtotal	37,667	18,251	(23,108)	32,810
Depreciation and amortization	(8,729)	(5,153)	—	(13,882)
Gain on Sale of Property	1,426	—	—	1,426
Minority interests	—	—	(6,051)	(6,051)

Net income	$30,364	$13,098	$(29,159)	$14,303

Capital investment	$24,242	$14,892	$8	$39,142

Total assets	$211,886	$135,190	$31,580	$378,656

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2003 and for the three and nine month periods ended September 30, 2003.

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

Real Estate Development

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

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. Capitalized leasing costs consists of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Lease acquisition costs also include an allocated portion of an acquired property’s purchase price attributable to an estimation of the value of in place leases at the time of acquisition.

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

Liquidity and Capital Resources

Cash and cash equivalents were $2.2 million and $0.7 million at September 30, 2003 and 2002, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

Operating Activities

Cash provided by operating activities for the nine month periods ended September 30, 2003 and 2002 was $26.6 million and $27.7 million, respectively, and represents, in each year, cash received primarily from rental income, plus other income, less normal recurring property operating expenses, general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities for the nine month periods ended September 30, 2003 and 2002 was $33.3 million and $39.1 million, respectively, and primarily reflects acquisitions of real estate investments, improvements to existing real estate investments, construction in progress and proceeds from sales of properties, if any, during those periods.

Financing Activities

Cash provided by financing activities for the nine month period ended September 30, 2003 and 2002, was $7.5 million and $10.4 million, respectively. Cash provided by financing activities for the nine month period ended September 30, 2003 primarily reflects:

•	$93.5 million of proceeds received from notes payable during the period; and

•	$12.4 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs ($10.5 million) and the exercise of employee stock options ($1.9 million);

which was partially offset by:

•	the repayment of borrowings on our notes payable totaling $73.6 million; and

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the nine month period totaling $24.1 million.

Cash provided by financing activities for the nine month period ended September 30, 2002 primarily reflects:

•	$42.3 million of proceeds received from notes payable; and

•	$9.5 million of proceeds received from the issuance of common stock and convertible limited partnership units in the Operating Partnership by dividend reinvestment programs.

which was partially offset by:

•	the repayment of borrowings on our notes payable totaling $16.8 million; and

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the nine month period totaling $23.4 million.

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

Management anticipates that during the coming year the Company may: i) redevelop certain of the Shopping Centers, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with proceeds from the Company’s preferred stock issue described below, bank borrowings from the Company’s credit facility, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan, private offering of additional limited partnership interests in the Operating Partnership, private or public offerings of preferred equity securities or debt securities, or other external capital resources available to the Company.

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

As of September 30, 2003, the scheduled maturities of all debt, including scheduled principal amortization, for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
October 1 through December 31, 2003	$2,153
2004	24,800
2005	70,350
2006	9,550
2007	10,327
2008	11,140
Thereafter	272,348

Total	$400,668

Management believes that the Company’s capital resources, including approximately $33,000,000 for general corporate use and $42,500,000 for qualified future acquisitions provided by the Company’s revolving line of credit, which was available for borrowing as of September 30, 2003, will be sufficient to meet its liquidity needs for the foreseeable future.

Preferred Stock Issue

On July 16, 2003, the Company filed a shelf registration statement (the “Shelf Registration Statement”), with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. On November 5, 2003 the Company sold 3,500,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock.

The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after November 5, 2008. The depositary shares will pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 liquidation preference. The first dividend to be paid on January 15, 2004 will be for less than a full quarter and will cover the period from the first date the Company issues and sells the depositary shares through December 31, 2003. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares will generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

The Company has granted the underwriters an over-allotment option to purchase up to an additional 500,000 depositary shares, which is exercisable within 30 days after closing. Net proceeds from the issuance, were approximately $84.3 million and initially were used to fully repay $52.5 million outstanding under the Company’s revolving credit facility and the remaining balance was invested in short-term certificates of deposit. The Company intends to use amounts deposited in short term investments and its $125 million credit facility to fund future developments, expansions and acquisitions.

Dividend Reinvestment and Stock Purchase Plan

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 422,851 and 420,765 shares under the Plan at weighted average discounted prices of $24.03 per share and $21.94 per share, during the nine month periods ended September 30, 2003 and 2002, respectively.

Additionally, the Operating Partnership issued 9,521 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $24.03 per unit during the nine month period ended September 30, 2003.

Capital Strategy and Financing Activity

The Company’s capital strategy is to maintain a ratio of total debt to total asset value of 50% or less, and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Management believes that current total debt remains less than 50% of total asset value.

Management believes that the Company’s current capital resources, which include the Company’s credit line of which $33,000,000 was available for general corporate use and $42,500,000 for qualified future acquisitions as of September 30, 2003, will be sufficient to meet its liquidity needs for the foreseeable future. At September 30, 2003, the Company had fixed interest rates on approximately 84.6% of its total debt outstanding. The fixed rate debt had a weighted average remaining term of approximately 9.2 years.

In August 2003, the Company executed a $8,000,000 fixed-rate mortgage loan. The loan accrues interest at an annual rate of 5.51% and matures in December 2011. The loan is collateralized by Ashburn Village shopping center and requires equal monthly principal and interest payments of $49,175 based upon a 25-year amortization schedule and a balloon payment of $6,465,000 at loan maturity.

Funds From Operations

For the third quarter of 2003, the Company reported Funds From Operations (“FFO”) of $11,584,000. This represents a 4.5% increase over the comparable 2002 period’s FFO of $11,081,000. For the nine months ended September 30, 2003, the Company reported FFO of $32,466,000. This represents a 1.1% decrease over the comparable 2002 period’s FFO of $32,810,000. FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is presented by the Company on a fully converted basis, and is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income, computed in accordance with GAAP, plus minority interests, extraordinary items, real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. FFO should not be considered as an alternative to net income, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of real estate diminishes predictably over time and because industry analysts have accepted it as a performance measure. The Company’s presentation of FFO using the NAREIT definition, may not be comparable to similarly titled measures employed by other REITs. The following table represents a reconciliation from net income to FFO:

Funds From Operations Schedule

(Amounts in thousands)	For the Three Months Ended September 30,
	2003	2002
Net income	$5,012	$3,486
Add:
Minority interests	2,023	2,017
Depreciation and amortization of real property	4,549	5,578

Funds From Operations	$11,584	$11,081

Average Shares and Units Used to Compute FFO per Share	20,883	20,122

Funds From Operations Schedule

(Amounts in thousands)	For the Nine Months Ended September 30,
	2003	2002
Net income	$13,527	$14,303
Subtract:
Gain on Sale of Property	—	-1,426
Add:
Minority interests	6,063	6,051
Depreciation and amortization of real property	12,876	13,882

Funds From Operations	$32,466	$32,810

Average Shares and Units Used to Compute FFO per Share	20,711	19,979

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

Broadlands Village

In March 2002, the Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor. The site is located adjacent to the Claiborne Parkway exit (Exit 5) of the Dulles Greenway, in Loudoun County, Virginia. The Dulles Greenway is the “gateway to Loudoun County,” a 14-mile extension of the Dulles Toll Road, connecting Washington Dulles International Airport with historic Leesburg, Virginia. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. The land is zoned to accommodate approximately 225,000 square feet of neighborhood and community retail development. The Company has substantially completed the initial phase of construction totaling 105,000 square feet of retail space. A 58,000 square foot Safeway supermarket opened October 29, 2003 and anchors the shopping center. The 105,000 square foot first phase is 93% leased.

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

Old Forte Village

On July 28, 2003, the Company acquired Old Forte Village, a 161,000 square foot neighborhood retail center located near the entrance to the Tantallon community at the intersection of Indian Head Highway and East Swan Creed Road in Fort Washington, Maryland. The property is approximately 5 miles south of the Washington Beltway, I-495. The purchase price was $16.5 million. The center is anchored by a newly constructed 58,000 square foot Safeway which opened in March 2003. The balance of the center consists of approximately 50,000 square feet of in-line shop space, constructed primarily in the early 1980’s, 16,000 square feet of pad site buildings and the currently vacant 39,000 square foot former Safeway store. The Company plans to redevelop a portion of the property where the former 39,000 square foot Safeway had been previously operating.

Frederick Land Acquisition

On August 1, 2003, the Company entered into an agreement with an unaffiliated third party to purchase approximately 13 acres of undeveloped land in Frederick, Maryland, which the Company expects to develop into an approximately 100,000 square foot shopping center property. Pursuant to an executed lease, the property will be anchored by an approximately 57,000 square foot Giant Food supermarket. The purchase price for the land is $9,300,000, and we anticipate construction and development costs to be approximately $12,000,000. The purchase of the land and development costs are expected to be funded using the net proceeds of the Company’s November 5, 2003 preferred stock issue. The Company expects construction to commence in the fourth quarter of 2003 with completion anticipated for the fourth quarter of 2004.

Portfolio Leasing Status

At September 30, 2003, the operating portfolio consisted of 30 Shopping Centers and 5 predominantly Office Properties, all of which are located in 7 states and the District of Columbia.

At September 30, 2003, 93.8% of the Company’s 6,430,000 square feet of space was leased to tenants, as compared to 94.3% at September 30, 2002. The shopping center portfolio was 93.8% leased at September 30, 2003 compared to 94.4% at September 30, 2002. The Office

Properties were 93.8% leased at September 30, 2003 compared to 93.9% as of September 30, 2002. The decline in the 2003 period’s leasing percentages compared to the prior year’s period resulted primarily due to approximately 50,000 square feet of vacant space awaiting redevelopment at the recently acquired Old Forte Village shopping center and to a lesser extent, the departure of a restaurant tenant in bankruptcy at Thruway shopping center in Winston-Salem, North Carolina.

Subsequent Events

In November 2003, the Company entered into a commitment to borrow $40,000,000 under three new fifteen year, fixed-rate cross-collateralized loans, with an annual interest rate of 5.94% and monthly principal and interest payments calculated using a 25 year amortization period. A balloon payment of $23,579,000 will be due at maturity. The loans will be secured by the Company’s Broadlands Village, The Glen and Kentlands Square shopping centers. Net proceeds after repayment of debt are expected to total approximately $8,000,000 and will be used to fund future developments, expansions or acquisitions, and general corporate uses.

Results of Operations

The following discussion compares the results of the Company for the three and nine month periods ended September 30, 2003 and 2002, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and the notes related thereto. These financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues for the three-month period ended September 30, 2003 (the “2003 Quarter”), totaled $24,659,000 compared to $23,471,000 for the comparable quarter in 2002 (the “2002 Quarter”), an increase of $1,188,000 (5.1%).

Base rent income was $19,751,000 for the 2003 Quarter, compared to $19,184,000 for the 2002 Quarter, representing an increase of $567,000 (3.0%). The increase was primarily attributable to leases in effect at recently acquired and developed properties: Ashburn Village IV, Kentland Square and Old Forte Village. During the 2003 Quarter, the Company recorded an approximately $495,000 decrease in base rent at 601 Pennsylvania Avenue resulting from the departure of a major tenant whose lease expired during the first quarter of 2003. The major tenant was also paying higher rent under the terms of a short-term lease extension during the prior year period, increasing the magnitude of the variance between periods. The base rent decline at 601 Pennsylvania Avenue was substantially mitigated by the continued lease-up of space at Washington Square (approximately $300,000) and releasing space at several other properties at increased rental rates.

Expense recoveries were $3,303,000 for the 2003 Quarter compared to $3,207,000 for the comparable 2002 Quarter, representing an increase of $96,000 (3.0%). The increase was primarily attributable to the commencement of operations at the newly acquired and developed properties.

Percentage rent was $438,000 in the 2003 Quarter, compared to $446,000 in the 2002 Quarter, a decrease of $8,000 (1.8%).

Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $1,167,000 in the 2003 Quarter, compared to $634,000 in the 2002 Quarter, representing an increase of $533,000 (84.1%). The increase in other income primarily resulted from an approximately $320,000 lease termination payment received from an office tenant at Avenel Business Park and the collection of amounts owed by a former tenant and a tenant in bankruptcy which had been included in the provision for credit losses in years prior.

Operating expenses, consisting primarily of repairs and maintenance, utilities, property payroll, insurance and other property related expenses, increased $212,000 (8.7%) to $2,653,000 in the 2003 Quarter from $2,441,000 in the 2002 Quarter. Approximately two-thirds of the increase resulted from the settlement of a dispute with a former tenant at Crosstown Business Park and related legal expenses. Approximately 30% of the increase resulted from the commencement of operations in tenant spaces not occupied at Washington Square during the previous year’s period.

The provision for credit losses decreased $105,000 (80.2%) to $26,000 in the 2003 Quarter from $131,000 in the 2002 Quarter. The credit loss decrease resulted primarily due to the absence of any significant tenant bankruptcy or collection difficulties in the 2003 Quarter as compared to the 2002 Quarter when the Company established an approximately $85,000 reserve for rents owed by an office tenant in bankruptcy at 601 Pennsylvania Avenue.

Real estate taxes increased $183,000 (9.4%) to $2,130,000 in the 2003 Quarter from $1,947,000 in the 2002 Quarter. Approximately 25% of the increase in real estate tax expense in the 2003 Quarter resulted from increased real estate taxes assessed at 601 Pennsylvania Avenue, while approximately 50% of the increase resulted from taxes paid at recently acquired properties.

Interest expense increased $231,000 (3.6%) to $6,566,000 for the 2003 Quarter from $6,335,000 reported for the 2002 Quarter. The increase resulted primarily from the placement of a new $42.5 million, 15 year, 6.01% fixed rate mortgage replacing Washington Square’s construction loan which charged interest at a variable rate averaging 3.4% during the prior year’s quarter.

Amortization of deferred debt expense increased $21,000 (11.7%) to $201,000 for the 2003 Quarter compared to $180,000 for the 2002 Quarter. The increase resulted primarily from the amortization of additional loan costs associated with refinancing the Company’s unsecured revolving credit facility during the third quarter of 2002.

Depreciation and amortization expense decreased $1,029,000 (18.4%) from $5,578,000 in the 2002 Quarter to $4,549,000 in the 2003 Quarter. The decrease resulted primarily from a charge of approximately $1,311,000 recorded during the 2002 Quarter for assets retired based upon a comprehensive review of real estate asset records and the Company’s revision of the assets’ estimated useful lives.

General and administrative expense, which consists of corporate payroll, administrative and other overhead expenses, increased $143,000 (10.5%) to $1,499,000 for the 2003 Quarter compared to $1,356,000 for the 2002 Quarter. The increase in 2003 expenses compared to 2002 resulted primarily due to increased payroll and related employment expenses (66%) and corporate insurance premiums (16%).

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues for the nine-month period ended September 30, 2003 (the “2003 Period”), totaled $71,755,000 compared to $69,455,000 for the comparable period in 2002 (the “2002 Period”), an increase of $2,300,000 (3.3%).

Base rent income was $57,733,000 for the 2003 Period, compared to $56,532,000 for the 2002 Period, representing an increase of $1,201,000 (2.1%). The increase was primarily attributable to leases in effect at recently acquired and developed properties: Ashburn Village IV, Kentland Square and Old Forte Village. The Company recorded an approximately $2,000,000 decrease in base rent at 601 Pennsylvania Avenue resulting from the departure of a major tenant whose lease expired during the first quarter of 2003. The major tenant was also paying higher rent under the terms of a short-term lease extension during the prior year period, increasing the magnitude of the variance between periods. The base rent decline at 601 Pennsylvania Avenue was substantially mitigated by the continued lease-up of space at Washington Square (approximately $1,130,000) and releasing space at several other properties at increased rental rates.

Expense recoveries were $10,473,000 for the 2003 Period compared to $9,317,000 for the comparable 2002 Period, representing an increase of $1,156,000 (12.4%). Approximately $450,000 (40%) of the increase in expense recovery income resulted from billings to tenants for their share of increased snow removal expenses during the 2003 Period, and approximately 30% of the increase in expense recoveries resulted from the commencement of operations at the newly acquired and developed properties.

Percentage rent was $1,102,000 in the 2003 Period, compared to $1,220,000 in the 2002 Period, a decrease of $118,000 (9.7%). Three properties were primarily responsible for the decrease in percentage rent. Approximately half of the decline occurred at White Oak shopping center where its department store anchor has suffered an 8% decline in sales compared to the prior year’s period. The remainder of the decline occurred at Southside and Thruway where a drug store at each center is paying higher minimum rent in lieu of percentage rent.

Other income, which consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases, was $2,447,000 in the 2003 Period, compared to $2,386,000 in the 2002 Period, representing an increase of $61,000 (2.6%). The increase in other income primarily resulted from increased parking income at Washington Square where office occupancy has stabilized during the completion of the project’s lease-up.

Operating expenses, consisting primarily of repairs and maintenance, utilities, property payroll, insurance and other property related expenses, increased $1,096,000 (15.3%) to $8,261,000 in the 2003 Period from $7,165,000 in the 2002 Period. Unseasonably severe winter weather primarily in the Mid-Atlantic region resulted in snow removal expense in excess of $700,000 in the 2003 Period compared to $50,000 during the 2002 Period. Approximately $130,000 of the increase resulted from the settlement of a dispute with a former tenant at Crosstown Business Park and related legal expenses. The Company also paid increased property insurance premiums of approximately $140,000 during the 2003 Period.

The provision for credit losses decreased $284,000 (70.6%) to $118,000 in the 2003 Period from $402,000 in the 2002 Period. The credit loss decrease resulted primarily due to the absence of any significant tenant bankruptcy or collection difficulties in the 2003 Period as compared to the 2002 Period when the Company established reserves for two office tenants in bankruptcy and a reserve for a rent dispute with another office tenant.

Real estate taxes increased $474,000 (8.0%) to $6,391,000 in the 2003 Period from $5,917,000 in the 2002 Period. Approximately 40% of the increase in real estate tax expense in the 2003 Period resulted from the commencement of operations at the newly acquired and developed properties. Approximately 30% of the real estate tax increase resulted from increased real estate taxes assessed at 601 Pennsylvania Avenue.

Interest expense increased $769,000 (4.1%) to $19,526,000 for the 2003 Period from $18,757,000 reported for the 2002 Period. The increase resulted primarily from the placement of a new $42.5 million, 15 year, 6.01% fixed rate mortgage replacing Washington Square’s construction loan which charged interest at a variable rate averaging 3.5% during the prior year’s period.

Amortization of deferred debt expense increased $94,000 (18.7%) to $598,000 for the 2003 Period compared to $504,000 for the 2002 Period. The increase primarily resulted from the amortization of additional loan costs associated with refinancing the Company’s unsecured revolving credit facility during the third quarter of 2002.

Depreciation and amortization expense decreased $1,006,000 (7.2%) from $13,882,000 in the 2002 Period to $12,876,000 in the 2003 Period. The decrease resulted primarily from a charge of approximately $1,311,000 recorded during the 2002 Period for assets retired based upon a comprehensive review of real estate asset records and the Company’s revision of the assets’ estimated useful lives.

General and administrative expense, which consists of corporate payroll, administrative and other overhead expenses, increased $495,000 (12.7%) to $4,395,000 for the 2003 Period compared to $3,900,000 for the 2002 Period. The increase in 2003 expenses compared to 2002 resulted in part from increased payroll and related employment expenses (50%), increased corporate insurance premiums (18%), data processing expenses (13%) and office rent (9%).

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of September 30, 2003, the Company had variable rate indebtedness totaling $61,518,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at September 30, 2003 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $615,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of September 30, 2003, the Company had fixed rate indebtedness totaling $339,150,000. If interest rates on the Company’s fixed rate debt instruments at September 30, 2003 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $20,397,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer and its Senior Vice President, Chief Financial Officer, Secretary and Treasurer, and its Vice President and Controller (acting Chief Accounting Officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President, Chief Financial Officer, Secretary and Treasurer and its Vice President and Controller (acting Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2003.

During the three months ended September 30, 2003, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership is filed herewith.

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

Reports on Form 8-K

A Form 8-K dated August 5, 2003 was furnished to the SEC on August 6, 2003 in response to Items 7 and 12 to furnish a press release announcing the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: November 14, 2003	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: November 14, 2003	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: November 14, 2003	/s/ Richard R. Meiburger
Richard R. Meiburger Vice President, Controller (acting principal accounting officer)