Form 10-K
period 2003-12-31
SAUL CENTERS INC
filed 2004-03-15
CIK 907254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland 20814-6522

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of February 27, 2004 was 15,988,877.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2003 was $251,581,000.

PART I

Item 1.	Business

General

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

The Company’s principal business activity is the ownership, management and development of income-producing properties. The Company’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate.

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties, including seven properties during 2002 and 2003. In November 2003, the Company acquired approximately 13 acres of undeveloped land in Frederick, Maryland where it is developing Shops at Monocacy, a 102,000 square foot grocery anchored neighborhood shopping center. The property was approximately 60% pre-leased at purchase. In October 2003, the Company completed the first phase of the Broadlands Village development, a grocery anchored neighborhood shopping center in Loudoun County, Virginia. In July 2003, the Company purchased Olde Forte Village, a grocery anchored neighborhood shopping center in Fort Washington, Maryland. In November 2002, the Company purchased a 19 acre parcel of land in the Lansdowne community in Loudoun County, Virginia. The Company plans to develop the Lansdowne parcel into a grocery anchored neighborhood shopping center. In September 2002, the Company purchased 109,642 square feet of retail space known as Kentlands Square. In the summer of 2002, the Company completed development of Ashburn Village IV, an in-line retail and pad building expansion to the Ashburn Village shopping center. In June 2002, the Company purchased Clarendon Center for future redevelopment. As of December 31, 2003, the Company’s properties (the “Current Portfolio Properties”) consisted of 31 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and three development and/or redevelopment properties.

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

The following diagram depicts the Company’s organizational structure as of December 31, 2003.

[GRAPHIC]

Management of the Current Portfolio Properties

The Partnerships manage the Current Portfolio Properties and will manage any subsequently acquired properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Partnerships provide each property with a fully integrated property management capability, with approximately 50 employees and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

The Company augments its property management capabilities by sharing with The Saul Organization certain ancillary functions, at cost, such as computer and payroll services, benefits administration and in-house legal services. The Company also shares insurance administration expenses on a pro rata basis with The Saul Organization. Management believes that these arrangements result in lower costs than could be obtained by contracting with third parties. These arrangements permit the Company to capture greater economies of scale in purchasing from third party vendors than would otherwise be available to the Company alone and to capture internal economies of scale by avoiding payments representing profits with respect to functions provided internally. The terms of all sharing arrangements with The Saul Organization, including payments related thereto, are reviewed periodically by the Audit Committee of the Company’s Board of Directors.

The Company’s corporate headquarters lease commenced in March 2002 and is a sublease of office space from The Saul Organization at its cost. A discussion of the lease terms are provided in Note 6, Long Term Lease Obligations, of the Notes to Consolidated Financial Statements.

Principal Offices

The principal offices of the Company are located at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland 20814-6522, and the Company’s telephone number is (301) 986-6200. The Company’s internet web address is www.saulcenters.com.

Policies with Respect to Certain Activities

The following is a discussion of the Company’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been determined by the Board of Directors and, in general, may be amended or revised from time to time by the Board of Directors without a vote of the Company’s stockholders.

Operating Strategies

The Company’s primary operating strategy is to focus on its community and neighborhood shopping center business and to operate its properties to achieve both cash flow growth and capital appreciation. Community and neighborhood shopping centers typically provide reliable cash flow and steady long-term growth potential. Management intends to actively manage its property portfolio by engaging in strategic leasing activities, tenant selection, lease negotiation and shopping center expansion and reconfiguration. The Company seeks to optimize tenant mix by selecting tenants for its shopping centers that provide a broad spectrum of goods and services, consistent with the role of community and neighborhood shopping centers as the source for day-to-day necessities. Management believes that such a synergistic tenanting approach results in increased cash flow from existing tenants by providing the Shopping Centers with consistent traffic and a desirable mix of shoppers, resulting in increased sales and, therefore, increased cash flows.

Management believes there is potential for growth in cash flow as existing leases for space in the Shopping Centers expire and are renewed, or newly available or vacant space is leased. The Company intends to renegotiate leases where possible and seek new tenants for available space in order to maximize this potential for increased cash flow. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants with the goal of increasing cash flow. In those circumstances in which leases are not otherwise expiring, management selectively attempts to increase cash flow through a variety of means, or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions, in its leases.

The Shopping Centers contain undeveloped parcels within the centers which are suitable for development as free-standing retail facilities, such as restaurants, banks or auto centers. Management will continue to seek desirable tenants for facilities to be developed on these sites and to develop and lease these sites in a manner that complements the Shopping Centers in which they are located.

The Company will also seek growth opportunities in its Washington, DC metropolitan area office portfolio, primarily through development and redevelopment. Management also intends to negotiate lease renewals or to re-lease available space in the Office Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 2003 and 2002, the Company was involved in predevelopment and/or development of ten of its properties. The Company will continue its practice of expanding existing properties by undertaking new construction on out parcels suitable for development as free standing retail or office facilities.

Investment in Real Estate or Interests in Real Estate

The Company’s redevelopment and renovation objective is to selectively and opportunistically redevelop and renovate its properties, by replacing leases with below market rents with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company’s strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail redevelopments and renovations.

Management believes that attractive acquisition and development opportunities for investment in existing and new shopping center properties will continue to be available. Management believes that the Company will be well situated to take advantage of these opportunities because of its access to capital markets, as evidenced by the Company’s successful $100 million preferred stock offering in November 2003, ability to acquire properties or undeveloped land, either for cash or securities (including Operating Partnership interests in tax advantaged transactions) and because of management’s experience in seeking out, identifying and evaluating potential acquisitions. In addition, management believes its shopping center expertise should permit it to optimize the performance of shopping centers once they have been acquired.

Management also believes that opportunities exist for investment in new office properties. It is management’s view that several of the office sub-markets in which the Company operates have very attractive supply/demand characteristics. The Company will continue to evaluate new office development and redevelopment as an integral part of its overall business plan.

In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including (i) the location and accessibility of the property; (ii) the geographic area (with an emphasis on the Washington, DC/Baltimore metropolitan area) and demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) the size of the property; (iv) the purchase price; (v) the non-financial terms of the proposed acquisition; (vi) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (vii) the “fit” of the property with the Company’s existing portfolio; (viii) the potential for, and current extent of, any environmental problems; (ix) the current and historical occupancy rates of the property or any comparable or competing properties in the same market; (x) the quality of construction and design and the current physical condition of the property; (xi) the financial and other characteristics of existing tenants and the terms of existing leases; and (xii) the potential for capital appreciation.

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area. In January 2004, the Company acquired a 3.4 acre site, adjacent to the Company’s Kentlands Square property, where it plans to develop retail and office improvements. In February 2004, the Company acquired a 121,000 square foot neighborhood shopping center in Boca Raton, Florida anchored by Publix, the dominant grocer in South Florida, in addition to another February 2004 acquisition of a 130,000 square foot grocery anchored neighborhood shopping center in Loudoun County, Virginia.

The Company intends to engage in such future investment or development activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes and that will not make the Company an investment company under the Investment Company Act of 1940, as amended. Equity investments in acquired properties may be subject to existing mortgage financings and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments.

Investments in Real Estate Mortgages

While the Company’s current portfolio of, and its business objectives emphasize, equity investments in commercial and neighborhood shopping centers and office properties, the Company may, at the discretion of the Board of Directors, invest in mortgages, participating or convertible mortgages, deeds of trust and other types of real estate interests consistent with its qualification as a REIT. However, the Company does not presently intend to invest in real estate mortgages.

Investments in Securities of or Interests in Persons Engaged in Real Estate Activities and Other Issues

Subject to the tests necessary for REIT qualification, the Company may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Dispositions

The Company does not currently intend to dispose of any of its properties, although the Company reserves the right to do so if, based upon management’s periodic review of the Company’s portfolio, the Board of Directors determines that such action would be in the best interest of the Company’s stockholders. Any decision to dispose of a property will be made by the Board of Directors.

Capital Policies

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2003.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable.

The Company intends to finance future acquisitions and developments and to make debt repayments by utilizing the sources of capital then deemed to be most advantageous. Such sources may include undistributed operating cash flow, secured or unsecured bank and institutional borrowings, proceeds from the Company’s Dividend Reinvestment and Stock Purchase Plan, proceeds from the sale of properties and private and public offerings of debt or equity securities. Borrowings may be at the Operating Partnership or Subsidiary Partnerships’ level and securities offerings may include (subject to certain limitations) the issuance of Operating Partnership interests convertible into common stock or other equity securities.

Other Policies

The Company has authority to offer equity or debt securities in exchange for property and to repurchase or otherwise acquire its common stock or other securities in the open market or otherwise, and may engage in such activities in the future. The Company expects, but is not obligated, to issue common stock to holders of units of the Partnership upon exercise of their redemption rights. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issues other than the Partnership and does not intend to do so. The Company has not made any loans to third parties, although the Company may in the future make loans to third parties.

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

With respect to acquisitions and developments, this competition may reduce properties available for acquisition or development or increase prices for raw land or developed properties of the type in which the Company invests. The Company faces competition in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If the Company’s tenants decide not to renew or extend their leases upon expiration, the Company may not be able to re-let the space. Even if the tenants do renew or the Company can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space. This risk may be magnified if the properties owned by our competitors have lower occupancy rates than the Company’s properties. As a result, these competitors may be willing to make space available at lower prices than the space in the Current Portfolio Properties.

Management believes that success in the competition for ownership and leasing property is dependent in part upon the geographic location of the property, the tenant mix, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors impacting the Company’s properties include the ease of access to the properties, the adequacy of related facilities such as parking, and the demographic characteristics in the markets in which the properties compete. Overall economic circumstances and trends and new properties in the vicinity of each of the Current Portfolio Properties are also competitive factors.

Finally, retailers at our Shopping Centers face increasing competition from outlet stores, discount shopping clubs and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition may reduce percentage rents payable to us and may contribute to lease defaults or insolvency of tenants.

Environmental Matters

The Current Portfolio Properties are subject to various laws and regulations relating to environmental and pollution controls. The impact upon the Company of the application of such laws and regulations either prospectively or retrospectively is not expected to have a materially adverse effect on the Company’s property operations. As a matter of policy, the Company requires an environmental study be performed with respect to a property that may be subject to possible environmental hazards prior to its acquisition to ascertain that there are no material environmental hazards associated with such property.

Employees

As of February 27, 2004, the Company employed approximately 50 persons, including six leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

2003 Property Acquisitions, Developments and Redevelopments.

A significant contributor to the Company’s sustained historical internal growth in shopping centers has been its continuing program of renovation, redevelopment and expansion activities. These development activities reposition the Company’s centers to be competitive in the current retailing environment. The redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During 2003, the Company acquired an operating shopping center with plans to redevelop a portion of this property, completed the construction of a grocery anchored shopping center and acquired a development parcel. In addition, three development parcels, all in the Northern Virginia suburbs of Washington, DC containing 44 acres of land with existing zoning to develop over 600,000 square feet of retail and mixed-use commercial space were acquired in 2002. Approximately 100,000 square feet of this 600,000 square feet has been developed and placed into operations with the remainder available for future development.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center contains approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company plans to redevelop in 2004. The Company has filed for permits and plans to begin redevelopment in March 2004. The Company expects total redevelopment costs, including the initial property acquisition cost, to be approximately $22 million and projects completion of the redevelopment in the fall of 2004. Olde Forte Village is currently 67% leased.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase is planned to commence in March 2004. The Company expects total development costs of both phases, including the land acquisition, to be approximately $22 million and projects substantial completion of phase two of the center in the fall of 2004. The second phase is currently 12% pre-leased.

Thruway

During the fourth quarter of 2003, the Company commenced a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development includes replacing a former 6,100 square foot single-tenant pad building with a new multi-tenant building. Leases have been executed for 52% of the new space, including Ann Taylor Loft and Chico’s. This $2.5 million expansion is projected to be substantially completed in the spring of 2004.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December of a 102,000 square foot shopping center to be anchored by a 57,000 square foot Giant grocery store. The Company expects total development costs, including the land acquisition, to be approximately $21.3 million and projects substantial completion of the center in the fall of 2004. The property is currently 63% pre-leased.

Kentlands Square

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company plans to build a 41,300 square foot retail/office property comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites. Construction is expected to commence in spring 2004. Development costs, including the land acquisition, are projected to total $7.1 million, and substantial completion of the project is scheduled for the fall of 2004.

2004 Property Acquisitions, Developments and Redevelopments.

Countryside

In mid-February 2004, the Company completed the acquisition of the 130,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center is 95% leased and was acquired for a purchase price of $29.7 million.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in an attractive demographic area of South Florida. The center, constructed in 1988, is 90% leased and anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Item 2.	Properties

Overview

The Company is the owner and operator of a real estate portfolio composed of 36 properties as of December 31, 2003, totaling approximately 6,500,000 square feet of gross leasable area (“GLA”) and located primarily in the Washington, DC/Baltimore metropolitan area. The portfolio is composed of 31 neighborhood and community Shopping Centers, and five predominantly Office Properties totaling approximately 5,300,000 and 1,200,000 square feet of GLA, respectively. Only the United States Government (4.1%), a tenant of six properties and Giant Food (5.7%), a tenant of eight Shopping Centers, individually accounted for more than 2.4% of the Company’s total revenues for the year ending December 31, 2003. With the exception of four development parcels purchased in 2003 and 2002, eight Shopping Center properties and a portion of one Office Property purchased or developed during the past seven years, the Company’s Current Portfolio Properties consist of seasoned properties that have been owned and managed by The Saul Organization for 15 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See “Item 1. Business—Operating Strategies” and “Business—Capital Policies.”

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

The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2003 average estimated population within a one and three-mile radius of the Shopping Centers is approximately 28,000 and 118,000, respectively. The 2003 average household income within the one and three-mile radius of the Shopping Centers is approximately $86,000 and $90,000, respectively compared to a national average of $57,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Centers range in size from 5,000 to 561,000 square feet of GLA, with seven in excess of 300,000 square feet, and an average of approximately 170,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Nineteen of the 31 Shopping Centers are anchored by a grocery store. As of February 27, 2004, no single property accounted for more than 8.6% of the Portfolio Properties’ GLA.

The Office Properties

Four of the five Office Properties are located in the Washington, DC metropolitan area and contain an aggregate GLA of approximately 1,007,000 square feet, comprised of 920,000 and 87,000 square feet of office and retail space, respectively. The fifth office property is located in Tulsa, Oklahoma and contains GLA of 197,000 square feet. The Office Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. As a consequence, management believes that the Washington, DC area office properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, DC market and do not compete with one another.

Management believes that the Washington, DC office market is one of the strongest and most stable leasing markets in the nation, with relatively low vacancy rates in comparison to other major metropolitan areas. Management believes that the long-term stability of this market is attributable to the status of Washington, DC as the nation’s capital and to the presence of the Federal government, international agencies, and an expanding private sector job market. 601 Pennsylvania Avenue is a nine-story, 226,000 square foot Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime location in downtown Washington, DC. Van Ness Square is a six-story, 156,000 square foot office/retail building which was redeveloped in 1990. Van Ness Square is located in a highly developed commercial area of Northwest Washington, DC which offers extensive retail and restaurant amenities. Washington Square at Old Town is a 235,000 square foot Class A mixed-use office/retail complex completed in 2000 and located on a two-acre site along Alexandria’s main street, North Washington Street, in historic Old Town Alexandria, Virginia. Avenel Business Park is a research park located in the suburban Maryland, I-270 biotech corridor. The business park consists of twelve one-story buildings built in six phases, completed in 1981, 1985, 1989, 1998, 1999 and 2000.

Crosstown Business Center is a 197,135 square foot flex office/warehouse property located in Tulsa, Oklahoma. The property is located in close proximity to Tulsa’s international airport and major roadways and has attracted tenants requiring light industrial and distribution facilities.

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2003

	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased
Property					Dec-2003	Dec-2002	Anchor / Significant Tenants
Shopping Centers
Ashburn Village I, II & III	Ashburn, VA	185,537	1994 / 00 / 01	23.3	98%	100%	Giant Food, Reston Hospital Center, Blockbuster
Ashburn Village IV	Ashburn, VA	25,790	2000 / 02	3.1	100%	84%	Long & Foster
Beacon Center	Alexandria, VA	352,915	1972 (1993/99)	32.3	100%	100%	Lowe’s, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot
Belvedere	Baltimore, MD	54,941	1972	4.8	95%	95%	Food King
Boulevard	Fairfax, VA	56,350	1994 (1999)	5.0	100%	100%	Danker Furniture, Petco, Panera Bread, Party City
Broadlands Village	Loudoun County, VA	104,492	2003	24.0	100%	n / a	Safeway
Clarendon	Arlington, VA	6,940	1973	0.5	100%	100%
Clarendon Station	Arlington, VA	4,868	1996	0.1	100%	100%
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%
French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	95%	94%	Burlington Coat Factory, Bed Bath & Beyond, Famous Footwear, Lakeshore Learning Center, BridesMart, Staples, Dollar Tree
Germantown	Germantown, MD	26,241	1992	2.7	90%	82%
Giant	Baltimore, MD	70,040	1972 (1990)	5.0	100%	100%	Giant Food
The Glen	Lake Ridge, VA	112,639	1994	14.7	93%	87%	Safeway Marketplace
Great Eastern	District Heights, MD	255,398	1972 (1995)	23.9	99%	99%	Giant Food, Pep Boys, Big Lots, Run N’ Shoot
Hampshire Langley	Langley Park, MD	131,700	1972 (1979)	9.9	100%	100%	Safeway, Blockbuster
Kentlands Square	Gaithersburg, MD	109,922	2002	11.5	100%	100%	Lowe’s
Leesburg Pike	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	95%	Party Depot, CVS Pharmacy, Kinko’s, Hollywood Video
Lexington Mall	Lexington, KY	314,535	1974	30.0	58%	58%	Dillard’s
Lumberton Plaza	Lumberton, NJ	193,544	1975 (1992/96)	23.3	97%	96%	SuperFresh, Rite Aid, Blockbuster, Ace Hardware
Olde Forte Village	Ft. Washington, MD	160,990	2003	16.0	67%	n / a	Safeway
Olney	Olney, MD	53,765	1975 (1990)	3.7	100%	100%	Rite Aid
Ravenwood	Baltimore, MD	85,958	1972	8.0	98%	100%	Giant Food, Hollywood Video
Seven Corners	Falls Church, VA	560,998	1973 (1994-7)	31.6	99%	99%	Home Depot, Shoppers Club, Michaels, Barnes & Noble, Ross Dress For Less, G Street Fabrics, Off-Broadway Shoes

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2003

	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)		Percentage Leased
Property						Dec-2003	Dec-2002	Anchor / Significant Tenants
Shopping Centers (continued)
Shops at Fairfax	Fairfax, VA	68,743	1975 (1993/99)	6.7		100%	100%	Super H Mart, Blockbuster
Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6		97%	95%	Giant Food, Home Depot, Circuit City, Michaels, Marshalls, PetSmart, Value City Furniture
Southside Plaza	Richmond, VA	341,891	1972	32.8		95%	93%	CVS Pharmacy, Community Pride Supermarket, Maxway
South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6		100%	100%	MacFrugals, Pep Boys, The Emory Clinic, Maxway
Thruway	Winston-Salem, NC	338,774	1972 (1997)	30.5		90%	92%	Harris Teeter, Fresh Market, Bed Bath & Beyond, Stein Mart, Eckerd Drugs, Borders Books, Blockbuster
Village Center	Centreville, VA	143,109	1990	17.2		100%	98%	Giant Food, Tuesday Morning, Blockbuster
West Park	Oklahoma City, OK	76,610	1975	11.2		72%	57%	Drapers Market, Family Dollar
White Oak	Silver Spring, MD	480,156	1972 (1993)	28.5		100%	100%	Giant Food, Sears, Rite Aid, Blockbuster

	Total Shopping Centers	5,328,355		478.1		94.1%	93.9%

Office Properties
Avenel Business Park	Gaithersburg, MD	388,684	1981-2000	37.1		100%	98%	General Services Administration, VIRxSYS, Boston Biomedica, Broadsoft, Arrow Financial, Quanta Systems
Crosstown Business Center	Tulsa, OK	197,135	1975 (2000)	22.4		93%	93%	Compass Group, Roxtec, Outdoor Inovations, Auto Panels Plus, Gofit, Freedom Express
601 Pennsylvania Ave	Washington, DC	226,604	1973 (1986)	1.0		100%	91%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Pharmaceutical Care Mgmt Assn, Freedom Forum, Capital Grille
Van Ness Square	Washington, DC	156,493	1973 (1990)	1.2		87%	92%	INTELSAT, Team Video Intl, Office Depot, Pier 1
Washington Square	Alexandria, VA	234,775	1975 (2000)	2.0		93%	88%	Vanderweil Engineering, World Wide Retail Exch., EarthTech, Thales, New American Schools, Trader Joe’s, Kinko’s, Talbot’s, Blockbuster

	Total Office Properties	1,203,691		61.7		95.8%	92.9%

	Total Portfolio	6,532,046		539.8	(a)	94.4%	93.8%

(a)	The Company purchased 13 acres of vacant land in Frederick, Maryland which is being developed as Shops at Monocacy. The 102,000 square foot shopping center is under construction, is approximately 60% preleased and is expected to be operational November 2004. The Company also purchased 19 acres of vacant land in the Lansdowne community in Loudoun County, Virginia and a 1.25 acre site in the Clarendon area of Arlington, Virginia, as future development and redevelopment properties.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the shares of common stock as reported by the New York Stock Exchange for each quarter of 2003 and 2002 were as follows:

Period	Share Price
	High	Low
October 1, 2003 – December 31, 2003	$29.04	$26.62
July 1, 2003 – September 30, 2003	$27.95	$25.75
April 1, 2003 – June 30, 2003	$26.55	$23.59
January 1, 2003 – March 31, 2003	$24.10	$21.97

October 1, 2002 – December 31, 2002	$24.51	$22.52
July 1, 2002 – September 30, 2002	$25.40	$21.91
April 1, 2002 – June 30, 2002	$25.90	$22.13
January 1, 2002 – March 31, 2002	$22.55	$21.02

On February 27, 2004, the closing price was $27.90.

Holders

The approximate number of holders of record of the common stock was 405 as of February 27, 2004.

Dividends and Distributions

Under the Code, REIT’s are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2003 and 2002. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $32,257,000 in 2003 and $31,100,000 in 2002. See Notes to Financial Statements, No. 14, “Distributions.” The Company made no payments in 2003 or 2002 to preferred stockholders. The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

The Company’s estimate of cash flow available for distributions is believed to be based on reasonable assumptions and represents a reasonable basis for setting distributions. However, the actual results of operations of the Company will be affected by a variety of factors, including actual rental revenue, operating expenses of the Company, interest expense, general economic conditions, federal, state and local taxes (if any), unanticipated capital expenditures, the adequacy of reserves and preferred dividends. While the Company intends to continue paying regular quarterly distributions, any future payments will be determined solely by the Board of Directors and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution requirements required to maintain its status as a REIT under the Code, and such other factors as the Board of Directors deems relevant. We are obligated to pay regular quarterly distributions to holders of depositary shares of Series A preferred stock at the rate of $2.00 per annum per depositary share, prior to distributions on the common stock.

The Company paid four quarterly distributions in the amount of $0.39 per common share, during each of the years ended December 31, 2003, 2002 and 2001, totaling $1.56 per common share for each of these years. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. The Company has determined that 82.3% of the total $1.56 per common share paid in calendar year 2003 represents currently taxable dividend income to the stockholders, while the balance of 17.7% is considered return of capital. For the years 2002 and 2001, of the $1.56 per common share dividend paid in each year, 93.5% and 89.5%, was taxable dividend income and 6.5% and 10.5%, was considered return of capital, respectively. No assurance can be given regarding what portion, if any, of distributions in 2004 or subsequent years will constitute a return of capital for federal income tax purposes.

Item 6.	Selected Financial Data

The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report. The historical selected financial data have been derived from audited financial statements for all periods.

Saul Centers, Inc.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Total revenue	$97,884	$93,963	$86,308	$79,029	$73,791
Operating expenses	70,738	67,753	60,925	56,915	53,124

Operating income	27,146	26,210	25,383	22,114	20,667
Non-operating income (loss) Gain on sale of property	182	1,426	0	0	553

Income before minority interests	27,328	27,636	25,383	22,114	21,220
Minority interests	(8,086)	(8,070)	(8,069)	(8,069)	(7,923)

Net income	19,242	19,566	17,314	14,045	13,297
Preferred dividends	(1,244)	0	0	0	0

Net income available to common stockholders	$17,998	$19,566	$17,314	$14,045	$13,297

Per Share Data (basic and diluted):
Net income available to common stockholders before minority interests	$1.25	$1.38	$1.31	$1.18	$1.17

Net income available to common stockholders	$1.15	$1.31	$1.22	$1.03	$1.01

Basic and Diluted Shares Outstanding
Weighted average common shares - basic	15,591	14,865	14,210	13,623	13,100
Effect of dilutive options	17	22	0	0	0

Weighted average common shares - diluted	15,608	14,887	14,210	13,623	13,100
Weighted average convertible limited partnership units	5,182	5,172	5,172	5,172	5,048

Weighted average common shares and fully converted limited partnership units - diluted	20,790	20,059	19,383	18,796	18,148

Dividends Paid :
Cash dividends to common stockholders (1)	$24,171	$23,030	$21,998	$21,117	$20,308

Cash dividends per share	$1.56	$1.56	$1.56	$1.56	$1.56

Balance Sheet Data :
Real Estate Investments (net of accumulated depreciation)	$387,292	$353,628	$317,881	$308,829	$277,311
Total assets	471,616	388,687	346,403	334,450	299,665
Total debt, including accrued interest	359,051	382,619	353,554	344,686	311,114
Preferred stock	100,000	0	0	0	0
Total stockholders’ equity (deficit)	92,643	(13,267)	(24,123)	(31,155)	(31,859)
Other Data
Cash flow provided by ( used in ) :
Operating activities	$36,373	$37,499	$31,834	$32,781	$31,645
Investing activities	$(48,131)	$(49,105)	$(21,800)	$(43,426)	$(36,920)
Financing activities	$55,693	$11,110	$(10,001)	$11,460	$3,837
Funds from operations (2)
Net income available to common shareholders	$17,998	$19,566	$17,314	$14,045	$13,297
Minority Interests	8,086	8,070	8,069	8,069	7,923
Depreciation and amortization of real property	17,838	17,821	14,758	13,534	12,163
Gain on sale of property	(182)	(1,426)	0	0	(553)

Funds from operations	$43,740	$44,031	$40,141	$35,648	$32,830

(1)	For the years 2003, 2002, 2001, 2000 and 1999, shareholders reinvested $13,349, $12,882, $11,976, $7,984 and $7,162, in newly issued common stock by operation of the Company’s dividend reinvestment plan, respectively.

(2)	Funds From Operations (FFO) is a non-GAAP financial measure. For a definition of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 21, discusses the Company’s results of operations for the past two years. Beginning on page 24, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 32, the Company discusses funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto appearing in Item 8 of this report and the subsection captioned “Forward-Looking Statements” below. Historical results set forth in Selected Financial Information, the Financial Statements and Supplemental Data included in Item 6 and Item 8 and this section should not be taken as indicative of the Company’s future operations.

Overview

The Company’s principal business activity is the ownership, management and development of income-producing properties. The Company’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate.

The Company’s primary operating strategy is to focus on its community and neighborhood shopping center business and to operate its properties to achieve both cash flow growth and capital appreciation. Management believes there is potential for growth in cash flow as existing leases for space in the Shopping Centers expire and are renewed, or as newly available or vacant space is leased. The Company intends to renegotiate leases where possible and seek new tenants for available space in order to maximize this potential for increased cash flow. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants with the goal of increasing cash flow. In those circumstances in which leases are not otherwise expiring, management selectively attempts to increase cash flow through a variety of means, or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions, in its leases.

The Company’s redevelopment and renovation objective is to selectively and opportunistically redevelop and renovate its properties by replacing leases with below market rents with strong, traffic-generating anchor stores, such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company’s strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail redevelopments and renovations.

Management believes that attractive acquisition and development opportunities for investment in existing and new shopping center properties will continue to be available from time to time. Management believes that the Company’s capital structure will enable it to take advantage of these opportunities as they arise. In addition, management believes its shopping center expertise should permit it to optimize the performance of shopping centers once they have been acquired.

Management also believes that opportunities may arise for investment in new office properties. It is management’s view that several of the office sub-markets in which the Company operates have attractive supply/demand characteristics. The Company will continue to evaluate new office development and redevelopment as an integral part of its overall business plan.

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area. In January 2004, the Company acquired a 3.4 acre site, adjacent to the Company’s Kentlands Square property, where it plans to develop retail and office improvements. In February 2004, the Company acquired a 121,000 square foot neighborhood shopping center in Boca Raton, Florida anchored by Publix, the dominant grocer in South Florida in addition to another February 2004 acquisition of a 130,000 square foot grocery anchored neighborhood shopping center in Loudoun County, Virginia.

Critical Accounting Policies

The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Company’s financial statements and the reported amounts of revenue and expenses during the reporting periods. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. Below is a discussion of accounting policies which the Company considers critical in that they may require judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which the Company considers significant, including further discussion of the critical accounting policies described below, can be found in the notes to the Consolidated Financial Statements.

Real Estate Investments

Real estate investment properties are stated at historic cost basis less depreciation. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with GAAP, they do not report the current value of the Company’s real estate assets. The purchase price of real estate assets acquired is allocated between land, building and in-place acquired leases based on the relative fair values of the components at the date of acquisition. Buildings are depreciated on a straight-line basis over their estimated useful lives of 35 to 50 years. Intangibles associated with acquired in-place leases are amortized over the remaining base lease terms.

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

When incurred, the Company capitalizes the cost of improvements that extend the useful life of property and equipment and all repair and maintenance expenditures are expensed.

Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations.

In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements. Leasehold improvements are amortized over the lives of the related leases using the straight-line method.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating successful leases are capitalized and amortized over the initial base term of the leases. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions.

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

Allowance for Doubtful Accounts - Current and Deferred Receivables

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. In addition to rents due currently, accounts receivable include amounts representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. Reserves are established with a charge to income for tenants whose rent payment history or financial condition casts doubt upon the tenant’s ability to perform under its lease obligations.

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

Results of Operations

Revenue

(dollars in thousands)	For the year ended December 31,			Percentage Change
	2003	2002	2001	2003 to 2002	2002 to 2001
Revenue
Base rent	$78,167	$75,699	$69,662	3.3%	8.7%
Expense recoveries	14,438	12,680	11,456	13.9%	10.7%
Percentage rent	1,695	1,850	2,113	(8.4%)	(12.4)%
Other	3,584	3,734	3,077	(4.0%)	21.4%

Total	$97,884	$93,963	$86,308	4.2%	8.9%

Base rent. The increase in base rent for 2003 versus 2002 was primarily attributable to leases in effect at recently acquired and developed properties: Ashburn Village IV, Kentlands Square and Olde Forte Village (approximately $1,890,000), the continued lease-up of space at Washington Square (approximately $1,200,000), and releasing space at several other properties at rental rates higher than expiring rental rates.

This increase was partially offset by an approximately $1,920,000 decrease in base rent at 601 Pennsylvania Avenue resulting from the departure of a major tenant whose lease expired during the first quarter of 2003. The major tenant was also paying higher rent under the terms of a short-term lease extension during the prior year, increasing the magnitude of the variance between periods. By December 31, 2003, the former tenant’s space was re-leased and 601 Pennsylvania Avenue was 100% leased.

The increase in base rent for 2002 versus 2001 was primarily attributable to leases in effect at recently acquired and developed properties: Washington Square, Ashburn Village III & IV, Crosstown Business Center and French Market (40% of increase), a major tenant paying higher rent under the terms of a short-term lease extension at 601 Pennsylvania Avenue (30% of increase), and releasing space at several other properties at increased rental rates (30% of increase).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The increase in expense recoveries for 2003 versus 2002 was primarily attributable to income resulting from billings to tenants for their share of increased snow removal expenses during 2003 (25% of increase) and the commencement of operations at the newly acquired and developed properties (28% of increase).

The increase in expense recoveries for 2002 versus 2001 was primarily attributable to the commencement of operations at the newly developed and redeveloped properties (45% of increase), while the balance of the increase resulted from improved occupancy and increases in recoverable property tax expense.

Percentage rent. Percentage rent is rental income calculated on the portion of a tenant’s revenues that exceed a specified breakpoint. The decrease in percentage rent for 2003 versus 2002 was primarily attributable to reduced sales reported by the grocery store and a pad building tenant at Beacon Center (27% of decrease) and a drug store tenant at each of Southside Plaza (27% of decrease) and Thruway (20% of decrease) paying higher minimum rent in lieu of percentage rent.

The decrease in percentage rent for 2002 versus 2001 was primarily attributable to the positioning of Lexington Mall for redevelopment (40% of decrease) and lower sales revenue over the prior year reported by a restaurant tenant at French Market (20% of decrease).

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases. The decrease in other income for 2003 versus 2002 resulted primarily from a $365,000 decrease in lease termination payments compared to the prior year. The increase in other income for 2002 versus 2001 resulted primarily from a $500,000 increase in lease termination payments compared to the prior year, approximately half of which was recognized at Washington Square, and a $300,000 increase in parking income due to the lease-up of office space at Washington Square.

Operating Expenses

(dollars in thousands)	For the year ended December 31,			Percentage Change
	2003	2002	2001	2003 to 2002	2002 to 2001
Operating expenses:
Property operating expenses	$11,363	$10,115	$8,503	12.3%	19.0%
Provision for credit losses	171	421	617	(59.4)%	(31.8)%
Real estate taxes	8,580	8,021	7,226	7.0%	11.0%
Interest expense	25,772	25,113	24,920	2.6%	0.8%
Amortization of deferred debt	801	725	566	10.5%	28.1%
Depreciation and amortization	17,838	17,821	14,758	0.1%	20.8%
General and administrative	6,213	5,537	4,335	12.2%	27.7%

Total	$70,738	$67,753	$60,925	4.4%	11.2%

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses for 2003 versus 2002 resulted primarily from an increase in snow removal expense of $650,000 due to unseasonably severe winter weather primarily in the Mid-Atlantic region. The Company also paid increased property insurance premiums of approximately $190,000 during 2003. In addition, approximately $130,000 of the increase resulted from the settlement of a dispute with a former tenant at Crosstown Business Park and related legal expenses.

The increase in property operating expenses for 2002 versus 2001 primarily resulted from the commencement of operations at Washington Square (40% of increase) and an increase in snow removal expenses sustained as a result of two snow storms impacting many of the Company’s properties in December 2002 (25% of increase).

Provision for credit losses. The provision for credit losses decreased for 2003 versus 2002 primarily due to the absence of any significant tenant bankruptcy or collection difficulties in 2003 as compared to 2002 when the Company established reserves for two office tenants in bankruptcy and a reserve for a rent dispute with another office tenant.

The provision for credit losses decreased for 2002 versus 2001 primarily because of a smaller number of tenant bankruptcies in 2002 versus 2001. The credit loss provision in 2001 was elevated due primarily to three retail tenants and an office tenant in bankruptcy.

Real estate taxes. The increase in real estate taxes for 2003 versus 2002 was primarily attributable to the commencement of operations at the newly acquired and developed properties (40% of increase) and increased real estate taxes assessed at 601 Pennsylvania Avenue (30% of increase).

The increase in real estate taxes for 2002 versus 2001 was primarily attributable to the commencement of operations at Washington Square (34% of increase) and increased taxes at the Company’s two Washington, DC office properties (36% of increase).

Interest expense. The increase in interest expense for 2003 versus 2002 resulted primarily from the placement of a new $42.5 million, 15 year, 6.01% fixed rate mortgage replacing Washington Square’s construction loan which charged interest at a variable rate averaging 3.5% during the prior year. The increase was partially offset by interest expense savings from lower interest rates on the Company’s variable rate debt and the repayment of amounts borrowed under the revolving credit agreement in November 2003 using proceeds from the preferred stock offering.

The increase in interest expense for 2002 versus 2001 resulted from the net of increased interest paid on permanent fixed rate financing for recently developed and redeveloped properties, offset by interest expense savings from lower interest rates on the Company’s variable rate debt.

Amortization of deferred debt expense. The increase in amortization of deferred debt expense for 2003 versus 2002 resulted primarily from the full year’s amortization of additional loan costs in 2003 associated with refinancing the Company’s revolving credit agreement during the third quarter of 2002.

The increase in amortization of deferred debt expense for 2002 versus 2001 resulted from the amortization of additional loan costs associated with extending the maturity of the Washington Square construction loan to January 2003 and costs associated with refinancing the Company’s revolving credit agreement during the third quarter of 2002.

Depreciation and amortization. Depreciation and amortization expense was virtually unchanged from 2002 to 2003. The Company recorded new depreciation expense on developments and acquisitions placed in service during 2002 and 2003, which was offset by a $1,311,000 charge-off recorded in 2002, resulting from assets retired based upon a comprehensive review of real estate asset records and the Company’s revision of the assets’ estimated useful lives.

The increase in depreciation and amortization expense for 2002 versus 2001 resulted primarily from assets retired based upon a comprehensive review of real estate asset records and the Company’s revision of the assets’ estimated useful lives (50% of increase). The balance of the change reflects increased depreciation expense on developments and acquisitions placed in service during the past twelve months.

General and administrative. General and administrative expense consists of payroll, administrative and other overhead expenses. The increase in general and administrative expense for 2003 versus 2002 was primarily attributable to increased payroll and employment expenses (57% of increase). Approximately one-half of the increased payroll expense resulted from staffing for the Company’s evaluation of property acquisitions. The increase in general and administrative expense resulted also from increased corporate insurance premiums (17% of increase) and increased data processing expenses (14% of increase).

The increase in general and administrative expense for 2002 versus 2001 was primarily attributable to increased corporate office rent (40% of increase), the write-off of abandoned property acquisition costs (15% of increase), increased payroll (15% of increase) and increased legal expense associated with compliance with the Sarbanes-Oxley Act of 2002 (10% of increase).

Gain on Sale of Property

The Company recognized a gain on the sale of real estate of $182,000 in 2003 and $1,426,000 in 2002. The 2003 gain resulted from the State of Maryland’s condemnation and purchase of a piece of vacant land at Avenel Business Park for improvement of an interchange on I-270, adjacent to the property. The 2002 gain resulted from the 1999 District of Columbia’s condemnation and purchase of the Company’s Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. The Company disputed the original purchase price awarded by the District. The 2002 gain represents additional net proceeds the Company was awarded upon settlement of the dispute.

Impact of Inflation

Inflation has remained relatively low and has had a minimal impact on the operating performance of the Company’s portfolio; however, substantially all of the Company’s leases contain provisions designed to mitigate the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.

Substantially all of the Company’s properties are leased to tenants under long-term, triple-net leases. Triple-net leases tend to reduce the Company’s exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on the Company’s tenants if increases in their operating expenses exceed increases in their revenue.

Liquidity and Capital Resources

Cash and cash equivalents were $45,244,000 and $1,309,000 at December 31, 2003 and 2002, respectively. The changes in cash and cash equivalents during the years ended December 31, 2003 and 2002 were attributable to operating, investing and financing activities, as described below.

(dollars in thousands)	Year Ended December 31,
	2003	2002
Cash provided by operating activities	$36,373	$37,499
Cash used in investing activities	(48,131)	(49,105)
Cash provided by financing activities	55,693	11,110

Increase (decrease) in cash	$43,935	$(496)

Operating Activities

Cash provided by operating activities for the years ended December 31, 2003 and 2002 was $36,373,000 and $37,499,000, respectively, and represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities for the years ended December 31, 2003 and 2002 was $48,131,000 and $49,105,000, respectively, and primarily reflects the acquisition of properties (the Shops at Monocacy land parcel, and Olde Forte Village in 2003 and Broadlands Village and Lansdowne land parcels, Clarendon Center and Kentlands Square in 2002), the construction of Broadlands Village shopping center, tenant improvements and construction in progress during those years.

Management anticipates that during the coming year the Company may: i) redevelop certain of the Current Portfolio Properties, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with the net proceeds of the Company’s November 2003 $100 million preferred stock offering described under “Preferred Stock Issue” below, bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

Financing Activities

Cash provided by financing activities for the years ended December 31, 2003 and 2002, was $55,693,000 and $11,110,000, respectively. Cash provided by financing activities for the year ended December 31, 2003 primarily reflects:

•	$128,134,000 of proceeds received from notes payable incurred during the year;

•	$96,327,000 of proceeds from the issuance of $100,000,000 Series A 8% Cumulative Redeemable Preferred Stock after netting issuance costs of $3,673,000, and

•	$16,018,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on notes payable totaling $151,629,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $32,257,000; and

•	payments of $900,000 for financing costs of three mortgage loans during 2003.

Cash provided by financing activities for the year ended December 31, 2002 primarily reflects:

•	$53,547,000 of proceeds received from notes payable incurred during the year; and

•	$14,574,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on notes payable totaling $24,624,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $31,100,000; and

•	payments of $1,287,000 for refinancing the Company’s line of credit and extending the Washington Square construction loan.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), distributions to common and preferred stockholders, distributions to unit holders and amounts required for expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% of its “real estate investment trust taxable income,” as defined in the Code. The Company expects to meet these short-term liquidity requirements (other than amounts required for additional property acquisitions and developments) through cash provided from operations and its existing line of credit. The Company anticipates that any additional property acquisitions and developments in the next 12 months will be funded with the remaining net proceeds of the Company’s November 2003 $100 million preferred stock offering described under “Preferred Stock Issue” below, future long-term secured and unsecured debt and the public or private issuance of common or preferred equity or units, each of which may be initially funded with the Company’s existing line of credit.

Long-term liquidity requirements consisted primarily of obligations under long-term debt and dividends paid to preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. It expects to meet long-term liquidity requirements through cash provided from operations, long-term secured and unsecured borrowings, private or public offerings of debt or equity securities and proceeds from the sales of properties. Borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership which can be converted into shares of Saul Centers common stock. The availability and terms of any such financing will depend upon market and other conditions.

Contractual Payment Obligations

As of December 31, 2003, the Company had unfunded contractual payment obligations of approximately $21.3 million due within the next 12 months. The table below specifies the total contractual payment obligations as of December 31, 2003.

(in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$357,248	$15,741	$19,546	$22,778	$299,183
Operating Leases (1)	11,921	164	328	328	11,101
Corporate Headquarters Lease (1)	4,785	538	1,125	1,194	1,928
Development Obligations	4,445	4,445	—	—	—
Contractual Operating Obligations	407	407	—	—	—

Total Contractual Cash Obligations	$378,806	$21,295	$20,999	$24,300	$312,212

(1)	See Note 6 to Consolidated Financial Statements.

As of December 31, 2003, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
2004*	$15,741
2005	9,397
2006	10,149
2007	10,963
2008	11,815
Thereafter	299,183

Total	$357,248

*	A total of $7,112 of the 2004 maturities was refinanced in February 2004. The new loan expires in 2019.

Management believes that the Company’s capital resources, which at December 31, 2003 included cash balances of $45 million and borrowing availability of $125 million on its revolving line of credit, ($75,000,000 for general corporate use and $50,000,000 for qualified future acquisitions), will be sufficient to meet its short-term liquidity needs.

Preferred Stock Issue

On July 16, 2003, the Company filed a shelf registration statement (the “Shelf Registration Statement”) with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. On November 5, 2003 the Company sold 3,500,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The underwriters exercised an over-allotment option, purchasing an additional 500,000 depositary shares on November 26, 2003.

The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after November 5, 2008. The depositary shares will pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 liquidation preference. The first dividend, paid on January 15, 2004 was for less than a full quarter and covered the period from November 5 through December 31, 2003. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Net proceeds from the issuance were approximately $96.3 million and initially were used to fully repay $52.5 million outstanding under the Company’s revolving credit facility and the remaining balance was invested in short-term certificates of deposit.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 552,170 and 556,872 shares under the Plan at a weighted average discounted price of $24.18 and $22.25 per share during the years ended December 31, 2003 and 2002, respectively.

Additionally, the Operating Partnership issued 12,440 and 3,110 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $24.18 and $22.25 per unit during the years ended December 31, 2003 and 2002, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2003.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable.

The following is a summary of notes payable as of December 31, 2003 and 2002:

Notes Payable

(dollars in thousands)	December 31,			Interest Rate *	Scheduled Maturity *
	2003		2002
Fixed Rate Mortgages:	$132,859	(a)	$135,641	7.67%	Oct 2012
	98,103	(b)	93,044	8.00%	Dec 2011
	29,800	(c)	—	5.94%	Jan 2019
	41,982	(d)	—	6.01%	Feb 2018
	34,017	(e)	34,830	7.88%	Jan 2013
	13,375	(f)	13,667	8.33%	Jun 2015
	—	(g)	9,797	6.88%	May 2004
	7,112	(h)	7,640	8.18%	Feb 2004

Total Fixed Rate	357,248		294,619	7.48%	9.6 Years

Variable Rate Loans:
Construction Loan	—	(i)	39,374	—	—
Line of Credit	—	(j)	46,750	LIBOR plus 1.625%	Aug 2005

Total Variable Rate	—		86,124	—	—

Total Notes Payable	$357,248		$380,743	7.48%	9.6 Years

*	Interest rate and scheduled maturity data presented for December 31, 2003. Totals computed using weighted averages.

(a)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a balloon payment of $96,300,000 at loan maturity. Principal of $2,782,000 was amortized during 2003.

(b)

The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in

1997, most recently, an $8 million increase in September 2003. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowings rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a balloon payment of $63,153,000 at loan maturity. Principal of $2,941,000 was amortized during 2003.

(c)	The loan, consisting of two notes dated December 2003, is currently collateralized by two shopping centers, Broadlands Village and The Glen and requires equal monthly principal and interest payments of $191,000 based upon a 25-year amortization schedule and a balloon payment of $17,706,000 at loan maturity. Payments commenced February 2004. The loan was increased by $10,200,000 in February 2004 (see (h) below).

(d)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a balloon payment of $27,872,000 at loan maturity. Principal of $518,000 was amortized during 2003. The proceeds from this loan were used to pay-off and retire the construction loan on this property in January 2003 (see (i) below).

(e)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a balloon payment of $22,808,000 at loan maturity. Principal of $813,000 was amortized during 2003.

(f)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22-year amortization schedule and a balloon payment of $7,630,000 at loan maturity. Principal of $292,000 was amortized during 2003.

(g)	The loan, which was collateralized by The Glen shopping center and a corporate guarantee, was paid off and retired in December 2003 (see (c) above).

(h)	The loan was collateralized by Kentlands Square shopping center and requires monthly principal and interest payments based upon a 15-year amortization schedule. Principal of $528,000 was amortized during 2003. This loan was repaid and retired in February 2004 with additional loan proceeds added to the $29,800,000 5.94% loan (see (c) above).

(i)	The $42,000,000 Washington Square construction loan was paid off and retired in January 2003 through a permanent financing (see (d) above).

(j)	The loan is an unsecured revolving credit facility totaling $125,000,000. Loan availability for working capital and general corporate uses is determined by operating income from the Company’s unencumbered properties, with a portion available only for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. There were no outstanding borrowings as of December 31, 2003. Monthly payments, if applicable, are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month.

Notes payable at December 31, 2003 and 2002, totaling $166,876,000 and $266,392,000, respectively, are guaranteed by members of The Saul Organization. The Company’s interest expense coverage ratio (calculated as operating income before interest expense, amortization of deferred debt expense and depreciation and amortization, divided by interest expense) was 2.78 for both 2003 and 2002. The December 31, 2003 and 2002 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $295,311,000 and $280,051,000, respectively.

The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. The Company’s material covenants require the Company, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value in excess of liabilities of at least $250 million;

•	limit the amount of debt as a percentage of gross asset value (leverage ratio) to less than 60%;

•	limit the amount of debt so that interest coverage will exceed 2.1 to 1 on a trailing four quarter basis; and

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.6 to 1.

As of December 31, 2003, the Company was in compliance with all such covenants.

In January 2003, the Company replaced its $42 million construction loan used to finance the building of Washington Square with a $42.5 million, 15-year mortgage. In March 2003, the Company executed a $15 million loan to finance the construction of Broadlands Village shopping center, which was paid off in December 2003 using proceeds from a $17.45 million, 15-year mortgage. Also in December 2003, the Company refinanced a $9.6 million mortgage secured by The Glen shopping center with a new $12.35 million, 15-year mortgage. In August 2003, the Company executed an $8 million increase to a fixed-rate mortgage loan collateralized by Ashburn Village shopping center. During 2002, the Company closed a new $125 million unsecured revolving credit facility to provide working capital and funds for redevelopments and acquisitions. The line has a three-year term and provides for an additional one-year extension at the Company’s option. The new line is a $55 million expansion of a prior revolver. The additional availability under the new facility enables the Company to access capital for future purchases of operating properties as opportunities arise. As of December 31, 2003, there were no amounts outstanding under the line. Interest is currently calculated using LIBOR plus 1.625%. Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of December 31, 2003, allowed the Company to borrow $75 million for general corporate use. An additional $50 million is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

In 2003, the Company reported Funds From Operations (FFO) of $43,740,000 representing a 0.7% decrease from 2002 FFO of $44,031,000. The following table presents a reconciliation from net income available to common stockholders to FFO for the periods indicated:

(dollars in thousands)	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Net income available to common stockholders	$17,998	$19,566	$17,314	$14,045	$13,297
Subtract:
Gain on sale of property	(182)	(1,426)	—	—	(553)
Add:
Minority interests	8,086	8,070	8,069	8,069	7,923
Depreciation and amortization of real property	17,838	17,821	14,758	13,534	12,163

FFO[1]	$43,740	$44,031	$40,141	$35,648	$32,830

Average shares and units used to compute FFO per share	20,790	20,059	19,383	18,796	18,148

Acquisitions, Redevelopments and Renovations

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Thruway and Ashburn Village. The following describes the acquisitions, redevelopments and renovations which affected the Company’s results of operations in 2002 and 2003.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center contains approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company plans to redevelop in 2004. The Company has filed for permits and plans to begin redevelopment in March 2004. The Company expects total redevelopment costs, including the initial property acquisition cost, to be approximately $22 million and projects completion of the redevelopment in the fall of 2004. Olde Forte Village is currently 67% leased.

[1]	FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase is planned to commence in March 2004. The Company expects total development costs of both phases, including the land acquisition, to be approximately $22 million and projects substantial completion of phase two of the center in the fall of 2004. The second phase is currently 12% pre-leased.

Thruway

During the fourth quarter of 2003, the Company commenced a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development includes replacing a former 6,100 square foot single-tenant pad building with a new multi-tenant building. Leases have been executed for 52% of the new space, including Ann Taylor Loft and Chico’s. This $2.5 million expansion is projected to be substantially completed in the spring of 2004.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December of a 102,000 square foot shopping center to be anchored by a 57,000 square foot Giant grocery store. The Company expects total development costs, including the land acquisition, to be approximately $21.3 million and projects substantial completion of the center in the fall of 2004. The property is currently 63% pre-leased.

Kentlands Square

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company plans to build a 41,300 square foot retail/office property comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites. Construction is expected to commence in spring 2004. Development costs, including the land acquisition, are projected to total $7.1 million, and substantial completion of the project is scheduled for the fall of 2004.

Countryside

In mid-February 2004, the Company completed the acquisition of the 130,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center is 95% leased and was acquired for a purchase price of $29.7 million.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in an attractive demographic area of South Florida. The center, constructed in 1988, is 90% leased and anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Portfolio Leasing Status

The following chart sets forth certain information regarding our properties for the periods indicated.

	Total Properties		Total Square Footage		Percent Leased
As of December 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2001	28	5	4,956,000	1,203,000	94.3%	90.4%
2002	29	5	5,069,000	1,203,000	93.9%	92.9%
2003	31	5	5,328,000	1,204,000	94.1%	95.8%

The improvement in the portfolio’s leasing percentage in 2003 resulted primarily from improved leasing in the Office Properties at 601 Pennsylvania Avenue, Washington Square and Avenel Business Park.

The improvement in the portfolio’s 2002 leasing percentage resulted from increased leasing at the Ashburn Village and Washington Square developments, offset in part by decreased leasing at Lexington Mall and 601 Pennsylvania Avenue. The Company is intentionally not renewing leases at Lexington Mall in order to redevelop the shopping center, and a major lease with a US Government tenant expired at 601 Pennsylvania Avenue.

Forward-Looking Statements

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

Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those given in the forward-looking statements as a result of changes in factors which include among others, the following:

•	risks that the Company’s tenants will not pay rent;

•	risks related to the Company’s reliance on shopping center “anchor” tenants and other significant tenants;

•	risks related to the Company’s substantial relationships with members of The Saul Organization;

•	risks of financing, such as increases in interest rates, restrictions imposed by the Company’s debt, the Company’s ability to meet existing financial covenants and the Company’s ability to consummate planned and additional financings on acceptable terms;

•	risks related to the Company’s development activities;

•	risks that the Company’s growth will be limited if the Company cannot obtain additional capital;

•	risks that planned and additional acquisitions or redevelopments may not be consummated, or if they are consummated, that they will not perform as expected;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies, the relative illiquidity of real estate and environmental risks; and

•	risks related to the Company’s status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to the Company’s status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of December 31, 2003, the Company had no variable rate indebtedness. Interest rate fluctuations affect the fair value of the Company’s fixed rate debt instruments. As of December 31, 2003, the Company had fixed rate indebtedness totaling $357,248,000. If interest rates on the Company’s fixed rate debt instruments at December 31, 2003 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $21,005,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1 (a)	Report of Independent Auditors – Ernst & Young LLP
F-2 (a)	Report of Independent Public Accountants - Arthur Andersen LLP
F-3 (b)	Consolidated Balance Sheets - December 31, 2003 and 2002
F-4 (c)	Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001.
F-5 (d)	Consolidated Statements of Stockholders’ Equity (Deficit) - Years ended December 31, 2003, 2002 and 2001.
F-6 (e)	Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001.
F-7 (f)	Notes to Consolidated Financial Statements

The selected quarterly financial data included in Note 15 of the Notes to Consolidated Financial Statements referred to above are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

During the three months ended December 31, 2003, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information that Part III requires will be filed in a definitive proxy statement with the SEC pursuant to Regulation 14A for the annual meeting of stockholders to be held on April 23, 2004 (the “Proxy Statement”) not later than 120 days after the end of the year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections or pages of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information this Item requires is incorporated by reference to the information under the captions “Election of Directors” on pages 3, 8, 9 and 13 of the Company’s Proxy Statement to be filed with the SEC for its annual shareholders’ meeting to be held on April 23, 2004.

Item 11.	Executive Compensation

The information this Item requires is incorporated by reference to the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Performance Graph” on pages 14, 16 and 17 and 20, respectively, of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information this Item requires is incorporated by reference to the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” on pages 18 and 20, respectively, of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information this Item requires is incorporated by reference to the information under the caption “Certain Relationships and Transactions” on page 22 of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “2003 and 2002 Audit Firm Fee Summary” and the caption “Audit Committee Report” on pages 18 and 19 of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Auditors – Ernst & Young LLP

(a)	Report of Independent Public Accountants – Arthur Andersen LLP

(b)	Consolidated Balance Sheets – December 31, 2003 and 2002

(c)	Consolidated Statements of Operations – Years ended December 31, 2003, 2002 and 2001

(d)	Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2003, 2002 and 2001

(e)	Consolidated Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001

(f)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule and Supplementary Data

(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

(b)	Schedule of the Company:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1993 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3(b) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on November 4, 2003 and filed as Exhibit 2 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

4. (a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

(b)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

10. (a)

First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership is filed herewith.

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul II Subsidiary Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(i)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10. (I) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(j)	Deferred Compensation and Stock Plan for Directors, dated as of March 18, 1999, filed as Exhibit 10.(k) of the March 31, 1999 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(l)	Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(m)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership, as Borrower and Nomura Asset Capital Corporation, as Lender, is as filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(n)	Revolving Credit Agreement dated as of August 30, 2002 by and between Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as administrative agent and sole lead arranger; Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, Wells Fargo Bank, National Association, Comerica Bank, Southtrust Bank, KeyBank National Association as Lenders, as filed as Exhibit 10.(n) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, as filed as Exhibit 10.(p) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(p)	Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the 2002 Annual Report of the Company, is hereby incorporated by reference.

21.	Subsidiaries of Saul Centers, Inc. is filed herewith.

23.	Consent of Ernst & Young LLP, Independent Public Accountants is filed herewith.

24.	Power of Attorney (included on signature page).

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

Reports on Form 8-K.

A Form 8-K dated November 4, 2003 was furnished to the SEC on November 5, 2003 in response to Items 7 and 12 to furnish a press release announcing the Company’s financial results for the quarter ended September 30, 2003.

A Form 8-K dated October 30, 2003 was filed with the SEC on October 31, 2003 in response to Items 5 and 7 to incorporate by reference into the Company’s registration statement on Form S-3 (No. 333-107083) certain exhibits thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date:	March 15, 2004	/s/ B. Francis Saul II

B. Francis Saul II Chairman of the Board of Directors & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of B. Francis Saul II, B. Francis Saul III and Scott V. Schneider as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Date:	March 15, 2004	/s/ B. Francis Saul III

B. Francis Saul III, President and Director

Date:	March 15, 2004	/s/ Philip D. Caraci

Philip D. Caraci, Vice Chairman

Date:	March 15, 2004	/s/ Scott V. Schneider

Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date:	March 15, 2004	/s/ Kenneth D. Shoop

Kenneth D. Shoop, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	March 15, 2004	/s/ John E. Chapoton

John E. Chapoton, Director

Date:	March 15, 2004	/s/ Gilbert M. Grosvenor

Gilbert M. Grosvenor, Director

Date:	March 15, 2004	/s/ Philip C. Jackson Jr.

Philip C. Jackson Jr., Director

Date:	March 15, 2004	/s/ David B. Kay

David B. Kay, Director

Date:	March 15, 2004	/s/ General Paul X. Kelley

General Paul X. Kelley, Director

Date:	March 15, 2004	/s/ Charles R. Longsworth

Charles R. Longsworth, Director

Date:	March 15, 2004	/s/ Patrick F. Noonan

Patrick F. Noonan, Director

Date:	March 15, 2004	/s/ James W. Symington

James W. Symington, Director

Date:	March 15, 2004	/s/ John R. Whitmore

John R. Whitmore, Director

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Item 15 of Form 10-K. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of Saul Centers, Inc. as of December 31, 2001, and for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 13, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

McLean, Virginia

February 3, 2004,

except as to Note 13,

for which the date is

February 17, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors of Saul Centers, Inc.:

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Vienna, Virginia

February 13, 2002

Note: As permitted by Rule 2-02 (e) of Regulation S-X promulgated under the Securities Act of 1933, this is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the filing of our Form 10-K for the year ended December 31, 2001. After reasonable efforts, we have been unable to have Arthur Anderson LLP reissue this audit report in connection with the filing of our Form 10-K for the years ended December 31, 2003 and 2002.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2003	December 31, 2002
Assets
Real estate investments
Land	$110,624	$95,786
Buildings and equipment	437,086	405,153
Construction in progress	4,405	2,975

	552,115	503,914
Accumulated depreciation	(164,823)	(150,286)

	387,292	353,628
Cash and cash equivalents	45,244	1,309
Accounts receivable and accrued income, net	14,642	12,505
Prepaid expenses, net	18,977	15,712
Deferred debt costs, net	4,224	4,125
Other assets	1,237	1,408

Total assets	$471,616	$388,687

Liabilities
Notes payable	$357,248	$380,743
Dividends and distributions payable	9,454	7,942
Accounts payable, accrued expenses and other liabilities	7,793	8,785
Deferred income	4,478	4,484

Total liabilities	378,973	401,954

Stockholders’ equity (deficit)
Series A Cumulative Redeemable Preferred stock, par value $0.01 per share, 1,000,000 authorized and 40,000 issued and outstanding shares in 2003	100,000	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 15,861,234 and 15,196,582 shares issued and outstanding, respectively	159	152
Additional paid-in capital	91,469	79,131
Accumulated deficit	(98,985)	(92,550)

Total stockholders’ equity (deficit)	92,643	(13,267)

Total liabilities and stockholders’ equity	$471,616	$388,687

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31
(Dollars in thousands, except per share amounts)	2003	2002	2001
Revenue
Base rent	$78,167	$75,699	$69,662
Expense recoveries	14,438	12,680	11,456
Percentage rent	1,695	1,850	2,113
Other	3,584	3,734	3,077

Total revenue	97,884	93,963	86,308

Operating expenses
Property operating expenses	11,363	10,115	8,503
Provision for credit losses	171	421	617
Real estate taxes	8,580	8,021	7,226
Interest expense	25,772	25,113	24,920
Amortization of deferred debt expense	801	725	566
Depreciation and amortization	17,838	17,821	14,758
General and administrative	6,213	5,537	4,335

Total operating expenses	70,738	67,753	60,925

Operating income	27,146	26,210	25,383
Non-operating item:
Gain on sale of property	182	1,426	—

Net income before minority interests	27,328	27,636	25,383

Minority interests
Minority share of income	(6,495)	(7,130)	(6,777)
Distributions in excess of earnings	(1,591)	(940)	(1,292)

Total minority interests	(8,086)	(8,070)	(8,069)

Net income	19,242	19,566	17,314

Preferred dividends	(1,244)	—	—

Net income available to common shareholders	$17,998	$19,566	$17,314

Per share net income available to common shareholders
Basic	$1.15	$1.32	$1.22

Fully diluted	$1.15	$1.31	$1.22

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders' equity (deficit):
Balance, December 31, 2000	—	139	52,594	(83,888)	(31,155)
Issuance of 666,268 shares of common stock:
645,423 shares - dividend reinvestment plan	—	6	11,609	—	11,615
20,845 shares - directors’ deferred compensation	—	—	361	—	361
Net income	—	—	—	17,314	17,314
Distributions - common stock				(16,588)	(16,588)
Distributions payable common stock ($.39 per share)	—	—	—	(5,670)	(5,670)

Balance, December 31, 2001	—	145	64,564	(88,832)	(24,123)
Issuance of 660,779 shares of common stock:
556,872 shares - dividend reinvestment plan		6	12,469	—	12,475
103,907 shares - employee stock options and directors deferred stock plan	—	1	2,098	—	2,099
Net income	—	—	—	19,566	19,566
Distributions - common stock				(17,360)	(17,360)
Distributions payable common stock ($.39 per share)	—	—	—	(5,924)	(5,924)

Balance, December 31, 2002	—	152	79,131	(92,550)	(13,267)
Issuance of 664,651 shares of common stock:
552,170 shares - dividend reinvestment plan	—	6	13,697	—	13,703
112,481 shares - employee stock options and directors deferred stock plan	—	1	2,314	—	2,315
Issuance of 40,000 shares of preferred stock	100,000	—	(3,673)	—	96,327
Net income	—	—	—	19,242	19,242
Distributions payable preferred stock ($.31 per share)	—	—	—	(1,244)	(1,244)
Distributions - common stock	—	—	—	(18,247)	(18,247)
Distributions payable common stock ($.39 per share)	—	—	—	(6,186)	(6,186)

Balance, December 31, 2003	$100,000	$159	$91,469	$(98,985)	$92,643

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31
(Dollars in thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$19,242	$19,566	$17,314
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	8,086	8,070	8,069
Gain on sale of property	(182)	(1,426)	—
Depreciation and amortization	18,639	18,546	15,324
Provision for credit losses	171	421	617
Increase in accounts receivable	(2,308)	(2,283)	(823)
Increase in prepaid expenses	(6,454)	(7,661)	(5,568)
Decrease in other assets	171	15	347
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(992)	1,522	(5,155)
Increase (decrease) in dividends payable	6	254	260
Increase (decrease) in deferred income	(6)	475	1,449

Net cash provided by operating activities	36,373	37,499	31,834

Cash flows from investing activities:
Acquisitions of real estate investments	(25,474)	(36,677)	—
Additions to real estate investments	(9,286)	(6,660)	(13,055)
Additions to construction in progress	(13,371)	(5,768)	(8,745)

Net cash used in investing activities	(48,131)	(49,105)	(21,800)

Cash flows from financing activities:
Proceeds from notes payable	128,134	53,547	51,218
Repayments on notes payable	(151,629)	(24,624)	(42,851)
Additions to deferred debt expense	(900)	(1,287)	(17)
Proceeds from the issuance of preferred stock	96,327	—	—
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	16,018	14,574	11,976
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(32,257)	(31,100)	(30,327)

Net cash provided by financing activities	55,693	11,110	(10,001)

Net increase (decrease) in cash and cash equivalents	43,935	(496)	33
Cash and cash equivalents, beginning of period	1,309	1,805	1,772

Cash and cash equivalents, end of period	$45,244	$1,309	$1,805

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$25,496	$25,089	$24,419

The accompanying notes are an integral part of these statements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

1.	ORGANIZATION, FORMATION, AND BASIS OF PRESENTATION

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

Formation and Structure of Company

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has purchased and developed additional properties, including seven properties during 2002 and 2003. In November 2003, the Company acquired approximately 13 acres of undeveloped land in Frederick, Maryland where it is developing Shops at Monocacy, a 102,000 square foot grocery anchored neighborhood shopping center. The property was approximately 60% pre-leased at purchase. In October 2003, the Company completed the first phase of the Broadlands Village development, a grocery anchored neighborhood shopping center in Loudoun County, Virginia. In July 2003, the Company purchased Olde Forte Village, a grocery anchored neighborhood shopping center in Fort Washington, Maryland. In November 2002, the Company purchased a 19 acre parcel of land in the Lansdowne community in Loudoun County, Virginia. The Company plans to develop the Lansdowne parcel into a grocery anchored neighborhood shopping center. In September 2002, the Company purchased 109,642 square feet of retail space known as Kentlands Square. In the summer of 2002, the Company completed development of Ashburn Village IV, an in-line retail and pad building expansion to the Ashburn Village shopping center. In June 2002, the Company purchased Clarendon Center for future redevelopment. As of December 31, 2003, the Company’s properties (the “Current Portfolio Properties”) consisted of 31 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and three development and/or redevelopment properties.

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

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Nineteen of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 31, 2003, no single property accounted for more than 8.6% of the total gross leasable area of the portfolio. Only the United States Government (4.1%), a tenant of six properties, and Giant Food (5.7%), a tenant of eight Shopping Centers, individually accounted for more than 2.4% of the Company’s total revenues for the year ending December 31, 2003.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the leases relative to market terms for similar leases at acquisition. In the case of below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional lease expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship. The Company applied SFAS 141 when it recorded the July 2003 acquisition of Olde Forte Village and the November 14, 2003 acquisition of Shops at Monocacy. Approximately $760,000 of the $16,670,000 total cost of the Olde Forte acquisition was allocated as lease intangible assets and included in prepaid expenses at acquisition. Approximately $141,000 of the $9.3 million total cost of the Shops at Monocacy acquisition was allocated as lease intangible assets and included as prepaid expenses. The lease intangible assets are being amortized over the remaining periods of the leases acquired.

Real estate investment properties are reviewed for potential impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. Saul Centers adopted SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has not recognized an impairment loss in 2003, 2002 or 2001 on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance, which includes contract services such as grounds maintenance, lot sweeping and snow removal, are charged to operations as incurred. Repairs and maintenance expense totaled $4,943,000, $3,852,000 and $2,913,000, for 2003, 2002 and 2001, respectively, and is included in operating expenses in the accompanying consolidated financial statements. Interest expense capitalized totaled $1,382,000, $548,000 and $1,640,000, for 2003, 2002 and 2001, respectively.

In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $14,649,000, $15,526,000 and $12,748,000, respectively. Leasehold improvements are amortized over the lives of the related leases using the straight-line method.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs are included in prepaid expenses and total $15,345,000 and $12,140,000, net of accumulated amortization of $6,671,000 and $5,259,000, as of December 31, 2003 and 2002, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Construction in Progress

Construction in progress includes predevelopment costs and development costs of active projects. Predevelopment costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2003 and 2002 are as follows:

Construction in Progress

(In thousands)	December 31,
	2003	2002
Broadlands Village	$—	$875
Shops at Monocacy	277	—
Clarendon Center	1,675	512
Other	2,453	1,588

Balance	$4,405	$2,975

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $561,000 and $681,000, at December 31, 2003 and 2002, respectively.

Allowance for Doubtful Accounts

(In thousands)	For the Year Ended December 31,
	2003	2002
Beginning Balance	$681	$559
Provision for Credit Losses	171	421
Charge-offs	(291)	(299)

Ending Balance	$561	$681

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

In addition to rents due currently, accounts receivable include $9,370,000 and $6,262,000, at December 31, 2003 and 2002, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $548,000 and $693,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with maturities of three months or less measured from the acquisition date.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $4,224,000 and $4,125,000, and are presented net of accumulated amortization of $3,300,000 and $2,499,000, at December 31, 2003 and 2002, respectively.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the following month’s rent, prepayment of real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and advance payments by tenants for tenant construction work provided by the Company.

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

Income Taxes

The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. As of December 31, 2003 and 2002, the total tax basis of the Company’s assets was $501,594,000 and $410,497,000, and the tax basis of the liabilities was $470,105,000 and $392,157,000, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Stock Based Employee Compensation

Effective January 2003, the Company adopted the fair value method to value employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of the 2003 Options. The fair value of the 2003 Options was determined at the time of the award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: expected volatility was determined using the ten year trading history of the Company’s common stock (month-end closing prices), an average expected term outstanding of seven years, expected dividend yield throughout the option term of 7% and risk-free interest rate of 4% based upon an assumed 10-year US Treasury rate. Using the Black-Scholes model, the Company determined the total fair value of the 2003 Options to be $332,000 and recognizes compensation expense monthly during the four years the options vest. Compensation expense attributed to the 2003 Options during the year ended December 31, 2003 was $50,000. The 2003 Options are due to expire May 22, 2013 and as of December 31, 2003, none of the 2003 Options are vested.

Deferred Compensation and Stock Plan for Directors

Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the “Plan”) for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board of Directors. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of December 31, 2003, 170,000 shares were authorized and registered for use under the Plan, and 149,000 shares had been credited to the directors’ deferred fee accounts.

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

Per Share Data

Per share data is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2003 and 2002 the options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The options were not dilutive for the year ended December 31, 2001. The Company granted 180,000 stock options to five executive officers in 1993 and 1994, of which no shares, 93,210 shares and 180,000 shares were unexercised as of December 31, 2003, 2002 and 2001, respectively. The Company granted 220,000 stock options to six executive officers in May 2003, of which all 220,000 shares remained unexercised as of December 31, 2003. The treasury share method was used to measure the effect of the dilution.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Basic and Diluted Shares Outstanding

(In thousands)	December 31
	2003	2002	2001
Weighted average common shares outstanding – Basic	15,591	14,865	14,210
Effect of dilutive options	17	22	—

Weighted average common shares outstanding – Diluted	15,608	14,887	14,210

Average Share Price	$25.77	$22.90	*

*	The option exercise price exceeded the average share price for this period.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections.” SFAS No. 145, among other things, changes the financial reporting requirements for the gains or losses recognized from the extinguishment of debt. Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 eliminates SFAS No. 4 and as a result, the criteria in APB Opinion No. 30 now will be used to classify those gains and losses. The Company has no gains or losses from debt extinguishment that would require restatement. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial condition or results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. Saul Centers has guaranteed portions of its Operating Partnership debt obligations, all of which are presented on the consolidated financial statements as mortgage notes payable. Saul Centers has guaranteed $2,964,000 of the notes payable which are recourse loans made by the Operating Partnership as of December 31, 2003. The balance of the mortgage notes payable totaling $354,284,000 are non-recourse, however, as is customary when obtaining long term non-recourse financing, borrowers such as Saul Centers make certain representations to lenders, for example, that no fraud exists and the officers are authorized to execute loan documents. Borrowers, including Saul Centers, typically agree to assume obligations arising from reliance upon these representations should a third party suffer damages related to individual mortgages. No additional liabilities were recognized as a result of the adoption of FIN 45 and the Company does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. Generally, an enterprise that holds a majority variable interest in another

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of this statement and of the revised interpretation did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments as liabilities, which may have been previously classified as equity, because those instruments embody obligations of the issuer. SFAS 150 also requires disclosure of the nature and terms of the financial instruments and the rights and obligations embodied in those instruments. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective as of the first interim period beginning after June 15, 2003. On October 29, 2003 the FASB indefinitely delayed the provision of the statement related to non-controlling interests in limited life subsidiaries that are consolidated. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

3.	MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization has a 24.6% limited partnership interest, represented by 5,188,000 convertible limited partnership units, in the Operating Partnership, as of December 31, 2003. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible as of December 31, 2003 because The Saul Organization owned in excess of 24.9% of the Company’s equity securities. The impact of The Saul Organization’s 24.6% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2003, 2002 and 2001, were 20,790,000, 20,059,000 and 19,383,000, respectively.

4.	NOTES PAYABLE

Notes payable totaled $357,248,000 at December 31, 2003, all of which was fixed rate debt. At the prior year’s end notes payable totaled $380,743,000, of which $294,619,000 was fixed rate debt and $86,124,000 was variable rate debt. At December 31, 2003, the Company had a $125 million unsecured revolving credit facility with no outstanding borrowings. The facility matures August 2005 and requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of December 31, 2003, allowed the Company to borrow up to $75 million for general corporate use. An additional $50 million is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

In January 2003, the Company replaced its $42 million construction loan used to finance the building of Washington Square with a $42.5 million, 15-year mortgage. In March 2003, the Company executed a $15 million loan to finance the construction of Broadlands Village shopping center, which was paid off in December 2003 using proceeds from a $17.45 million, 15-year mortgage. Also in December 2003, the Company refinanced a $9.6 million mortgage secured by The Glen shopping center with a new $12.35 million, 15-year mortgage. In

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

August 2003 the Company executed an $8 million increase to a fixed-rate mortgage loan collateralized by Ashburn Village shopping center.

The following is a summary of notes payable as of December 31, 2003 and 2002:

Notes Payable

(Dollars in thousands)	December 31,			Interest Rate *	Scheduled Maturity *
	2003		2002
Fixed Rate Mortgages:	$132,859	(a)	$135,641	7.67%	Oct 2012
	98,103	(b)	93,044	8.00%	Dec 2011
	29,800	(c)	—	5.94%	Jan 2019
	41,982	(d)	—	6.01%	Feb 2018
	34,017	(e)	34,830	7.88%	Jan 2013
	13,375	(f)	13,667	8.33%	Jun 2015
	—	(g)	9,797	6.88%	May 2004
	7,112	(h)	7,640	8.18%	Feb 2004

Total Fixed Rate	357,248		294,619	7.48%	9.6 Years

Variable Rate Loans:
Construction Loan	—	(i)	39,374	—	—
Line of Credit	—	(j)	46,750	LIBOR plus 1.625%	Aug 2005

Total Variable Rate	—		86,124	—	—

Total Notes Payable	$357,248		$380,743	7.48%	9.6 Years

*	Interest rate and scheduled maturity data presented for December 31, 2003. Totals computed using weighted averages.

(a)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a balloon payment of $96,300,000 at loan maturity. Principal of $2,782,000 was amortized during 2003.

(b)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997, most recently, an $8 million increase in September 2003. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowings rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a balloon payment of $63,153,000 at loan maturity. Principal of $2,941,000 was amortized during 2003.

(c)	The loan, consisting of two notes dated December 2003, is currently collateralized by two shopping centers, Broadlands Village and The Glen and requires equal monthly principal and interest payments of $191,000 based upon a 25-year amortization schedule and a balloon payment of $17,706,000 at loan maturity. Payments commenced February 2004. The loan was increased by $10,200,000 in February 2004 (see (h) below).

(d)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a balloon payment of $27,872,000 at loan maturity. Principal of $518,000 was amortized during 2003. The proceeds from this loan were used to pay-off and retire the construction loan on this property in January 2003 (see (i) below).

(e)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a balloon payment of $22,808,000 at loan maturity. Principal of $813,000 was amortized during 2003.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(f)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22 year amortization schedule and a balloon payment of $7,630,000 at loan maturity. Principal of $292,000 was amortized during 2003.

(g)	The loan, which was collateralized by The Glen shopping center and a corporate guarantee, was paid off and retired in December 2003 (see (c) above).

(h)	The loan was collateralized by Kentlands Square shopping center and requires monthly principal and interest payments based upon a 15 year amortization schedule. Principal of $528,000 was amortized during 2003. This loan was repaid and retired in February 2004 with additional loan proceeds added to the $29,800,000 5.94% loan (see (c) above) (See Note 13—Subsequent Events).

(i)	The $42,000,000 Washington Square construction loan was paid off and retired in January 2003 through a permanent financing (see (d) above).

(j)	The loan is an unsecured revolving credit facility totaling $125,000,000. Loan availability for working capital and general corporate uses is determined by operating income from the Company’s unencumbered properties, with a portion available only for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. There were no outstanding borrowings as of December 31, 2003. Monthly payments, if applicable, are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month.

The December 31, 2003 and 2002 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $295,506,000 and $280,051,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. The Company’s material covenants require the Company, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value in excess of liabilities of at least $250 million;

•	limit the amount of debt as a percentage of gross asset value (leverage ratio) to less than 60%;

•	limit the amount of debt so that interest coverage will exceed 2.1 to 1 on a trailing four quarter basis; and

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.6 to 1.

As of December 31, 2003, the Company was in compliance with all such covenants.

Notes payable at December 31, 2003 and 2002, totaling $166,876,000 and $266,392,000, respectively, are guaranteed by members of The Saul Organization.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2003, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
2004 *	$15,741
2005	9,397
2006	10,149
2007	10,963
2008	11,815
Thereafter	299,183

Total	$357,248

*	A total of $7,112 of the 2004 maturities was refinanced in February 2004. The new loan expires in 2019.

5.	LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent for the years ended December 31, 2003, 2002 and 2001, amounted to $78,167,000, $75,699,000 and $69,662,000, respectively. Future contractual payments under noncancelable leases for years ended December 31, are as follows:

Future Contractual Payments

(In thousands)
2004	$78,294
2005	71,575
2006	64,891
2007	58,540
2008	50,077
Thereafter	262,694

Total	$586,071

The majority of the leases also provide for rental increases and expense recoveries based on increases in the Consumer Price Index or increases in operating expenses, or both. These increases generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2003, 2002 and 2001 amounted to $14,438,000, $12,680,000 and $11,456,000, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1,695,000, $1,850,000 and $2,113,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

6.	LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

accompanying consolidated financial statements is minimum ground rent expense of $164,000, $164,000 and $167,000, for each of the years ended December 31, 2003, 2002 and 2001, respectively. The future minimum rental commitments under these ground leases are as follows:

Ground Lease Rental Commitments

(In thousands)	Annually 2004-2008	Total Thereafter
Beacon Center	$53	$3,183
Olney	51	4,373
Southdale	60	3,545

Total	$164	$11,101

In addition to the above, Flagship Center consists of two developed outparcels that are part of a larger adjacent community shopping center formerly owned by The Saul Organization and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest which commenced in September 1991 with a minimum rent of one dollar per year.

The Company’s corporate headquarters lease commenced in March 2002. The 10-year lease provides for an initial annual rental payment of $513,000, escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Reflected in the accompanying financial statements is straight-lined rental expense of $584,000 for the year ended December 31, 2003. The future minimum rental commitments under this lease are $584,000 annually for the five years from 2004 through 2008, and $1,849,000 thereafter. This lease expense is included in the shared services portion of general and administrative expense (see Note 8 – Related Party Transactions).

7.	STOCKHOLDERS’ EQUITY (DEFICIT) AND MINORITY INTERESTS

The consolidated statement of operations for the year ended December 31, 2003 includes a charge for minority interests of $8,086,000, consisting of $6,495,000 related to The Saul Organization’s share of the net income for the year and $1,591,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2002 of $8,070,000, consisting of $7,130,000 related to The Saul Organization’s share of the net income for the year and $940,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2001 of $8,069,000 consists of $6,777,000 related to The Saul Organization’s share of the net income for the year and $1,292,000 related to distributions to minority interests in excess of allocated net income for the year.

On July 16, 2003, the Company filed a shelf registration statement (the “Shelf Registration Statement”) with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. On November 5, 2003 the Company sold 3,500,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The underwriters exercised an over-allotment option, purchasing an additional 500,000 depositary shares on November 26, 2003.

The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after November 5, 2008. The depositary shares will pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 liquidation preference. The first dividend, paid on January 15, 2004 was for less than a full quarter and covered the period from November 5 through December 31, 2003. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Net proceeds from the issuance were approximately $96.3 million and initially were used to fully repay $52.5 million outstanding under the Company’s revolving credit facility and the remaining balance was invested in short-term certificates of deposit. The cash and credit line availability will be used to fund acquisitions and developments as the Company identifies investment opportunities.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

8.	RELATED PARTY TRANSACTIONS

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 15 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,495,000, $1,368,000 and $1,330,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company utilizes Chevy Chase Bank for its various checking accounts and as of December 31, 2003 had $45.2 million deposited in cash and short-term investment accounts.

Philip D. Caraci, the Company’s President and director until March 2003 and current Vice Chairman, received a cash consulting fee of $75,886 during 2003. Additionally, an entity controlled by Mr. Caraci’s son leased space in one of the Company’s shopping centers during 2003 and four different Company shopping centers during 2002. The total rental income for this leased space was $9,000 and $143,000 during the years ended December 31, 2003 and 2002, respectively. The leases for the properties under contract during 2002 were assigned to unaffiliated third parties during 2002 and no further rental income was received under these leases from the affiliated party during 2003. The Company believes that all of these leases have comparable terms to leases that would have been obtained from unrelated third parties. Additionally, leasing commission payments of $5,000 and $37,000 for the years ended December 31, 2003 and 2002, respectively, were made to this affiliated party for procurement of third party tenant leases at the Company’s properties.

The Chairman and Chief Executive Officer, the President and the Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors.

The Company shares with The Saul Organization on a pro-rata basis the cost of certain ancillary functions such as computer hardware, software and support services and certain direct and indirect administrative payroll

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

based on management’s estimate of usage or time incurred, as applicable. Also, The Saul Organization subleases office space to the Company for its corporate headquarters (see Note 6-Long-Term Lease Obligations for the terms of this lease). The terms of all sharing arrangements with The Saul Organization, including payments related thereto, are reviewed periodically by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2003, 2002 and 2001, totaled $2,628,000, $2,574,000 and $1,971,000, of which $2,313,000, $2,542,000 and $2,010,000, were paid during the years ended December 31, 2003, 2002 and 2001, respectively. The amount of billings expensed in the period incurred are primarily reported as general and administrative operating expenses in these consolidated financial statements.

On January 23, 2004 the Company purchased a 3.4 acre site, adjacent to the Company’s Kentlands Square property, from a subsidiary of Chevy Chase Bank for $1,425,000. The Company plans to develop retail and office improvements on this site. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of the bank (see Note 13-Subsequent Events).

9.	STOCK OPTION PLAN

The Company has established a stock option plan for the purpose of attracting and retaining executive officers and other key personnel. The plan provides for grants of options to purchase a specified number of shares of common stock. A total of 400,000 shares were initially available under the plan. The plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

During 1993 and 1994, the Compensation Committee granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vested 25% per year over four years, have an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. No compensation expense was recognized as a result of these grants. During the year ended December 31, 2003, 93,210 option shares were exercised (40,100 incentive stock options and 53,110 nonqualified stock options). As of December 31, 2003, no 1993 and 1994 options remained unexercised.

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

Effective January 2003, the Company adopted the fair value method to value employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of the 2003 Options. The fair value of the 2003 Options was determined at the time of the award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: expected volatility was determined using the ten year trading history of the Company’s common stock (month-end closing prices), an average expected term outstanding of seven years, expected dividend yield throughout the option term of 7% and risk-free interest rate of 4% based upon an assumed 10-year US Treasury rate. Using the Black-Scholes model, the Company determined the total fair value of the 2003 Options to be $332,000 and recognizes compensation expense monthly during the four years the options vest. Compensation expense attributed to the 2003 Options during the year ended December 31, 2003 was $50,000. The 2003 Options are due to expire May 22, 2013 and as of December 31, 2003, none of the 2003 Options are vested.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

10.	NON-OPERATING ITEMS

Gain on Sale of Property

The gain on sale of property of $182,000 in 2003 represents the gain recognized as a result of a condemnation of a portion of the land at the Company’s Avenel Business Park property. The gain on sale of property of $1,426,000 in 2002 represents the final proceeds received upon appeal of the District of Columbia’s purchase of the Company’s Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. There were no property sales in 2001.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments. The carrying values of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable is in excess of the $357,248,000 carrying value. Management estimates that the fair value of these fixed rate notes payable, assuming current long term interest rates of approximately 6%, would be approximately $386,300,000.

12.	COMMITMENTS AND CONTINGENCIES

Neither the Company nor the Current Portfolio Properties are subject to any material litigation, nor, to management’s knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business. Management believes that these items, individually or in the aggregate, will not have a material adverse impact on the Company or the Current Portfolio Properties.

13.	SUBSEQUENT EVENTS

On January 23, 2004, the Company purchased a 3.4 acre site, adjacent to the Company’s Kentlands Square property, from a subsidiary of Chevy Chase Bank for $1,425,000. The Company plans to develop retail and office improvements on this site. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of the bank.

On February 13, 2004, the Company acquired the 121,000 square foot Publix anchored, Boca Valley Plaza shopping center located in Boca Raton, Florida for a purchase price of $17.5 million. The property was approximately 90% leased at the date of acquisition.

On February 13, 2004, the Company closed on a new mortgage loan, refinancing a maturing mortgage loan secured by its Kentlands Square center. The new loan, in the amount of $10,200,000, matures on January 2019 and requires equal monthly interest and principal payments of $65,345 based upon an interest rate of 5.94% and a 25-year amortization schedule. The loan requires a balloon principal payment of $6,009,000 at maturity.

On February 17, 2004, the Company acquired the 130,000 square foot Safeway anchored, Countryside shopping center located in Loudoun County, Virginia for a purchase price of $29.7 million. The property was approximately 95% leased at the date of acquisition.

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

During 2003, $1.28 per share of the distributions paid represented ordinary dividend income and $0.28 per share represented return of capital to the shareholders. No preferred dividends were paid during 2003. The following summarizes distributions paid during the years ended December 31, 2003, 2002 and 2001, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to		Dividend Reinvestments
	Common Stockholders	Limited Partnership Unitholders	Common Stock Issued	Units Issued	Discounted Share Price
	(in thousands)	(in thousands)
Distributions during 2003
October 31	$6,135	$2,023	129,319	2,919	$26.38
July 31	6,088	2,023	126,862	2,847	26.67
April 30	6,021	2,020	139,576	3,262	22.88
January 31	5,927	2,020	156,413	3,412	21.49

	$24,171	$8,086	552,170	12,440

Distributions during 2002
October 31	$5,839	$2,019	136,107	3,110	$23.18
July 31	5,785	2,017	135,603	—	22.94
April 30	5,736	2,017	119,772	—	22.94
January 31	5,670	2,017	165,390	—	20.39

	$23,030	$8,070	556,872	3,110

Distributions during 2001
October 31	$5,599	$2,018	176,319	—	$18.62
July 31	5,529	2,017	175,790	—	18.04
April 30	5,460	2,017	169,753	—	17.95
January 31	5,410	2,017	123,561	—	17.07

	$21,998	$8,069	645,423	—

In December 2003, 2002 and 2001, the Board of Directors of the Company authorized a distribution of $0.39 per share payable in January 2004, 2003 and 2002, to holders of record on January 16, 2004, January 17, 2003 and January 17, 2002, respectively. As a result, $6,187,000, $5,927,000 and $5,670,000, were paid to common shareholders on January 30, 2004, January 31, 2003 and January 31, 2002, respectively. Also, $2,023,000, $2,020,000 and $2,017,000, were paid to limited partnership unitholders on January 31, 2004, January 31, 2003 and January 31, 2002 ($0.39 per Operating Partnership unit), respectively. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock dividends and minority interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

15.	INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of years 2003, 2002 and 2001.

	2003 Calendar Year
(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$23,870	$23,226	$24,659	$26,129

Income before minority interests	6,539	6,016	7,035	7,738 (a)
Minority interests	(2,020)	(2,020)	(2,023)	(2,023)

Net income	$4,519	$3,996	$5,012	$5,715

Net income per share (basic & diluted)	$0.29	$0.26	$0.32	$0.28

(a) Includes $182 gain on land condemnation at Avenel Business Park.
	2002 Calendar Year
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$23,191	$22,793	$23,471	$24,508

Income before minority interests	8,352 (a)	6,499	5,503	7,282
Minority interests	(2,017)	(2,017)	(2,017)	(2,019)

Net income	$6,335	$4,482	$3,486	$5,263

Net income per share (basic & diluted)	$0.43	$0.30	$0.24	$0.35

(a) Includes $1,426 gain on sale of Park Road property.
	2001 Calendar Year
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$21,236	$20,919	$21,533	$22,620

Income before minority interests	6,051	5,924	6,289	7,119
Minority interests	(2,017)	(2,017)	(2,017)	(2,018)

Net income	$4,034	$3,907	$4,272	$5,101

Net income per share (basic & diluted)	$0.29	$0.28	$0.30	$0.35

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

16.	BUSINESS SEGMENTS

The company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies of the segments presented below are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based upon income from real estate for the combined properties in each segment.

(In thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
2003
Real estate rental operations:
Revenue	$66,070	$31,722	$92	$97,884
Expenses	(12,274)	(7,840)	—	(20,114)

Income from real estate	53,796	23,882	92	77,770
Interest expense & amortization of debt costs	—	—	(26,573)	(26,573)
General and administrative	—	—	(6,213)	(6,213)

Subtotal	53,796	23,882	(32,694)	44,984
Depreciation and amortization	(10,429)	(7,409)	—	(17,838)
Gain on property sale	—	182	—	182
Minority interests	—	—	(8,086)	(8,086)

Net income	$43,367	$16,655	$(40,780)	$19,242

Capital investment	$41,357	$6,844	$—	$48,201

Total assets	$247,511	$135,653	$88,452	$471,616

2002
Real estate rental operations:
Revenue	$61,597	$32,261	$105	$93,963
Expenses	(10,675)	(7,882)	—	(18,557)

Income from real estate	50,922	24,379	105	75,406
Interest expense & amortization of debt costs	—	—	(25,838)	(25,838)
General and administrative	—	—	(5,537)	(5,537)

Subtotal	50,922	24,379	(31,270)	44,031
Depreciation and amortization	(11,295)	(6,526)	—	(17,821)
Gain on property sale	1,426	—	—	1,426
Minority interests	—	—	(8,070)	(8,070)

Net income	$41,053	$17,853	$(39,340)	$19,566

Capital investment	$31,769	$17,336	$—	$49,105

Total assets	$215,692	$135,836	$37,159	$388,687

2001
Real estate rental operations:
Revenue	$58,714	$27,427	$167	$86,308
Expenses	(10,324)	(6,022)	—	(16,346)

Income from real estate	48,390	21,405	167	69,962
Interest expense & amortization of debt costs	—	—	(25,486)	(25,486)
General and administrative	—	—	(4,335)	(4,335)

Subtotal	48,390	21,405	(29,654)	40,141
Depreciation and amortization	(9,751)	(5,007)	—	(14,758)
Minority interests	—	—	(8,069)	(8,069)

Net income	$38,639	$16,398	$(37,723)	$17,314

Capital investment	$8,220	$13,580	$—	$21,800

Total assets	$192,762	$124,529	$29,112	$346,403

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2003

(Dollars in Thousands)

			Basis at Close of Period
	Initial Basis	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt		Date of Construction	Date Acquired	Buildings and Improvements Depreciable Lives in Years
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$15,993	$6,764	$20,660	$—	$27,424	$3,143	$24,281	$26,444		1994 & 2000-2	3/94	40
Beacon Center, Alexandria, VA	1,493	14,987	—	15,386	1,094	16,480	7,190	9,290	—		1960 & 1974	1/72	40 & 50
Belvedere, Baltimore, MD	932	845	263	1,514	—	1,777	1,059	718	2,494		1958	1/72	40
Boulevard, Fairfax, VA	4,883	1,530	3,687	2,726	—	6,413	569	5,844	5,366		1969	4/94	40
Broadlands I, Loudoun County, VA	3,550	11,923	3,533	11,940	—	15,473	22	15,451	17,450		2002-3	3/02	40
Clarendon, Arlington, VA	385	420	636	169	—	805	46	759	—		1949	7/73	40
Clarendon Station, Arlington, VA	834	46	425	455	—	880	99	781	—		1949	1/96	40
Flagship Center, Rockville, MD	160	9	169	—	—	169	—	169	—		1972	1/72	—
French Market, Oklahoma City, OK	5,781	9,763	1,118	14,426	—	15,544	5,411	10,133	—		1972 & 2001	3/74	50
Germantown, Germantown, MD	3,576	323	2,035	1,864	—	3,899	687	3,212	—		1990	8/93	40
Giant, Baltimore, MD	998	364	422	940	—	1,362	693	669	2,531		1959	1/72	40
The Glen, Lake Ridge, VA	12,918	1,563	5,300	9,181	—	14,481	2,123	12,358	12,350		1993	6/94	40
Great Eastern, District Heights., MD	3,472	9,395	2,263	10,604	—	12,867	4,106	8,761	10,845		1958 & 1960	1/72	40
Hampshire Langley, Langley Park, MD	3,159	2,796	1,856	4,099	—	5,955	2,515	3,440	9,933		1960	1/72	40
Kentlands, Gaithersburg, MD	14,379	74	5,006	9,447	—	14,453	288	14,165	7,112		2002	9/02	40
Leesburg Pike, Baileys Crossroads, VA	2,418	5,509	1,132	6,795	—	7,927	4,096	3,831	10,578		1965	2/66	40
Lexington Mall, Lexington, KY	4,868	5,996	2,111	8,753	—	10,864	5,131	5,733	—		1971 & 1974	3/74	50
Lumberton Plaza, Lumberton, NJ	4,400	9,111	950	12,561	—	13,511	7,550	5,961	7,462		1975	12/75	40
Olde Forte Village, Ft. Washington, MD	15,933	117	5,409	10,641	—	16,050	110	15,940	—		2003-4	07/03	40
Olney, Olney, MD	1,884	1,409	—	3,293	—	3,293	2,110	1,183	—		1972	11/75	40
Ravenwood, Baltimore, MD	1,245	2,096	703	2,638	—	3,341	961	2,380	6,403		1959	1/72	40
Seven Corners, Falls Church, VA	4,848	39,518	4,913	39,453	—	44,366	15,336	29,030	43,351		1956	7/73	40
Shops at Fairfax, Fairfax, VA	2,708	9,196	992	10,912	—	11,904	3,187	8,717	8,009		1975 & 2001	6/75	50
Southdale, Glen Burnie, MD	3,650	15,697	—	18,725	622	19,347	13,106	6,241	—		1962 & 1987	1/72	40
Southside Plaza, Richmond, VA	6,728	4,619	1,878	9,469	—	11,347	6,627	4,720	9,599		1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	2,743	703	4,514	—	5,217	3,134	2,083	—		1970	2/76	40
Thruway, Winston-Salem, NC	4,778	15,080	5,464	14,289	105	19,858	6,717	13,141	24,797		1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	785	7,851	9,436	—	17,287	2,903	14,384	8,323		1990	8/93	40
West Park, Oklahoma City, OK	1,883	595	485	1,993	—	2,478	1,168	1,310	—		1974	9/75	50
White Oak, Silver Spring, MD	6,277	3,869	4,787	5,359	—	10,146	3,728	6,418	22,906		1958 & 1967	1/72	40

Total Shopping Centers	148,547	186,371	70,855	262,242	1,821	334,918	103,815	231,103	235,953

Office Properties
Avenel Business Park, Gaithersburg, MD	21,459	19,870	3,756	37,573	—	41,329	17,123	24,206	30,812		1984, 1986, 1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40
Crosstown Business Center, Tulsa, OK	3,454	5,526	604	8,376	—	8,980	3,193	5,787	—		1974	10/75	40
601 Pennsylvania Ave., Washington DC	5,479	52,873	5,667	52,685	—	58,352	23,288	35,064	34,017		1986	7/73	35
Van Ness Square, Washington, DC	812	27,331	831	27,312	—	28,143	14,298	13,845	14,484		1990	7/73	35
Washington Square, Alexandria VA	2,034	46,322	544	47,812	—	48,356	3,106	45,250	41,982		1952 & 2001	7/73	50

Total Office Properties	33,238	151,922	11,402	173,758	—	185,160	61,008	124,152	121,295

Development Land
Broadlands II/III, Loudoun County, VA	1,766	911	1,766	911		2,677	—	2,677	—	(1)	2004	3/02	50
Clarendon Center, Arlington, VA	11,534	1,675	11,534	1,675	—	13,209	—	13,209	—		2002	4/02	50
Lansdowne, Loudoun County, VA	5,526	612	5,526	612	—	6,138	—	6,138	—		2002	11/02	50
Shops at Monocacy, Frederick, MD	9,541	277	9,541	277	—	9,818	—	9,818	—		2003-4	11/03	50

	28,367	3,475	28,367	3,475	—	31,842	—	31,842	—

Preacquistion Costs				195		195		195

Total	$210,152	$341,768	$110,624	$439,670	$1,821	$552,115	$164,823	$387,292	$357,248

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2003

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	35 - 50 years
Building components	20 years
Tenant improvements	The greater of the term of the lease or the useful life of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $389,587,000 at December 31, 2003. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2003 are summarized as follows.

(In thousands)	2003	2002	2001
Total real estate investments:
Balance, beginning of year	$503,914	$454,809	$433,009
Acquisitions	25,474	28,871
Improvements	22,822	20,234	21,800
Sales	(95)	—	—
Retirements	—	—	—

Balance, end of year	$552,115	$503,914	$454,809

Total accumulated depreciation:
Balance, beginning of year	$150,286	$136,928	$124,180
Depreciation expense	14,649	15,526	12,748
Sales		—	—
Retirements	(112)	(2,168)	—

Balance, end of year	$164,823	$150,286	$136,928