Form 10-Q
period 2004-03-31
SAUL CENTERS INC
filed 2004-05-10
CIK 907254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2004

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

Number of shares of common stock, par value $0.01 per share outstanding as of May 10, 2004: 16,135,000

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2003, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	March 31, 2004	December 31, 2003
Assets
Real estate investments
Land	$99,411	$82,256
Buildings and equipment	479,843	436,487
Construction in progress	38,461	33,372

	617,715	552,115
Accumulated depreciation	(168,705)	(164,823)

	449,010	387,292

Cash and cash equivalents	6,100	45,244
Accounts receivable and accrued income, net	15,570	14,642
Prepaid expenses, net	21,031	18,977
Deferred debt costs, net	4,498	4,224
Other assets	3,350	1,237

Total assets	$499,559	$471,616

Liabilities
Notes payable	$379,269	$357,248
Dividends and distributions payable	10,260	9,454
Accounts payable, accrued expenses and other liabilities	11,221	7,793
Deferred income	4,579	4,478

Total liabilities	405,329	378,973

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, par value $0.01 per share, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 15,989,468 and 15,861,234 shares issued and outstanding, respectively	160	159
Additional paid-in capital	94,986	91,469
Accumulated deficit	(100,916)	(98,985)

Total stockholders’ equity	94,230	92,643

Total liabilities and stockholders’ equity	$499,559	$471,616

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended March 31,
	2004	2003
Revenue
Base rent	$21,276	$19,051
Expense recoveries	3,894	3,805
Percentage rent	444	449
Other	727	565

Total revenue	26,341	23,870

Operating expenses
Property operating expenses	2,892	3,029
Provision for credit losses	69	36
Real estate taxes	2,391	2,131
Interest expense	6,049	6,494
Amortization of deferred debt expense	217	198
Depreciation and amortization	4,638	4,042
General and administrative	1,756	1,401

Total operating expenses	18,012	17,331

Net Operating income before minority interests	8,329	6,539

Minority interests
Minority share of income	(1,557)	(1,648)
Distributions in excess of earnings	(467)	(372)

Total minority interests	(2,024)	(2,020)

Net income	6,305	4,519

Preferred dividends	(2,000)	—

Net income available to common shareholders	$4,305	$4,519

Per share (basic and dilutive)
Net income	$0.27	$0.29

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity :
Balance, December 31, 2003	100,000	159	91,469	(98,985)	92,643

Issuance of 128,235 shares of common stock:
123,689 shares due to dividend reinvestment plan	—	1	3,391	—	3,392
4,546 shares due to directors deferred stock plan	—	—	126	—	126
Net income	—	—	—	6,305	6,305
Distributions payable preferred stock ($.31 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($.39 per share)	—	—	—	(6,236)	(6,236)

Balance, March 31, 2004	$100,000	$160	$94,986	$(100,916)	$94,230

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$6,305	$4,519
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,024	2,020
Depreciation and amortization	4,855	4,240
Provision for credit losses	69	36
Increase (Decrease) in accounts receivable	(997)	361
Increase in prepaid expenses	(2,810)	(232)
Increase in other assets	(2,113)	(1,851)
Increase in accounts payable, accrued expenses and other liabilities	3,428	1,477
Increase (decrease) in deferred income	101	(500)

Net cash provided by operating activities	10,862	10,070

Cash flows from investing activities:
Proceeds from sale of property	—	1,426
Acquisitions of real estate investments, net*	(41,637)	—
Additions to real estate investments	(849)	(3,475)
Additions to construction in progress	(5,089)	(2,693)

Net cash used in investing activities	(47,575)	(4,742)

Cash flows from financing activities:
Proceeds from notes payable	13,200	50,677
Repayments on notes payable	(9,204)	(51,554)
Additions to deferred debt expense	(491)	(540)
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	3,518	4,697
Distributions to preferred stockholders	(1,244)	—
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(8,210)	(7,955)

Net cash provided by (used by) financing activities	(2,431)	(4,675)

Net increase (decrease) in cash and cash equivalents	(39,144)	653
Cash and cash equivalents, beginning of period	45,244	1,309

Cash and cash equivalents, end of period	$6,100	$1,962

* Supplemental discussion of non-cash investing and financing activities:

On February 13, 2004 the Company purchased Boca Valley Plaza for total acquisition costs of $17,865,000 and assumed a mortgage in the amount of $9,200,000 with the balance being paid in cash. On March 25, 2004 the Company purchased Cruse MarketPlace for total acquisition costs of $12,768,000 and assumed a mortgage of $8,825,000 with the balance being paid in cash. The $41,637,000 shown as 2004 real estate acquisitions does not include the $18,025,000 in total assumed mortgages for the properties acquired as the assumption of these mortgages was a non-cash acquisition cost.

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. In July 2003 the Company purchased Olde Forte Village, a grocery anchored neighborhood shopping center located in Fort Washington, Maryland. The Company is currently developing Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland which was acquired in November 2003. During the fourth quarter of 2003, the Company completed development of Broadlands Village Phase I, an in-line retail and retail pad grocery anchored shopping center. During the first quarter of 2004, the Company purchased a land parcel for development of a 41,000 square foot retail/office property to be known as Kentlands Place, adjacent to its Kentlands Square shopping center and acquired three grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia, and (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia. As of March 31, 2004, the Company’s properties (the “Current Portfolio Properties”) consisted of 33 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) development and/or redevelopment properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Twenty-two of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of March 31, 2004, no single property accounted for more than 8.2% of the total gross leasable area. Only one retail tenant, Giant Food (4.5%), a tenant at eight Shopping Centers and the United States Government (3.4%), a tenant of six properties, individually accounted for more than 2.5% of the Company’s total revenues for the three months ended March 31, 2004.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company applied SFAS 141 when it recorded the first quarter 2004 acquisitions of Boca Valley Plaza, Countryside and Cruse MarketPlace. For Boca Valley Plaza, approximately $958,000 of the $17,865,000 total cost of the acquisition, which includes the purchase price and closing costs, was allocated as lease intangible assets and included in prepaid expenses at March 31, 2004. For Countryside, approximately $1,352,000 of the $30,305,000 total cost of the acquisition was allocated as lease intangible assets and included in prepaid expenses at March 31, 2004. For Cruse MarketPlace, approximately $670,000 of the $12,768,000 total cost of the acquisition was allocated as lease intangible assets and included in prepaid expenses at March 31, 2004. The lease intangible assets are being amortized over the remaining periods of the leases acquired.

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the three month periods ended March 31, 2004 and 2003, was $741,000 and $244,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Repair and maintenance expense for the quarters ended March 31, 2004 and 2003, was $1,267,000 and $1,658,000, respectively.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements. Depreciation expense during the quarters ended March 31, 2004 and 2003, was $3,882,000 and $3,336,000, respectively. Leasehold improvements are amortized over the lives of the related leases using the straight-line method.

Construction In Progress

Construction in progress includes the land, land acquisition costs, predevelopment costs, and development costs of active projects. Predevelopment costs associated with these active projects include closing costs, legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2004 and December 31, 2003 are as follows:

Construction in Progress (In thousands)

	March 31, 2004	December 31, 2003
Clarendon Center	$13,759	$13,209
Shops at Monocacy	12,095	9,818
Broadlands Village II	1,515	1,151
Broadlands Village III	1,557	1,527
Lansdowne	6,257	6,138
Kentlands Place	1,817	—
Other	1,461	1,529

Total	$38,461	$33,372

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with maturities of three months or less measured from the acquisition date.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $556,000 and $561,000, at March 31, 2004 and December 31, 2003, respectively.

In addition to rents due currently, accounts receivable include $10,012,000 and $9,370,000, at March 31, 2004 and December 31, 2003, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $636,000 and $548,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs are included in prepaid expenses and total $18,166,000 and $15,345,000, net of accumulated amortization of $7,440,000 and $6,671,000, as of March 31, 2004 and December 31, 2003, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Lease acquisition costs also include a portion of an acquired property’s purchase price as discussed previously in “Real Estate Investment Properties.”

Deferred Debt Costs

Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $4,497,000 and $4,224,000, and are presented net of accumulated amortization of $3,516,000 and $3,300,000, at March 31, 2004 and December 31, 2003, respectively.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Income Taxes

The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1993. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its REIT taxable income to stockholders and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Stock Based Employee Compensation

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

On May 23, 2003, the Compensation Committee granted options to purchase a total of 220,000 shares (80,000 shares from incentive stock options and 140,000 shares from nonqualified stock options) to six Company officers (the “2003 Options”). The 2003 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The exercise price of $24.91 was the market trading price of the Company’s common stock at the time of the award. None of the 2003 Options are vested as of March 31, 2004.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Effective January 2003, the Company adopted the fair value method to value employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of the 2003 Options. The fair value of the 2003 Options was determined at the time of the award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: expected volatility was determined using the ten year trading history of the Company’s common stock (month-end closing prices), an average expected term outstanding of seven years, expected dividend yield throughout the option term of 7% and risk-free interest rate of 4% based upon an assumed 10-year US Treasury rate. Using the Black-Scholes model, the Company determined the total fair value of the 2003 Options to be $332,000 and recognizes compensation expense monthly during the four years the options vest. Compensation expense attributed to the 2003 Options during the three months ended March 31, 2004 was $21,000. The 2003 Options are due to expire May 22, 2013 and as of March 31, 2004, none of the 2003 Options are vested.

Deferred Compensation and Stock Plan for Directors

Saul Centers has established a Deferred Compensation and Stock Plan for Directors (the “Plan”) for the benefit of its directors and their beneficiaries. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, the number of shares allocated to the director is determined by the market price of the common stock on the day the fee is earned. As of March 31, 2004, 170,000 shares were authorized and registered for use under the Plan, and 154,000 shares had been credited to the directors’ deferred fee accounts.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Basic and Diluted Shares Outstanding March 31,
(In thousands, except per share data)	Quarter ended
	2004	2003
Weighted average common shares outstanding – Basic	15,947	15,330
Effect of dilutive options	27	9

Weighted average common shares outstanding – Diluted	15,974	15,339

Average Share Price	$28.45	$22.94

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. Saul Centers has guaranteed portions of its Partnership debt obligations, all of which are presented on the consolidated financial statements as mortgage notes payable. Saul Centers has guaranteed $5,964,000 of the notes payable which are recourse loans made by the Operating Partnership as of March 31, 2004. The balance of the mortgage notes payable totaling $373,305,000 are non-recourse, however, as is customary when obtaining long term non-recourse financing, borrowers such as Saul Centers make certain representations to lenders, for example, that no fraud exists and the officers are authorized to execute loan documents and that there are no environmental matters relating to the properties which are in violation of applicable laws. Borrowers, including Saul Centers, typically agree to assume obligations arising from reliance upon these representations should a third party suffer damages related to individual mortgages. No additional liabilities were recognized as a result of the adoption of FIN 45.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

3.	Real Estate Acquired

Boca Valley Plaza

On February 13, 2004, the Company acquired Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988, is 90% leased and anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage. (See Note 5) The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Countryside

On February 17, 2004, the Company completed the acquisition of the 130,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center is 95% leased and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and is 96% leased. The center was purchased for $12.6 million subject to the assumption of an $8.8 million mortgage. (See Note 5) The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

The Company accounted for the Boca Valley Plaza, Countryside and Cruse MarketPlace acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable as described in Note 2. The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the three months ended March 31, 2004 and 2003, respectively, as if the above described acquisitions had occurred on January 1, 2004 and 2003, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the three months ended March 31, 2004 and 2003, respectively.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Pro-Forma Combined Condensed Statements of Operations

	Three months ended March 31,
(in thousands, except per share data, unaudited)	2004	2003
Real estate revenues	$27,178	$25,171
Net income available to common shareholders	$4,587	$4,999
Earnings per common share – basic	$0.29	$0.32
Earnings per common share – diluted	$0.29	$0.32

4.	Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 24.5% limited partnership interest, represented by 5,191,000 convertible limited partnership units in the Operating Partnership, as of March 31, 2004. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible as of March 31, 2004 because the Saul Organization owned in excess of 24.9% of the Company’s equity securities. The impact of The Saul Organization’s 24.5% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended March 31, 2004 and 2003, were 21,164,000 and 20,516,000, respectively.

5.	Notes Payable

Notes payable totaled $379,269,000 at March 31, 2004, of which $376,269,000 (99.2%) was fixed rate debt and $3,000,000 (0.8%) was floating rate debt. At March 31, 2004, the Company had a $125,000,000 unsecured revolving credit facility with outstanding borrowings of $3,000,000. The facility matures in August 2005 and requires monthly interest payments at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. As of March 31, 2004, borrowings under the facility accrued interest at LIBOR plus 1.625%. Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of March 31, 2004 would have allowed the Company to borrow an additional $72,000,000 for general corporate use. An additional $50,000,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

On February 13, 2004, the Company obtained a new 15-year $10,200,000 fixed-rate mortgage loan collateralized by Kentlands Square. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.94% and a 25 year amortization schedule.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

A balloon payment of $6,039,000 will be due at loan maturity, January 2019. Also on February 13, 2004 the Company purchased Boca Valley Plaza shopping center, located in Boca Raton, Florida. In conjunction with the acquisition, the Company assumed the seller’s non-recourse mortgage of $9,200,000. The loan matures in April 2007 and requires monthly interest only payments at a fixed rate of 6.82%. The loan is subject to prepayment penalties. On March 25, 2004 the Company purchased Cruse MarketPlace shopping center, located in Forsyth County, a suburb of Atlanta, Georgia. In conjunction with the acquisition, the Company assumed the seller’s non-recourse mortgage of $8,825,000. The loan matures in July 2013 at which time a balloon payment of $6,830,000 will be due. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.77% and a 24 year amortization schedule.

Notes payable totaled $357,248,000 at December 31, 2003, all of which was fixed rate debt. At December 31, 2003, the Company had a $125,000,000 unsecured revolving credit facility with no outstanding borrowings. The facility matures August 2005 and requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of December 31, 2003 allowed the Company to borrow up to $75,000,000 for general corporate use. An additional $50,000,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

At March 31, 2004, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule (In thousands)

April 1 through December 31, 2004	$6,800
2005	9,768
2006	13,543
2007	20,580
2008	12,257
2009	13,261
Thereafter	303,060

Total	$379,269

6.	Stockholders’ Equity and Minority Interests

The Consolidated Statement of Operations for the three months ended March 31, 2004 includes a charge for minority interests of $2,024,000, consisting of $1,557,000 related to The Saul Organization’s share of net income for the quarter, and $467,000 related to distributions to minority interests in excess of allocated net income for the quarter. The minority interests charge for the three months ended March 31, 2003 of $2,020,000 consists of $1,648,000 related to The Saul Organization’s share of net income for the quarter, and $372,000 related to distributions to minority interests in excess of allocated net income for the quarter.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7.	Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 15 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $419,000 and $351,000, for the three months ended March 31, 2004 and 2003, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term interest bearing money market accounts. As of March 31, 2004, approximately $6,100,000 was held in deposit in these accounts.

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

The Company shares with The Saul Organization on a pro-rata basis certain ancillary functions such as computer hardware, software and support services and certain direct and indirect administrative payroll based on management’s estimate of usage or time incurred, as applicable. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses totaled $611,000 and $614,000, for the quarters ended March 31, 2004 and March 31, 2003, respectively. Also, The Saul Organization subleases office space to the Company for its corporate headquarters. The terms of all such arrangements with The Saul Organization, including payments related thereto, are reviewed by the Audit Committee of the Board of Directors.

8.	Subsequent Events

In April 2004, the Company obtained a new 15-year $15,500,000 fixed-rate mortgage loan collateralized by Olde Forte Village. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.76% and a 25 year amortization schedule. A balloon payment of $8,985,000 will be due at loan maturity, May 2019.

In April 2004, the Company acquired Briggs Chaney Plaza, a 197,000 square foot grocery anchored neighborhood shopping center located in Silver Spring, Maryland. The center was constructed in 1983, is currently 91% leased and was acquired for a purchase price of $27,250,000.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

9.	Business Segments

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon net operating income for properties in each segment.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended March 31, 2004
Real estate rental operations:
Revenues	$17,844	$8,407	$90	$26,341
Expenses	(3,360)	(1,992)	—	(5,352)

Income from real estate	14,484	6,415	90	20,989
Interest expense & amortization of debt expense	—	—	(6,266)	(6,266)
General and administrative	—	—	(1,756)	(1,756)

Subtotal	14,484	6,415	(7,932)	12,967
Depreciation and amortization	(2,855)	(1,783)	—	(4,638)
Minority interests	—	—	(2,024)	(2,024)

Net income	$11,629	$4,632	$(9,956)	$6,305

Capital investment	$64,822	$778	$—	$65,600

Total assets	$339,029	$151,773	$8,757	$499,559

Quarter ended March 31, 2003
Real estate rental operations:
Revenues	$15,991	$7,861	$18	$23,870
Expenses	(3,428)	(1,768)	—	(5,196)

Income from real estate	12,563	6,093	18	18,674
Interest expense & amortization of debt expense	—	—	(6,692)	(6,692)
General and administrative	—	—	(1,401)	(1,401)

Subtotal	12,563	6,093	(8,075)	10,581
Depreciation and amortization	(2,333)	(1,709)	—	(4,042)
Minority interests	—	—	(2,020)	(2,020)

Net income	$10,230	$4,384	$(10,095)	$4,519

Capital investment	$3,284	$2,884	$—	$6,168

Total assets	$237,879	$150,627	$33,562	$392,068

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2004 and for the three month period ended March 31, 2004.

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

Real Estate Investments

Real estate investment properties are stated at historic cost basis less depreciation. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with GAAP, they do not report the current value of the Company’s real estate assets. The purchase price of real estate assets acquired is allocated between land, building and in-place acquired leases based on the relative fair values of the components at the date of acquisition. Base buildings are depreciated on a straight-line basis over their estimated useful lives of 35 to 50 years. Intangibles associated with acquired in-place leases are amortized over the remaining base lease terms.

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

Results of Operations

Revenue

(dollars in thousands)	For the quarters ended March 31,		2004 to 2003 Change
	2004	2003	$	%
Revenue
Base rent	$21,276	$19,051	$2,225	11.7%
Expense recoveries	3,894	3,805	89	2.3%
Percentage rent	444	449	(5)	(1.1)%
Other	727	565	162	28.7%

Total	$26,341	$23,870	$2,471	10.4%

Base rent. The increase in base rent for 2004 versus 2003 was primarily attributable to leases in effect at recently acquired and developed properties: Olde Forte Village, Broadlands Village, Boca Valley Plaza, Countryside and Cruse MarketPlace (approximately $1,433,000), the lease-up of space at 601 Pennsylvania Avenue (approximately $300,000), and releasing space at several other properties at rental rates higher than expiring rental rates.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The increase in expense recoveries for the 2004 quarter resulting from the operations of acquisition and development properties (approximately $258,000) was diminished due to 2003’s tenant expense recoveries related to increased snow removal expenses.

Percentage rent. Percentage rent, which was relatively stable between the two periods, is rental income calculated on the portion of a tenant’s revenues that exceed a specified breakpoint.

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other income for 2004 versus 2003 consisted of a $70,000 increase in interest income resulting from the investment of cash proceeds from the November 2003 issuance of preferred stock and a $40,000 increase in parking income at the Company’s three Office Properties.

Operating Expenses

(dollars in thousands)	For the quarters ended March 31,		2004 to 2003 Change
	2004	2003	$	%
Operating Expenses
Property operating expenses	$2,892	$3,029	$(137)	(4.5)%
Provision for credit losses	69	36	33	91.7%
Real estate taxes	2,391	2,131	260	12.2%
Interest expense	6,049	6,494	(445)	(6.9)%
Amortization of deferred debt	217	198	19	9.6%
Depreciation and amortization.	4,638	4,042	596	14.7%
General and administrative	1,756	1,401	355	25.3%

Total	$18,012	$17,331	$681	3.9%

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The decrease in property operating expenses for 2004 versus 2003 resulted primarily from a decrease in snow removal expense (approximately $340,000) due to 2003’s unseasonably severe winter weather primarily in the Mid-Atlantic region which offset increased property operating expenses incurred at the properties acquired and developed (approximately $150,000) in the first quarter of 2004.

Provision for credit losses. The provision for credit losses increased for 2004 versus 2003 primarily due to 2003’s absence of any significant tenant bankruptcy or collection difficulties. The 2004 provision for credit loss totals less than one half of one percent (0.50%) of total income.

Real estate taxes. The increase in real estate taxes for 2004 versus 2003 was primarily attributable to the commencement of operations at the newly acquired and developed properties (approximately $162,000) and increased real estate taxes assessed at 601 Pennsylvania Avenue and Southdale (approximately $23,000 each).

Interest expense. The decrease in interest expense for 2004 versus 2003 resulted primarily from the absence of credit line borrowings during the first quarter of 2004 due to the repayment of the line using proceeds from the November 2003 preferred stock offering.

Amortization of deferred debt expense. The increase in amortization of deferred debt expense for 2004 versus 2003 resulted from new long-term debt incurred during the fourth quarter of 2003 and first quarter of 2004.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from developments and acquisitions placed in service during 2003 and 2004.

General and administrative. General and administrative expense consists of payroll, administrative and other overhead expenses. The increase in general and administrative expense for 2004 versus 2003 was attributable to increased payroll and employment expenses primarily resulting from staffing for the Company’s evaluation of property acquisitions, from increased corporate insurance premiums and increased data processing expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $6,100,000 and $1,962,000 at March 31, 2004 and 2003, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

(dollars in thousands)	Quarter Ended March 31,
	2004	2003
Cash provided by operating activities	$10,862	$10,070
Cash used in investing activities	(47,575)	(4,742)
Cash provided by (used in) financing activities	(2,431)	(4,675)

Increase (decrease) in cash	$(39,144)	$653

Operating Activities

Cash provided by operating activities for the quarters ended March 31, 2004 and 2003 was $10,862,000 and $10,070,000, respectively, and represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities for the quarters ended March 31, 2004 and 2003 was $47,575,000 and $4,742,000, respectively, and primarily reflects the acquisition of properties (Boca Valley Plaza, Countryside, Cruse MarketPlace and Kentlands land parcel) and the construction of Shops at Monocacy in 2004, the construction of Broadlands Village in 2003, and tenant improvements and other additions to construction in progress during those quarters.

Management anticipates that during the coming year the Company may: i) redevelop certain of the Current Portfolio Properties, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

Financing Activities

Cash used in financing activities for the quarters ended March 31, 2004 and March 31, 2003, was $2,431,000 and $4,675,000, respectively. Cash provided by financing activities for the quarter ended March 31, 2004 primarily reflects:

•	$13,200,000 of proceeds received from notes payable incurred during the year;

•	$3,518,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on our notes payable totaling $9,204,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the quarter totaling $8,210,000;

•	distributions made to preferred stockholders during the quarter totaling $1,244,000; and

•	payments of $491,000 for financing costs of two mortgage loans during 2004.

Cash provided by financing activities for the quarter ended March 31, 2003 primarily reflects:

•	$50,677,000 of proceeds received from notes payable incurred during the quarter; and

•	$4,697,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was offset by:

•	the repayment of borrowings on our notes payable totaling $51,554,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $7,955,000; and

•	payments of $540,000 for refinancing costs of a mortgage loan in 2003.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), distributions to common and preferred stockholders, distributions to unit holders and amounts required for expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% of its “real estate investment trust taxable income,” as defined in the Internal Revenue Code. The Company expects to meet these short-term liquidity requirements (other than amounts required for additional property acquisitions and developments) through cash provided from operations and its existing line of credit. The Company anticipates that any additional property acquisitions and developments in the next 12 months will be funded with future long-term secured and unsecured debt and the public or private issuance of common or preferred equity or units, each of which may be initially funded with our existing line of credit.

Long-term liquidity requirements consisted primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. We expect to meet long-term liquidity requirements through cash provided from operations, long-term secured and unsecured borrowings, private or public offerings of debt or equity securities and proceeds from the sales of properties. Borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership which can be converted into shares of Saul Centers common stock. The availability and terms of any such financing will depend upon market and other conditions.

As of March 31, 2004, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule
(In thousands)

April 1 through December 31, 2004	$6,800
2005	9,768
2006	13,543
2007	20,580
2008	12,257
2009	13,261
Thereafter	303,060

Total	$379,269

Management believes that the Company’s capital resources, which at March 31, 2004 included cash balances of $6 million and borrowing availability of $122 million on its revolving line of credit, ($72,000,000 for general corporate use and $50,000,000 for qualified future acquisitions), will be sufficient to meet its liquidity needs for the foreseeable future.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 123,689 and 156,413 shares under the Plan at a weighted average discounted price of $26.69 and $21.49 per share during the quarters ended March 31, 2004 and 2003, respectively.

Additionally, the Operating Partnership issued 2,928 and 3,412 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $26.69 and $21.49 per unit during the quarters ended March 31, 2004 and 2003, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2004.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

In the 2004 quarter, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $10,967,000 representing a 3.6% increase over 2003 FFO available to common shareholders of $10,581,000. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Schedule
(Amounts in thousands)

	For the Quarters Ended March 31,
	2004	2003
Net income	$6,305	$4,519
Add:
Minority interests	2,024	2,020
Depreciation and amortization of real property	4,638	4,042

FFO	12,967	10,581
Subtract:
Preferred stock dividends	(2,000)	—

FFO Available to Common Shareholders	$10,967	$10,581

Average Shares and Units Used to Compute FFO per Share	21,164	20,516

(1)	FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions, Redevelopments and Renovations

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Thruway and Ashburn Village. The following describes the acquisitions, redevelopments and renovations which affected the Company’s results of operations in 2003 and 2004.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center contains approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company plans to redevelop in 2004. The Company has filed for permits and plans to begin redevelopment in the second quarter of 2004. The Company expects total redevelopment costs, including the initial property acquisition cost, to be approximately $22 million and projects substantial completion of the redevelopment in the fall of 2004. Olde Forte Village was 67% leased at March 31, 2004.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase commenced in March 2004. The Company expects total development costs of both phases, including the land acquisition, to be approximately $22 million and projects substantial completion of phase two of the center in the fall of 2004. The second phase was 20% pre-leased at March 31, 2004.

Thruway

During the fourth quarter of 2003, the Company commenced a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development includes replacing a former 6,100 square foot single-tenant pad building with a new multi-tenant building. Leases have been executed for over 90% of the new space, including Ann Taylor Loft, Joseph Banks and Chico’s. This $2.5 million expansion was substantially completed in April 2004 with tenant openings beginning in March 2004.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December of a 102,000 square foot shopping center to be anchored by a 57,000 square foot Giant grocery store. The Company expects total development costs, including the land acquisition, to be approximately $21.3 million and projects substantial completion of the center in the fall of 2004. The property was 63% pre-leased at March 31, 2004.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company plans to build a 41,300 square foot retail/office property comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites. Construction commenced in April 2004. Development costs, including the land acquisition, are projected to total $7.1 million, and substantial completion is scheduled for the fall of 2004.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988 was 90% leased at March 31, 2004 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 130,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 95% leased at March 31, 2004 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 95% leased at March 31, 2004. The center was purchased for $12.6 million.

Briggs Chaney Plaza

The Company added another Safeway anchored shopping center with the April 2004 acquisition of Briggs Chaney Plaza in Silver Spring, Maryland. Briggs Chaney Plaza is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 91% leased at the time of acquisition and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the quarters ended March 31, 2004 and 2003, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of March 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2004	33	5	5,685,000	1,203,000	94.4%	93.4%
2003	29	5	5,070,000	1,203,000	93.9%	88.9%

The improvement in the portfolio’s leasing percentage in 2004 resulted primarily from improved leasing in the Office Properties at 601 Pennsylvania Avenue, Washington Square and Avenel Business Park.

Forward-Looking Statements

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

Subsequent Events

In April 2004, the Company executed a new 15-year $15,500,000 fixed-rate mortgage loan collateralized by Olde Forte Village. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.76% and a 25 year amortization schedule.

In April 2004, the Company purchased Briggs Chaney Plaza in Silver Spring, Maryland. Briggs Chaney Plaza is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 91% leased at the time of acquisition and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of March 31, 2004, the Company had variable rate indebtedness totaling $3,000,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at March 31, 2004 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $30,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of March 31, 2004, the Company had fixed rate indebtedness totaling $376,269,000. If interest rates on the Company’s fixed rate debt instruments at March 31, 2004 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $21,825,000.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer,

Secretary and Treasurer and its Vice President and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

During the three months ended March 31, 2004, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

4. (a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

(b)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

10. (a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q

is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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

Reports on Form 8-K

A Form 8-K dated February 3, 2004 was furnished to the SEC on February 5, 2004 in response to Items 7 and 12 to furnish a press release announcing the Company’s financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: May 10, 2004	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: May 10, 2004	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: May 10, 2004	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)