Form 10-Q
period 2004-06-30
SAUL CENTERS INC
filed 2004-08-09
CIK 907254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2004

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

Number of shares of common stock, par value $0.01 per share outstanding as of August 6, 2004: 16,267,000

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30 2004	December 31, 2003
Assets
Real estate investments
Land	$109,153	$82,256
Buildings and equipment	500,086	436,487
Construction in progress	41,938	33,372

	651,177	552,115
Accumulated depreciation	(172,851)	(164,823)

	478,326	387,292
Cash and cash equivalents	10,066	45,244
Accounts receivable and accrued income, net	15,558	14,642
Leasing costs, net	18,887	15,344
Prepaid expenses	2,170	3,633
Deferred debt costs, net	4,509	4,224
Other assets	5,266	1,237

Total assets	$534,782	$471,616

Liabilities
Mortgage notes payable	$389,544	$357,248
Revolving credit facility	22,000	—
Dividends and distributions payable	10,322	9,454
Accounts payable, accrued expenses and other liabilities	12,482	7,793
Deferred income	4,220	4,478

Total liabilities	438,568	378,973

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, par value $0.01 per share, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,143,785 and 15,861,234 shares issued and outstanding, respectively	161	159
Additional paid-in capital	98,980	91,469
Accumulated deficit	(102,927)	(98,985)

Total stockholders’ equity	96,214	92,643

Total liabilities and stockholders’ equity	$534,782	$471,616

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Revenue
Base rent	$22,751	$18,931	$44,027	$37,982
Expense recoveries	4,018	3,365	7,912	7,170
Percentage rent	260	215	704	664
Other	859	715	1,586	1,280

Total revenue	27,888	23,226	54,229	47,096

Operating expenses
Property operating expenses	2,870	2,579	5,762	5,608
Provision for credit losses	99	56	168	92
Real estate taxes	2,488	2,130	4,879	4,261
Interest expense	6,407	6,466	12,456	12,960
Amortization of deferred debt expense	227	199	444	397
Depreciation and amortization	5,347	4,285	9,985	8,327
General and administrative	2,121	1,495	3,877	2,896

Total operating expenses	19,559	17,210	37,571	34,541

Net Operating income before minority interests	8,329	6,016	16,658	12,555

Minority interests
Minority share of income	(1,545)	(1,503)	(3,102)	(3,151)
Distributions in excess of earnings	(498)	(517)	(965)	(889)

Total minority interests	(2,043)	(2,020)	(4,067)	(4,040)

Net income	6,286	3,996	12,591	8,515

Preferred dividends	(2,000)	—	(4,000)	—

Net income available to common shareholders	4,286	3,996	8,591	8,515

Per share (basic and dilutive)
Net income	$0.27	$0.26	$0.54	$0.55

Distributions declared per common share outstanding	$0.39	$0.39	$0.78	$0.78

The accompanying notes are an intregal part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2003	$100,000	$159	$91,469	$(98,985)	$92,643

Issuance of 128,235 shares of common stock:	—	1	3,391	—	3,392
123,689 shares due to dividend reinvestment plan
4,546 shares due to directors deferred stock plan	—	—	126	—	126
Net income	—	—	—	6,305	6,305
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($.39 per share)	—	—	—	(6,236)	(6,236)

Balance, March 31, 2004	100,000	160	94,986	(100,916)	94,230

Issuance of 155,721 shares of common stock:
140,253 shares due to dividend reinvestment plan		1	3,479		3,480
15,468 shares due to employee stock options and directors deferred stock plan			515		515
Net income				6,286	6,286
Distributions payable preferred stock ($50.00 per share)				(2,000)	(2,000)
Distributions payable common stock ($.39 per share)				(6,297)	(6,297)

Balance, June 30, 2004	$100,000	$161	$98,980	$(102,927)	$96,214

The accompanying notes are an intregal part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$12,591	$8,515
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,067	4,040
Depreciation and amortization	10,428	8,724
Provision for credit losses	168	92
(Increase) decrease in accounts receivable	(1,084)	2,291
Increase in leasing costs	(5,499)	(3,533)
Decrease in prepaid expenses	1,463	1,448
Increase in other assets	(4,029)	(2,954)
Increase in accounts payable, accrued expenses and other liabilities	4,690	2,444
Decrease in deferred income	(258)	(792)

Net cash provided by operating activities	22,537	20,275

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(68,484)	—
Additions to real estate investments	(5,412)	(4,990)
Additions to construction in progress	(7,141)	(7,425)

Net cash used in investing activities	(81,037)	(12,415)

Cash flows from financing activities:
Proceeds from mortgage notes payable	36,700	50,313
Repayments on mortgage notes payable	(22,429)	(43,303)
Proceeds (repayments) from revolving credit facility	22,000	(7,750)
Additions to deferred debt expense	(729)	(547)
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	7,513	8,750
Distributions to preferred stockholders	(3,244)	—
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(16,489)	(15,987)

Net cash provided by (used by) financing activities	23,322	(8,524)

Net increase (decrease) in cash and cash equivalents	(35,178)	(664)
Cash and cash equivalents, beginning of period	45,244	1,309

Cash and cash equivalents, end of period	$10,066	$645

*	Supplemental discussion of non-cash investing and financing activities:

The $68,484,000 shown as 2004 real estate acquisitions does not include the $18,025,000 in total assumed mortgages for the properties acquired as the assumption of these mortgages was a non-cash acquisition cost. On February 13, 2004 the Company purchased Boca Valley Plaza for an acquisition cost of $17,865,000 and assumed a mortgage in the amount of $9,200,000 with the balance being paid in cash. On March 25, 2004 the Company purchased Cruse MarketPlace for an acquisition cost of $12,869,000 and assumed a mortgage of $8,825,000 with the balance being paid in cash.

The accompanying notes are an intregal part of these statements

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. During 2004 and 2003, the Company developed and purchased several properties. In July 2003 the Company purchased Olde Forte Village, a grocery anchored neighborhood shopping center located in Fort Washington, Maryland. The Company is currently developing Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed development of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. During the first six months of 2004, the Company purchased a land parcel for development of a 41,000 square foot retail/office property to be known as Kentlands Place, adjacent to its Kentlands Square shopping center and acquired four grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, and (4) Briggs Chaney Plaza, 197,486 square feet, located in Silver Spring, Maryland. As of June 30, 2004, the Company’s properties (the “Current Portfolio Properties”) consisted of 34 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) development and/or redevelopment properties.

The Company established Saul QRS, Inc., a wholly owned subsidiary of Saul Centers, to facilitate the placement of collateralized mortgage debt in September 1997. Saul QRS, Inc. was created to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current Portfolio Properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Twenty-three of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of June 30, 2004, no single property accounted for more than 7.9% of the total gross leasable area. Only two retail tenants, Giant Food (4.7%), a tenant at eight Shopping Centers and Safeway (2.7%), a tenant at seven Shopping Centers and one office tenant, the United States Government (3.5%), a tenant at five properties, individually accounted for more than 2.5% of the Company’s total revenues for the six months ended June 30, 2004.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company applied SFAS 141 when it recorded the 2004 acquisitions of Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney Plaza. For Boca Valley Plaza, approximately $958,000 of the $17,865,000 total cost of the acquisition, which includes the purchase price and closing costs, was allocated as lease intangible assets and included in lease acquisition costs at June 30, 2004. For Countryside, approximately $1,352,000 of the $30,305,000 total cost of the acquisition was allocated as lease intangible assets and included in lease acquisition costs at June 30, 2004. For Cruse MarketPlace, approximately $670,000 of the $12,768,000 total cost of the acquisition was allocated as lease intangible assets and included in lease acquisition costs at June 30, 2004. For Briggs Chaney Plaza, approximately $1,423,000 of the $27,732,000 total cost of the acquisition, was allocated as lease intangible assets and included in lease acquisition costs at June 30, 2004. The lease intangible assets are being amortized over the remaining periods of the leases acquired.

Real estate investment properties are reviewed for potential impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. Saul Centers adopted SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has not recognized an impairment loss on any of its real estate.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Interest expense capitalized during the six month periods ended June 30, 2004 and 2003, was $1,542,000 and $540,000, respectively. Once construction is substantially completed and the assets are placed in service, their rental income, direct operating expenses and depreciation are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred. Repair and maintenance expense, included in property operating expenses for the six month periods ended June 30, 2004 and 2003, was $2,401,000 and $2,658,000, respectively.

A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method with estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements. Depreciation expense during the periods ended June 30, 2004 and 2003, was $8,028,000 and $7,031,000, respectively. Leasehold improvements are amortized over the lives of the related leases using the straight-line method.

Construction In Progress

Construction in progress includes the land, land acquisition costs, predevelopment costs, and development costs of active projects. Predevelopment costs associated with these active projects include closing costs, legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2004 and December 31, 2003 are as follows:

Construction in Progress

(In thousands)

	June 30, 2004	December 31, 2003
Clarendon Center	$14,071	$13,209
Shops at Monocacy	13,307	9,818
Broadlands Village II	2,628	1,151
Broadlands Village III	1,587	1,527
Lansdowne	6,418	6,138
Kentlands Place	2,450	—
Other	1,477	1,529

Total	$41,938	$33,372

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with maturities of three months or less measured from the acquisition date.

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $602,000 and $561,000, at June 30, 2004 and December 31, 2003, respectively.

In addition to rents due currently, accounts receivable include $10,612,000 and $9,370,000, at June 30, 2004 and December 31, 2003, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $573,000 and $548,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $18,887,000 and $15,344,000, net of accumulated amortization of $8,139,000 and $6,671,000, as of June 30, 2004 and December 31, 2003, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Lease acquisition costs also include a portion of an acquired property’s purchase price as discussed previously in “Real Estate Investment Properties.”

Deferred Debt Costs

Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $4,509,000 and $4,224,000, and are presented net of accumulated amortization of $3,744,000 and $3,300,000, at June 30, 2004 and December 31, 2003, respectively.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

The Company established a stock option plan in 1993 (the “1993 Plan”) for the purpose of attracting and retaining executive officers and other key personnel. The 1993 Plan provides for grants of options to purchase a specified number of shares of common stock. A total of 400,000 shares were made available under the 1993 Plan. The 1993 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

On May 23, 2003, the Compensation Committee granted options to purchase a total of 220,000 shares (80,000 shares from incentive stock options and 140,000 shares from nonqualified stock options) to six Company officers (the “2003 Options”). Following the grant of the 2003 Options, no shares were available for issuance under the 1993 Plan. The 2003 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The exercise price of $24.91 was the market trading price of the Company’s common stock at the time of the award.

Effective January 2003, the Company adopted the fair value method to value employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of the 2003 Options. The fair value of the 2003 Options was determined at the time of the award using the Black-Scholes model, a widely used method for valuing stock based employee compensation. Using the Black-Scholes model, the Company determined the total fair value of the 2003 Options to be $332,000 and recognizes compensation expense monthly during the four years the options vest. Compensation expense attributed to the 2003 Options during the six months ended June 30, 2004 was $42,000. The 2003 Options are due to expire May 22, 2013. One-fourth of the 2003 Options are vested as of June 30, 2004 or 55,000 shares. As of June 30, 2004, 7,500 of the vested options have been exercised and 47,500 remain unexercised.

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan (the “2004 Plan”) for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 Plan provides for grants of options to purchase up to 500,000 shares of common stock as well as grants of up to 100,000 shares of common stock to directors. The 2004 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares from incentive stock options and 125,000 shares from nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $25.78 was the market trading price of the Company’s common stock at the time of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $359,000, of which $293,000 and $67,000 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $67,000 was expensed as of the date of grant. The expense of the officers’ options will be recognized as compensation expense monthly during the four years the options vest. Compensation expense attributed to the 2004 Options during the six months ended June 30, 2004 was $80,000. The 2004 Options are due to expire April 25, 2014.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors (the “Plan”) for the benefit of its directors and their beneficiaries. The Plan replaces the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the market price of the common stock on the quarter’s last trading day to determine the number of shares to be allocated to the director. As of June 30, 2004, 158,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved the annual award of 200 shares of the Company’s common stock and options to purchase 2,500 shares of common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares and options are issued on the date of the Annual Meeting and their issuance may not be deferred. The options are immediately exercisable.

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

Basic and Diluted Shares Outstanding

(In thousands, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding – Basic	16,090	15,534	16,019	15,432
Effect of dilutive options	33	12	31	10

Weighted average common shares outstanding – Diluted	16,123	15,546	16,050	15,442

Average Share Price	$28.01	$24.98	$28.23	$23.97

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. Saul Centers has guaranteed portions of its Partnership debt obligations, all of which are presented on the consolidated financial statements as mortgage notes payable and revolving credit facility. Saul Centers has guaranteed $2,964,000 of the mortgage notes payable and the entire $22,000,000 outstanding under the revolving credit facility, which are recourse loans made by the Operating Partnership as of June 30, 2004. The balance of the mortgage notes payable totaling $386,580,000 are non-recourse, however, as is customary when obtaining long term non-recourse financing, borrowers such as Saul Centers make certain representations to lenders, for example, that no fraud exists and the officers are authorized to execute loan documents and that there are no environmental matters relating to the properties which are in violation of applicable laws. Borrowers, including Saul Centers, typically agree to assume obligations arising from reliance upon these representations should a third party suffer damages related to individual mortgages. No additional liabilities were recognized as a result of the adoption of FIN 45.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3. Real Estate Acquired

Boca Valley Plaza

On February 13, 2004, the Company acquired Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988, is 89% leased and anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage (See Note 5). The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Countryside

On February 17, 2004, the Company completed the acquisition of the 130,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center is 95% leased and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and is 97% leased. The center was purchased for $12.6 million subject to the assumption of an $8.8 million mortgage (See Note 5). The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Briggs Chaney Plaza

On April 23, 2004, the Company completed the acquisition of the 197,000 square foot Safeway-anchored Briggs Chaney Plaza shopping center located in Silver Spring, Maryland. The center is 92% leased and was acquired for a purchase price of $27.3 million.

The Company accounted for the Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable as described in Note 2. The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the three and six month periods ended June 30, 2004 and 2003, respectively, as if the above described acquisitions had occurred on January 1, 2004 and 2003, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the three and six months ended June 30, 2004 and 2003, respectively.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Pro-Forma Combined Condensed Statements of Operations

	Three months ended June 30,
(in thousands, except per share data, unaudited)	2004	2003
Real estate revenues	$28,056	$25,252
Net income available to common shareholders	$4,255	$4,294
Earnings per common share – basic	$0.26	$0.28
Earnings per common share – diluted	$0.26	$0.28

	Six months ended June 30,
(in thousands, except per share data, unaudited)	2004	2003
Real estate revenues	$55,929	$51,096
Net income available to common shareholders	$8,847	$9,080
Earnings per common share – basic	$0.55	$0.59
Earnings per common share – diluted	$0.55	$0.59

4. Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 24.4% limited partnership interest, represented by 5,194,000 convertible limited partnership units in the Operating Partnership, as of June 30, 2004. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible as of June 30, 2004 because the Saul Organization owned in excess of 24.9% of the Company’s equity securities. The impact of The Saul Organization’s 24.4% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended June 30, 2004 and 2003, were 21,316,000 and 20,727,000, respectively. Fully converted partnership units and diluted weighted average shares outstanding for the six month periods ended June 30, 2004 and 2003, were 21,241,000 and 20,622,000, respectively.

5. Mortgage Notes Payable and Revolving Credit Facility

Indebtedness outstanding under mortgage notes payable and revolving credit facility totaled $411,544,000 at June 30, 2004, of which $389,544,000 (94.7%) was fixed rate debt and $22,000,000 (5.3%) was floating rate debt. At June 30, 2004, the Company had a $125,000,000 unsecured revolving credit facility with outstanding borrowings of $22,000,000. The facility matures in August 2005, requires monthly interest payments at a rate of LIBOR plus a spread of

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option and requires the Company to meet certain financial covenants. As of June 30, 2004, borrowings under the facility accrued interest at LIBOR plus 1.625% and the Company was in compliance with all financial covenants. Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of June 30, 2004 would have allowed the Company to borrow an additional $53,000,000 for general corporate use. An additional $50,000,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

On February 13, 2004, the Company obtained a new 15-year $10,200,000 fixed-rate mortgage loan collateralized by Kentlands Square. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.94% and a 25 year amortization schedule. A balloon payment of $6,039,000 will be due at loan maturity, January 2019. Also on February 13, 2004 the Company purchased Boca Valley Plaza shopping center, located in Boca Raton, Florida. In conjunction with the acquisition, the Company assumed the seller’s non-recourse mortgage of $9,200,000. The loan matures in April 2007 and requires monthly interest only payments at a fixed rate of 6.82%. The loan is subject to prepayment penalties. On March 25, 2004 the Company purchased Cruse MarketPlace shopping center, located in Forsyth County, a suburb of Atlanta, Georgia. In conjunction with the acquisition, the Company assumed the seller’s non-recourse mortgage of $8,825,000. The loan matures in July 2013 at which time a balloon payment of $6,830,000 will be due. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.77% and a 24 year amortization schedule. On April 26, 2004, the Company obtained a new 15-year $15,500,000 fixed-rate mortgage loan collateralized by Olde Forte Village. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.76% and a 25 year amortization schedule. A balloon payment of $8,985,000 will be due at loan maturity, May 2019.

The Company has committed to execute a new 15-year $21,000,000 fixed-rate mortgage loan collateralized by Briggs Chaney Plaza. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.79% and a 25 year amortization schedule. The loan is expected to close during the third quarter of 2004. A balloon payment of $12,192,000 will be due at loan maturity, in the third quarter of 2019.

Mortgage notes payable totaled $357,248,000 at December 31, 2003, all of which was fixed rate debt. At December 31, 2003, the Company had no outstanding borrowings on its $125,000,000 unsecured revolving credit facility. Loan availability at December 31, 2003 allowed the Company to borrow up to $75,000,000 for general corporate use. An additional $50,000,000 was available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2004, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(In thousands)

July 1 through December 31, 2004	$4,739
2005	32,064
2006	10,856
2007	20,912
2008	12,609
2009	13,633
Thereafter	316,731

Total	$411,544

6. Stockholders’ Equity and Minority Interests

The Consolidated Statement of Operations for the three months ended June 30, 2004 includes a charge for minority interests of $2,043,000, consisting of $1,545,000 related to The Saul Organization’s share of net income for the quarter, and $498,000 related to distributions to minority interests in excess of allocated net income for the quarter. The minority interests charge for the three months ended June 30, 2003 of $2,020,000 consists of $1,503,000 related to The Saul Organization’s share of net income for the quarter, and $517,000 related to distributions to minority interests in excess of allocated net income for the quarter. The Consolidated Statement of Operations for the six months ended June 30, 2004 includes a charge for minority interests of $4,067,000, consisting of $3,102,000 related to The Saul Organization’s share of net income for the period, and $965,000 related to distributions to minority interests in excess of allocated net income for the period. The minority interests charge for the six months ended June 30, 2003 of $4,040,000 consists of $3,151,000 related to The Saul Organization’s share of net income for the period, and $889,000 related to distributions to minority interests in excess of allocated net income for the period.

7. Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 15 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $862,000 and $705,000, for the six months ended June 30, 2004 and 2003, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term interest bearing money market accounts. As of June 30, 2004, approximately $9,962,000 was held in deposit in these accounts.

On January 23, 2004 the Company purchased a 3.4 acre site, adjacent to the Company’s Kentlands Square property, from a subsidiary of Chevy Chase Bank for $1,425,000. The

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Company is developing retail and office improvements on this site. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of the bank.

The Chairman and Chief Executive Officer, the President and the Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors.

The Company shares with The Saul Organization on a pro-rata basis certain ancillary functions such as computer hardware, software and support services and certain direct and indirect administrative payroll based on management’s estimate of usage or time incurred, as applicable. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses totaled $1,214,000 and $1,304,000, for the six month periods ended June 30, 2004 and June 30, 2003, respectively. Also, The Saul Organization subleases office space to the Company for its corporate headquarters. The terms of all such arrangements with The Saul Organization, including payments related thereto, are reviewed by the Audit Committee of the Board of Directors.

8. Subsequent Events

In July 2004, the Company closed on a new 15-year $21,350,000 fixed-rate mortgage loan collateralized by Countryside shopping center. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.62% and a 25 year amortization schedule. A balloon payment of $12,288,000 will be due at loan maturity, July 2019.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended June 30, 2004
Real estate rental operations:
Revenues	$19,275	$8,595	$18	$27,888
Expenses	(3,455)	(2,002)	—	(5,457)

Income from real estate	15,820	6,593	18	22,431
Interest expense & amortization of debt expense	—	—	(6,634)	(6,634)
General and administrative	—	—	(2,121)	(2,121)

Subtotal	15,820	6,593	(8,737)	13,676
Depreciation and amortization	(3,541)	(1,806)	—	(5,347)
Minority interests	—	—	(2,043)	(2,043)

Net income	$12,279	$4,787	$(10,780)	$6,286

Capital investment	$13,397	$2,040	$—	$15,437

Total assets	$370,809	$152,056	$11,917	$534,782

Quarter ended June 30, 2003
Real estate rental operations:
Revenues	$15,677	$7,534	$15	$23,226
Expenses	(2,928)	(1,837)	—	(4,765)

Income from real estate	12,749	5,697	15	18,461
Interest expense & amortization of debt expense	—	—	(6,665)	(6,665)
General and administrative	—	—	(1,495)	(1,495)

Subtotal	12,749	5,697	(8,145)	10,301
Depreciation and amortization	(2,544)	(1,741)	—	(4,285)
Minority interests	—	—	(2,020)	(2,020)

Net income	$10,205	$3,956	$(10,165)	$3,996

Capital investment	$4,991	$1,256	$—	$6,247

Total assets	$219,288	$136,495	$39,134	$394,917

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2004

Real estate rental operations:
Revenues	$37,121	$17,002	$106	$54,229
Expenses	(6,815)	(3,994)	—	(10,809)

Income from real estate	30,306	13,008	106	43,420
Interest expense & amortization of debt expense	—	—	(12,900)	(12,900)
General and administrative	—	—	(3,877)	(3,877)

Subtotal	30,306	13,008	(16,671)	26,643
Depreciation and amortization	(6,396)	(3,589)	—	(9,985)
Minority interests	—	—	(4,067)	(4,067)

Net income	$23,910	$9,419	$(20,738)	$12,591

Capital investment	$78,219	$2,818	$—	$81,037

Total assets	$370,809	$152,056	$11,917	$534,782

Six months ended June 30, 2003

Real estate rental operations:
Revenues	$31,668	$15,395	$33	$47,096
Expenses	(6,356)	(3,605)	—	(9,961)

Income from real estate	25,312	11,790	33	37,135
Interest expense & amortization of debt expense	—	—	(13,357)	(13,357)
General and administrative	—	—	(2,896)	(2,896)

Subtotal	25,312	11,790	(16,220)	20,882
Depreciation and amortization	(4,877)	(3,450)	—	(8,327)
Minority interests	—	—	(4,040)	(4,040)

Net income	$20,435	$8,340	$(20,260)	$8,515

Capital investment	$8,275	$4,140	$—	$12,415

Total assets	$219,288	$136,495	$39,134	$394,917

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2004 and for the three and six month periods ended June 30, 2004.

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

Revenue Recognition

Rental income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint.

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

Results of Operations

Quarter ended June 30, 2004 compared to quarter ended June 30, 2003

Revenue

	For the quarters ended June 30,		2004 to 2003 Change
(dollars in thousands)	2004	2003	$	%
Revenue
Base rent	$22,751	$18,931	$3,820	20.2%
Expense recoveries	4,018	3,365	653	19.4%
Percentage rent	260	215	45	20.9%
Other	859	715	144	20.1%

Total	$27,888	$23,226	$4,662	20.1%

Base rent. The increase in base rent for 2004 versus 2003 was primarily attributable (71% or approximately $2,700,000) to leases in effect at recently acquired and developed properties: Olde Forte Village, Broadlands Village, Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney Plaza (the “Acquisition and Development Properties”). The lease-up of space at 601 Pennsylvania Avenue (25% or approximately $960,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the Acquisition and Development Properties (76% or approximately $495,000). The lease-up of space in the Office Properties substantially accounted for the balance of the increase (21% or approximately $140,000).

Percentage rent. Percentage rent, which was relatively stable between the two periods, is rental income calculated on the portion of a tenant’s revenues that exceed a specified breakpoint. Increased sales by a restaurant tenant at 601 Pennsylvania Ave accounted for 77% of the percentage rent increase.

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other income for 2004 versus 2003 resulted primarily from an increase in parking income at 601 Pennsylvania Avenue and Washington Square (50% or approximately $70,000) and a slight increase in lease termination payments (30% or approximately $44,000) from tenants at Thruway and Avenel Business Park.

Operating Expenses

	For the quarters ended June 30,		2004 to 2003 Change
(dollars in thousands)	2004	2003	$	%
Operating Expenses
Property operating expenses	$2,870	$2,579	$291	11.3%
Provision for credit losses	99	56	43	76.8%
Real estate taxes	2,488	2,130	358	16.8%
Interest expense	6,407	6,466	(59)	(0.9%)
Amortization of deferred debt	227	199	28	14.1%
Depreciation and amortization	5,347	4,285	1,062	24.8%
General and administrative	2,121	1,495	626	41.9%

Total	$19,559	$17,210	$2,349	13.6%

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The Acquisition and Development Properties incurred property operating expenses of approximately $308,000 during the 2004 quarter which was slightly offset by a $17,000 decrease in property operating expenses at the remainder of the property portfolio.

Provision for credit losses. The provision for credit losses increased for 2004 versus 2003 primarily due to 2003’s absence of any significant tenant bankruptcy or collection difficulties. The 2004 provision for credit loss totals less than one half of one percent (0.50%) of total income.

Real estate taxes. The increase in real estate taxes for 2004 versus 2003 was primarily attributable to the commencement of operations at the Acquisition and Development Properties (79% or approximately $285,000).

Interest expense. Interest expense decreased in 2004 versus 2003 despite an average increase in outstanding borrowings of approximately $24,000,000 because the majority of the increased borrowings were used to fund construction and development work, and qualified for interest capitalization. Interest is capitalized as a cost of these projects and during the 2004 and 2003 quarters, $801,000 and $296,000, respectively, was capitalized and not included in interest expense.

Amortization of deferred debt expense. The increase in amortization of deferred debt expense for 2004 versus 2003 resulted from new long-term debt incurred during the fourth quarter of 2003 and first quarter of 2004.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from the Acquisition and Development Properties placed in service during 2003 and 2004.

General and administrative. General and administrative expense consists of payroll, administrative and other overhead expenses. The increase in general and administrative expense for 2004 versus 2003 was attributable to increased payroll and employment expenses (40%) primarily resulting from staffing for the Company’s evaluation of property acquisitions, increased legal and accounting fees as well as other administrative expenses incurred to comply with new corporate governance rules (26%) and the expensing of officer and director stock options (18%).

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Revenue

	For the six months ended June 30,		2004 to 2003 Change
(dollars in thousands)	2004	2003	$	%
Revenue
Base rent	$44,027	$37,982	$6,045	15.9%
Expense recoveries	7,912	7,170	742	10.3%
Percentage rent	704	664	40	6.0%
Other	1,586	1,280	306	23.9%

Total	$54,229	$47,096	$7,133	15.1%

Base rent. The increase in base rent for 2004 versus 2003 periods was primarily attributable (68% or approximately $4,130,000) to leases in effect at the Acquisition and Development Properties. The lease-up of space at 601 Pennsylvania Avenue (21% or approximately $1,262,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The Acquisition and Development Properties provided expense recovery income of approximately $753,000 which was offset slightly by a $11,000 decrease in expense recovery income from the remainder of the property portfolio.

Percentage rent. Percentage rent, which was relatively stable between the two periods, is rental income calculated on the portion of a tenant’s revenues that exceed a specified breakpoint. Increased sales by a restaurant tenant at 601 Pennsylvania Ave accounted for $60,000 of the percentage rent increase, which was offset by a $20,000 decrease in percentage rent income at Lexington Mall, a center the Company is repositioning for redevelopment.

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other income for 2004 versus 2003 consisted primarily from an increase in parking income at the Office Properties (44% or approximately $104,000) and a slight increase in lease termination payments (23% or approximately $53,000) from tenants at Thruway, Seven Corners and Avenel Business Park.

Operating Expenses

	For the six months ended June 30,		2004 to 2003 Change
(dollars in thousands)	2004	2003	$	%
Operating Expenses
Property operating expenses	$5,762	$5,608	$154	2.7%
Provision for credit losses	168	92	76	82.6%
Real estate taxes	4,879	4,261	618	14.5%
Interest expense	12,456	12,960	(504)	(3.9%)
Amortization of deferred debt	444	397	47	11.8%
Depreciation and amortization.	9,985	8,327	1,658	19.9%
General and administrative	3,877	2,896	981	33.9%

Total	$37,571	$34,541	$3,030	8.8%

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The Acquisition and Development Properties incurred property operating expenses of approximately $450,000 during the 2004 period which was offset by a $292,000 decrease in property operating expenses at the remainder of the property portfolio due to 2003’s unseasonably severe winter weather primarily in the Mid-Atlantic region.

Provision for credit losses. The provision for credit losses increased for 2004 versus 2003 primarily due to 2003’s absence of any significant tenant bankruptcy or collection difficulties. The 2004 provision for credit loss includes a $50,000 provision for a tenant at Leesburg Pike Plaza and a $31,000 provision for a tenant at Southside Plaza.

Real estate taxes. The increase in real estate taxes for 2004 versus 2003 was primarily attributable to the commencement of operations at the Acquisition and Development Properties (72% or approximately $445,000).

Interest expense. Interest expense decreased in 2004 versus 2003 despite a slight increase in outstanding borrowings of approximately $2,500,000. Interest expense was reduced by interest capitalized on costs of construction and development work. Interest is capitalized as a cost of construction and development projects. During the 2004 and 2003 quarters, $1,542,000 and $540,000, respectively, was capitalized.

Amortization of deferred debt expense. The increase in amortization of deferred debt expense for 2004 versus 2003 resulted from new long-term debt incurred during the later half of 2003 and first six months of 2004.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from the Acquisition and Development Properties placed in service during 2003 and 2004.

General and administrative. General and administrative expense consists of payroll, administrative and other overhead expenses. The increase in general and administrative expense for 2004 versus 2003 was attributable to increased payroll and employment expenses (49%) primarily resulting from staffing for the Company’s evaluation of property acquisitions, increased legal and accounting fees as well as other administrative expenses incurred to comply with new corporate governance rules (20%) and the expensing of officer and director stock options (14%).

Liquidity and Capital Resources

Cash and cash equivalents were $10,066,000 and $645,000 at June 30, 2004 and 2003, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six months ended June 30,
(dollars in thousands)	2004	2003
Cash provided by operating activities	$22,537	$20,275
Cash used in investing activities	(81,037)	(12,415)
Cash provided by (used in) financing activities	23,322	(8,524)

Increase (decrease) in cash	$(35,178)	$(664)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities primarily reflects the acquisition of properties (Boca Valley Plaza, Countryside, Cruse MarketPlace, Briggs Chaney Plaza and Kentlands land parcel) and the construction of Shops at Monocacy and Broadlands Village II in 2004, the construction of Broadlands Village in 2003, and tenant improvements and other additions to construction in progress.

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

Financing Activities

Cash provided by financing activities for the period ended June 30, 2004 primarily reflects:

•	$36,700,000 of proceeds received from mortgage notes payable during the period;

•	$22,000,000 of net proceeds from draws and repayments on the revolving credit facility; and

•	$7,513,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $22,429,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $16,489,000;

•	distributions made to preferred stockholders during the period totaling $3,244,000; and

•	payments of $729,000 for financing costs of three mortgage loans during 2004.

Cash used in financing activities for the period ended June 30, 2003 primarily reflects:

•	the repayment of borrowings on our mortgage notes payable totaling $43,303,000;

•	the net amount of repayments in excess of draws on the revolving credit facility totaling $7,750,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $15,987,000; and

•	payments of $547,000 for refinancing costs of a mortgage loan in 2003;

which was partially offset by:

•	$50,313,000 of proceeds received from mortgage notes payable incurred during the period; and

•	$8,750,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership.

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

As of June 30, 2004, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)

July 1 through December 31, 2004	$4,739
2005	32,064
2006	10,856
2007	20,912
2008	12,609
2009	13,633
Thereafter	316,731

Total	$411,544

Management believes that the Company’s capital resources, which at June 30, 2004 included cash balances of $10 million and borrowing availability of $103 million on its revolving line of credit, ($53,000,000 for general corporate use and $50,000,000 for qualified future acquisitions), will be sufficient to meet its liquidity needs for the foreseeable future.

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

Net proceeds from the issuance were approximately $96.3 million and initially were used to fully repay $52.5 million outstanding under the Company’s revolving credit facility and thereafter used to acquire land and operating properties and also fund construction and development projects.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 263,942 and 295,989 shares under the Plan at a weighted average discounted price of $25.40 and $22.14 per share during the six month periods ended June 30, 2004 and 2003, respectively.

Additionally, the Operating Partnership issued 6,198 and 6,674 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $25.40 and $22.14 per share during the six month periods ended June 30, 2004 and 2003, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2004.

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

Funds From Operations

For the quarter ended June 30, 2004, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $11,676,000 representing a 13.3% increase over the 2003 quarter’s FFO available to common shareholders of $10,301,000. For the six month period ended June 30, 2004, the Company reported FFO available to common shareholders of $22,643,000 representing an 8.4% increase over the 2003 period’s FFO available to common shareholders of $20,882,000. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Schedule

(Amounts in thousands)

	For the quarters ended June 30,
	2004	2003
Net income	$6,286	$3,996
Add:
Minority interests	2,043	2,020
Depreciation and amortization of real property	5,347	4,285

FFO	13,676	10,301
Subtract:
Preferred stock dividends	(2,000)	—

FFO Available to Common Shareholders	$11,676	$10,301

Average Shares and Units Used to Compute FFO per Share	21,316	20,727

	For the six months ended June 30,
	2004	2003
Net income	$12,591	$8,515
Add:
Minority interests	4,067	4,040
Depreciation and amortization of real property	9,985	8,327

FFO	26,643	20,882
Subtract:
Preferred stock dividends	(4,000)	—

FFO Available to Common Shareholders	$22,643	$20,882

Average Shares and Units Used to Compute FFO per Share	21,241	20,622

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

Acquisitions, Redevelopments and Renovations

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village and Thruway. The following describes the acquisitions, redevelopments and renovations which affected the Company’s results of operations in 2003 and 2004.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company is redeveloping in 2004. The Company has completed the demolition of the portion of the shopping center to be reconfigured and has commenced site improvements and small shop construction and renovation. The Company expects total redevelopment costs, including the initial property acquisition cost, to be approximately $22 million and projects substantial completion of the redevelopment in late 2004. Olde Forte Village was 67% leased at June 30, 2004.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase commenced in March 2004. The Company expects total development costs of both phases, including the land acquisition, to be approximately $22 million and projects substantial completion of phase two of the center in the fall of 2004. The second phase was 45% pre-leased at June 30, 2004.

Thruway

During the fourth quarter of 2003, the Company commenced a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development includes replacing a former 6,100 square foot single-tenant pad building with a new multi-tenant building. Leases have been executed for 100% of the new space, including Ann Taylor Loft, JoS. A Banks Clothiers, Chico’s and Liz Claiborne. This $2.5 million expansion was substantially completed in April 2004 with tenant openings beginning in March 2004.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December of a 105,000 square foot shopping center to be anchored by a 57,000 square foot Giant grocery store. The Company expects total development costs, including the land acquisition, to be approximately $21.8 million and projects substantial completion of the center in the fall of 2004. The property was 63% pre-leased at June 30, 2004.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company commenced construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in April 2004. Development costs, including the land acquisition, are projected to total $7.1 million, and substantial completion is scheduled for late 2004. The property has no pre-leasing at June 30, 2004, however several tenant prospects have been identified and lease negotiations are proceeding.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988 was 89% leased at June 30, 2004 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 130,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 95% leased at June 30, 2004 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 97% leased at June 30, 2004. The center was purchased for $12.6 million.

38

Briggs Chaney Plaza

In April 2004 the Company acquired Briggs Chaney Plaza in Silver Spring, Maryland. Briggs Chaney Plaza is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, is 92% leased and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. The Company has filed for permits and plans to begin interior construction to reconfigure a large portion of the vacant space, and is completing plans for a substantial façade renovation of the shopping center. This construction is projected to be substantially completed in early 2005.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended June 30, 2004 and 2003, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of June 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2004	34	5	5,868,000	1,206,000	93.8%	94.8%
2003	29	5	5,070,000	1,203,000	93.9%	92.6%

The improvement in the portfolio’s leasing percentage in 2004 resulted primarily from improved leasing at 601 Pennsylvania Avenue, Southdale and Thruway.

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

Subsequent Events

In July 2004, the Company closed on a new 15-year $21,350,000 fixed-rate mortgage loan collateralized by Countryside shopping center. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.62% and a 25 year amortization schedule. A balloon payment of $12,288,000 will be due at loan maturity, July 2019.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of June 30, 2004, the Company had variable rate indebtedness totaling $22,000,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at June 30, 2004 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $220,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of June 30, 2004, the Company had fixed rate indebtedness totaling $389,544,000. If interest rates on the Company’s fixed rate debt instruments at June 30, 2004 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $21,163,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

During the three months ended June 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2004, the Company held its Annual Meeting of Stockholders, at which General Paul X. Kelley, Charles R. Longsworth, Patrick F. Noonan and B. Francis Saul III were reelected to the Board of Directors for three year terms expiring at the 2007 Annual Meeting. Holders of over 91.3% of the 15,988,877 outstanding shares of common stock eligible to vote, of which 99.2% voted in favor of the four nominees for director. The terms of the remaining Board members did not expire as of the April 26, 2004 meeting and those individuals continue as directors of the Company.

Holders of over 92.0% of the outstanding shares voted on Proposal 2, of which over 99.9% voted in favor of the revision to the Articles of Incorporation, to require that the composition of the Board of Directors and any committee of the Board satisfy independence requirements of federal securities laws and stock exchange rules.

Holders of over 64.1% of the outstanding shares voted on Proposal 3, of which over 95.8% voted in favor of the 2004 Stock Plan which authorized the issue of 600,000 shares for officer and director option and stock grants.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

3. (a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 are filed herewith.

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

(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

4. (a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

(b)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

10. (a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Saul Centers, Inc. 1993 Stock Option Plan filed as Exhibit 10.8 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(i)	Saul Centers, Inc. 2004 Stock Plan filed as Exhibit 99 to Registration Statement No. 333-115262 is hereby incorporated by reference.

(j)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(k)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 as filed herewith.

(l)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(m)	Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(o)	Revolving Credit Agreement dated as of August 30, 2002 by and between Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as administrative agent and sole lead arranger; Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, Wells Fargo Bank, National Association, Comerica Bank, Southtrust Bank, KeyBank National Association as Lenders, as filed as Exhibit 10.(n) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(p)	Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, as filed as Exhibit 10.(p) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(q)	Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the December 31, 2002 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.	Schedule of Portfolio Properties

Reports on Form 8-K

A Form 8-K dated April 22, 2004, was furnished to the SEC on April 23, 2004, in response to Items 7 and 12 to furnish a press release announcing the Company’s financial results for the quarter ended March 31, 2004.

A Form 8-K dated May 7, 2004, was filed with the SEC on May 7, 2004, in response to Items 5 and 7 to furnish pro forma financial information on two properties, the purchase prices of which, in the aggregate, exceeded 10% of the Company’s total assets of as December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: August 9, 2004	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: August 9, 2004	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: August 9, 2004	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)