Form 10-Q
period 2004-09-30
SAUL CENTERS INC
filed 2004-11-09
CIK 907254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2004

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

Number of shares of common stock, par value $0.01 per share outstanding as of November 1, 2004: 16,387,000

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2004 (Unaudited)	December 31, 2003
Assets
Real estate investments
Land	$109,153	$82,256
Buildings and equipment	500,351	436,371
Construction in progress	57,330	33,488

	666,834	552,115
Accumulated depreciation	(176,848)	(164,823)

	489,986	387,292
Cash and cash equivalents	21,785	45,244
Accounts receivable and accrued income, net	18,394	14,642
Leasing costs, net	18,571	15,344
Prepaid expenses	3,072	3,633
Deferred debt costs, net	4,982	4,224
Other assets	3,339	1,237

Total assets	$560,129	$471,616

Liabilities
Mortgage notes payable	$429,498	$357,248
Dividends and distributions payable	10,371	9,454
Accounts payable, accrued expenses and other liabilities	16,667	7,793
Deferred income	4,716	4,478

Total liabilities	461,252	378,973

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, par value $0.01 per share, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,266,466 and 15,861,234 shares issued and outstanding, respectively	163	159
Additional paid-in capital	102,630	91,469
Accumulated deficit	(103,916)	(98,985)

Total stockholders’ equity	98,877	92,643

Total liabilities and stockholders’ equity	$560,129	$471,616

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Base rent	$23,324	$19,751	$67,351	$57,733
Expense recoveries	4,448	3,303	12,360	10,473
Percentage rent	440	438	1,144	1,102
Other	832	1,167	2,418	2,447

Total revenue	29,044	24,659	83,273	71,755

Operating expenses
Property operating expenses	3,186	2,653	8,948	8,261
Provision for credit losses	131	26	299	118
Real estate taxes	2,325	2,130	7,204	6,391
Interest and amortization of deferred debt expense	7,008	6,767	19,908	20,124
Depreciation and amortization	5,511	4,549	15,496	12,876
General and administrative	2,090	1,499	5,967	4,395

Total operating expenses	20,251	17,624	57,822	52,165

Operating income before minority interests and gain on sale of property	8,793	7,035	25,451	19,590

Non-operating item Gain on sale of property	572	—	572	—

Income before minority interests	9,365	7,035	26,023	19,590

Minority interests
Minority share of income	(1,784)	(1,747)	(4,886)	(4,898)
Distributions in excess of earnings	(226)	(276)	(1,191)	(1,165)

Total minority interests	(2,010)	(2,023)	(6,077)	(6,063)

Net income	7,355	5,012	19,946	13,527

Preferred dividends	(2,000)	—	(6,000)	—

Net income available to common shareholders	$5,355	$5,012	$13,946	$13,527

Net Income per share
Basic	$0.33	$0.32	$0.87	$0.87

Dilutive	$0.33	$0.32	$0.86	$0.87

Distributions declared per common share outstanding	$0.39	$0.39	$1.17	$1.17

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2003	$100,000	$159	$91,469	$(98,985)	$92,643

Issuance of 128,235 shares of common stock:
123,689 shares due to dividend reinvestment plan		1	3,391		3,392
4,546 shares due to directors deferred stock plan			126		126
Net income				6,305	6,305
Distributions payable preferred stock ($50.00 per share)				(2,000)	(2,000)
Distributions payable common stock ($.39 per share)				(6,236)	(6,236)

Balance, March 31, 2004	100,000	160	94,986	(100,916)	94,230

Issuance of 155,721 shares of common stock:
140,253 shares due to dividend reinvestment plan		1	3,479		3,480
15,468 shares due to employee stock options and directors deferred stock plan			515		515
Net income				6,286	6,286
Distributions payable preferred stock ($50.00 per share)				(2,000)	(2,000)
Distributions payable common stock ($.39 per share)				(6,297)	(6,297)

Balance, June 30, 2004	100,000	161	98,980	(102,927)	96,214

Issuance of 121,276 shares of common stock:
117,333 shares due to dividend reinvestment plan		2	3,494		3,496
3,943 shares due to directors deferred stock plan			156		156
Net income				7,355	7,355
Distributions payable preferred stock ($50.00 per share)				(2,000)	(2,000)
Distributions payable common stock ($.39 per share)				(6,344)	(6,344)

Balance, September 30, 2004	$100,000	$163	$102,630	$(103,916)	$98,877

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	For The Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$19,946	$13,527
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(572)	—
Minority interests	6,077	6,063
Depreciation and amortization	16,183	13,474
Provision for credit losses	299	118
Increase in accounts receivable	(4,051)	(862)
Increase in leasing costs	(6,252)	(3,249)
(Increase) decrease in prepaid expenses	561	(2,615)
Increase in other assets	(2,102)	(867)
Increase in accounts payable, accrued expenses and other liabilities	8,736	1,168
Increase (decrease) in deferred income	238	(129)

Net cash provided by operating activities	39,063	26,628

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(68,484)	(15,933)
Additions to real estate investments	(6,361)	(4,919)
Additions to construction in progress	(22,417)	(12,406)
Proceeds from sale of asset	833	—

Net cash used in investing activities	(96,429)	(33,258)

Cash flows from financing activities:
Proceeds from mortgage notes payable	68,049	62,518
Repayments on mortgage notes payable	(13,824)	(45,343)
Proceeds from revolving credit facility	—	2,750
Additions to deferred debt expense	(1,445)	(728)
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	11,165	12,381
Distributions to preferred stockholders	(5,244)	—
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(24,794)	(24,088)

Net cash provided by financing activities	33,907	7,490

Net increase (decrease) in cash and cash equivalents	(23,459)	860
Cash and cash equivalents, beginning of period	45,244	1,309

Cash and cash equivalents, end of period	$21,785	$2,169

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. During 2004 and 2003, the Company developed and purchased several properties. In July 2003 the Company purchased Olde Forte Village, a grocery anchored neighborhood shopping center located in Fort Washington, Maryland. The Company is currently developing Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed development of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. The Company expects to complete Phase II, a 30,000 square foot addition to the center during the fourth quarter of 2004. During the first nine months of 2004, the Company purchased a land parcel for development of a 41,000 square foot retail/office property to be known as Kentlands Place, adjacent to its Kentlands Square shopping center and acquired four grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, and (4) Briggs Chaney Plaza, 197,486 square feet, located in Silver Spring, Maryland. As of September 30, 2004, the Company’s properties (the “Current Portfolio Properties”) consisted of 34 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) development and/or redevelopment properties.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Twenty-three of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of September 30, 2004, no single property accounted for more than 7.9% of the total gross leasable area. Only two retail tenants, Giant Food (4.7%), a tenant at eight Shopping Centers and Safeway (2.8%), a tenant at seven Shopping Centers and one office tenant, the United States Government (3.8%), a tenant at five properties, individually accounted for more than 2.5% of the Company’s total revenues for the nine months ended September 30, 2004.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company applied SFAS 141 when it recorded the 2004 acquisitions of Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney Plaza. For Boca Valley Plaza, approximately $958,000 of the $17,865,000 total cost of the acquisition, which includes the purchase price and closing costs, was allocated as lease intangible assets and included in lease acquisition costs at September 30, 2004. For Countryside, approximately $1,352,000 of the $30,305,000 total cost of the acquisition was allocated as lease intangible assets and included in lease acquisition costs at September 30, 2004. For Cruse MarketPlace, approximately $670,000 of the $12,768,000 total cost of the acquisition was allocated as lease intangible assets and included in lease acquisition costs at September 30, 2004. For Briggs Chaney Plaza, approximately $1,423,000 of the $27,732,000 total cost of the acquisition, was allocated as lease intangible assets and included in lease acquisition costs at September 30, 2004. The lease intangible assets are being amortized over the remaining periods of the leases acquired.

Real estate investment properties are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company’s policy is to assess potential impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. Saul Centers adopted SFAS 144, “Accounting for Impairment or Disposal of Long-Lived

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Assets,” effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has not recognized an impairment loss on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Repair and maintenance expense, included in property operating expenses for the nine month periods ended September 30, 2004 and 2003, was $3,632,000 and $3,565,000, respectively.

A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method with estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements. Depreciation expense during the periods ended September 30, 2004 and 2003, was $12,471,000 and $10,867,000, respectively. Leasehold improvements are amortized over the lives of the related leases using the straight-line method.

Construction In Progress

Construction in progress includes the land, land acquisition costs, predevelopment costs, and development costs of active projects. Predevelopment costs associated with these active projects include closing costs, legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2004 and December 31, 2003 are as follows:

Construction in Progress

  (In thousands)

	September 30, 2004	December 31, 2003
Clarendon Center	$14,492	$13,209
Shops at Monocacy	20,345	9,818
Broadlands Village II	4,677	1,151
Broadlands Village III	1,617	1,527
Lansdowne	6,782	6,138
Kentlands Place	4,554	—
Olde Forte Village	2,865	116
Briggs Chaney Plaza	465	—
Other	1,533	1,529

Total	$57,330	$33,488

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with maturities of three months or less measured from the acquisition date.

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $706,000 and $561,000, at September 30, 2004 and December 31, 2003, respectively.

In addition to rents due currently, accounts receivable include $11,383,000 and $9,370,000, at September 30, 2004 and December 31, 2003, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $354,000 and $548,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $18,571,000 and $15,344,000, net of accumulated amortization of $8,474,000 and $6,671,000, as of September 30, 2004 and December 31, 2003, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Lease acquisition costs also include a portion of an acquired property’s purchase price as discussed previously in “Real Estate Investment Properties.”

Deferred Debt Costs

Deferred debt costs consist of financing fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $4,982,000 and $4,224,000, and are presented net of accumulated amortization of $3,987,000 and $3,300,000, at September 30, 2004 and December 31, 2003, respectively.

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

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of the 2003 Options. The fair value of the 2003 Options was determined at the time of the award using the Black-Scholes model, a widely used method for valuing stock based employee compensation. Using the Black-Scholes model, the Company determined the total fair value of the 2003 Options to be $332,000 and recognizes compensation expense monthly during the four years the options vest. Compensation expense attributed to the 2003 Options during the nine months ended September 30, 2004 was $62,000. The 2003 Options are due to expire May 22, 2013. One-fourth of the 2003 Options are vested as of September 30, 2004 or 55,000 shares. As of September 30, 2004, 7,500 of the vested options have been exercised and 47,500 remain unexercised.

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan (the “2004 Plan”) for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 Plan provides for grants of

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

options to purchase up to 500,000 shares of common stock as well as grants of up to 100,000 shares of common stock to directors. The 2004 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares from incentive stock options and 125,000 shares from nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $25.78 was the market trading price of the Company’s common stock at the time of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $359,000, of which $293,000 and $67,000 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $67,000 was expensed as of the date of grant. The expense of the officers’ options will be recognized as compensation expense monthly during the four years the options vest. Compensation expense attributed to the 2004 Options during the nine months ended September 30, 2004 was $98,000. The 2004 Options are due to expire April 25, 2014.

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors (the “Plan”) for the benefit of its directors and their beneficiaries. The Plan replaces the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the market price of the common stock on the quarter’s last trading day to determine the number of shares to be allocated to the director. As of September 30, 2004, 164,000 shares had been credited to the directors’ deferred fee accounts.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Basic and Diluted Shares Outstanding

(In thousands, except per share data)	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding – Basic	16,227	15,683	16,088	15,516
Effect of dilutive options	68	16	42	14

Weighted average common shares outstanding – Diluted	16,295	15,699	16,130	15,530

Average Share Price	$31.08	$26.90	$29.20	$24.97

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. Saul Centers has guaranteed portions of its Partnership debt obligations, all of which are presented on the consolidated financial statements as mortgage notes payable and revolving credit facility. At September 30, 2004 the guaranteed portion of the partnership’s mortgage notes payable totaled $7,464,000 and

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

borrowings, if any, under the revolving credit facility, which is a recourse debt facility made by the Operating Partnership. The mortgage notes payable guarantees arose from notes secured by properties under construction at September 30, 2004; $4,500,000 from the mortgage note payable secured by Olde Forte Village and $2,964,000 from the mortgage note payable secured by Broadlands Village. The guarantees continue until such time as certain leasing requirements and minimum rent levels are achieved at each property. Both guarantees are expected to be released during 2005. The balance of the mortgage notes payable totaling $422,034,000 are non-recourse, however, as is customary when obtaining long term non-recourse financing, borrowers such as Saul Centers make certain representations to lenders, for example, that no fraud exists and the officers are authorized to execute loan documents and that there are no environmental matters relating to the properties which are in violation of applicable laws. Borrowers, including Saul Centers, typically agree to assume obligations arising from reliance upon these representations should a third party suffer damages related to individual mortgages. No additional liabilities were recognized as a result of the adoption of FIN 45.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Briggs Chaney Plaza

On April 23, 2004, the Company completed the acquisition of the 197,000 square foot Safeway-anchored Briggs Chaney Plaza shopping center located in Silver Spring, Maryland. The center is 93% leased and was acquired for a purchase price of $27.3 million.

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

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the three and nine month periods ended September 30, 2004 and 2003, respectively, as if the above described acquisitions had occurred on January 1, 2004 and 2003, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the three and nine months ended September 30, 2004 and 2003, respectively.

Pro-Forma Combined Condensed Statements of Operations

(in thousands, except per share data, unaudited)	Quarter ended September 30,
	2004	2003
Real estate revenues	$29,044	$26,739
Net income available to common shareholders	$5,355	$5,182
Earnings per common share – basic and diluted	$0.33	$0.33

	Nine months ended September 30,
	2004	2003
Real estate revenues	$84,973	$77,835
Net income available to common shareholders	$14,202	$14,262
Earnings per common share – basic and diluted	$0.88	$0.92

4. Minority Interests—Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 24.2% limited partnership interest, represented by 5,197,000 convertible limited partnership units in the Operating Partnership, as of September 30, 2004. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

as of September 30, 2004 because the Saul Organization owned in excess of 24.9% of the Company’s equity securities. The impact of The Saul Organization’s 24.2% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended September 30, 2004 and 2003, were 21,491,000 and 20,883,000, respectively. Fully converted partnership units and diluted weighted average shares outstanding for the nine month periods ended September 30, 2004 and 2003, were 21,323,000 and 20,711,000, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Expense

Indebtedness outstanding under mortgage notes payable totaled $429,498,000 at September 30, 2004, all of which was fixed rate debt. At September 30, 2004, the Company had a $125,000,000 unsecured revolving credit facility with no outstanding borrowings. The facility matures in August 2005, requires monthly interest payments at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option and requires the Company to meet certain financial and other covenants. As of September 30, 2004, borrowings, if any under the facility, would have accrued interest at LIBOR plus 1.625%. The Company was in compliance with all of the facility’s covenants. Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of September 30, 2004 would have allowed the Company to borrow approximately $75,000,000 for general corporate use. An additional $50,000,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

On February 13, 2004, the Company obtained a new 15-year $10,200,000 fixed-rate mortgage loan collateralized by Kentlands Square. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.94% and a 25 year amortization schedule. A balloon payment of $6,039,000 will be due at loan maturity, January 2019. Also on February 13, 2004 the Company purchased Boca Valley Plaza shopping center, located in Boca Raton, Florida. In conjunction with the acquisition, the Company assumed the seller’s non-recourse mortgage of $9,200,000. The loan matures in April 2007 and requires monthly interest only payments at a fixed rate of 6.82%. The loan is subject to prepayment penalties. On March 25, 2004 the Company purchased Cruse MarketPlace shopping center, located in Forsyth County, a suburb of Atlanta, Georgia. In conjunction with the acquisition, the Company assumed the seller’s non-recourse mortgage of $8,825,000. The loan matures in July 2013 at which time a balloon payment of $6,830,000 will be due. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.77% and a 24 year amortization schedule. On April 26, 2004, the Company obtained a new 15-year $15,500,000 fixed-rate mortgage loan collateralized by Olde Forte Village. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.76% and a 25 year amortization schedule. A balloon payment of $8,985,000 will be due at loan maturity, May 2019. The Company has agree to

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

guarantee $4.5 million of mortgage loan until such time as the $5 million redevelopment of Olde Forte Village is completed and certain leasing requirements and minimum rent levels are achieved. On July 1, 2004, the Company obtained a new 15-year $21,350,000 fixed-rate mortgage loan collateralized by Countryside. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.62% and a 25 year amortization schedule. A balloon payment of $12,288,000 will be due at loan maturity, July 2019. On August 16, 2004, the Company obtained a new 15-year $21,000,000 fixed-rate mortgage loan collateralized by Briggs Chaney Plaza. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.79% and a 25 year amortization schedule. A balloon payment of $12,192,000 will be due at loan maturity, September 1, 2019.

The Company has committed to execute a new fixed-rate, non-recourse financing, expected to close before the end of 2004. The loan provides permanent financing for a development expected to be substantially completed during the fourth quarter of 2004. The loan is a new 15-year $18,750,000 fixed-rate mortgage loan collateralized by Shops at Monocacy in Frederick, Maryland. The loan requires monthly principal and interest payments based upon an expected fixed interest rate of 5.22% and a 25 year amortization schedule. A balloon payment of $10,568,000 will be due at loan maturity, estimated to be January 2020.

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

At September 30, 2004, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(In thousands)
October 1 through December 31, 2004	$2,603
2005	10,867
2006	11,706
2007	21,811
2008	13,561
2009	14,641
Thereafter	354,309

Total	$429,498

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Interest expense and amortization of deferred debt costs for the quarter and nine months ended September 30, 2004 and 2003, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(In thousands)	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest incurred	$7,615	$6,886	$21,613	$20,386
Amortization of deferred debt costs	243	201	687	598
Capitalized interest	(850)	(320)	(2,392)	(860)

Total	$7,008	$6,767	$19,908	$20,124

6. Stockholders’ Equity and Minority Interests

The Consolidated Statement of Operations for the three months ended September 30, 2004 includes a charge for minority interests of $2,010,000, consisting of $1,784,000 related to The Saul Organization’s share of net income for the quarter, and $226,000 related to distributions to minority interests in excess of allocated net income for the quarter. The minority interests charge for the three months ended September 30, 2003 of $2,023,000 consists of $1,747,000 related to The Saul Organization’s share of net income for the quarter, and $276,000 related to distributions to minority interests in excess of allocated net income for the quarter. The Consolidated Statement of Operations for the nine months ended September 30, 2004 includes a charge for minority interests of $6,077,000, consisting of $4,886,000 related to The Saul Organization’s share of net income for the period, and $1,191,000 related to distributions to minority interests in excess of allocated net income for the period. The minority interests charge for the nine months ended September 30, 2003 of $6,063,000 consists of $4,898,000 related to The Saul Organization’s share of net income for the period, and $1,165,000 related to distributions to minority interests in excess of allocated net income for the period.

7. Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 14 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,296,000 and $1,085,000, for the nine months ended September 30, 2004 and 2003, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term interest bearing money market accounts. As of September 30, 2004, approximately $21,693,000 was held in deposit in these accounts.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

On January 23, 2004 the Company purchased a 3.4 acre site, adjacent to the Company’s Kentlands Square property, from a subsidiary of Chevy Chase Bank for $1,425,000. The Company is developing retail and office improvements on this site. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of the bank.

The Chairman and Chief Executive Officer, the President and the Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors.

The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon estimates of usage or time incurred, as applicable. The terms of the Agreement and the payments made there under are reviewed annually by the Audit Committee of the Board of Directors. Billings by the Saul Organization for the Company’s share of these costs and expenses totaled $1,453,000 and $1,470,000, for the nine month periods ended September 30, 2004 and September 30, 2003, respectively. In addition, the Company has entered into a sublease with the Saul Organization for space related to its corporate headquarters. The terms and conditions of the sublease mirror the Saul Organization’s lease and management believes the terms and conditions of the sublease were representative of market when the sublease was executed. The rent expense related to the sublease totaled $492,000 and $491,000, for the nine month periods ended September 30, 2004 and September 30, 2003, respectively.

8. Non-Operating Item

Gain on Sale of Property. The Company recognized a $572,000 property sale gain during the third quarter of 2004 resulting from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center. There were no property sale transactions in 2003.

9. Subsequent Events

In October 2004, the Company committed to the acquisition of a parcel of land zoned for the development of a neighborhood shopping center, located in the metropolitan Washington, DC area. The acquisition cost is approximately $6.5 million, with closing projected by year end, subject to the completion of closing conditions.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10. Business Segments

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon net operating income for properties in each segment.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended September 30, 2004
Real estate rental operations:
Revenues	$20,095	$8,879	$70	$29,044
Expenses	(3,569)	(2,073)	—	(5,642)

Income from real estate	16,526	6,806	70	23,402
Interest expense & amortization of debt expense	—	—	(7,008)	(7,008)
General and administrative	—	—	(2,090)	(2,090)

Subtotal	16,526	6,806	(9,028)	14,304
Depreciation and amortization	(3,641)	(1,870)	—	(5,511)
Gain on sale of property	572	—	—	572
Minority interests	—	—	(2,010)	(2,010)

Net income	$13,457	$4,936	$(11,038)	$7,355

Capital investment	$15,139	$1,086	$—	$16,225

Total assets	$383,600	$152,556	$23,973	$560,129

Quarter ended September 30, 2003
Real estate rental operations:
Revenues	$16,253	$8,401	$5	$24,659
Expenses	(2,634)	(2,175)	—	(4,809)

Income from real estate	13,619	6,226	5	19,850
Interest expense & amortization of debt expense	—	—	(6,767)	(6,767)
General and administrative	—	—	(1,499)	(1,499)

Subtotal	13,619	6,226	(8,261)	11,584
Depreciation and amortization	(2,646)	(1,903)	—	(4,549)
Minority interests	—	—	(2,023)	(2,023)

Net income	$10,973	$4,323	$(10,284)	$5,012

Capital investment	$20,188	$655	$—	$20,843

Total assets	$236,519	$135,329	$45,686	$417,534

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2004
Real estate rental operations:
Revenues	$57,216	$25,881	$176	$83,273
Expenses	(10,384)	(6,067)	—	(16,451)

Income from real estate	46,832	19,814	176	66,822
Interest expense & amortization of debt expense	—	—	(19,908)	(19,908)
General and administrative	—	—	(5,967)	(5,967)

Subtotal	46,832	19,814	(25,699)	40,947
Depreciation and amortization	(10,037)	(5,459)	—	(15,496)
Gain on sale of property	572	—	—	572
Minority interests	—	—	(6,077)	(6,077)

Net income	$37,367	$14,355	$(31,776)	$19,946

Capital investment	$93,358	$3,904	$—	$97,262

Total assets	$383,600	$152,556	$23,973	$560,129

Nine months ended September 30, 2003
Real estate rental operations:
Revenues	$47,921	$23,796	$38	$71,755
Expenses	(8,990)	(5,780)	—	(14,770)

Income from real estate	38,931	18,016	38	56,985
Interest expense & amortization of debt expense	—	—	(20,124)	(20,124)
General and administrative	—	—	(4,395)	(4,395)

Subtotal	38,931	18,016	(24,481)	32,466
Depreciation and amortization	(7,523)	(5,353)	—	(12,876)
Minority interests	—	—	(6,063)	(6,063)

Net income	$31,408	$12,663	$(30,544)	$13,527

Capital investment	$28,463	$4,795	$—	$33,258

Total assets	$236,519	$135,329	$45,686	$417,534

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2004 and for the three and nine month periods ended September 30, 2004.

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

Results of Operations

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003

Revenue

(dollars in thousands)	For the quarters ended September 30,		2004 to 2003 Change
	2004	2003	$	%
Revenue
Base rent	$23,324	$19,751	$3,573	18.1%
Expense recoveries	4,448	3,303	1,145	34.7%
Percentage rent	440	438	2	0.5%
Other	832	1,167	(335)	(28.7)%

Total	$29,044	$24,659	$4,385	17.8%

Total revenues increased 17.8% in the quarter ended September 30, 2004 compared to the prior year’s quarter primarily as a result of operating revenues from a newly developed property and five acquisitions whose operating results are included in the current quarter’s operating income but not in the previous year’s results. The development property, Broadlands Village, and acquisition properties Olde Forte Village, Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney Plaza, (the “Development and Acquisition Properties”), contributed $3,194,000 or 72.8% of the increase in revenues. The Company’s 601 Pennsylvania Avenue office property was fully leased during the 2004 Quarter and contributed $429,000 or 9.8% of the quarterly revenue improvement. A discussion of the components of revenue follows.

Base rent. The increase in base rent for 2004 versus 2003 was primarily attributable (71.0% or approximately $2,538,000) to leases in effect at the Development and Acquisition Properties. The lease-up of space at 601 Pennsylvania Avenue (10.9% or approximately $388,000), Thruway (5.1% or approximately $182,000) and Washington Square (3.4% or approximately $123,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the Development and Acquisition Properties (53.1% or approximately $608,000). The lease-up of space in the Office Properties substantially accounted for the balance of the increase (16.8% or approximately $192,000).

Percentage rent. Percentage rent, which was relatively stable between the two periods, is rental income calculated on the portion of a tenant’s revenues that exceed a specified breakpoint.

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. The decrease in other income for 2004 versus 2003 resulted primarily from a decrease in lease termination fees and miscellaneous income of $462,000. During the prior year’s quarter, the Company recorded a $316,000 termination fee from a tenant downsizing its leased area at Avenel Business Park and collected a payment of $138,000, arising from the operation of the Company’s former Park Road property, in excess of a tenant rent receivable (net of a provision for credit losses).

Operating Expenses

(dollars in thousands)	For the quarters ended September 30,		2004 to 2003 Change
	2004	2003	$	%
Operating Expenses
Property operating expenses	$3,186	$2,653	$533	20.1%
Provision for credit losses	131	26	105	403.8%
Real estate taxes	2,325	2,130	195	9.2%
Interest and amortization of deferred debt expense	7,008	6,767	241	3.6%
Depreciation and amortization.	5,511	4,549	962	21.1%
General and administrative	2,090	1,499	591	39.4%

Total	$20,251	$17,624	$2,627	14.9%

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses was caused primarily by the operation of the Development and Acquisition Properties (63.6% or approximately $339,000).

Provision for credit losses. The provision for credit losses increased for 2004 versus 2003 primarily due to a provision established for a major tenant at Great Eastern Plaza in arrears with its rental payments (60.0% or approximately $63,000) and 2003’s absence of any significant tenant bankruptcy or collection difficulties. The 2004 provision for credit loss totals less than one half of one percent (0.5%) of total income.

Real estate taxes. The increase in real estate taxes for 2004 versus 2003 was attributable to the commencement of operations at the Development and Acquisition Properties (114% or approximately $223,000), offset by lower assessments at other properties.

Interest and amortization of deferred debt expense. Interest expense increased in 2004 versus 2003 due to increased borrowing and slightly higher interest rates as the Company repaid short-term line of credit borrowings with 15-year fixed rate mortgages. The increase in interest expense was offset in part by an increase in the amount of interest capitalized as a cost of properties under construction. The increase in average outstanding borrowings of approximately $26,500,000 resulted from financing the Development and Acquisition Properties (approximately $460,000 increase in interest expense). Also contributing to the increase in interest expense was an approximately 24 basis point increase in the average interest rate for the loan portfolio as the Company paid off short-term variable rate financing with long-term (typically 15-year) fixed rate mortgages (approximately $250,000 increase in interest expense). A portion of the proceeds were used to fund construction and development work, and qualified for interest capitalization. Interest was capitalized as a cost of these projects during the 2004 and 2003 quarters in the amount of $850,000 and $320,000, respectively, (approximately $530,000 decrease in interest expense).

Depreciation and amortization. The increase in depreciation and amortization expense resulted primarily from the Development and Acquisition Properties placed in service during 2003 and 2004.

General and administrative. General and administrative expense consists of payroll, administrative and other overhead expenses. The increase in general and administrative expense for 2004 versus 2003 was attributable to increased payroll and employment expenses (56.0% or $331,000) primarily resulting from staffing for the Company’s evaluation of property acquisitions, increased accounting and legal fees as well as other administrative expenses incurred to comply with new corporate governance rules (28.4% or $168,000) and the expensing of officer and director stock options (6.6% or $39,000).

Gain on Sale of Property. The Company recognized a $572,000 property sale gain in the 2004 Period resulting from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center. There were no property sale transactions in the 2003 Period.

Nine months ended September 30, 2004 compared to the period ended September 30, 2003

Revenue

(dollars in thousands)	For the nine months Ended September 30,		2004 to 2003 Change
	2004	2003	$	%
Revenue
Base rent	$67,351	$57,733	$9,618	16.7%
Expense recoveries	12,360	10,473	1,887	18.0%
Percentage rent	1,144	1,102	42	3.8%
Other	2,418	2,447	(29)	(1.2)%

Total	$83,273	$71,755	$11,518	16.1%

Total revenues increased 16.1% in the nine month period ended September 30, 2004 (the “2004 Period”) compared to the prior year’s period (the “2003 Period) primarily due to operating revenue from the Development and Acquisition Properties whose operating results are included in the current period’s operating income but not fully in the previous year period’s results. The Development and Acquisition Properties contributed $8,092,000 or 70.3% of the increase in revenues. The Company’s 601 Pennsylvania Avenue office property was fully leased during the 2004 Period and contributed $1,982,000 or 17.2% of the nine month period’s revenue improvement. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2004 Period versus the 2003 Period was primarily attributable (69.3% or approximately $6,667,000) to leases in effect at the Development and Acquisition Properties. The lease-up of space at 601 Pennsylvania Avenue (17.2% or approximately $1,650,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The Development and Acquisition Properties provided the majority of the increase in expense recovery income (72.2% or approximately $1,362,000) and the office properties 601 Pennsylvania Avenue, Washington Square and Van Ness Square contributed a large share of the remaining increase (23.8% or approximately $450,000).

Percentage rent. Percentage rent, which was relatively stable between the two periods, is rental income calculated on the portion of a tenant’s revenues that exceed a specified breakpoint. Increased sales by a restaurant tenant at 601 Pennsylvania Ave accounted for $59,000 of the percentage rent increase, which was offset by a $21,000 decrease in percentage rent income at Lexington Mall, a center the Company is repositioning for redevelopment.

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. The decrease in other income for 2004 versus 2003 resulted primarily from a decrease in lease termination fees and miscellaneous income of $409,000. During the 2003 Period, the Company recorded a $316,000 termination fee from a tenant downsizing its leased area at Avenel Business Park and collected a payment of $138,000, arising from the operation of the Company’s former Park Road property, in excess of a tenant rent receivable (net of a provision for credit losses). An increase in parking income at the Office Properties of $198,000 and an increase in cash investment income of $138,000 in the 2004 Period offset the decrease in miscellaneous income.

Operating Expenses

(dollars in thousands)	For the nine months ended September 30,		2004 to 2003 Change
	2004	2003	$	%
Operating Expenses
Property operating expenses	$8,948	$8,261	$687	8.3%
Provision for credit losses	299	118	181	153.4%
Real estate taxes	7,204	6,391	813	12.7%
Interest and amortization of deferred debt expense	19,908	20,124	(216)	(1.1)%
Depreciation and amortization.	15,496	12,876	2,620	20.3%
General and administrative	5,967	4,395	1,572	35.8%

Total	$57,822	$52,165	$5,657	10.8%

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The Development and Acquisition Properties incurred property operating expenses of approximately $791,000 during the 2004 Period which was offset by a $104,000 decrease in property operating expenses at the remainder of the property portfolio due to 2003’s unseasonably severe winter weather primarily in the Mid-Atlantic region.

Provision for credit losses. The provision for credit losses increased for 2004 versus 2003 primarily due to 2003’s absence of any significant tenant bankruptcy or collection difficulties. The 2004 provision for credit loss includes a $63,000 provision for a tenant at Great Eastern Plaza, a $50,000 provision for a tenant at Leesburg Pike Plaza, a $35,000 provision for a tenant at Seven Corners Center and a $24,000 provision for a tenant at Southside Plaza.

Real estate taxes. The increase in real estate taxes for 2004 versus 2003 was primarily attributable to the commencement of operations at the Development and Acquisition Properties (82.3% or approximately $669,000).

Interest and amortization of deferred debt expense. Interest expense decreased in 2004 versus 2003 despite an increase in outstanding borrowings of approximately $10,500,000 ($550,000 interest expense increase) and an increase in the weighted average interest rate of 24 basis points ($705,000 interest expense increase). The company repaid short-term line of credit borrowings with 15-year fixed rate mortgages. The increase in interest expense resulting from the new financings was more than offset by an increase in interest capitalized on costs of construction and development work. Interest is capitalized as a cost of construction and development projects. During the 2004 and 2003 Periods, $2,390,000 and $860,000, respectively, was capitalized ($1,530,000 interest expense decrease).

Depreciation and amortization. The increase in depreciation and amortization expense resulted from the Development and Acquisition Properties placed in service during 2003 and 2004.

General and administrative. General and administrative expense consists of payroll, administrative and other overhead expenses. The increase in general and administrative expense for 2004 versus 2003 was attributable to increased payroll and employment expenses (49.3% or $775,000) primarily resulting from staffing for the Company’s evaluation of property acquisitions, increased legal and accounting fees as well as other administrative expenses incurred to comply with new corporate governance rules (20.1% or $316,000) and the expensing of officer and director stock options (10.2% or $160,000).

Gain on Sale of Property. The Company recognized a $572,000 property sale gain in the 2004 Period resulting from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center. There were no property sale transactions in the 2003 Period.

Liquidity and Capital Resources

Cash and cash equivalents were $21,785,000 and $2,169,000 at September 30, 2004 and 2003, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

(dollars in thousands)	Nine months ended September 30,
	2004	2003
Cash provided by operating activities	$39,063	$26,628
Cash used in investing activities	(96,429)	(33,258)
Cash provided by financing activities	33,907	7,490

Increase (decrease) in cash	$(23,459)	$860

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities primarily reflects the acquisition of properties (Boca Valley Plaza, Countryside, Cruse MarketPlace, Briggs Chaney Plaza and Kentlands Place land parcel) and the construction of Shops at Monocacy, Broadlands Village II and Kentlands Place in 2004, the construction of Broadlands Village in 2003, and tenant improvements and other additions to construction in progress.

Financing Activities

Cash provided by financing activities for the period ended September 30, 2004 primarily reflects:

•	$68,049,000 of proceeds received from mortgage notes payable during the period; and

•	$11,165,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $13,824,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $24,794,000;

•	distributions made to preferred stockholders during the period totaling $5,244,000; and

•	payments of $1,445,000 for financing costs of five mortgage loans during 2004.

Cash provided by financing activities for the period ended September 30, 2003 primarily reflects:

•	$62,518,000 of proceeds received from mortgage notes payable incurred during the period;

•	$2,750,000 of proceeds received from draws on the revolving credit facility, net of repayments; and

•	$12,381,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership.

which was partially offset by:

•	the repayment of borrowings on our mortgage notes payable totaling $45,343,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $24,088,000; and

•	payments of $728,000 for refinancing costs of a two mortgage loans in 2003;

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

As of September 30, 2004, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
October 1 through December 31, 2004	$2,603
2005	10,867
2006	11,706
2007	21,811
2008	13,561
2009	14,641
Thereafter	354,309

Total	$429,498

Management believes that the Company’s capital resources, which at September 30, 2004 included cash balances of $22 million and borrowing availability of $125 million on its revolving line of credit, ($75,000,000 for general corporate use and $50,000,000 for qualified future acquisitions), will be sufficient to meet its liquidity needs for the foreseeable future.

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

Net proceeds from the issuance were approximately $96.3 million and initially were used to fully repay $52.5 million outstanding under the Company’s revolving credit facility and thereafter were used to acquire land and operating properties and also fund construction and development projects.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 381,275 and 422,851 shares under the Plan at a weighted average discounted price of $26.54 and $23.50 per share during the nine month periods ended September 30, 2004 and 2003, respectively.

Additionally, the Operating Partnership issued 8,967 and 9,520 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $26.54 and $23.50 per share during the nine month periods ended September 30, 2004 and 2003, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2004.

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

During the quarter ended September 30, 2004 the Company closed on two new fixed rate, non-recourse mortgage financings. On July 1, 2004, the Company obtained a new 15-year $21,350,000 fixed-rate mortgage loan collateralized by Countryside. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.62% and a 25 year amortization schedule. A balloon payment of $12,288,000 will be due at loan maturity, July 2019. In August 2004, the Company obtained a new 15-year $21,000,000 fixed-rate mortgage loan collateralized by Briggs Chaney Plaza. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.79% and a 25 year amortization schedule. A balloon payment of $12,192,000 will be due at loan maturity, September 1, 2019.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter ended September 30, 2004, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $12,304,000 representing a 6.2% increase over the 2003 quarter’s FFO available to common shareholders of $11,584,000. For the nine month period ended September 30, 2004, the Company reported FFO available to common shareholders of $34,947,000 representing a 7.6% increase over the 2003 period’s FFO available to common shareholders of $32,466,000. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Schedule

(Amounts in thousands)	For the quarters ended September 30,
	2004	2003
Net income	$7,355	$5,012
Add:
Minority interests	2,010	2,023
Depreciation and amortization of real property	5,511	4,549

Subtract:	14,876	11,584
Gain on sale of property	(572)	—

FFO	14,304	11,584
Subtract:
Preferred stock dividends	(2,000)	—

FFO Available to Common Shareholders	$12,304	$11,584

Average Shares and Units Used to Compute FFO per Share	21,491	20,883

	For the nine months ended September 30,
	2004	2003
Net income	$19,946	$13,527
Add:
Minority interests	6,077	6,063
Depreciation and amortization of real property	15,496	12,876

Subtract:	41,519	32,466
Gain on sale of property	(572)	—

FFO	40,947	32,466
Subtract:
Preferred stock dividends	(6,000)	—

FFO Available to Common Shareholders	$34,947	$32,466

Average Shares and Units Used to Compute FFO per Share	21,323	20,711

(1)	FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

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

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company is redeveloping in 2004. The Company has commenced site improvements and small shop construction and renovation. The Company expects total redevelopment costs, including the initial property acquisition cost, to be approximately $22 million and projects substantial completion of the redevelopment in late 2004. Olde Forte Village was 67% leased at September 30, 2004.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase commenced in March 2004. The Company expects total development costs of both phases, including the land acquisition, to be approximately $22 million and projects substantial completion of phase two of the center during the fourth quarter of 2004. The second phase was 78% pre-leased at September 30, 2004.

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

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December of a 105,000 square foot shopping center to be anchored by a 57,000 square foot Giant grocery store. The Company expects total development costs, including the land acquisition, to be approximately $21.8 million. The center is substantially completed and Giant opened for business during October 2004. The property was 84% leased at September 30, 2004.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company commenced construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in April 2004. Development costs, including the land acquisition, are projected to total $7.1 million, and substantial completion is scheduled for late 2004. The property was 6% pre-leased at September 30, 2004, and additional tenant prospects have been identified and lease negotiations are proceeding.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988 was 89% leased at September 30, 2004 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 130,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 95% leased at September 30, 2004 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 97% leased at September 30, 2004. The center was purchased for $12.6 million, subject to the assumption of an $8.8 million mortgage.

Briggs Chaney Plaza

In April 2004 the Company acquired Briggs Chaney Plaza in Silver Spring, Maryland. Briggs Chaney Plaza is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, is 93% leased and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. The Company has substantially completed interior construction to reconfigure a portion of the vacant space totaling approximately 11,000 square feet of leasable area, and is completing plans for a substantial façade renovation of the shopping center. The façade renovation is projected to be substantially completed in mid 2005.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended September 30, 2004 and 2003, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of September 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2004	34	5	5,872,000	1,206,000	93.9%	96.0%
2003	29	5	5,227,000	1,203,000	93.8%	93.8%

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

Subsequent Events

In October 2004, the Company committed to the acquisition of a parcel of land zoned for the development of a neighborhood shopping center, located in the metropolitan Washington, DC area. The acquisition cost is approximately $6.5 million, with closing projected by year end, subject to the completion of closing conditions.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. However, as of September 30, 2004, the Company had no variable rate indebtedness outstanding. Interest rate fluctuations would affect the Company’s annual interest expense on its variable rate debt. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of September 30, 2004, the Company had fixed rate indebtedness totaling $429,498,000. If interest rates on the Company’s fixed rate debt instruments at September 30, 2004 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $22,727,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

During the three months ended September 30, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

	(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

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

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Saul Centers, Inc. 1993 Stock Option Plan filed as Exhibit 10.8 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(i)	Saul Centers, Inc. 2004 Stock Plan filed as Exhibit 99 to Registration Statement No. 333-115262 is hereby incorporated by reference.

(j)	Form of Director Stock Option Grant Agreements is filed herewith.

(k)	Form of Officer Stock Option Grant Agreements is filed herewith.

(l)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(m)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(n)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

	(p)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

	(q)	Revolving Credit Agreement dated as of August 30, 2002 by and between Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as administrative agent and sole lead arranger; Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, Wells Fargo Bank, National Association, Comerica Bank, Southtrust Bank, KeyBank National Association as Lenders, as filed as Exhibit 10.(n) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

	(r)	Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, as filed as Exhibit 10.(p) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

	(s)	Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the December 31, 2002 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties

Reports on Form 8-K

A Form 8-K dated August 3, 2004, was furnished to the SEC on August 6, 2004, in response to Items 7 and 12 to furnish a press release announcing the Company’s financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: November 9, 2004	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: November 9, 2004	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: November 9, 2004	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)