Form 10-K
period 2004-12-31
SAUL CENTERS INC
filed 2005-03-16
CIK 907254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland	20814-6522
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock, Par Value, $0.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of March 11, 2005 was 16,501,000.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2004 was $320,855,000.

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. During 2004 and 2003, the Company developed and purchased several properties. In July 2003, the Company purchased Olde Forte Village, a grocery anchored neighborhood shopping center located in Fort Washington, Maryland. In November 2003, the Company purchased a land parcel located in Frederick, Maryland, upon which it developed a grocery anchored shopping center named Shops at Monocacy, completed during the fourth quarter of 2004. Also during the fourth quarter of 2003, the Company completed development of Broadlands Village, an in-line retail and retail pad, grocery anchored shopping center. The Company completed Broadlands Village II, a 30,000 square foot addition to the center during the fourth quarter of 2004. During 2004, the Company purchased a land parcel which it is currently developing into a 41,000 square foot retail/office property to be known as Kentlands Place, adjacent to its Kentlands Square shopping center. The Company also purchased a land parcel in Dumfries, Virginia, which it plans to develop into a grocery anchored shopping center to be known as Ashland Square. Also during 2004, the Company acquired four grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, and (4) Briggs Chaney Plaza, 197,000 square feet, located in Silver Spring, Maryland. As of December 31, 2004, the Company’s properties (the “Current Portfolio Properties”) consisted of 35 shopping center operating properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and five development and/or redevelopment (non-operating) properties.

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

The following diagram depicts the Company’s organizational and equity ownership structure, as of December 31, 2004.

Management of the Current Portfolio Properties

The Partnerships manage the Current Portfolio Properties and will manage any subsequently acquired properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Partnerships provide each property with a fully integrated property management capability, with approximately 60 employees and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

The Company augments its property management capabilities by sharing with The Saul Organization certain ancillary functions, at cost, such as computer and payroll services, benefits administration and in-house legal services. The Company also shares insurance administration expenses on a pro rata basis with The Saul Organization. Management believes that these arrangements result in lower costs than could be obtained by contracting with third parties. These arrangements permit the Company to capture greater economies of scale in purchasing from third party vendors than would otherwise be available to the Company alone and to capture internal economies of scale by avoiding payments representing profits with respect to functions provided internally. The terms of all sharing arrangements with The Saul Organization, including payments related thereto, are specified in a written agreement and are reviewed annually by the Audit Committee of the Company’s Board of Directors.

The Company’s corporate headquarters lease commenced in March 2002 and is a sublease of office space from The Saul Organization at the Company’s share of the cost. A discussion of the lease terms are provided in Note 7, Long Term Lease Obligations, of the Notes to Consolidated Financial Statements.

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

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and

Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 2004 and 2003, the Company was involved in development and/or redevelopment of twelve of its operating properties. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

Management believes that attractive acquisition and development opportunities for investment in existing and new shopping center properties will continue to be available. Management believes that the Company will be well situated to take advantage of these opportunities because of its access to capital markets, as evidenced by; (1) the Company’s 2004 long-term fixed-rate mortgage financing activity and successful $100 million preferred stock offering in November 2003, (2) the Company’s ability to acquire properties or undeveloped land, either for cash or securities (including Operating Partnership interests in tax advantaged transactions), and (3) because of management’s experience in seeking out, identifying and evaluating potential acquisitions. In addition, management believes its shopping center expertise should permit it to optimize the performance of shopping centers once they have been acquired.

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

Capital Policies

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2004.

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

Employees

As of March 11, 2005, the Company employed approximately 60 persons, including six leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

A significant contributor to the Company’s recent growth in its shopping center portfolio has been its program of development, redevelopment and land and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During 2004, the Company acquired two development parcels. In addition to these 2004 land acquisitions, the Company previously acquired three land parcels which are currently under development. All five of the parcels are located in the Washington, DC metropolitan area. Also during 2004 and the first quarter of 2005, the Company acquired five operating grocery-anchored neighborhood shopping center properties.

2004 Land Acquisitions, Developments and Redevelopments

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company redeveloped in 2004. This former anchor space and some adjoining space was reconfigured into new small shop space totaling approximately 33,000 square feet. The redeveloped center totals 142,000 square feet. The Company has substantially completed site improvements and small shop construction and renovation. Total redevelopment costs, including the initial property acquisition cost, were approximately $22 million. Olde Forte Village was 70% leased at December 31, 2004. A total of 25,000 square feet of the recently completed shop space remains available.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase was substantially completed in November 2004. Total development costs of both phases, including the land acquisition, are expected to total approximately $22 million. The second phase was 96% leased at December 31, 2004. This second phase added a spacious landscaped courtyard and fountain to the center, and includes Original Steakhouse and Bonefish Grill, both quality restaurants, that recently opened.

Thruway

During the fourth quarter of 2003, the Company commenced a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development includes replacing a former 6,100 square foot single-tenant pad building with a new multi-tenant building. Leases have been executed for 100% of the new space, including Ann Taylor Loft, JoS. A Banks Clothiers, Chico’s and Liz Claiborne. This $2.1 million expansion was completed in April 2004 with tenant openings beginning in March 2004.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 107,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. Total development costs, including the land acquisition, are expected to be approximately $22.3 million upon completion of the final leasing. The center was substantially completed and Giant opened for business during October 2004. The property was 84% leased at December 31, 2004.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company commenced construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in April 2004. Development costs, including the land acquisition, are projected to total $7.8 million. The building was substantially completed in January 2005. The property was 39% leased at December 31, 2004 and 58% leased as of March 11, 2005. Additional tenant prospects have been identified and lease negotiations are proceeding for nearly all of the remaining space.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has preliminary plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company is preparing a site plan for submission to Prince William County during the second quarter of 2005 and is marketing the project to grocers and other retail businesses.

2004 Operating Property Acquisitions

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988 was 91% leased at December 31, 2004 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 142,000 square foot Safeway anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 95% leased at December 31, 2004 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 97% leased at December 31, 2004. The center was purchased for $12.6 million, subject to the assumption of an $8.8 million mortgage.

Briggs Chaney Plaza

In April 2004, the Company acquired Briggs Chaney Plaza in Silver Spring, Maryland. Briggs Chaney Plaza is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 94% leased at December 31, 2004 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. The Company has substantially completed interior construction on a portion of the vacant space totaling approximately 11,000 square feet of leasable area. The space was reconfigured into six small shops, with five currently leased.

The Company is also finalizing plans for a substantial façade renovation of the shopping center, projected to be substantially completed in mid 2005.

2005 Property Acquisitions, Developments and Redevelopments

Palm Springs Center

On March 3, 2005, the Company acquired the 126,000 square foot Albertsons anchored, Palm Springs Center located in Altamonte Springs, Florida, near Orlando for a purchase price of $17.5 million. The property was approximately 98% leased at the date of acquisition.

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building at The Glen shopping center in Prince William County, Virginia. The existing 120,000 square foot Safeway anchored center is 100% leased and this expansion will provide additional restaurants and small shop service space. Approximately 40% of the new space was pre-leased prior to the commencement of construction. Delivery of this building is projected in the fall of 2005, and development costs are estimated to total $4.5 million.

Item 2.	Properties

Overview

The Company is the owner and operator of a real estate portfolio composed of 40 properties as of December 31, 2004, totaling approximately 7,200,000 square feet of gross leasable area (“GLA”) and located primarily in the Washington, DC/Baltimore metropolitan area. The portfolio is composed of 35 neighborhood and community Shopping Centers, and five predominantly Office Properties totaling approximately 6,000,000 and 1,200,000 square feet of GLA, respectively. A majority of the Shopping Centers are anchored by several major tenants. Twenty-four of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 31, 2004, no single property accounted for more than 7.8% of the total gross leasable area. Only two retail tenants, Giant Food (4.8%), a tenant at nine Shopping Centers and Safeway (2.9%), a tenant at six Shopping Centers and one office tenant, the United States Government (3.5%), a tenant at five properties, individually accounted for more than 2.5% of the Company’s total revenues for the year ended December 31, 2004.

The Company’s Current Portfolio Properties primarily consists of seasoned properties that have been owned and managed by The Saul Organization for 20 years or more. The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See “Item 1. Business—Operating Strategies” and “Business—Capital Policies.”

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

The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2004 average estimated population within a one and three-mile radius of the Shopping Centers is approximately 19,000 and 109,000, respectively. The 2004 average household income within the one and three-mile radius of the Shopping Centers is approximately $87,000 and $92,000, respectively, compared to a national average of $57,000. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Centers range in size from 5,000 to 561,000 square feet of GLA, with seven in excess of 300,000 square feet, and an average of approximately 171,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Twenty-four of the 35 Shopping Centers are anchored by a grocery store.

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

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2004

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-04	Dec-03
Shopping Centers

Ashburn Village	Ashburn, VA	211,327	1994 / 00 / 01/02	26.4	100%	99%	Giant Food, Ruby Tuesday, Blockbuster, Long & Foster

Beacon Center	Alexandria, VA	352,915	1972 (1993/99)	32.3	97%	100%	Lowe’s, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread

Belvedere	Baltimore, MD	54,941	1972	4.8	100%	95%	Food City, Family Dollar

Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	91%	n / a	Publix, Blockbuster

Boulevard	Fairfax, VA	56,350	1994 (1999)	5.0	100%	100%	Danker Furniture, Petco, Panera Bread, Party City

Briggs Chaney Plaza	Silver Spring, MD	197,486	2004	18.2	94%	n / a	Safeway, Ross Dress For Less, Chuck E Cheese, Family Dollar

Broadlands Village	Loudoun County, VA	107,286	2003	16.0	100%	100%	Safeway

Broadlands Village II	Loudoun County, VA	30,193	2004	2.5	93%	n / a	Original Steakhouse, Bonefish Grill

Clarendon/Clarendon Station	Arlington, VA	11,808	1973/1996	0.6	70%	100%

Countryside	Loudoun County, VA	141,696	2004	16.0	95%	n / a	Safeway, CVS Pharmacy

Cruse MarketPlace	Forsyth County, GA	78,686	2004	10.6	97%	n / a	Publix

Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%

French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	96%	95%	Burlington Coat Factory, Bed Bath & Beyond, Famous Footwear, Lakeshore Learning Center, BridesMart, Staples, Dollar Tree

Germantown	Germantown, MD	27,241	1992	2.7	100%	90%

Giant	Baltimore, MD	70,040	1972 (1990)	5.0	100%	100%	Giant Food

The Glen	Lake Ridge, VA	112,229	1994	14.7	98%	93%	Safeway Marketplace

Great Eastern	District Heights, MD	254,448	1972 (1995)	23.9	99%	99%	Giant Food, Run N’ Shoot, Pep Boys, Big Lots

Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	Safeway, Blockbuster

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2004

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-04	Dec-03
Shopping Centers (continued)

Kentlands Square	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s, Chipotle

Leesburg Pike	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	100%	Party Depot, CVS Pharmacy, Kinko’s, Hollywood Video

Lexington Mall	Lexington, KY	314,535	1974	30.0	58%	58%	Dillard’s

Lumberton Plaza	Lumberton, NJ	193,044	1975 (1992/96)	23.3	98%	97%	SuperFresh, Rite Aid, Blockbuster, Ace Hardware

Shops at Monocacy	Frederick, MD	107,000	2004	13.0	84%	n /a	Giant Food, Panera Bread

Olde Forte Village	Ft. Washington, MD	143,062	2003	16.0	70%	67%	Safeway, Blockbuster

Olney	Olney, MD	53,765	1975(1990)	3.7	100%	100%	Rite Aid

Ravenwood	Baltimore, MD	85,958	1972	8.0	98%	98%	Giant Food, Hollywood Video

Seven Corners	Falls Church, VA	560,998	1973 (1994-7)	31.6	99%	99%	Home Depot, Shoppers Club, Michaels, Barnes & Noble, Ross Dress For Less, G Street Fabrics, Off-Broadway Shoes, The Room Store

Shops at Fairfax	Fairfax, VA	68,743	1975 (1993/99)	6.7	100%	100%	Super H Mart, Blockbuster

Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6	99%	97%	Giant Food, Home Depot, Circuit City, Michaels, Marshalls, PetSmart, Value City Furniture

Southside Plaza	Richmond, VA	347,651	1972	32.8	86%	95%	CVS Pharmacy, Maxway, Citi Trends

South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	97%	100%	MacFrugals, Pep Boys, The Emory Clinic, Maxway

Thruway	Winston- Salem, NC	352,355	1972 (1997)	30.5	93%	90%	Harris Teeter, Fresh Market, Borders, Bed Bath & Beyond, Stein Mart, Eckerd, Blockbuster, JoS. A Banks, Bonefish Grill, Chico’s, Ann Taylor

Village Center	Centreville, VA	143,109	1990	17.2	99%	100%	Giant Food, Tuesday Morning, Blockbuster

West Park	Oklahoma City, OK	76,610	1975	11.2	54%	72%	Drapers Market, Family Dollar

White Oak	Silver Spring, MD	480,156	1972 (1993)	28.5	99%	100%	Giant Food, Sears, Rite Aid, Blockbuster

Total Shopping Centers		6,012,491		543.2	93.5%	94.1%

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2004

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-04	Dec-03
Office Properties

Avenel Business Park	Gaithersburg, MD	390,479	1981-2000	37.1	97%	100%	General Services Administration, VIRxSYS, Broadsoft, Arrow Financial, Quanta Systems, SeraCare Life Sciences, Panacos Pharmaceutical

Crosstown Business Center	Tulsa, OK	197,135	1975 (2000)	22.4	93%	93%	Compass Group, Roxtec, Outdoor Innovations, Auto Panels Plus, Gofit, Freedom Express

601 Pennsylvania Ave	Washington, DC	226,604	1973 (1986)	1.0	100%	100%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Pharmaceutical Care Mgmt Assn, Freedom Forum, Capital Grille

Van Ness Square	Washington, DC	156,493	1973 (1990)	1.2	91%	87%	Team Video Intl, Office Depot, Pier 1

Washington Square	Alexandria, VA	234,775	1975 (2000)	2.0	95%	93%	Vanderweil Engineering, World Wide Retail Exch., EarthTech, Thales, Bank of America, Trader Joe’s, Kinko’s, Talbot’s, Blockbuster

Total Office Properties		1,205,486		63.7	95.9%	95.8%

Total Portfolio		7,217,977		606.9	93.9%	94.4%

Development Parcels

Broadlands III	Loudoun County, VA		2002	5.5	Preparing architectural and engineering plans for County approvals for retail expansion.

Kentlands Place	Gaithersburg, MD		2004	3.4	41,300 square foot retail / office property, 39% pre-leased. Operational 1st quarter 2005.

Clarendon Center	Arlington, VA		2002	1.3	Pursuing zoning approvals from County.

Lansdowne	Loudoun County, VA		2002	17.0	Preparing architectural and engineering plans for County approvals for shopping center development.

Ashland Square	Dumfries, VA		2004	19.3	Preparing architectural and engineering plans for County approvals for shopping center development.

Total Development Properties				46.5

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the shares of common stock as reported by the New York Stock Exchange for each quarter of 2004 and 2003 were as follows:

	Share Price
Period	High	Low
October 1, 2004 – December 31, 2004	$39.25	$31.84
July 1, 2004 – September 30, 2004	$33.25	$28.83
April 1, 2004 – June 30, 2004	$32.41	$24.70
January 1, 2004 – March 31, 2004	$30.55	$27.30

October 1, 2003 – December 31, 2003	$29.04	$26.62
July 1, 2003 – September 30, 2003	$27.95	$25.75
April 1, 2003 – June 30, 2003	$26.55	$23.59
January 1, 2003 – March 31, 2003	$24.10	$21.97

On March 11, 2005, the closing price was $32.82.

Holders

The approximate number of holders of record of the common stock was 390 as of March 11, 2005.

Dividends and Distributions

Under the Code, REIT’s are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2004 and 2003. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $33,166,000 in 2004 and $32,257,000 in 2003. Distributions to preferred stockholders were $7,244,000 in 2004. No payments to preferred stockholders were made in 2003. See Notes to Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

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

The Company paid four quarterly distributions in the amount of $0.39 per common share, during each of the years ended December 31, 2004, 2003 and 2002, totaling $1.56 per common share for each of these years. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. The Company has determined that 80.0% of the total $1.56 per common share paid in calendar year 2004 represents currently taxable dividend income to the stockholders, while the balance of 20.0% is considered return of capital. For the years 2003 and 2002, of the $1.56 per common share dividend paid in each year, 82.3% and 93.5%, was taxable dividend income and 17.7% and 6.5%, was considered return of capital, respectively. No assurance can be given regarding what portion, if any, of distributions in 2005 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are considered ordinary dividend income.

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under Plans or Programs (1)
October 1, 2004 – October 31, 2004	—	(2)	—	—	—
November 1, 2004 – November 30, 2004	83,195	(3)	$34.44	—	—
December 1, 2004 – December 31, 2004	10,980	(3)	$37.45	—	—
Total	94,175		$34.79	—	—

(1)	The Company has no publicly announced plans or programs.

(2)	Excludes 87,687 shares, acquired at a price of $31.53 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and B.F. Saul Real Estate Investment Trust, B.F. Saul Company and Van Ness Square Corporation, for each of which Mr. Saul is either President or Chairman; B.F. Saul Property Company and Dearborn, L.L.C., which are wholly-owned subsidiaries of B.F. Saul Company and B.F. Saul Real Estate Investment Trust, respectively; and the B.F. Saul Company Employees’ Profit Sharing Retirement Trust, of which Mr. Saul is a trustee, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan.

(3)	Represents shares purchased by B.F. Saul Real Estate Investment Trust in open market transactions.

Item 6.	Selected Financial Data

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

Saul Centers, Inc.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Total revenue	$112,842	$97,884	$93,963	$86,308	$79,029
Operating expenses	79,135	70,738	67,753	60,925	56,915

Operating income	33,707	27,146	26,210	25,383	22,114
Non-operating income (loss) Gain on sale of property	572	182	1,426	0	0

Income before minority interests	34,279	27,328	27,636	25,383	22,114
Minority interests	(8,105)	(8,086)	(8,070)	(8,069)	(8,069)

Net income	26,174	19,242	19,566	17,314	14,045
Preferred dividends	(8,000)	(1,244)	0	0	0

Net income available to common stockholders	$18,174	$17,998	$19,566	$17,314	$14,045

Per Share Data (diluted):
Net income available to common stockholders	$1.12	$1.15	$1.31	$1.22	$1.03

Basic and Diluted Shares Outstanding
Weighted average common shares - basic	16,154	15,591	14,865	14,210	13,623
Effect of dilutive options	57	17	22	0	0

Weighted average common shares - diluted	16,211	15,608	14,887	14,210	13,623
Weighted average convertible limited partnership units	5,194	5,182	5,172	5,172	5,172

Weighted average common shares and fully converted limited partnership units - diluted	21,405	20,790	20,059	19,382	18,795

Dividends Paid:
Cash dividends to common stockholders (1)	$25,061	$24,171	$23,030	$21,998	$21,117

Cash dividends per share	$1.56	$1.56	$1.56	$1.56	$1.56

Balance Sheet Data:
Real Estate Investments (net of accumulated depreciation)	$501,388	$387,292	$353,628	$317,881	$308,829
Total assets	583,396	471,616	388,687	346,403	334,450
Total debt, including accrued interest	455,925	359,051	382,619	353,554	344,686
Preferred stock	100,000	100,000	0	0	0
Total stockholders’ equity (deficit)	100,964	92,643	(13,267)	(24,123)	(31,155)
Other Data
Cash flow provided by ( used in ):
Operating activities	$50,711	$37,363	$36,369	$31,834	$32,781
Investing activities	$(114,063)	$(49,121)	$(40,169)	$(21,800)	$(43,426)
Financing activities	$51,669	$55,693	$3,304	$(10,001)	$11,460
Funds from operations (2)
Net income	$26,174	$19,242	$19,566	$17,314	$14,045
Minority Interests	8,105	8,086	8,070	8,069	8,069
Depreciation and amortization of real property	21,324	17,838	17,821	14,758	13,534
Gain on sale of property	(572)	(182)	(1,426)	0	0

Funds from operations	55,031	44,984	44,031	40,141	35,648
Preferred dividends	(8,000)	(1,244)	0	0	0

Funds from operations available to common shareholders	$47,031	$43,740	$44,031	$40,141	$35,648

(1)	For the years 2004, 2003, 2002, 2001 and 2000, shareholders reinvested $13,774, $13,349, $12,882, $11,976 and $7,984, in newly issued common stock by operation of the Company’s dividend reinvestment plan, respectively.

(2)	Funds From Operations (FFO) is a non-GAAP financial measure. For a definition of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 24, discusses the Company’s results of operations for the past two years. Beginning on page 27, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 35, the Company discusses funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

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

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area. In February 2004, the Company acquired a 121,000 square foot neighborhood shopping center in Boca Raton, Florida anchored by Publix, the dominant grocer in South Florida. In March 2004 the Company acquired another Publix anchored center, the 79,000 square foot Cruse MarketPlace, located in a suburb of Atlanta, Georgia. In March 2005 the Company acquired the 126,000 square foot Albertson’s anchored neighborhood shopping center, Palm Springs Center, located in a suburb of Orlando, Florida.

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

Results of Operations

Revenue

	For the year ended December 31,			Percentage Change
(dollars in thousands)	2004	2003	2002	2004 to 2003	2003 to 2002
Revenue
Base rent	$91,125	$78,167	$75,699	16.6%	3.3%
Expense recoveries	16,712	14,438	12,680	15.8%	13.9%
Percentage rent	1,635	1,695	1,850	(3.5%)	(8.4%)
Other	3,370	3,584	3,734	(6.0%)	(4.0%)

Total	$112,842	$97,884	$93,963	15.3%	4.2%

Total revenues increased 15.3% for the 2004 year compared to 2003 primarily due to the contribution of operating revenue from three development properties and five acquisition properties placed in service during 2004 or 2003. The developments Broadlands Village II and Shops at Monocacy were placed in service in 2004 and Broadlands Village in 2003. The acquisition properties Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney Plaza were acquired in 2004 and Olde Forte Village was acquired in 2003 (the “Development and Acquisition Properties”). The Development and Acquisition Properties contributed $10,888,000 or 73% of the increase in revenues. The Company’s 601 Pennsylvania Avenue office property was fully leased during 2004 and contributed $2,267,000 or 15% of the year’s revenue improvement. A discussion of the components of revenue follows.

Base rent. The $12,958,000 increase in base rent for 2004 versus 2003 was primarily attributable (69% or approximately $8,958,000) to leases in effect at the Development and Acquisition Properties. The lease-up of space at 601 Pennsylvania Avenue (15% or approximately $1,886,000) and contractual rent increases at other Properties substantially accounted for the balance of the increase.

The increase in base rent for 2003 versus 2002 was primarily attributable to leases in effect at properties acquired and developed in 2003 and 2002: Ashburn Village IV, Kentlands Square and Olde Forte Village (approximately $1,890,000), the continued lease-up of space at Washington Square (approximately $1,200,000), and releasing space at several other properties at rental rates higher than expiring rental rates. This increase was partially offset by an approximately $1,920,000 decrease in base rent at 601 Pennsylvania Avenue resulting from the departure of a major tenant whose lease expired during the first quarter of 2003. The major tenant was also paying higher rent under the terms of a short-term lease extension during the prior year, increasing the magnitude of the variance between periods. By December 31, 2003, the former tenant’s space was re-leased and 601 Pennsylvania Avenue was 100% leased.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The Development and Acquisition Properties provided the majority (81% or approximately $1,849,000) of the 2004 versus 2003 increase of $2,274,000 in expense recovery income. The office properties 601 Pennsylvania Avenue and Van Ness Square were the other large contributors (together, 20% or approximately $457,000).

The increase in expense recoveries for 2003 versus 2002 was primarily attributable to income resulting from billings to tenants for their share of increased snow removal expenses during 2003 (25% of increase) and the commencement of operations at the newly acquired and developed properties (28% of increase).

Percentage rent. Percentage rent is rental income calculated on the portion of a tenant’s revenues that exceed a specified breakpoint. Percentage rent decreased $60,000 for 2004 versus 2003 due to a change in major tenant’s sales reporting procedures. In years prior to 2004, the tenant voluntarily provided interim sales reports upon which the Company had based its calculations. The tenant has indicated that going forward, it will only provide required annual sales reports per the terms of its lease agreement. Accounting rules prohibit the accrual of percentage rent until the tenant actually reports sales. Therefore the tenant’s sales reporting change impacts only the timing of when the Company recognizes percentage rent. The Company expects to recognize percentage rent for this tenant during the second quarter of years 2005 and beyond.

The decrease in percentage rent for 2003 versus 2002 was primarily attributable to reduced sales reported by the grocery store and a pad building tenant at Beacon Center (27% of decrease) and a drug store tenant at each of Southside (27% of decrease) and Thruway (20% of decrease) paying higher minimum rent in lieu of percentage rent.

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. The $214,000 decrease in other income for 2004 versus 2003 resulted primarily from a $619,000 decrease in lease termination fees from $1,286,000 in 2003 to $667,000 in 2004, which was partially offset by an increase in parking income at the Office Properties of $178,000 and an increase in cash investment income of $166,000 in 2004.

The decrease in other income for 2003 versus 2002 resulted primarily from a $365,000 decrease in lease termination payments compared to the prior year due to several large lease termination fees received in 2002.

Operating Expenses

	For the year ended December 31,			Percentage Change
(dollars in thousands)	2004	2003	2002	2004 to 2003	2003 to 2002
Operating expenses:
Property operating expenses	$12,070	$11,363	$10,115	6.2%	12.3%
Provision for credit losses	488	171	421	185.4%	(59.4)%
Real estate taxes	9,789	8,580	8,021	14.1%	7.0%
Interest expense and amortization of deferred debt	27,022	26,573	25,838	1.7%	2.8%
Depreciation and amortization	21,324	17,838	17,821	19.5%	0.1%
General and administrative	8,442	6,213	5,537	35.9%	12.2%

Total	$79,135	$70,738	$67,753	11.9%	4.4%

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Property operating expenses increased $707,000 for 2004 versus 2003. The Development and Acquisition Properties accounted for a $1,024,000 increase in property operating expenses during 2004 which was offset by an approximately $591,000 decrease in snow removal expenses at the remainder of the property portfolio due to 2003’s unseasonably severe winter weather primarily in the Mid-Atlantic region.

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

Provision for credit losses. The provision for credit losses increased $317,000 for 2004 versus 2003 primarily due to 2003’s absence of any significant tenant bankruptcy or collection difficulties. The 2004 provision for credit loss includes a $155,000 provision for an anchor tenant at Great Eastern Plaza, a $113,000 provision for a former tenant at Leesburg Pike Plaza, and a $55,000 provision for a tenant at Seven Corners Center.

The provision for credit losses decreased for 2003 versus 2002 primarily due to the absence of any significant tenant bankruptcy or collection difficulties in 2003 as compared to 2002 when the Company established reserves for two office tenants in bankruptcy and a reserve for a rent dispute with another office tenant.

Real estate taxes. The $1,209,000 increase in real estate taxes for 2004 versus 2003 was primarily attributable to the commencement of operations at the Development and Acquisition Properties (79% or approximately $958,000).

The increase in real estate taxes for 2003 versus 2002 was primarily attributable to the commencement of operations at the newly acquired and developed properties (40% of increase) and increased real estate taxes assessed at 601 Pennsylvania Avenue (30% of increase).

Interest expense and amortization of deferred debt. Of the $449,000 increase from 2004 versus 2003, $322,000 resulted from increased interest expense and $127,000 resulted from increased amortization of deferred debt expense. Interest expense increased in 2004 versus 2003 due to an increase in average outstanding borrowings of approximately $22,645,000 ($1,608,000 interest expense increase) and an increase in the weighted average interest rate of 12 basis points ($501,000 interest expense increase), reflecting the Company’s repayment of all of its short-term line of credit borrowings with proceeds from new 15-year fixed rate mortgages. As a result of the 2004 financing activity, the allocation of the Company’s average floating rate notes payable balances as a percentage of total indebtedness decreased from 12% in 2003 to 1% in 2004. The increase in interest expense resulting from the new financings was more than offset by an increase in interest capitalized on costs of construction and development work. During 2004 and 2003, $3,227,000 and $1,382,000, was capitalized, respectively ($1,845,000 interest expense decrease).

The $735,000 increase in interest expense and amortization of deferred debt for 2003 versus 2002 resulted primarily from the placement of a new $42.5 million, 15 year, 6.01% fixed rate mortgage replacing Washington Square’s construction loan which charged interest at a variable rate averaging 3.5% during the prior year. The increase was partially offset by interest expense savings from lower interest rates on the Company’s variable rate debt and the repayment of amounts borrowed under the revolving credit agreement in November 2003 using proceeds from the preferred stock offering. Amortization of deferred debt expense increased $76,000 in 2003 versus 2002 primarily as a result of the full year’s amortization of additional loan costs in 2003 associated with refinancing the Company’s revolving credit agreement during the third quarter of 2002.

Depreciation and amortization. The increase in depreciation and amortization expense of $3,486,000 resulted primarily from the Development and Acquisition Properties placed in service during 2003 and 2004.

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

General and administrative. General and administrative expense consists of payroll, administrative and other overhead expenses. The $2,229,000 increase in general and administrative expense for 2004 versus 2003 was attributable to increased payroll, retirement and employment expenses (47% or $1,040,000) primarily resulting from staffing for the Company’s acquisitions department and a non-recurring retirement payment to a former executive officer. In addition, accounting fees and other administrative expenses, incurred to comply with new

Sarbanes-Oxley documentation and compliance requirements, increased 28% or $614,000, and the expensing of officer and director stock options increased 6.7% or $150,000.

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

Gain on Sale of Property

The Company recognized a gain on the sale of real estate of $572,000 in 2004, $182,000 in 2003 and $1,426,000 in 2002. The 2004 gain resulted from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center. The 2003 gain resulted from the State of Maryland’s condemnation and purchase of a piece of vacant land at Avenel Business Park for improvement of an interchange on I-270, adjacent to the property. The 2002 gain resulted from the 1999 District of Columbia’s condemnation and purchase of the Company’s Park Road property as part of an assemblage of parcels for a neighborhood revitalization project. The Company disputed the original purchase price awarded by the District. The 2002 gain represents additional net proceeds the Company was awarded upon settlement of the dispute.

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

Liquidity and Capital Resources

Cash and cash equivalents were $33,561,000 and $45,244,000 at December 31, 2004 and 2003, respectively. The changes in cash and cash equivalents during the years ended December 31, 2004 and 2003 were attributable to operating, investing and financing activities, as described below.

	Year Ended December 31,
(dollars in thousands)	2004	2003
Cash provided by operating activities	$50,711	$37,363
Cash used in investing activities	(114,063)	(49,121)
Cash provided by financing activities	51,669	55,693

Increase (decrease) in cash	$(11,683)	$43,935

Operating Activities

Cash provided by operating activities increased $13,348,000 to $50,711,000 for the year ended December 31, 2004 compared to $37,363,000 for the year ended December 31, 2003 primarily reflecting increased operating income of the Development and Acquisition Properties. Cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities increased $64,942,000 to $114,063,000 for the year ended December 31, 2004 compared to $49,121,000 for the year ended December 31, 2003 and primarily reflects the acquisition of properties (Boca Valley Plaza, Briggs Chaney Plaza, Countryside, Cruse MarketPlace and the Kentlands Place and Ashland Square land parcels in 2004 and the Shops at Monocacy land parcel, and Olde Forte Village in 2003), the construction of new shopping center properties (Broadlands Village II, Shops at Monocacy, Kentlands Place and Olde Forte Village redevelopment in 2004 and Broadlands Village shopping center in 2003), tenant improvements and construction in progress during those years.

Financing Activities

Cash provided by financing activities for the years ended December 31, 2004 and 2003, was $51,669,000 and $55,693,000, respectively. Cash provided by financing activities for the year ended December 31, 2004 primarily reflects:

•	$94,800,000 of proceeds received from mortgage notes payable incurred during the year; and

•	$15,422,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $16,427,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $33,166,000;

•	distributions made to preferred stockholders during the year totaling $7,244,000; and

•	payments of $1,716,000 for financing costs of six mortgage loans during 2004.

The Company also temporarily borrowed and subsequently repaid $33,000,000 on its revolving credit facility during 2004.

Cash provided by financing activities for the year ended December 31, 2003 primarily reflects:

•	$93,134,000 of proceeds received from mortgage notes payable incurred during the year;

•	amounts borrowed from the revolving credit facility totaling $35,000,000;

•	$96,327,000 of proceeds from the issuance of $100,000,000 Series A 8% Cumulative Redeemable Preferred Stock after netting issuance costs of $3,673,000; and

•	$16,018,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $69,879,000;

•	the repayment of amounts borrowed from the revolving credit facility totaling $81,750,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $32,257,000; and

•	payments of $900,000 for financing costs of three mortgage loans during 2003.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), distributions to common and preferred stockholders, distributions to unit holders and amounts required for expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to its stockholders at least 90% of its “real estate investment trust taxable income,” as defined in the Code. The Company expects to meet these short-term liquidity requirements (other than amounts required for additional property acquisitions and developments) through cash provided from operations, available cash and its existing line of credit.

Long-term liquidity requirements consisted primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. Management anticipates that during the coming year the Company may: i) redevelop certain of the Current Portfolio Properties, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, developments, expansions or acquisitions are expected to be funded with available cash, bank borrowings from the Company’s credit line, construction and permanent financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external debt or equity capital resources available to the Company and proceeds from the sale of properties. Borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership which can be converted into shares of Saul Centers common stock. The availability and terms of any such financing will depend upon market and other conditions.

Contractual Payment Obligations

As of December 31, 2004, the Company had unfunded contractual payment obligations of approximately $15.3 million, excluding operating obligations, due within the next 12 months. The table below specifies the total contractual payment obligations as of December 31, 2004.

(in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$453,646	$11,349	$34,653	$29,466	$378,178
Operating Leases (1)	11,757	164	328	328	10,937
Corporate Headquarters Lease (1)	5,077	646	1,350	1,432	1,649
Development Obligations	3,173	3,173	—	—	—

Total Contractual Cash Obligations	$473,653	$15,332	$36,331	$31,226	$390,764

(1)	See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees, employed by each of the parties to the lease, fluctuate.

Management believes that the Company’s capital resources, which at December 31, 2004 included cash balances of $33.6 million and borrowing availability of $125 million on its revolving line of credit ($80 million for general corporate use and $45 million for qualified future acquisitions), will be sufficient to meet its liquidity needs for the foreseeable future.

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

The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after November 5, 2008. The depositary shares pay an annual dividend of $2.00 per depositary share, equivalent to 8% of the $25.00 liquidation preference. The first dividend, paid on January 15, 2004 was for less than a full quarter and covered the period from November 5 through December 31, 2003. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the

Company. The Company issued 497,282 and 552,170 shares under the Plan at a weighted average discounted price of $27.70 and $24.18 per share during the years ended December 31, 2004 and 2003, respectively.

Additionally, the Operating Partnership issued 11,557 and 12,440 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $27.70 and $24.18 per unit during the years ended December 31, 2004 and 2003, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2004.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable. The following is a summary of notes payable as of December 31, 2004 and 2003:

Notes Payable

(Dollars in thousands)	December 31,			Interest Rate *	Scheduled Maturity *
	2004		2003
Fixed Rate Mortgages:	$129,883	(a)	$132,859	7.67%	Oct 2012
	94,794	(b)	98,103	8.00%	Dec 2011
	47,375	(c)	29,800	5.88%	Jan 2019
	41,324	(d)	41,982	6.01%	Feb 2018
	33,138	(e)	34,017	7.88%	Jan 2013
	21,185	(f)	—	5.62%	Jul 2019
	20,906	(g)	—	5.79%	Sep 2019
	18,750	(h)	—	5.22%	Jan 2020
	15,335	(i)	—	5.76%	May 2019
	13,057	(j)	13,375	8.33%	Jun 2015
	9,200	(k)	—	6.82%	Apr 2007
	8,699	(l)	—	5.77%	Jul 2013
	—	(m)	7,112

Total Fixed Rate	453,646		357,248	7.03%	9.9 Years

Variable Rate Loan:
Line of Credit	—	(n)	—	LIBOR plus 1.625%	Aug 2005

Total Variable Rate	—		—	—	—

Total Notes Payable	$453,646		$357,248	7.03%	9.9 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2004. Totals computed using weighted averages.

(a)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25 year amortization schedule and a balloon payment of $96,784,000 at loan maturity. Principal of $2,976,000 was amortized during 2004.

(b)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23 year amortization schedule and a balloon payment of $63,153,000 at loan maturity. Principal of $3,309,000 was amortized during 2004.

(c)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by four shopping centers, Broadlands Village (Phases I & II), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 (beginning February 1, 2005; prior to that date, payments totaled $256,000 per month) based upon a 25 year amortization schedule and a balloon payment of $28,255,000 at loan maturity. Principal of $625,000 was amortized during 2004.

(d)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5 year amortization schedule and a balloon payment of $27,872,000 at loan maturity. Principal of $658,000 was amortized during 2004.

(e)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25 year amortization schedule and a balloon payment of $22,808,000 at loan maturity. Principal of $879,000 was amortized during 2004.

(f)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25 year amortization schedule and a balloon payment of $12,231,000 at loan maturity. Principal of $165,000 was amortized during 2004.

(g)	The loan is collateralized by Briggs Chaney and requires equal monthly principal and interest payments of $133,000 based upon a 25 year amortization schedule and a balloon payment of $12,134,000 at loan maturity. Principal of $94,000 was amortized during 2004.

(h)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25 year amortization schedule and a balloon payment of $10,522,000 at loan maturity. Payments commenced February 2005.

(i)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25 year amortization schedule and a balloon payment of $8,942,000 at loan maturity. Principal of $165,000 was amortized during 2004.

(j)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22 year amortization schedule and a balloon payment of $7,577,000 at loan maturity. Principal of $318,000 was amortized during 2004.

(k)	The loan is collateralized by Boca Valley Plaza and requires monthly interest only payments of $52,000. A balloon payment of $9,200,000 is due at loan maturity.

(l)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a balloon payment of $6,797,000 at loan maturity. Principal of $126,000 was amortized during 2004.

(m)	The $7,112,000 loan was collateralized by Kentlands Square and was repaid and retired at maturity in February 2004 using proceeds provided by a $10,200,000 increase to the loan described in (c) above.

(n)

The loan is an unsecured revolving credit facility totaling $125,000,000. Loan availability for working capital and general corporate uses is determined by operating income from the Company’s unencumbered properties, with a portion available only for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. There were no outstanding borrowings as of December 31, 2004. Monthly payments, if applicable, are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month. On January 28, 2005 the Company executed a new $150,000,000 unsecured revolving credit facility to replace the $125,000,000 line. The new line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. (see Note 14. Subsequent Events).

The December 31, 2004 and 2003 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $420,320,000 and $295,506,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2004, the material covenants required the Company, on a consolidated basis, to:

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

As of December 31, 2004, the Company was in compliance with all such covenants.

During 2004 the Company completed new financings and refinanced several existing mortgage loans to take advantage of favorable financing terms available to the Company. In addition, the Company assumed two mortgages securing real estate properties acquired by the Company during 2004. In February the Company refinanced Kentlands Square with a new $10.2 million fixed-rate 15 year mortgage and assumed a $9.2 million mortgage with the acquisition of Boca Valley Plaza. In March, the Company assumed an $8.8 million mortgage with the acquisition of Cruse MarketPlace. In April 2004, the Company placed a new $15.5 million fixed-rate 15 year mortgage secured by Olde Forte Plaza, acquired in July 2003. In July 2004, the Company placed a new $21.35 million fixed-rate 15 year mortgage secured by Countryside, acquired in February 2004. In August 2004, the Company placed a new $21million fixed-rate 15 year mortgage secured by Briggs Chaney Plaza, acquired in April 2004. In December 2004, the Company placed a new $18.75 million fixed-rate 15 year mortgage secured by Shops at Monocacy, a development placed in service during the fourth quarter of 2004. Also in December 2004, the Company placed a new $8 million fixed-rate 14 year mortgage secured by Broadlands Village and Broadlands Village II, a development placed in service during the fourth quarter of 2004.

On January 28, 2005 the Company executed a $150 million unsecured revolving credit facility, an expansion of the $125 million agreement in place as of December 31, 2004. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. Loan availability under the facility is determined by operating income from the

Company’s existing unencumbered properties. Based upon the revised terms of the facility, the unencumbered properties support line availability of $86,500,000, of which $2,100,000 has been issued under a letter of credit, leaving $84,400,000 available for working capital uses. An additional $63,500,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions. No funds have yet been borrowed from the facility.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

In 2004, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $47,031,000 representing a 7.5% increase over 2003 FFO available to common shareholders of $43,740,000. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Net income	$26,174	$19,242	$19,566	$17,314	$14,045
Subtract:
Gain on sale of property	(572)	(182)	(1,426)	—	—
Add:
Minority interests	8,105	8,086	8,070	8,069	8,069
Depreciation and amortization of real property	21,324	17,838	17,821	14,758	13,534

FFO	55,031	44,984	44,031	40,141	35,648
Preferred dividends	(8,000)	(1,244)	—	—	—

FFO available to common shareholders	$47,031	$43,740	$44,031	$40,141	$35,648

Average shares and units used to compute FFO per share	21,405	20,790	20,059	19,382	18,795

[1]	FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village, Thruway and The Glen. The following describes the acquisitions, redevelopments and renovations which affected the Company’s results of operations in 2003 and 2004.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company redeveloped in 2004. This former anchor space and some adjoining space was reconfigured into new small shop space totaling approximately 33,000 square feet. The redeveloped center totals 142,000 square feet. The Company has substantially completed site improvements and small shop construction and renovation. Total redevelopment costs, including the initial property acquisition cost, were approximately $22 million. Olde Forte Village was 70% leased at December 31, 2004. A total of 25,000 square feet of the recently completed shop space remains available.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase was substantially completed in November 2004. Total development costs of both phases, including the land acquisition are expected to total approximately $22 million. The second phase was 96% leased at December 31, 2004. This second phase added a spacious landscaped courtyard and fountain to the center, and includes Original Steakhouse and Bonefish Grill, both quality restaurants, recently opened.

Thruway

During the fourth quarter of 2003, the Company commenced a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development includes replacing a former 6,100 square foot single-tenant pad building with a new multi-tenant building. Leases have been executed for 100% of the new space, including Ann Taylor Loft, JoS. A Banks Clothiers, Chico’s and Liz Claiborne. This $2.1 million expansion was completed in April 2004 with tenant openings beginning in March 2004.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 107,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. Total development costs, including the land acquisition, are expected to be approximately $22.3 million upon completion of the final leasing. The center was substantially completed and Giant opened for business during October 2004. The property was 84% leased at December 31, 2004.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company commenced construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in April 2004. Development costs, including the land acquisition, are projected to total $7.8 million. The building was substantially completed in January 2005. The property was 39% leased at December 31, 2004 and 58% leased as of March 11, 2005. Additional tenant prospects have been identified and lease negotiations are proceeding for nearly all of the remaining space.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988 was 91% leased at December 31, 2004 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 142,000 square foot Safeway anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 95% leased at December 31, 2004 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 97% leased at December 31, 2004. The center was purchased for $12.6 million, subject to the assumption of an $8.8 million mortgage.

Briggs Chaney Plaza

In April 2004, the Company acquired Briggs Chaney Plaza in Silver Spring, Maryland. Briggs Chaney Plaza is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 94% leased at December 31, 2004 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. The Company has substantially completed interior construction on a portion of the vacant space totaling approximately 11,000 square feet of leasable area. The space was reconfigured into six small shops, with five currently leased. The Company is also finalizing plans for a substantial façade renovation of the shopping center, projected to be substantially completed in mid 2005.

Portfolio Leasing Status

The following chart sets forth certain information regarding our properties for the periods indicated.

	Total Properties		Total Square Footage		Percent Leased
As of December 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2004	35	5	6,012,000	1,205,000	93.5%	95.9%
2003	31	5	5,328,000	1,204,000	94.1%	95.8%
2002	29	5	5,069,000	1,203,000	93.9%	92.9%

The comparative decrease in the year end 2004 leasing percentage is largely attributable to the departure of a 39,000 square foot local grocer at Southside Plaza in suburban Richmond, Virginia. The improvement in the portfolio’s leasing percentage in 2003 compared to 2002 resulted primarily from improved leasing in the Office Properties at 601 Pennsylvania Avenue, Washington Square and Avenel Business Park.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of December 31, 2004, the Company had no variable rate indebtedness. Interest rate fluctuations affect the fair value of the Company’s fixed rate debt instruments. As of December 31, 2004, the Company had fixed rate indebtedness totaling $453,646,000 with a weighted average interest rate of 7.03%. If interest rates on the Company’s fixed rate debt instruments at December 31, 2004 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $26,491,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP
F-2	(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP
F-3	(b)	Consolidated Balance Sheets - December 31, 2004 and 2003
F-4	(c)	Consolidated Statements of Operations - Years ended December 31, 2004, 2003 and 2002.
F-5	(d)	Consolidated Statements of Stockholders’ Equity (Deficit)- Years ended December 31, 2004, 2003 and 2002.
F-6	(e)	Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002.
F-7	(f)	Notes to Consolidated Financial Statements (Selected unaudited quarterly financial data disclosed in Note 15).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2004 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

CEO and CFO Certifications.

Included as Exhibits 31 to this Annual Report on Form 10-K are forms of “Certification” of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Company’s Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

Limitations on the Effectiveness of Controls.

Management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments.

The assessment by the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

The Company’s internal control over financial reporting is also evaluated on an ongoing basis by management, other personnel in the Company’s Accounting department and the Company’s internal audit function. Management’s annual assessment of the Company’s internal control over financial reporting is audited by the Company’s independent registered public accounting firm. We consider the results of these various assessment activities as we monitor the Company’s disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant. Among other matters, management sought in its assessment to determine whether there were any “material weaknesses” in the Company’s internal control over financial reporting, or whether management had identified any acts of fraud involving senior management, management, or other personnel who have a significant role in the Company’s internal control over financial reporting. This information was important both for the assessment generally and because the Section 302 certifications require that the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer disclose that information, along with any “significant deficiencies,” to the Audit Committee of the Company’s Board of Directors and to the Company’s independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer have concluded that as of December 31, 2004 the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that as of December 31, 2004 the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information that Part III requires will be filed in a definitive proxy statement with the SEC pursuant to Regulation 14A for the annual meeting of stockholders to be held on May 6, 2005 (the “Proxy Statement”) not later than 120 days after the end of the year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections or pages of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

The Company’s Chairman and Chief Executive Officer, Senior Vice President-Chief Financial Officer, Treasure and Secretary, Vice President and Chief Accounting Officer are governed by the Company’s code of ethics. The code of ethics is available on the Company’s website at www.saulcenters.com.

Item 10.	Directors and Executive Officers of the Registrant

The information this Item requires is incorporated by reference to the information under the captions “Election of Directors,” “Corporate Governance – Code of Ethics,” and “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement to be filed with the SEC for its annual shareholders’ meeting to be held on May 6, 2005.

Item 11.	Executive Compensation

The information this Item requires is incorporated by reference to the information under the captions “Corporate Governance – Compensation of Directors,” “Report of the Compensation Committee,” “Executive Compensation” and “Performance Graph” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information this Item requires is incorporated by reference to the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information this Item requires is incorporated by reference to the information under the caption “Certain Relationships and Transactions” of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “2004 and 2003 Audit Firm Fee Summary” and the caption “Audit Committee Report” of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

(b)	Consolidated Balance Sheets - December 31, 2004 and 2003

(c)	Consolidated Statements of Operations - Years ended December 31, 2004, 2003 and 2002

(d)	Consolidated Statements of Stockholders’ Equity (Deficit) - Years ended December 31, 2004, 2003 and 2002

(e)	Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002

(f)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule and Supplementary Data

(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

(b)	Schedule of the Company:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1993 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3(b) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on November 4, 2003 and filed as Exhibit 2 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

4. (a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

(b)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

10. (a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul II Subsidiary Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10. (I) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	2004 Saul Centers, Inc. Deferred Compensation Plan for Directors and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(l)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership, as Borrower and Nomura Asset Capital Corporation, as Lender, is as filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(m)	Revolving Credit Agreement dated as of August 30, 2002 by and between Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as administrative agent and sole lead arranger; Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, Wells Fargo Bank, National Association, Comerica Bank, Southtrust Bank, KeyBank National Association as Lenders, as filed as Exhibit 10.(n) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, as filed as Exhibit 10.(p) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the 2002 Annual Report of the Company, is hereby incorporated by reference.

(p)	Revolving Credit Agreement, dated as of January 28, 2005, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank, National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank, National Association, Compass Bank, Sovereign Bank and First Horizon Bank, as Lenders, as filed as Exhibit 10.(q) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference

(q)	Guaranty, dated as of February 1, 2005, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger

for itself and other financial institutions as Lenders, as filed as Exhibit 10.(r) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference

(r)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference.

(s)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(t)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

21.	Subsidiaries of Saul Centers, Inc. is filed herewith.

23.	Consent of Ernst & Young LLP, Independent Public Accountants is filed herewith.

24.	Power of Attorney (included on signature page).

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.

(Registrant)

Date: March 15, 2005	/s/ B. Francis Saul II
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

Date: March 15, 2005	/s/ B. Francis Saul III
B. Francis Saul III, President and Director

Date: March 15, 2005	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date: March 15, 2005	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date: March 15, 2005	/s/ Kenneth D. Shoop
Kenneth D. Shoop, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:
John E. Chapoton, Director

Date:
Gilbert M. Grosvenor, Director

Date:
Philip C. Jackson Jr., Director

Date: March 15, 2005	/s/ David B. Kay
David B. Kay, Director

Date: March 15, 2005	/s/ General Paul X. Kelley
General Paul X. Kelley, Director

Date: March 15, 2005	/s/ Charles R. Longsworth
Charles R. Longsworth, Director

Date: March 15, 2005	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date: March 15, 2005	/s/ James W. Symington
James W. Symington, Director

Date:
John R. Whitmore, Director

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, Virginia

March 10, 2005

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited management’s assessment, included in the Assessment of Effectiveness of Internal Control over Financial Reporting section of Item 9A. Controls and Procedures of this Annual Report on Form 10K, that Saul Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Saul Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2004 and 2003, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 of Saul Centers, Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, Virginia

March 10, 2005

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	December 31, 2004	December 31, 2003
Assets
Real estate investments
Land	$119,029	$82,256
Buildings and equipment	521,161	436,371
Construction in progress	42,618	33,488

	682,808	552,115
Accumulated depreciation	(181,420)	(164,823)

	501,388	387,292
Cash and cash equivalents	33,561	45,244
Accounts receivable and accrued income, net	20,654	14,642
Leasing costs, net	17,745	15,344
Prepaid expenses	2,421	2,609
Deferred debt costs, net	5,011	4,224
Other assets	2,616	2,261

Total assets	$583,396	$471,616

Liabilities
Mortgage notes payable	$453,646	$357,248
Dividends and distributions payable	10,424	9,454
Accounts payable, accrued expenses and other liabilities	12,318	7,793
Deferred income	6,044	4,478

Total liabilities	482,432	378,973

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized, 16,399,442 and 15,861,234 shares issued and outstanding, respectively	164	159
Additional paid-in capital	106,886	91,469
Accumulated deficit	(106,086)	(98,985)

Total stockholders’ equity	100,964	92,643

Total liabilities and stockholders’ equity	$583,396	$471,616

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2004	2003	2002
Revenue
Base rent	$91,125	$78,167	$75,699
Expense recoveries	16,712	14,438	12,680
Percentage rent	1,635	1,695	1,850
Other	3,370	3,584	3,734

Total revenue	112,842	97,884	93,963

Operating expenses
Property operating expenses	12,070	11,363	10,115
Provision for credit losses	488	171	421
Real estate taxes	9,789	8,580	8,021
Interest expense and amortization of deferred debt	27,022	26,573	25,838
Depreciation and amortization	21,324	17,838	17,821
General and administrative	8,442	6,213	5,537

Total operating expenses	79,135	70,738	67,753

Operating income before minority interests and gain on sale of property	33,707	27,146	26,210
Non-operating item Gain on sale of property	572	182	1,426

Income before minority interests	34,279	27,328	27,636

Minority interests
Minority share of income	(6,386)	(6,495)	(7,130)
Distributions in excess of earnings	(1,719)	(1,591)	(940)

Total minority interests	(8,105)	(8,086)	(8,070)

Net income	26,174	19,242	19,566
Preferred dividends	(8,000)	(1,244)	—

Net income available to common stockholders	$18,174	$17,998	$19,566

Per share net income available to common stockholders
Basic	$1.13	$1.15	$1.32

Diluted	$1.12	$1.15	$1.31

Distributions declared per common share outstanding	$1.56	$1.56	$1.56

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity (deficit):
Balance, December 31, 2001	$—	$145	$64,564	$(88,832)	$(24,123)
Issuance of 660,779 shares of common stock:
556,872 shares due to dividend reinvestment plan	—	6	12,469	—	12,475
103,907 shares due to employee stock options and directors deferred stock plan	—	1	2,098	—	2,099
Net income	—	—	—	19,566	19,566
Common stock distributions				(17,360)	(17,360)
Distributions payable common stock ($.39 per share)				(5,924)	(5,924)

Balance, December 31, 2002	—	152	79,131	(92,550)	(13,267)
Issuance of 664,651 shares of common stock:
552,170 shares due to dividend reinvestment plan	—	6	13,697	—	13,703
112,481 shares due to employee stock options and directors deferred stock plan	—	1	2,314	—	2,315
Issuance of 40,000 shares of preferred stock	100,000	—	(3,673)	—	96,327
Net income	—	—	—	19,242	19,242
Distributions payable preferred stock ($31.00 per share)	—	—	—	(1,244)	(1,244)
Common stock distributions	—	—	—	(18,247)	(18,247)
Distributions payable common stock ($.39 per share)				(6,186)	(6,186)

Balance, December 31, 2003	100,000	159	91,469	(98,985)	92,643
Issuance of 538,208 shares of common stock:
497,282 shares due to dividend reinvestment plan	—	5	14,077		14,082
40,928 shares due to employee stock options and directors deferred stock plan	—	—	1,340		1,340
Net income	—	—	—	26,174	26,174
Preferred stock distributions	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(18,879)	(18,879)
Distributions payable common stock ($.39 per share)	—	—	—	(6,396)	(6,396)

Balance, December 31, 2004	$100,000	$164	$106,886	$(106,086)	$100,964

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$26,174	$19,242	$19,566
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(572)	(182)	(1,426)
Minority interests	8,105	8,086	8,070
Depreciation and amortization	21,324	17,838	17,821
Amortization of deferred debt	929	801	725
Provision for credit losses	488	171	421
Increase in accounts receivable and accrued income	(6,500)	(2,308)	(3,709)
Increase in leasing costs	(2,266)	(2,303)	(848)
Decrease (increase) in prepaid expenses	188	(3,250)	(6,458)
(Increase) decrease in other assets	(355)	171	15
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,630	(897)	1,717
Increase (decrease) in deferred income	1,566	(6)	475

Net cash provided by operating activities	50,711	37,363	36,369

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(79,105)	(26,375)	(29,226)
Additions to real estate investments	(6,425)	(7,709)	(3,382)
Additions to development and redevelopment activities	(29,366)	(15,317)	(8,987)
Proceeds from sale of asset	833	280	1,426

Net cash used in investing activities	(114,063)	(49,121)	(40,169)

Cash flows from financing activities:
Proceeds from mortgage notes payable	94,800	93,134	991
Repayments on mortgage notes payable	(16,427)	(69,879)	(6,624)
Proceeds from revolving credit facility	33,000	35,000	44,750
Repayments on revolving credit facility	(33,000)	(81,750)	(18,000)
Additions to deferred debt expense	(1,716)	(900)	(1,287)
Proceeds from the issuance of preferred stock, net of issuance costs	—	96,327	—
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	15,422	16,018	14,574
Distributions to preferred stockholders	(7,244)	—	—
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(33,166)	(32,257)	(31,100)

Net cash provided by financing activities	51,669	55,693	3,304

Net (decrease) increase in cash and cash equivalents	(11,683)	43,935	(496)
Cash and cash equivalents, beginning of year	45,244	1,309	1,805

Cash and cash equivalents, end of year	$33,561	$45,244	$1,309

Supplemental disclosures of cash flow information:

Cash paid for interest	$28,682	$26,878	$25,637

*	Supplemental discussion of non-cash investing and financing activities:

The $79,105,000 shown as 2004 real estate acquisitions does not include $18,025,000 in total assumed mortgages for 2 of the properties acquired as the assumption of these mortgages was a non-cash acquisition cost. On February 13, 2004 the Company purchased Boca Valley Plaza for an acquisition cost of $17,678,000 and assumed a mortgage in the amount of $9,200,000 with the balance being paid in cash. On March 25, 2004 the Company purchased Cruse MarketPlace for an acquisition cost of $12,897,000 and assumed a mortgage of $8,825,000 with the balance being paid in cash. For 2002 the $29,226,000 figure does not include $7,806,000 in an assumed mortgage of an acquisition cost of $14,300,000 on September 8, 2002 of the Company's Kentlands property with the balance being paid in cash.

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

Formation and Structure of Company

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. During 2004 and 2003, the Company developed and purchased several properties. In July 2003 the Company purchased Olde Forte Village, a grocery anchored neighborhood shopping center located in Fort Washington, Maryland. In November 2003 The Company purchased a land parcel located in Frederick, Maryland, upon which it developed a grocery anchored shopping center named Shops at Monocacy, completed during the fourth quarter of 2004. Also during the fourth quarter of 2003, the Company completed development of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. The Company completed Phase II, a 30,000 square foot addition to the center during the fourth quarter of 2004. During 2004, the Company purchased a land parcel which it is currently developing into a 41,000 square foot retail/office property to be known as Kentlands Place, adjacent to its Kentlands Square shopping center. The Company also purchased a land parcel in Dumfries, Virginia, which it plans to develop into a grocery anchored shopping center to be known as Ashland Square. Also during 2004, the Company acquired four grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, and (4) Briggs Chaney Plaza, 197,000 square feet, located in Silver Spring, Maryland. As of December 31, 2004, the Company’s properties (the “Current Portfolio Properties”) consisted of 35 shopping center operating properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and five development and/or redevelopment (non-operating) properties.

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

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Twenty-four of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of December 31, 2004, no single property accounted for more than 7.8% of the total gross leasable area. Only two retail tenants, Giant Food (4.8%), a tenant at nine Shopping Centers and Safeway (2.9%), a tenant at six Shopping Centers and one office tenant, the United States Government (3.5%), a tenant at five properties, individually accounted for more than 2.5% of the Company’s total revenues for the year ended December 31, 2004.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

Real estate investment properties are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company’s policy is to assess potential impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 2004, 2003 or 2002 on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Repairs and maintenance expense totaled $4,927,000, $4,943,000 and $3,852,000, for 2004, 2003 and 2002, respectively, and is included in operating expenses in the accompanying consolidated financial statements. Interest expense capitalized totaled $3,227,000, $1,382,000 and $548,000, for 2004, 2003 and 2002, respectively.

In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements. Depreciation expense for the years ended December 31, 2004, 2002 and 2001 was $17,061,000, $14,649,000 and $15,526,000, respectively. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $17,745,000 and $15,344,000, net of accumulated amortization of $9,461,000 and $6,671,000, as of December 31, 2004 and 2003, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $4,263,000, $3,189,000 and $2,295,000, for the years ended December 31, 2004, 2003 and 2002, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs are written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Construction in Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2004 and 2003 are as follows:

Construction in Progress

(In thousands)

	December 31,
	2004	2003
Clarendon Center	$14,976	$13,209
Shops at Monocacy	—	9,818
Broadlands Village II	—	1,151
Broadlands Village III	1,660	1,527
Lansdowne Town Square	6,872	6,138
Ashland Square	6,411	—
Kentlands Place	5,905	—
Olde Forte Village	4,755	116
Briggs Chaney Plaza	660	—
Other	1,379	1,529

Total	$42,618	$33,488

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $1,125, 000 and $881,000, at December 31, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

(In thousands)

	For the Year Ended December 31,
	2004	2003
Beginning Balance	$881	$1,001
Provision for Credit Losses	488	171
Charge-offs	(244)	(291)

Ending Balance	$1,125	$881

In addition to rents due currently, accounts receivable include $12,101,000 and $9,370,000, at December 31, 2004 and 2003, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

$237,000 and $548,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments are highly liquid investments that are both readily convertible to cash and so near their maturity that they present insignificant risk of changes in value arising from interest rate fluctuations. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,011,000 and $4,224,000, net of accumulated amortization of $4,229,000 and $3,300,000, at December 31, 2004 and 2003, respectively.

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

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of options in 2003 and 2004. The fair value of the 2003 and 2004 options was determined at the time of each award

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility. Because Saul Centers common stock is thinly traded, with average daily trading volume averaging less than 50,000 shares (since the Company’s inception), expected volatility is determined using the entire trading history of the Company’s common stock (month-end closing prices since its inception), (2) Average Expected Term. The options are assumed to be outstanding for a term calculated as the period of time from grant until the midpoint between the full vesting date and expiration date, (3) Expected Dividend Yield. This rate is a value management determines after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date, and (4) Risk-free Interest Rate. This rate is based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company recognizes the value of options granted, ratably over the vesting period, as compensation expense included in general and administrative expenses.

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

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares of incentive stock options and 125,000 shares of nonqualified stock options) to eleven Company officers (122,500 options) and to the twelve Company directors (30,000 options), (combined, the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. (See Note 10. Stock Option Plan)

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors (the “Plan”) for the benefit of its directors and their beneficiaries. The Plan replaces the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the market price of the common stock on the quarter’s last trading day to determine the number of shares to be allocated to the director. As of December 31, 2004, 168,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200, 100 and 100 shares, for the years ended December 31,

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

2004, 2003 and 2002, respectively. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $71,000, $29,000 and $25,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Minority Interests

Saul Centers, Inc. is the sole general partner of the Operating Partnership, owning 75.9% interest as of December 31, 2004. Minority interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority interests are increased for earnings allocated to limited partnership units and decreased for distributions. Amounts distributed in excess of the limited partners’ share of earnings also increase minority interests, are expensed in the respective period and are classified in the income statement as Distributions in excess of earnings.

Per Share Data

Per share data is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2004, 2003 and 2002 the options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury share method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding

(In thousands)	December 31
	2004	2003	2002
Weighted average common shares outstanding – Basic	16,154	15,591	14,865
Effect of dilutive options	57	17	22

Weighted average common shares outstanding – Diluted	16,211	15,608	14,887

Average Share Price	$30.66	$25.77	$22.90

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company already values stock option awards using the fair value method and expenses the option value over the vesting period of the options. We believe the adoption of FAS No. 123R will not have a material impact upon the Company’s financial statements.

3.	REAL ESTATE ACQUIRED

Boca Valley Plaza

On February 13, 2004, the Company acquired Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988, is 91% leased and anchored by a 42,000 square foot Publix supermarket. The property was

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage (See Note 5. Mortgage Notes Payable). The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Countryside

On February 17, 2004, the Company completed the acquisition of the 142,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center is 95% leased and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and is 97% leased. The center was purchased for $12.6 million subject to the assumption of an $8.8 million mortgage (See Note 5. Mortgage Notes Payable). The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Briggs Chaney Plaza

On April 23, 2004, the Company completed the acquisition of the 197,000 square foot Safeway-anchored Briggs Chaney Plaza shopping center located in Silver Spring, Maryland. The center is 94% leased and was acquired for a purchase price of $27.3 million.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has preliminary plans to develop the parcel into a grocery-anchored neighborhood shopping center.

The Company accounted for the acquisition of the operating properties, Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney, using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. Significant Accounting Policies-Real Estate Investment Properties. Of the combined $89,299,000 total cost of the operating property acquisitions in 2004 and $26,375,000 in 2003, of which both amounts include the properties’ purchase price and closing costs, a total of $4,403,000 and $901,000, was allocated as lease intangible assets and included in lease acquisition costs at December 31, 2004 and December 31, 2003, respectively. Each year’s lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 9 and 17 years, for 2004 and 2003, respectively. The value of below market leases totaled $1,094,000 and $65,000, are being amortized over a weighted average term of 14 and 3 years for 2004 and 2003, respectively, and are included in deferred income. The value of above market leases totaled $497,000 and $41,000, are being amortized over a weighted average term of 5 and 6 years for 2004 and 2003, respectively, and are included as a deferred asset in accounts receivable.

As of December 31, 2004 and 2003, the gross carrying amount of lease intangible assets included in lease acquisition costs was $5,598,000 and $1,196,000, respectively, and accumulated amortization was $1,584,000 and $128,000 respectively. Total amortization of these assets was $1,456,000 and $128,000, for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the gross carrying amount of below market lease intangible assets included in deferred income was $1,159,000 and $65,000, respectively, and accumulated amortization was $148,000 and $12,000 respectively. Total amortization of these assets was $136,000 and $12,000, for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the gross carrying amount of above market lease intangible assets included in accounts receivable was $538,000 and $41,000, respectively, and accumulated amortization was $142,000 and 5,000 respectively. Total amortization of these assets was $137,000 and $5,000, for the years ended December 31, 2004 and 2003, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Amortization of Intangible Assets Related to In-place Leases:

($ in thousands)	Lease acquisition costs	Above market leases	Below market leases	Total
2005	$(1,134)	$(139)	$155	$(1,118)
2006	(870)	(92)	123	(839)
2007	(609)	(66)	92	(583)
2008	(397)	(54)	74	(377)
2009	(227)	(27)	68	(186)
Thereafter	(777)	(18)	499	(296)

Total	$(4,014)	$(396)	$1,011	$(3,399)

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2004 and 2003, respectively, as if the above described operating property acquisitions had occurred on January 1, 2004 and 2003, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the years ended December 31, 2004 and 2003, respectively.

Pro-Forma Consolidated Condensed Statements of Operations

(in thousands, except per share data, unaudited)

	Year ended December 31,
	2004	2003
Total revenue	$114,540	$106,304
Net income available to common shareholders	$18,325	$18,947
Net income per common share – basic	$1.13	$1.22
Net income per common share – diluted	$1.13	$1.21

4.	MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization has a 24.1% limited partnership interest, represented by 5,199,000 convertible limited partnership units, in the Operating Partnership, as of December 31, 2004. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unitholders, on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible as of December 31, 2004 because the Saul Organization owned in excess of 24.9% of the Company’s equity securities. The impact of The Saul Organization’s 24.1% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2004, 2003 and 2002, were 21,405,000, 20,790,000 and 20,059,000, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS

Notes payable totaled $453,646,000 at December 31, 2004, all of which was fixed rate debt. At the prior year’s end, notes payable totaled $357,248,000, all of which was fixed rate debt. At December 31, 2004, the Company had a $125 million unsecured revolving credit facility with no outstanding borrowings. The facility was due to mature August 2005 and required monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. On January 28, 2005 the Company replaced the line and with a new three-year $150 million unsecured revolving credit facility. (See Note 14. Subsequent Events.) Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of December 31, 2004 supported line availability of $80,000,000, of which $2,100,000 had been issued under a letter of credit, leaving $77,900,000 available for working capital uses. An additional $45,000,000 was available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Saul Centers has guaranteed portions of two mortgage notes payable totaling $7,464,000, the amount of which are considered recourse obligations to Saul Centers as of December 31, 2004. The guarantees are expected to be released upon the completion of improvements and achievement of specified leasing thresholds at these recently developed and acquired properties. Saul Centers is also a guarantor of the revolving credit facility. The operating partnership issued a letter of credit from the revolving credit facility in the amount of $2,100,000 related to a non-recourse mortgage note to ensure completion of construction at the recently developed Shops at Monocacy. The balance of the mortgage notes payable totaling $446,182,000 are non-recourse.

During 2004 the Company completed new financings and refinanced several existing mortgage loans to take advantage of favorable financing terms available to the Company. In addition, the Company assumed two mortgages securing real estate properties acquired by the Company during 2004. In February the Company refinanced Kentlands Square with a new $10.2 million fixed-rate 15 year mortgage and assumed a $9.2 million mortgage with the acquisition of Boca Valley Plaza. In March, the Company assumed an $8.8 million mortgage with the acquisition of Cruse MarketPlace. In April 2004, the Company obtained a new $15.5 million fixed-rate 15 year mortgage secured by Olde Forte Plaza, acquired in July 2003. In July 2004, the Company obtained a new $21.35 million fixed-rate 15 year mortgage secured by Countryside, acquired in February 2004. In August 2004, the Company obtained a new $21 million fixed-rate 15 year mortgage secured by Briggs Chaney Plaza, acquired in April 2004. In December 2004, the Company obtained a new $18.75 million fixed-rate 15 year mortgage secured by Shops at Monocacy, a development placed in service during the fourth quarter of 2004. Also in December 2004, the Company obtained a new $8 million fixed-rate 14 year mortgage secured by Broadlands Village and Broadlands Village II, a development placed in service during the fourth quarter of 2004.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2004 and 2003:

Notes Payable

(Dollars in thousands)	December 31,			Interest Rate *	Scheduled Maturity *
	2004		2003
Fixed Rate Mortgages:	$129,883	(a)	$132,859	7.67%	Oct 2012
	94,794	(b)	98,103	8.00%	Dec 2011
	47,375	(c)	29,800	5.88%	Jan 2019
	41,324	(d)	41,982	6.01%	Feb 2018
	33,138	(e)	34,017	7.88%	Jan 2013
	21,185	(f)	—	5.62%	Jul 2019
	20,906	(g)	—	5.79%	Sep 2019
	18,750	(h)	—	5.22%	Jan 2020
	15,335	(i)	—	5.76%	May 2019
	13,057	(j)	13,375	8.33%	Jun 2015
	9,200	(k)	—	6.82%	Apr 2007
	8,699	(l)	—	5.77%	Jul 2013
	—	(m)	7,112

Total Fixed Rate	453,646		357,248	7.03%	9.9 Years

Variable Rate Loan:
Line of Credit	—	(n)	—	LIBOR plus 1.625%	Aug 2005

Total Variable Rate	—		—	—	—

Total Notes Payable	$453,646		$357,248	7.03%	9.9 Years

*Interest	rate and scheduled maturity data presented as of December 31, 2004. Totals computed using weighted averages.

(a)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25 year amortization schedule and a balloon payment of $96,784,000 at loan maturity. Principal of $2,976,000 was amortized during 2004.

(b)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23 year amortization schedule and a balloon payment of $63,153,000 at loan maturity. Principal of $3,309,000 was amortized during 2004.

(c)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by four shopping centers, Broadlands Village (Phases I & II), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 (beginning February 1, 2005; prior to that date, payments totaled $256,000 per month) based upon a 25 year amortization schedule and a balloon payment of $28,255,000 at loan maturity. Principal of $625,000 was amortized during 2004.

(d)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5 year amortization schedule and a balloon payment of $27,872,000 at loan maturity. Principal of $658,000 was amortized during 2004.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(e)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25 year amortization schedule and a balloon payment of $22,808,000 at loan maturity. Principal of $879,000 was amortized during 2004.

(f)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25 year amortization schedule and a balloon payment of $12,231,000 at loan maturity. Principal of $165,000 was amortized during 2004.

(g)	The loan is collateralized by Briggs Chaney and requires equal monthly principal and interest payments of $133,000 based upon a 25 year amortization schedule and a balloon payment of $12,134,000 at loan maturity. Principal of $94,000 was amortized during 2004.

(h)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25 year amortization schedule and a balloon payment of $10,522,000 at loan maturity. Payments commenced February 2005.

(i)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25 year amortization schedule and a balloon payment of $8,942,000 at loan maturity. Principal of $165,000 was amortized during 2004.

(j)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22 year amortization schedule and a balloon payment of $7,577,000 at loan maturity. Principal of $318,000 was amortized during 2004.

(k)	The loan is collateralized by Boca Valley Plaza and requires monthly interest only payments of $52,000. A balloon payment of $9,200,000 is due at loan maturity.

(l)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a balloon payment of $6,797,000 at loan maturity. Principal of $126,000 was amortized during 2004.

(m)	The $7,112,000 loan was collateralized by Kentlands Square and was repaid and retired at maturity in February 2004 using proceeds provided by a $10,200,000 increase to the loan described in (c) above.

(n)	The loan is an unsecured revolving credit facility totaling $125,000,000. Loan availability for working capital and general corporate uses is determined by operating income from the Company’s unencumbered properties, with a portion available only for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.625% to 1.875% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. There were no outstanding borrowings as of December 31, 2004. Monthly payments, if applicable, are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month. On January 28, 2005 the Company executed a new $150,000,000 unsecured revolving credit facility to replace the $125,000,000 line. The new line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. (see Note 14. Subsequent Events).

The December 31, 2004 and 2003 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $420,320,000 and $295,506,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2004, the material covenants required the Company, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value in excess of liabilities of at least $250 million;

•	limit the amount of debt as a percentage of gross asset value (leverage ratio) to less than 60%;

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

•	limit the amount of debt so that interest coverage will exceed 2.1 to 1 on a trailing four quarter basis; and

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.6 to 1.

As of December 31, 2004, the Company was in compliance with all such covenants.

Notes payable at December 31, 2004 and 2003, totaling $163,022,000 and $166,876,000, respectively, are guaranteed by members of The Saul Organization. As of December 31, 2004, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
2005	$11,349
2006	12,259
2007	22,394
2008	14,176
2009	15,290
Thereafter	378,178

Total	$453,646

Interest Expense and Amortization of Deferred Debt Costs

(In thousands)

	Year ended December 31,
	2004	2003	2002
Interest incurred	$29,320	$27,154	$25,661
Amortization of deferred debt costs	929	801	725
Capitalized interest	(3,227)	(1,382)	(548)

Total	$27,022	$26,573	$25,838

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

6.	LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent (including straight-lined rent) for the years ended December 31, 2004, 2003 and 2002, amounted to $91,125,000, $78,167,000 and $75,699,000, respectively. Future contractual payments under noncancelable leases for years ended December 31, are as follows:

Future Contractual Payments

(In thousands)

2005	$92,181
2006	85,272
2007	77,803
2008	67,674
2009	56,309
Thereafter	290,213

Total	$669,452

The majority of the leases also provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2004, 2003 and 2002 amounted to $16,712,000, $14,438,000 and $12,680,000, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1,635,000, $1,695,000 and $1,850,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

7.	LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $164,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively. The future minimum rental commitments under these ground leases are as follows:

Ground Lease Rental Commitments

(In thousands)

	Annually 2005-2009	Total Thereafter
Beacon Center	$53	$3,130
Olney	51	4,322
Southdale	60	3,485

Total	$164	$10,937

In addition to the above, Flagship Center consists of two developed out parcels that are part of a larger adjacent community shopping center formerly owned by The Saul Organization and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest which commenced in September 1991 with a minimum rent of one dollar per year. Countryside Shopping Center was acquired in February, 2004. Because of certain land use considerations, approximately 0.54 of the 16 acres acquired is held under a 99-year ground lease. The lease requires the Company to pay minimum rent of one dollar per year as well as its pro-rata share of the real estate taxes.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the years

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

ended December 31, 2004, 2003 and 2002 were $621,000, $569,000 and $547,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8.	STOCKHOLDERS’ EQUITY (DEFICIT) AND MINORITY INTERESTS

The consolidated statement of operations for the year ended December 31, 2004 includes a charge for minority interests of $8,105,000, consisting of $6,386,000 related to The Saul Organization’s share of the net income for the year and $1,719,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2003 of $8,086,000, consisting of $6,495,000 related to The Saul Organization’s share of the net income for the year and $1,591,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2002 of $8,070,000, consisting of $7,130,000 related to The Saul Organization’s share of the net income for the year and $940,000 related to distributions to minority interests in excess of allocated net income for the year.

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

9.	RELATED PARTY TRANSACTIONS

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 14 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,733,000, $1,495,000 and $1,368,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company utilizes Chevy Chase Bank for its various checking accounts and as of December 31, 2004 had $32.9 million deposited in cash and short-term investment accounts.

The Chairman and Chief Executive Officer, the President and the Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors.

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, included in general and administrative expense or property operating expenses in the consolidated statements of operations, at

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $269,000, $199,000 and $155,000 for 2004, 2003 and 2002, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. For the years ending December 31, 2004, 2003 and 2002, the Company is required to contribute three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $650,000, $31,000, and $8,000 for the years ended December 31, 2004, 2003 and 2002, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $452,000 and $92,000 at December 31, 2004 and 2003 respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon estimates of usage or time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made there under are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2004, 2003 and 2002, which included rental payments for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $3,139,000, $2,628,000 and $2,574,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of December 31, 2004 and 2003, accounts payable, accrued expenses and other liabilities included $259,000 and $247,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

On January 23, 2004 the Company purchased a 3.4 acre site, adjacent to the Company’s Kentlands Square property, from a subsidiary of Chevy Chase Bank for $1,425,000. The Company is developing this property into a 41,000 square foot retail/office property known as Kentlands Place. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of the Bank.

10.	STOCK OPTION PLAN

The Company established a stock option plan in 1993 (the “1993 Plan”) for the purpose of attracting and retaining executive officers and other key personnel. The 1993 Plan provided for grants of options to purchase a specified number of shares of common stock. A total of 400,000 shares were made available under the 1993 Plan. The 1993 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

During 1993 and 1994, the Compensation Committee granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vested 25% per year over four years, had an exercise price of $20 per share and a term of ten years, subject to earlier expiration upon termination of employment. No compensation expense was recognized as a result of these grants. As of December 31, 2004, no 1993 and 1994 options remained unexercised.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

On May 23, 2003, the Compensation Committee granted options to purchase a total of 220,000 shares (80,000 shares from incentive stock options and 140,000 shares from nonqualified stock options) to six Company officers (the “2003 Options”). The 2003 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The exercise price of $24.91 was the market trading price of the Company’s common stock at the time of the award. As a result of the 2003 Options grant, no further shares were available under the 1993 Plan.

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

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares of incentive stock options and 125,000 shares of nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $25.78 was the market trading price of the Company’s common stock at the time of the award. The table below summarizes the status of the 2003 and 2004 Option grants and the value of the options expensed and included in general and administrative expense in the Consolidated Statements of Operations:

Stock Options

	Officers		Directors	Total
Grant date	05/23/2003	04/26/2004	04/26/2004
Total grant	220,000	122,500	30,000	372,500
Vested	55,000	—	30,000	85,000
Exercised	20,000	—	—	20,000
Remaining unexercised	200,000	122,500	30,000	352,500

Exercise price	$24.91	$25.78	$25.78
Volatility	0.175	0.183	0.183
Expected life (years)	7.0	7.0	5.0
Assumed yield	7.00%	5.75%	5.75%
Risk-free rate	4.00%	4.05%	3.57%

Total value	$332,200	$292,775	$66,600	$691,575
Expensed in 2003	50,000	—	—	50,000
Expensed in 2004	83,000	50,000	66,600	199,600
To be expensed (2005-07)	199,200	242,775	—	441,975

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2004, 2003 and 2002:

	2004		2003		2002
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1	220,000	$24.91	93,210	$20.00	180,000	$20.00
Granted	152,500	25.78	220,000	24.91	—	—
Exercised	(20,000)	24.91	(93,210)	20.00	(86,790)	20.00
Expired/Forfeited	—	—	—	—	—	—
Outstanding December 31	352,500	25.29	220,000	24.91	93,210	20.00
Exercisable at December 31	65,000	25.31	—	—	93,210	20.00

11.	NON-OPERATING ITEMS

Gain on Sale of Property

The gain on sale of property of $572,000 in 2004 represents the Company’s share of the gain recognized as a result of a condemnation of a portion of land at the Company’s White Oak shopping center for road improvements. The gain on sale of property of $182,000 in 2003 represents the gain recognized as a result of a condemnation of a portion of land at the Company’s Avenel Business Park property for improvement of an interchange on I-270, adjacent to the property. The gain on sale of property of $1,426,000 in 2002 represents the final proceeds received upon appeal of the District of Columbia’s purchase of the Company’s Park Road property as part of an assemblage of parcels for a neighborhood revitalization project.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable is in excess of the $453,646,000 and $357,248,000 carrying value at December 31, 2004 and 2003, respectively. Management estimates that the fair value of these fixed rate notes payable, assuming long term interest rates of approximately 5.5% and 6.0%, would be approximately $474,993,000 and $386,300,000, as of December 31, 2004 and 2003, respectively.

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

Company declared and paid common stock distributions of $1.56 per share during 2004, 2003 and 2002 and paid preferred stock dividends of $1.811 per depositary share during 2004. No preferred stock dividends were paid during 2003 and 2002. For the common stock dividends paid, $1.248, $1.284 and $1.458 per share, represented ordinary dividend income and $0.312, $0.276 and $0.102 per share, represented return of capital to the shareholders for the years 2004, 2003 and 2002, respectively. All of the preferred stock dividends paid are considered ordinary dividend income. The following summarizes distributions paid during the years ended December 31, 2004, 2003 and 2002, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shs Issued	Units Issued	Discounted Share Price
	(in thousands)	(in thousands)	(in thousands)
Distributions during 2004
October 31	$2,000	$6,342	$2,028	116,006	2,590	$31.53
July 31	2,000	6,296	2,027	117,334	2,769	29.10
April 30	2,000	6,236	2,026	140,253	3,270	24.25
January 31	1,244	6,187	2,024	123,689	2,928	26.69

	$7,244	$25,061	$8,105	497,282	11,557

Distributions during 2003
October 31	$—	$6,135	$2,023	129,319	2,919	$26.38
July 31	—	6,088	2,023	126,862	2,847	26.67
April 30	—	6,021	2,020	139,576	3,262	22.88
January 31	—	5,927	2,020	156,413	3,412	21.49

	$—	$24,171	$8,086	552,170	12,440

Distributions during 2002
October 31	$—	$5,839	$2,019	136,107	3,110	$23.18
July 31	—	5,785	2,017	135,603	—	22.94
April 30	—	5,736	2,017	119,772	—	22.94
January 31	—	5,670	2,017	165,390	—	20.39

	$—	$23,030	$8,070	556,872	3,110

In December 2004, 2003 and 2002, the Board of Directors of the Company authorized a distribution of $0.39 per common share payable in January 2005, 2004 and 2003, to holders of record on January 17, 2005, January 16, 2004 and January 17, 2003, respectively. As a result, $6,396,000, $6,187,000 and $5,927,000, were paid to common shareholders on January 31, 2005, January 30, 2004 and January 31, 2003, respectively. Also, $2,028,000, $2,024,000 and $2,020,000,

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

were paid to limited partnership unitholders on January 31, 2005, January 30, 2004 and January 31, 2003 ($0.39 per Operating Partnership unit), respectively. The Board of Directors authorized preferred stock dividends of $0.50 and $0.31 per depositary share, to holders of record on January 3, 2005 and January 2, 2004, respectively. As a result, $2,000,000 and $1,244,000, were paid to preferred shareholders on January 14, 2005 and January 15, 2004, respectively. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and minority interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

15.	INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2004 and 2003.

(In thousands, except per share amounts)
	2004
	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
Revenue	$26,341	$27,888	$29,044		$29,569
Operating income before minority interests and gain on sale of property	8,329	8,329	8,793		8,256
Net income	6,305	6,286	7,355	(a)	6,228
Net income available to common shareholders	4,305	4,286	5,355		4,228
Net income available to common shareholders per share (basic & diluted)(b)	0.27	0.27	0.33		0.26

(a)	Includes $572 gain on land condemnation at White Oak.

(b)	The sum of the quarterly net income per common share-diluted, $1.13, differs from the annual net income per common share-diluted, $1.12, due to rounding.

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$23,870	$23,226	$24,659	$26,129
Operating income before minority interests and gain on sale of property	6,539	6,016	7,035	7,556
Net income	4,519	3,996	5,012	5,715	(c)
Net income available to common shareholders	4,519	3,996	5,012	4,471
Net income available to common shareholders per share (basic & diluted)	0.29	0.26	0.32	0.28

(c)	Includes $182 gain on land condemnation at Avenel Business Park.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

16.	BUSINESS SEGMENTS

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based upon income from real estate for the combined properties in each segment.

(In thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
2004
Real estate rental operations:
Revenue	$77,906	$34,679	$257	$112,842
Expenses	(14,226)	(8,121)	—	(22,347)

Income from real estate	63,680	26,558	257	90,495
Interest expense & amortization of debt costs	—	—	(27,022)	(27,022)
General and administrative	—	—	(8,442)	(8,442)

Subtotal	63,680	26,558	(35,207)	55,031
Depreciation and amortization	(13,758)	(7,566)	—	(21,324)
Gain on property sale	572	—	—	572
Minority interests	—	—	(8,105)	(8,105)

Net income	$50,494	$18,992	$(43,312)	$26,174

Capital investment	$109,637	$4,426	$—	$114,063

Total assets	$394,674	$138,273	$50,449	$583,396

2003
Real estate rental operations:
Revenue	$66,070	$31,722	$92	$97,884
Expenses	(12,274)	(7,840)	—	(20,114)

Income from real estate	53,796	23,882	92	77,770
Interest expense & amortization of debt costs	—	—	(26,573)	(26,573)
General and administrative	—	—	(6,213)	(6,213)

Subtotal	53,796	23,882	(32,694)	44,984
Depreciation and amortization	(10,429)	(7,409)	—	(17,838)
Gain on property sale	—	182	—	182
Minority interests	—	—	(8,086)	(8,086)

Net income	$43,367	$16,655	$(40,780)	$19,242

Capital investment	$42,999	$6,122	$—	$49,121

Total assets	$271,565	$138,862	$61,189	$471,616

2002
Real estate rental operations:
Revenue	$61,597	$32,261	$105	$93,963
Expenses	(10,675)	(7,882)	—	(18,557)

Income from real estate	50,922	24,379	105	75,406
Interest expense & amortization of debt costs	—	—	(25,838)	(25,838)
General and administrative	—	—	(5,537)	(5,537)

Subtotal	50,922	24,379	(31,270)	44,031
Depreciation and amortization	(11,295)	(6,526)	—	(17,821)
Gain on property sale	1,426	—	—	1,426
Minority interests	—	—	(8,070)	(8,070)

Net income	$41,053	$17,853	$(39,340)	$19,566

Capital investment	$23,785	$4,850	$11,534	$40,169

Total assets	$237,990	$135,477	$15,220	$388,687

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

17.	SUBSEQUENT EVENTS

On January 28, 2005 the Company executed a $150 million unsecured revolving credit facility, an expansion of the $125 million agreement in place as of December 31, 2004. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the Company’s existing unencumbered properties. Based upon the revised terms of the facility, the unencumbered properties support line availability of $86,500,000, of which $2,100,000 has been issued under a letter of credit, leaving $84,400,000 available for working capital uses. An additional $63,500,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions. No funds have yet been borrowed from the facility.

On March 3, 2005 the Company acquired the 126,000 square foot Albertsons anchored, Palm Springs Center located in Altamonte Springs, Florida, near Orlando, for a purchase price of $17.5 million. The Company paid the property’s purchase price using available cash balances. The property was approximately 98% leased at the date of acquisition.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2004

(Dollars in Thousands)

	Initial Basis	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period				Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Buildings and Improvements Depreciable Lives in Years
			Land	Buildings and Improvements	Leasehold Interests	Total
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$16,040	$6,764	$20,707	$—	$27,471	$3,880	$23,591	$25,893	1994 & 2000-2	3/94	40
Beacon Center, Alexandria, VA	1,493	15,162	—	15,561	1,094	16,655	7,612	9,043	—	1960 & 1974	1/72	40 & 50
Belvedere, Baltimore, MD	932	873	263	1,542	—	1,805	1,154	651	2,442	1958	1/72	40
Boca Valley Plaza, Boca Raton, FL	16,720	4	5,735	10,989	—	16,724	228	16,496	9,200	1988	2/04	40
Boulevard, Fairfax, VA	4,883	1,529	3,687	2,725	—	6,412	676	5,736	5,238	1969	4/94	40
Briggs Chaney Plaza, Silver Spring, MD	27,037	661	9,864	17,834	—	27,698	286	27,412	20,906	1983	4/04	40
Broadlands Village I, Loudoun County, VA	3,550	12,362	3,533	12,379	—	15,912	427	15,485	17,164	2002-3	3/02	40
Broadlands Village II, Loudoun County, VA	552	5,047	552	5,047		5,599	25	5,574	8,000	2004	3/02	50
Clarendon, Arlington, VA	385	423	636	172	—	808	49	759	—	1949	7/73	40
Clarendon Station, Arlington, VA	834	46	425	455	—	880	112	768	—	1949	1/96	40
Countryside, Sterling, VA	28,912	34	7,532	21,414	—	28,946	445	28,501	21,185	1986	2/04	40
Cruse MarketPlace, Cumming, GA	12,226	0	3,920	8,306	—	12,226	156	12,070	8,699	2002	3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169	—	169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	9,768	1,118	14,431	—	15,549	6,091	9,458	—	1972 & 2001	3/74	50
Germantown, Germantown, MD	3,576	407	2,034	1,949	—	3,983	736	3,247	—	1990	8/93	40
Giant, Baltimore, MD	998	515	422	1,091	—	1,513	733	780	2,468	1959	1/72	40
The Glen, Lake Ridge, VA	12,918	2,084	5,300	9,702	—	15,002	2,381	12,621	12,147	1993	6/94	40
Great Eastern, District Heights., MD	3,472	9,419	2,264	10,627	—	12,891	4,526	8,365	10,598	1958 & 1960	1/72	40
Hampshire Langley, Langley Park, MD	3,159	2,829	1,856	4,132	—	5,988	2,704	3,284	9,715	1960	1/72	40
Kentlands, Gaithersburg, MD	14,379	96	5,006	9,469	—	14,475	527	13,948	10,064	2002	9/02	40
Leesburg Pike, Baileys Crossroads, VA	2,418	5,562	1,132	6,848	—	7,980	4,347	3,633	10,117	1965	2/66	40
Lexington Mall, Lexington, KY	4,868	5,996	2,111	8,753	—	10,864	5,317	5,547	—	1971 & 1974	3/74	50
Lumberton Plaza, Lumberton, NJ	4,400	9,108	950	12,558	—	13,508	8,031	5,477	7,137	1975	12/75	40
Shops at Monocacy, Frederick, MD	9,541	12,516	9,260	12,797	—	22,057	55	22,002	18,750	2003-4	11/03	50
Olde Forte Village, Ft. Washington, MD	15,933	4,980	5,409	15,504	—	20,913	377	20,536	15,335	1980-1987	07/03	40
Olney, Olney, MD	1,884	1,409	—	3,293	—	3,293	2,239	1,054	—	1972	11/75	40
Ravenwood, Baltimore, MD	1,245	2,096	703	2,638	—	3,341	1,083	2,258	6,260	1959	1/72	40
Seven Corners, Falls Church, VA	4,848	39,466	4,913	39,401	—	44,314	16,417	27,897	42,394	1956	7/73	40
Shops at Fairfax, Fairfax, VA	2,708	9,196	992	10,912	—	11,904	3,572	8,332	7,819	1975 & 2001	6/75	50
Southdale, Glen Burnie, MD	3,650	16,553	—	19,581	622	20,203	13,862	6,341	—	1962 & 1987	1/72	40
Southside Plaza, Richmond, VA	6,728	4,696	1,878	9,546	—	11,424	6,989	4,435	9,378	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	2,753	703	4,524	—	5,227	3,366	1,861	—	1970	2/76	40
Thruway, Winston-Salem, NC	4,778	16,480	5,496	15,657	105	21,258	7,245	14,013	24,236	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	785	7,851	9,436	—	17,287	3,163	14,124	7,960	1990	8/93	40
West Park, Oklahoma City, OK	1,883	711	485	2,109	—	2,594	1,220	1,374	—	1974	9/75	50
White Oak, Silver Spring, MD	6,277	3,888	4,665	5,500	—	10,165	3,945	6,220	22,392	1958 & 1967	1/72	40

Total Shopping Centers	243,535	213,503	107,628	347,589	1,821	457,038	113,976	343,062	335,497

Office Properties
Avenel Business Park, Gaithersburg, MD	21,459	20,868	3,756	38,571	—	42,327	18,784	23,543	29,699	1984,1986,	12/84, 8/85,	35 & 40
										1990, 1998	2/86, 4/98
										& 2000	& 10/2000
Crosstown Business Center, Tulsa, OK	3,454	5,526	604	8,376	—	8,980	3,700	5,280	—	1974	10/75	40
601 Pennsylvania Ave., Washington DC	5,479	55,548	5,667	55,360	—	61,027	25,324	35,703	33,138	1986	7/73	35
Van Ness Square, Washington, DC	812	27,897	831	27,878	—	28,709	15,141	13,568	13,988	1990	7/73	35
Washington Square, Alexandria VA	2,034	46,526	544	48,016	—	48,560	4,495	44,065	41,324	1952 & 2001	7/73	50

Total Office Properties	33,238	156,365	11,402	178,201	—	189,603	67,444	122,159	118,149

Development Land
Broadlands Village III, Loudoun County, VA	1,214	446	1,214	446		1,660	—	1,660	—		3/02
Clarendon Center, Arlington, VA	11,534	3,785	11,534	3,785	—	15,319	—	15,319	—		4/02
Lansdowne, Loudoun County, VA	5,526	1,346	5,526	1,346	—	6,872	—	6,872			11/02
Kentlands Place, Gaithersburg, MD	1,425	4,480	1,425	4,480	—	5,905	—	5,905			1/04
Ashland Square, Dumfries, VA	6,411	—	6,411	—	—	6,411	—	6,411			12/04

	26,110	10,057	26,110	10,057	—	36,167	—	36,167	—

Total	$302,883	$379,925	$145,140	$535,847	$1,821	$682,808	$181,420	$501,388	$453,646

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2004

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	35 - 50 years
Building components	10 - 20 years
Tenant improvements	The greater of the term of the lease or the useful life of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $548,000,000 at December 31, 2004. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2004 are summarized as follows.

(In thousands)	2004	2003	2002
Total real estate investments:
Balance, beginning of year	$552,115	$503,914	$454,809
Acquisitions	92,733	25,474	28,871
Improvements	38,546	22,822	20,234
Sales	(122)	(95)	—
Retirements	(464)	—	—

Balance, end of year	$682,808	$552,115	$503,914

Total accumulated depreciation:
Balance, beginning of year	$164,823	$150,286	$136,928
Depreciation expense	17,061	14,649	15,526
Sales	—	—	—
Retirements	(464)	(112)	(2,168)

Balance, end of year	$181,420	$164,823	$150,286