Form 10-Q
period 2005-03-31
SAUL CENTERS INC
filed 2005-05-10
CIK 907254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2005

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

Number of shares of common stock, par value $0.01 per share outstanding as of May 9, 2005: 16,667,000

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2004, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2005	December 31, 2004
	Unaudited
Assets

Real estate investments
Land	$125,308	$119,029
Buildings and equipment	536,327	521,161
Construction in progress	45,548	42,618

	707,183	682,808
Accumulated depreciation	(185,884)	(181,420)

	521,299	501,388
Cash and cash equivalents	11,668	33,561
Accounts receivable and accrued income, net	21,270	20,654
Leasing costs, net	18,046	17,745
Prepaid expenses, net	1,862	2,421
Deferred debt costs, net	6,093	5,011
Other assets	4,562	2,616

Total assets	$584,800	$583,396

Liabilities

Mortgage notes payable	$450,876	$453,646
Dividends and distributions payable	10,464	10,424
Accounts payable, accrued expenses and other liabilities	13,106	12,318
Deferred income	7,787	6,044

Total liabilities	482,233	482,432

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,501,166 and 16,399,442 shares issued and outstanding, respectively	165	164
Additional paid-in capital	110,313	106,886
Accumulated deficit	(107,911)	(106,086)

Total stockholders’ equity	102,567	100,964

Total liabilities and stockholders’ equity	$584,800	$583,396

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended March 31,
	2005	2004
Revenue
Base rent	$24,132	$21,276
Expense recoveries	4,980	3,894
Percentage rent	504	444
Other	691	727

Total revenue	30,307	26,341

Operating expenses
Property operating expenses	3,773	2,892
Provision for credit losses	54	69
Real estate taxes	2,583	2,391
Interest expense and amortization of deferred debt	7,409	6,266
Depreciation and amortization of leasing costs	5,615	4,638
General and administrative	2,234	1,756

Total operating expenses	21,668	18,012

Net Operating income before minority interests	8,639	8,329

Minority interests
Minority share of income	(1,593)	(1,557)
Distributions in excess of earnings	(436)	(467)

Total minority interests	(2,029)	(2,024)

Net income	6,610	6,305

Preferred dividends	(2,000)	(2,000)

Net income available to common stockholders	$4,610	$4,305

Per share net income available to common stockholders
Basic and diluted	$0.28	$0.27

Distributions declared per common share outstanding	$0.39	$0.39

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2004	100,000	164	106,886	(106,086)	100,964

Issuance of 101,724 shares of common stock:
97,401 shares—dividend reinvestment plan	—	1	3,237	—	3,238
4,323 shares—employee stock options and directors deferred stock plan	—	—	190	—	190
Net income	—	—	—	6,610	6,610
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($.39 per share)	—	—	—	(6,435)	(6,435)

Balance, March 31, 2005	$100,000	$165	$110,313	$(107,911)	$102,567

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	For The Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,610	$6,305
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,029	2,024
Depreciation and amortization of prepaid leasing costs	5,615	4,638
Amortization of deferred debt	314	217
Provision for credit losses	54	69
Increase in accounts receivable and accrued income	(597)	(756)
Increase in leasing costs	(606)	(609)
Decrease in prepaid expenses	559	779
Increase in other assets	(1,946)	(2,113)
Increase in accounts payable, accrued expenses and other liabilities	1,605	2,582
Increase in deferred income	(5)	(3)

Net cash provided by operating activities	13,632	13,133

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(19,137)	(44,084)
Additions to real estate investments	(1,138)	(1,267)
Additions to development and redevelopment activities	(4,087)	(4,495)

Net cash used in investing activities	(24,362)	(49,846)

Cash flows from financing activities:
Proceeds from notes payable	—	13,200
Repayments on notes payable	(2,770)	(9,204)
Additions to deferred debt expense	(1,396)	(491)
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	3,428	3,518
Distributions to preferred stockholders	(2,000)	(1,244)
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(8,425)	(8,210)

Net cash used by financing activities	(11,163)	(2,431)

Net decrease in cash and cash equivalents	(21,893)	(39,144)
Cash and cash equivalents, beginning of period	33,561	45,244

Cash and cash equivalents, end of period	$11,668	$6,100

*	Supplemental discussion of non-cash investing and financing activities:

The $44,084,000 shown as 2004 real estate acquisitions does not include $18,025,000 in total assumed mortgages for 2 of the properties acquired as the assumption of these mortgages was a non-cash acquisition cost. On February 13, 2004 the Company purchased Boca Valley Plaza for an acquisition cost of $17,678,000 and assumed a mortgage in the amount of $9,200,000 with the balance being paid in cash. On March 25, 2004 the Company purchased Cruse MarketPlace for an acquisition cost of $12,897,000 and assumed a mortgage of $8,825,000 with the balance being paid in cash.

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company has developed and purchased several properties since mid year 2003. In July 2003 the Company purchased Olde Forte Village, a grocery anchored shopping center located in Fort Washington, Maryland. In November 2004 the Company completed the development of Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed development of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. Phase II, a 30,000 square foot addition to the center was completed in November 2004. In January 2004, the Company purchased a land parcel adjacent to its Kentlands Square shopping center, for development of a 41,000 square foot retail/office property to be known as Kentlands Place, scheduled to be completed during the second quarter of 2005. During 2004 and the first quarter of 2005 the Company acquired five grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, (4) Briggs Chaney Plaza, 197,000 square feet, located in Silver Spring, Maryland and (5) Palm Springs Center, 126,000 square feet, located in Altamonte Springs, Florida. As of March 31, 2005, the Company’s properties (the “Current Portfolio Properties”) consisted of 36 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) development and/or redevelopment properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Twenty-five of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of March 31, 2005, no single property accounted for more than 7.6% of the total gross leasable area. Only two retail tenants, Giant Food (5.7%), a tenant at nine Shopping Centers and Safeway (2.8%), a tenant at seven Shopping Centers and one office tenant, the United States Government (3.3%), a tenant at five properties, individually accounted for more than 2.5% of the Company’s total revenues for the three months ended March 31, 2005.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2004, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

(Unaudited)

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Repair and maintenance expense, included in property operating expenses for the three month periods ended March 31, 2005 and 2004, was $1,741,000 and $1,267,000, respectively.

In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method with estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements. Depreciation expense during the three month periods ended March 31, 2005 and 2004, was $4,464,000 and $3,882,000, respectively. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $18,046,000 and $17,745,000, net of accumulated amortization of $9,825,000 and $9,461,000, as of March 31, 2005 and December 31, 2004, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $1,151,000 and $756,000, for the three months ended March 31, 2005 and 2004, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs are written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2005 and December 31, 2004 are as follows:

Construction in Progress

(In thousands)

	March 31, 2005	December 31, 2004
Clarendon Center	$15,355	$14,976
Broadlands Village III	1,690	1,660
Lansdowne Town Square	8,221	6,872
Kentlands Place	6,578	5,905
Ashland Square	6,556	6,411
Olde Forte Village	4,980	4,755
Briggs Chaney Plaza	792	660
Other	1,376	1,379

Total	$45,548	$42,618

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and income ceases to be accrued and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $1,091,000 and $1,125,000, at March 31, 2005 and December 31, 2004, respectively.

In addition to rents due currently, accounts receivable include $12,743,000 and $12,101,000, at March 31, 2005 and December 31, 2004, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $222,000 and $237,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $6,093,000 and $5,011,000, and are presented net of accumulated amortization of $2,431,000 and $4,229,000, at March 31, 2005 and December 31, 2004, respectively. During the 2005 quarter, $2.1 million of fully amortized deferred debt costs were written-off.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the following month’s rent, prepayment of real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and advance payments by tenants for tenant construction work provided by the Company. Also, when the Company purchases real estate investment properties, a portion of the purchase cost may be allocated to intangibles related to in-place leases. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods considered in the valuation analysis.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of options in 2003 and 2004. The fair value of the 2003 and 2004 options was determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility. Because Saul Centers common stock is thinly traded, with average daily trading volume averaging less than 50,000 shares (since the Company’s inception), expected volatility is determined using the entire trading history of the Company’s common stock (month-end closing prices since its inception), (2) Average Expected Term. The options are assumed to be outstanding for a term calculated as the period of time from grant until the midpoint between the full vesting date and expiration date, (3) Expected Dividend Yield. This rate is a value management determines after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date, and (4) Risk-free Interest Rate. This rate is based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company recognizes the value of options granted, ratably over the vesting period, as compensation expense included in general and administrative expenses.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares from incentive stock options and 125,000 shares from nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $25.78 was the market trading price of the Company’s common stock at the time of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $360,000, of which $293,000 and $67,000 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $67,000 was expensed as of the date of grant. The expense of the officers’ options will be recognized as compensation expense monthly during the four years the options vest. The 2004 Options are due to expire April 25, 2014.

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. This replaces the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the market price of the common stock on the quarter’s last trading day to determine the number of shares to be allocated to the director. As of March 31, 2005, 172,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200, and 100 shares, for the years ended December 31, 2004 and 2003, respectively. The shares were valued at the closing stock price on the dates the shares were awarded and the total value included in general and administrative expense for the period of the award.

Minority Interests

Saul Centers, Inc is the sole general partner of the Operating Partnership, owning a 76.0% interest as of March 31, 2005. Minority interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority interests are increased for earnings allocated to limited partnership units and decreased for distributions. Amounts distributed in excess of the limited partners’ share of earnings also increase minority interests, are expensed in the respective period and are classified in the income statement as Distributions in excess of earnings.

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

(In thousands, except per share data)	Quarter ended March 31,
	2005	2004
Weighted average common shares outstanding – Basic	16,468	15,947
Effect of dilutive options	89	27

Weighted average common shares outstanding – Diluted	16,557	15,974

Average Share Price	$33.84	$28.45

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” On April 14, 2005, the Securities and Exchange Commission announced its decision to delay compliance with FAS No 123R until the first fiscal year following December 15, 2005. Saul Centers therefore will adopt FAS No. 123R as required, effective January 1, 2006. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date,

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company already values stock option awards using the fair value method and expenses the option value over the vesting period of the options, in accordance with FAS 123. We estimate that the adoption of FAS No. 123R will not have a material impact upon the Company’s financial statements.

3. Real Estate Acquired

Boca Valley Plaza

On February 13, 2004, the Company acquired Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988, is 92% leased and anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage (See Note 5. Mortgage Notes Payable). The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Countryside

On February 17, 2004, the Company completed the acquisition of the 142,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center is 96% leased and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and is 94% leased. The center was purchased for $12.6 million subject to the assumption of an $8.8 million mortgage (See Note 5. Mortgage Notes Payable). The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Briggs Chaney Plaza

On April 23, 2004, the Company completed the acquisition of the 197,000 square foot Safeway-anchored Briggs Chaney Plaza shopping center located in Silver Spring, Maryland. The center is 96% leased and was acquired for a purchase price of $27.3 million.

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

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida. The center is 100% leased and was acquired for a purchase price of $17.5 million.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. The Company has contracted to purchase several adjoining parcels in order to assemble acreage for the development of a retail center near the I-70 interchange.

Lansdowne Town Square

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Square, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. The Company has plans to commence development of the retail center during 2005.

The Company accounted for the operating property acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable as described in Note 2. The $17,700,000 total cost of acquiring 2005’s operating property, Palm Springs Center, included both the property’s purchase price and closing costs. A total of $846,000 of the total cost was allocated as lease intangible assets and included in lease acquisition costs at March 31, 2005. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 13.8 years. The value of below market leases totaled $1,748,000 and are being amortized over a weighted average term of 19.7 years, and is included in deferred income at March 31, 2005. The value of above market leases totaled $73,000 and is being amortized over a weighted average term of 4.1 years, and is included as a deferred asset in accounts receivable at March 31, 2005.

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the three month periods ended March 31, 2005 and 2004, respectively, as if the above described acquisition had occurred on January 1, 2005 and 2004, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the three months ended March 31, 2005 and 2004, respectively.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Pro-Forma Combined Condensed Statements of Operations

(in thousands, except per share data, unaudited)

	Quarter ended March 31,
	2005	2004
Real estate revenues	$30,534	$26,612
Net income available to common stockholders	$4,666	$4,334
Earnings per common share – basic and diluted	$0.28	$0.27

4. Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 24.0% limited partnership interest, represented by 5,202,000 convertible limited partnership units in the Operating Partnership, as of March 31, 2005. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the outstanding equity securities of Saul Centers. The limited partnership units were not convertible as of March 31, 2005 because The Saul Organization owned in excess of 24.9% of the Company’s equity securities. The impact of The Saul Organization’s 24.0% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended March 31, 2005 and 2004, were 21,758,000 and 21,164,000, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Expense

Notes payable totaled $450,876,000 at March 31, 2005, all of which was fixed rate debt. At March 31, 2005, the Company had a $150 million unsecured revolving credit facility with no outstanding borrowings. On January 28, 2005 the Company replaced the former $125 million line and with a new three-year $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Saul Centers has guaranteed portions of two mortgage notes payable totaling $7,464,000, the amount of which are considered recourse obligations to Saul Centers as of March 31, 2005. The guarantees are expected to be released upon the completion of improvements and achievement of specified leasing thresholds at two recently developed and/or acquired properties. Saul Centers is also a guarantor of the revolving credit facility. The operating partnership issued a letter of credit from the revolving credit facility in the amount of $2,100,000 related to a non-recourse mortgage note to ensure completion of construction at the recently developed Shops at Monocacy. The balance of the mortgage notes payable totaling $443,412,000 are non-recourse.

The Company has closed on two new fixed-rate, non-recourse financings during the second quarter of 2005. The first loan is a refinancing of the $9.2 million, 6.82% interest rate mortgage loan assumed during the February 2004 acquisition of Boca Valley Plaza. The new loan is a 15-year, $13,000,000 fixed-rate mortgage loan collateralized by Boca Valley Plaza. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.60% and a 30 year amortization schedule. A balloon payment of $9,107,000 will be due at loan maturity, May 2020. The second loan is a permanent financing of Palm Springs Center, acquired in March 2005. The loan is a 15-year, $12,500,000 fixed-rate mortgage loan collateralized by Palm Springs Center. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.30% and a 25 year amortization schedule. A balloon payment of $7,044,000 will be due at loan maturity, June 2020.

Mortgage notes payable totaled $453,646,000 at December 31, 2004, all of which was fixed rate debt. At December 31, 2004, the Company had no outstanding borrowings on its $125,000,000 unsecured revolving credit facility. Loan availability, determined by operating income from the Company’s unencumbered properties, which, as of December 31, 2004 supported line availability of $80,000,000, of which $2,100,000 had been issued under a letter of credit, left $77,900,000 available for working capital uses. An additional $45,000,000 was available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At March 31, 2005, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(In thousands)

April 1 through December 31, 2005	$8,580
2006	12,259
2007	22,394
2008	14,176
2009	15,290
2010	16,462
Thereafter	361,715

Total	$450,876

Interest expense and amortization of deferred debt costs for the quarter ended March 31, 2005 and 2004, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(In thousands)

	Quarter ended March 31,
	2005	2004
Interest incurred	$7,935	$6,790
Amortization of deferred debt costs	314	217
Capitalized interest	(840)	(741)

Total	$7,409	$6,266

6. Stockholders’ Equity (Deficit) and Minority Interests

The Consolidated Statement of Operations for the three months ended March 31, 2005 includes a charge for minority interests of $2,029,000, consisting of $1,593,000 related to The Saul Organization’s share of net income for the quarter, and $436,000 related to distributions to minority interests in excess of allocated net income for the quarter. The minority interests charge for the three months ended March 31, 2004 of $2,024,000 consists of $1,557,000 related to The Saul Organization’s share of net income for the quarter, and $467,000 related to distributions to minority interests in excess of allocated net income for the quarter.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7. Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 14 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $432,000 and $419,000, for the three months ended March 31, 2005 and 2004, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term interest bearing money market accounts. As of March 31, 2005, approximately $11,503,000 was held in deposit in these accounts.

The Chairman and Chief Executive Officer, the President, the Senior Vice President- General Counsel and the Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors.

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $57,000 and $45,000, for the three months ended March 31, 2005 and 2004, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $6,000 and $162,000, for the three months ended March 31, 2005 and 2004, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $458,000 and $452,000 at March 31, 2005 and December 31, 2004, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made there under are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2005 and 2004, which included rental payments for the Company’s headquarters lease, totaled $591,000 and $562,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of March 31, 2005 and December 31, 2004, accounts payable, accrued expenses and other liabilities included $258,000 and $259,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the above described Shared Services Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the three months ended March 31, 2005 and 2004 were $148,000 and $132,000, respectively. Expenses arising from the lease are included in general and administrative expense

8. Commitments and Contingencies

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended March 31, 2005
Real estate rental operations:
Revenues	$21,360	$8,803	$144	$30,307
Expenses	(4,255)	(2,155)	—	(6,410)

Income from real estate	17,105	6,648	144	23,897
Interest expense & amortization of debt expense	—	—	(7,409)	(7,409)
General and administrative	—	—	(2,234)	(2,234)

Subtotal	17,105	6,648	(9,499)	14,254
Depreciation and amortization	(3,666)	(1,949)	—	(5,615)
Minority interests	—	—	(2,029)	(2,029)

Net income	$13,439	$4,699	$(11,528)	$6,610

Capital investment	$23,759	$603	$—	$24,362

Total assets	$415,791	$137,802	$31,207	$584,800

Quarter ended March 31, 2004
Real estate rental operations:
Revenues	$17,844	$8,407	$90	$26,341
Expenses	(3,360)	(1,992)	—	(5,352)

Income from real estate	14,484	6,415	90	20,989
Interest expense & amortization of debt expense	—	—	(6,266)	(6,266)
General and administrative	—	—	(1,756)	(1,756)

Subtotal	14,484	6,415	(7,932)	12,967
Depreciation and amortization	(2,855)	(1,783)	—	(4,638)
Minority interests	—	—	(2,024)	(2,024)

Net income	$11,629	$4,632	$(9,956)	$6,305

Capital investment	$49,618	$228	$—	$49,846

Total assets	$339,150	$138,013	$22,396	$499,559

10. Subsequent Events

In April 2005, the Company closed on a $13 million refinancing of the mortgage loan secured by Boca Valley Plaza. In May 2005, the Company closed on a $12.5 million financing of a mortgage loan secured by Palm Springs Center. See Note 5 for a discussion of the details of the refinancings.

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2005 and for the three month periods ended March 31, 2005.

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

Results of Operations

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004

Revenue

(dollars in thousands)	For the quarters ended March 31,		2005 to 2004 Change
	2005	2004	$	%
Revenue
Base rent	$24,132	$21,276	$2,856	13.4%
Expense recoveries	4,980	3,894	1,086	27.9%
Percentage rent	504	444	60	13.5%
Other	691	727	(36)	(5.0)%

Total	$30,307	$26,341	$3,966	15.1%

Total revenues increased 15.1% in the quarter ended March 31, 2005 compared to the prior year’s quarter primarily as a result of operating revenues from two newly developed properties and five acquisitions whose operating results are included in the current quarter’s operating income but not fully in the previous year’s results. The development properties, Shops at Monocacy and Broadlands Village II, and the acquisition properties Boca Valley Plaza, Countryside, Cruse MarketPlace, Briggs Chaney Plaza and Palm Springs Center, (the “Development and Acquisition Properties”), contributed $2,817,000 or 71.0% of the increase in revenues. All of the space in the Company’s 601 Pennsylvania Avenue office property was producing rental income during the 2005 Quarter, while a portion of the space was being prepared for new occupancy in the 2004 Quarter, which contributed $226,000 or 5.7% of the quarterly revenue improvement. A discussion of the components of revenue follows.

Base rent. The increase in base rent for 2005 versus 2004 was primarily attributable (77.7% or approximately $2,218,000) to leases in effect at the Development and Acquisition Properties. The lease-up of space at Thruway (7.3% or approximately $209,000) and 601 Pennsylvania Avenue (7.0% or approximately $201,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the Development and Acquisition Properties (53.6% or approximately $582,000) while common area maintenance recovery income increased throughout the Current Portfolio Properties due to increased operating expenses (36.9% or approximately $401,000).

Percentage rent. Percentage rent is rental income calculated on the portion of a tenant’s sales revenues that exceed a specified breakpoint. Percentage rent for the 2005 quarter increased 13.5% or approximately $60,000 due to a tenant at Southdale paying percentage rent for the first time and increased sales reported by a restaurant tenant at 601 Pennsylvania Avenue.

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. The decrease in other income for 2005 versus 2004 resulted primarily from a decrease in parking income of $106,000, due primarily to the temporary curtailment of available parking spaces at 601 Pennsylvania Avenue while the parking deck is being refurbished. The decrease in parking income was offset in part by increased interest earned on short term investments and increased lease termination fees.

Operating Expenses

(dollars in thousands)	For the quarters ended March 31,		2005 to 2004 Change
	2005	2004	$	%
Operating Expenses
Property operating expenses	$3,773	$2,892	$881	30.5%
Provision for credit losses	54	69	(15)	(21.7)%
Real estate taxes	2,583	2,391	192	8.0%
Interest and amortization of deferred debt expense	7,409	6,266	1,143	18.2%
Depreciation and amortization.	5,615	4,638	977	21.1%
General and administrative	2,234	1,756	478	27.2%

Total	$21,668	$18,012	$3,656	20.3%

Increases in operating expenses resulted primarily from the operation of the Development and Acquisition Properties and to a lesser extent, normal price increases of expenses required to operate the Company’s other operating properties.

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses was caused primarily by the operation of the Development and Acquisition Properties (68.6% or approximately $604,000) and to a lesser extent increased utility expenses (14.4% or approximately $127,000) and increased snow removal expenses (10.6% or approximately $93,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The Company’s credit loss experience was relatively stable between the two periods. The provision for credit loss totals less than two tenths of one percent (0.2%) of total revenue for each period.

Real estate taxes. The increase in real estate taxes for 2005 versus 2004 was attributable to the commencement of operations at the Development and Acquisition Properties (99.5% or approximately $191,000).

Interest and amortization of deferred debt expense. Interest expense increased in 2005 versus 2004 due to increased borrowing as the Company placed permanent 15-year fixed rate mortgages on its Development and Acquisition Properties. The increase in interest expense was offset in part by an increase in the amount of interest capitalized as a cost of properties under construction. The increase in average outstanding borrowings of approximately $89,000,000 resulted from financing the Development and Acquisition Properties (approximately $1,660,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 46 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $500,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2005 and 2004 quarters in the amount of $840,000 and $741,000, respectively (approximately $99,000 decrease in interest expense). Deferred debt cost amortization was $314,000 and $217,000, for the 2005 and 2004 quarters, respectively. The increase (approximately $97,000) resulted from amortization of financing costs of new mortgage loans and the early write-off of unamortized costs incident to the refinancing of the Company’s revolving credit facility during the 2005 quarter.

Depreciation and amortization. The increase in depreciation and amortization expense resulted primarily from the Development and Acquisition Properties placed in service during 2004 and 2005.

General and administrative. General and administrative expense consists of payroll, administrative and other overhead expenses. The increase in general and administrative expense for 2005 versus 2004 was attributable primarily to increased accounting expenses (49.0% or $234,000) resulting from Sarbanes-Oxley documentation and compliance requirements. The Company also incurred increased expenses related to the identification and study of proposed acquisition properties (19.0% or $91,000).

Liquidity and Capital Resources

Cash and cash equivalents were $11,668,000 and $6,100,000 at March 31, 2005 and 2004, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

(dollars in thousands)	Three months ended March 31,
	2005	2004
Cash provided by operating activities	$13,632	$13,133
Cash used in investing activities	(24,362)	(49,846)
Cash provided by financing activities	(11,163)	(2,431)

Decrease in cash	$(21,893)	$(39,144)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities primarily reflects the acquisition of properties (Palm Springs Center, Lansdowne Town Square land and New Market land) and the construction of Kentlands Place in 2004 and the acquisition of properties (Boca Valley Plaza, Countryside, Cruse MarketPlace and Kentlands Place land parcel) and the construction of Shops at Monocacy and Broadlands Village II in 2004.

Financing Activities

Cash used by financing activities for the period ended March 31, 2005 primarily reflects:

•	the repayment of borrowings on mortgage notes payable totaling $2,770,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $8,425,000;

•	distributions made to preferred stockholders during the period totaling $2,000,000; and

•	payment of $1,396,000 for financing costs of revolving credit facility;

which was partially offset by:

•	$3,428,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the issuance of convertible limited partnership interests in the Operating Partnership.

Cash used by financing activities for the period ended March 31, 2004 primarily reflects:

•	the repayment of borrowings on our mortgage notes payable totaling $9,204,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $8,210,000;

•	distributions made to preferred stockholders during the period totaling $1,244,000; and

•	payments of $491,000 for financing costs of a new mortgage loan in the 2004 quarter;

which was partially offset by:

•	$13,200,000 of proceeds received from mortgage notes payable incurred during the period; and

•	$3,518,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership.

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

As of March 31, 2005, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)

April 1 through December 31, 2005	$8,580
2006	12,259
2007	22,394
2008	14,176
2009	15,290
2010	16,462
Thereafter	361,715

Total	$450,876

Management believes that the Company’s capital resources, which at March 31, 2005 included cash balances of approximately $12 million and borrowing availability of $147.9 million on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future.

Preferred Stock Issue

The Company has preferred stock outstanding of 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after November 5, 2008. The depositary shares will pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 97,401 and 123,689 shares under the Plan at a weighted average discounted price of $32.40 and $26.69 per share during the three month periods ended March 31, 2005 and 2004, respectively.

Additionally, the Operating Partnership issued 2,552 and 2,928 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $32.40 and $26.69 per share during the three month periods ended March 31, 2005 and 2004, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2005.

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

During the quarter ended March 31, 2005 the Company closed on the refinancing of its revolving credit facility. On January 28, 2005 the Company replaced the former $125 million line and with a new three-year $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of March 31, 2005, the material covenants required the Company, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value in excess of liabilities of at least $400 million;

•	limit the amount of debt as a percentage of gross asset value (leverage ratio) to less than 60%;

•	limit the amount of debt so that interest coverage will exceed 2.1 to 1 on a trailing four quarter basis; and

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.55 to 1.

As of March 31, 2005, the Company was in compliance with all such covenants.

The Company also closed on two new fixed-rate, non-recourse financings during the second quarter of 2005. The first loan is a refinancing of the $9.2 million, 6.82% interest rate mortgage loan assumed during the February 2004 acquisition of Boca Valley Plaza. The new loan is a 15-year, $13,000,000 fixed-rate mortgage loan collateralized by Boca Valley Plaza. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.60% and a 30 year amortization schedule. A balloon payment of $9,107,000 will be due at loan maturity, May 2020. The second loan is a permanent financing of Palm Springs Center, acquired in March 2005. The loan is a 15-year, $12,500,000 fixed-rate mortgage loan collateralized by Palm Springs Center. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.30% and a 25 year amortization schedule. A balloon payment of $7,044,000 will be due at loan maturity, June 2020.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter ended March 31, 2005, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $12,254,000 representing an 11.7% increase over the 2004 quarter’s FFO available to common shareholders of $10,967,000. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Schedule

(Amounts in thousands)

	For the quarters ended March 31,
	2005	2004
Net income	$6,610	$6,305
Add:
Minority interests	2,029	2,024
Depreciation and amortization of real property	5,615	4,638

FFO	14,254	12,967
Subtract:
Preferred stock dividends	(2,000)	(2,000)

FFO Available to Common Shareholders	$12,254	$10,967

Average Shares and Units Used to Compute FFO per Share	21,758	21,164

(1)	FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village and Thruway. The following describes the acquisitions, redevelopments and renovations which affected the Company’s results of operations in 2004 and 2005.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company has redeveloped. The Company expects total redevelopment costs, including the initial property acquisition cost, to be approximately $22 million and has substantially completed construction. Olde Forte Village was 73% leased at March 31, 2005.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase commenced in March 2004 and was substantially completed in the fourth quarter of 2004. The Company expects total development costs of both phases, including the land acquisition, to be approximately $22 million. The second phase was 97% leased at March 31, 2005.

Thruway

During 2004, the Company completed construction of a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development includes replacing a former 6,100 square foot single-tenant pad building with a new multi-tenant building. Leases have been executed for 100% of the new space, including Ann Taylor Loft, JoS. A Banks Clothiers, Chico’s and Liz Claiborne. This $2.1 million expansion was substantially completed in April 2004.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 105,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. The Company expects total development costs, including the land acquisition, to be approximately $22.3 million. Construction was completed and Giant opened for business during October 2004. The property was 84% leased at March 31, 2005.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company commenced construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in April 2004. Development costs, including the land acquisition, are projected to total approximately $8.1 million, and the improvements were substantially completed in late 2004. The property was 77% leased at March 31, 2005, and additional tenant prospects have been identified and lease negotiations are proceeding for most of the remaining space.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988 was 92% leased at March 31, 2005 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 130,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 96% leased at March 31, 2005 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 94% leased at March 31, 2005. The center was purchased for $12.6 million, subject to the assumption of an $8.8 million mortgage.

Briggs Chaney Plaza

In April 2004 the Company acquired Briggs Chaney Plaza in Silver Spring, Maryland. Briggs Chaney Plaza is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, is 96% leased at March 31, 2005 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. The Company has completed interior construction to reconfigure a portion of the vacant space totaling approximately 11,000 square feet of leasable area. Seven of the eight newly created shop spaces have been leased. The Company has completed plans for a façade renovation of the shopping center and is scheduled to begin construction in the second quarter of 2005. The façade renovation is projected to be substantially completed in the fall of 2005.

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

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida. The center was 100% leased at March 31, 2005 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. The Company has contracted to purchase several adjoining parcels in order to assemble acreage for the development of a retail center near the I-70 interchange.

Lansdowne Town Square

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Square, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. The Company has plans to commence development of the retail center during 2005.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended March 31, 2005 and 2004, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of March 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2005	36	5	6,139,000	1,205,000	91.7%	95.5%
2004	33	5	5,685,000	1,203,000	94.4%	93.4%

The decrease in the portfolio’s leasing percentage in 2005 resulted primarily from the early departure of two tenants at Great Eastern Plaza and Southside Plaza whose spaces combined to total 152,000 square feet.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. However, as of March 31, 2005, the Company had no variable rate indebtedness outstanding. Interest rate fluctuations would affect the Company’s annual interest expense on its variable rate debt. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of March 31, 2005, the Company had fixed rate indebtedness totaling $450,876,000. If interest rates on the Company’s fixed rate debt instruments at March 31, 2005 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $24,756,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President and Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005.

During the three months ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

87,588 shares were acquired at a price of $32.40 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2005 dividend distribution.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

	(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

	(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(l)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(m)	Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, as filed as Exhibit 10.(p) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the December 31, 2002 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

	(o)	Revolving Credit Agreement, dated as of January 28, 2005, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank, National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank, National Association, Compass Bank, Sovereign Bank and First Horizon Bank, as Lenders, as filed as Exhibit 10.(q) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference.

	(p)	Guaranty, dated as of February 1, 2005, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(r) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference.

	(q)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(r)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(s)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: May 9, 2005	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: May 9, 2005	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: May 9, 2005	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)