Form 10-Q
period 2005-06-30
SAUL CENTERS INC
filed 2005-08-09
CIK 907254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2005

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

Number of shares of common stock, par value $0.01 per share outstanding as of August 9, 2005: 16,764,000

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2005	December 31, 2004
	Unaudited
Assets

Real estate investments
Land	$125,213	$119,029
Buildings and equipment	537,827	521,161
Construction in progress	50,243	42,618

	713,283	682,808
Accumulated depreciation	(190,198)	(181,420)

	523,085	501,388
Cash and cash equivalents	28,585	33,561
Accounts receivable and accrued income, net	21,309	20,654
Leasing costs, net	17,445	17,745
Prepaid expenses, net	1,098	2,421
Deferred debt costs, net	6,177	5,011
Other assets	4,708	2,616

Total assets	$602,407	$583,396

Liabilities

Mortgage notes payable	$464,367	$453,646
Dividends and distributions payable	10,748	10,424
Accounts payable, accrued expenses and other liabilities	13,742	12,318
Deferred income	7,271	6,044

Total liabilities	496,128	482,432

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,666,877 and 16,399,442 shares issued and outstanding, respectively	167	164
Additional paid-in capital	115,820	106,886
Accumulated deficit	(109,708)	(106,086)

Total stockholders’ equity	106,279	100,964

Total liabilities and stockholders’ equity	$602,407	$583,396

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Revenue
Base rent	$24,509	$22,751	$48,641	$44,027
Expense recoveries	4,700	4,018	9,680	7,912
Percentage rent	507	260	1,011	704
Other	1,036	859	1,727	1,586

Total revenue	30,752	27,888	61,059	54,229

Operating expenses
Property operating expenses	3,483	2,870	7,256	5,762
Provision for credit losses	79	99	133	168
Real estate taxes	2,757	2,488	5,340	4,879
Interest expense and amortization of deferred debt	7,615	6,634	15,024	12,900
Depreciation and amortization of leasing costs	5,532	5,347	11,147	9,985
General and administrative	2,334	2,121	4,568	3,877

Total operating expenses	21,800	19,559	43,468	37,571

Net operating income before minority interests	8,952	8,329	17,591	16,658

Minority interests
Minority share of income	(1,656)	(1,545)	(3,249)	(3,102)
Distributions in excess of earnings	(425)	(498)	(861)	(965)

Total minority interests	(2,081)	(2,043)	(4,110)	(4,067)

Net income	6,871	6,286	13,481	12,591

Preferred dividends	(2,000)	(2,000)	(4,000)	(4,000)

Net income available to common stockholders	$4,871	$4,286	$9,481	$8,591

Per share net income available to common stockholders
Basic and diluted	$0.29	$0.27	$0.57	$0.54

Distributions declared per common share outstanding	$0.40	$0.39	$0.79	$0.78

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2004	$100,000	$164	$106,886	$(106,086)	$100,964

Issuance of 101,724 shares of common stock:
97,401 shares due to dividend reinvestment plan	—	1	3,237	—	3,238
4,323 shares due to employee stock options, directors’ deferred stock plan and stock option awards	—	—	190	—	190
Net income	—	—	—	6,610	6,610
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($.39 per share)	—	—	—	(6,435)	(6,435)

Balance, March 31, 2005	100,000	165	110,313	(107,911)	102,567

Issuance of 165,711 shares of common stock:
158,607 shares due to dividend reinvestment plan	—	2	5,149	—	5,151
7,104 shares due to employee stock options, directors’ deferred stock plan and stock option awards	—	—	358	—	358
Net income	—	—	—	6,871	6,871
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($.40 per share)	—	—	—	(6,668)	(6,668)

Balance, June 30, 2005	$100,000	$167	$115,820	$(109,708)	$106,279

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$13,481	$12,591
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,110	4,067
Depreciation and amortization of prepaid leasing costs	11,147	9,985
Amortization of deferred debt	645	443
Provision for credit losses	133	168
Increase in accounts receivable and accrued income	(715)	(465)
Increase in leasing costs	(1,066)	(1,096)
Decrease in prepaid expenses	1,323	1,463
Increase in other assets	(2,092)	(4,029)
Increase in accounts payable, accrued expenses and other liabilities	631	6,096
Increase in deferred income	(521)	(1,351)

Net cash provided by operating activities	27,076	27,872

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(18,875)	(72,072)
Additions to real estate investments	(2,825)	(3,700)
Additions to development and redevelopment activities	(7,258)	(10,600)

Net cash used in investing activities	(28,958)	(86,372)

Cash flows from financing activities:
Proceeds from notes payable	25,500	36,700
Repayments on notes payable	(14,779)	(22,429)
Proceeds from revolving credit facility	—	22,000
Additions to deferred debt expense	(1,811)	(729)
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	8,937	7,513
Distributions to preferred stockholders	(4,000)	(3,244)
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(16,941)	(16,489)

Net cash (used) provided by financing activities	(3,094)	23,322

Net decrease in cash and cash equivalents	(4,976)	(35,178)
Cash and cash equivalents, beginning of period	33,561	45,244

Cash and cash equivalents, end of period	$28,585	$10,066

*	Supplemental discussion of non-cash investing and financing activities:

The $72,072,000 shown as 2004 real estate acquisitions does not include $18,025,000 in total assumed mortgages for two of the properties acquired as the assumption of these mortgages was a non-cash acquisition cost. On February 13, 2004, the Company purchased Boca Valley Plaza for an acquisition cost of $17,678,000 and assumed a mortgage of $9,200,000 with the balance being paid in cash. On March 25, 2004, the Company purchased Cruse MarketPlace for an acquisition cost of $12,897,000 and assumed a mortgage of $8,825,000 with the balance being paid in cash.

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company has developed and purchased several properties since mid year 2003. In July 2003 the Company purchased Olde Forte Village, a grocery anchored shopping center located in Fort Washington, Maryland. In November 2004 the Company completed the development of Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed development of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. Phase II, a 30,000 square foot addition to the center was completed in November 2004. In January 2004, the Company purchased a land parcel adjacent to its Kentlands Square shopping center, and is developing a 41,000 square foot retail/office property known as Kentlands Place. During 2004 and the first quarter of 2005 the Company acquired five grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia, (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, (4) Briggs Chaney Plaza, 197,000 square feet, located in Silver Spring, Maryland and (5) Palm Springs Center, 126,000 square feet, located in Altamonte Springs, Florida. As of June 30, 2005, the Company’s properties (the “Current Portfolio Properties”) consisted of 37 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and five (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Twenty-five of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of June 30, 2005, no single property accounted for more than 7.6% of the total gross leasable area. Only two retail tenants, Giant Food (5.5%), a tenant at nine Shopping Centers and Safeway (2.8%), a tenant at seven Shopping Centers and one office tenant, the United States Government (3.4%), a tenant at five properties, individually accounted for more than 2.5% of the Company’s total revenue for the six months ended June 30, 2005.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2004, which are included in its Annual Report on Form 10 K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Repair and maintenance expense, included in property operating expenses for the six month periods ended June 30, 2005 and 2004, was $3,192,000 and $2,401,000, respectively.

In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method with estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements. Depreciation expense during the six month periods ended June 30, 2005 and 2004, was $8,935,000 and $8,028,000, respectively. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $17,445,000 and $17,745,000, net of accumulated amortization of $10,311,000 and $9,461,000, as of June 30, 2005 and December 31, 2004, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $2,212,000 and $1,957,000, for the six months ended June 30, 2005 and 2004, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs are written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2005 and December 31, 2004 are as follows:

Construction in Progress

(In thousands)	June 30, 2005	December 31, 2004
Clarendon Center	$15,641	$14,976
Broadlands Village III	1,803	1,660
Lansdowne Town Center	8,727	6,872
Kentlands Place	7,344	5,905
Ashland Square	6,756	6,411
Olde Forte Village	5,258	4,755
Briggs Chaney Plaza	1,135	660
The Glen	1,985	—
Other	1,594	1,379

Total	$50,243	$42,618

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and income ceases to accrue and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $1,084,000 and $1,125,000, at June 30, 2005 and December 31, 2004, respectively.

In addition to rents due currently, accounts receivable include $13,307,000 and $12,101,000, at June 30, 2005 and December 31, 2004, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $157,000 and $237,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments are highly liquid investments that are both readily convertible to cash or so near their maturity that they present insignificant risk of changes in value arising from interest rate fluctuations. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $6,177,000 and $5,011,000, and are presented net of accumulated amortization of $2,639,000 and $4,229,000, at June 30, 2005 and December 31, 2004, respectively. During the six month period ending June 30, 2005, $2,189,000 of fully amortized deferred debt costs were written-off.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the following month’s rent, prepayment of real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and advance payments by tenants for tenant construction work provided by the Company. Also, when the Company purchases real estate investment properties, a portion of the purchase cost may be allocated to intangibles related to in-place leases in accordance with SFAS 141. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods considered in the valuation analysis.

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint.

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

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of options in 2003. The fair value of options granted in 2003, 2004 and 2005 was determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility, (2) Average Expected Term, (3) Expected Dividend Yield, and (4) Risk-free Interest Rate. The Company amortizes the value of options granted, ratably over the vesting period, and includes the amounts as compensation in general and administrative expenses.

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

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares from incentive stock options and 127,000 shares from nonqualified stock options) to twelve Company officers and to the twelve Company directors (the “2005 Options”). The officers’ 2005 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $33.22 was the market trading price of the Company’s common stock at the time of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2005 Options to be $484,500, of which $413,400 and $71,100 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $71,100 was expensed as of the date of grant. The expense of the officers’ options will be recognized as compensation expense monthly during the four years the options vest. The 2005 Options are due to expire May 5, 2015.

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. This replaces the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of June 30, 2005, 177,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

director was issued 200 shares, for each of the years ended December 31, 2005 and 2004, respectively. The shares were valued at the closing stock price on the dates the shares were awarded and the total value is included in general and administrative expenses for the period of the award.

Minority Interests

Saul Centers, Inc is the sole general partner of the Operating Partnership, owning a 76.2% common interest as of June 30, 2005. Minority interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority interests are increased for earnings allocated to limited partnership units and decreased for distributions. Amounts distributed in excess of the limited partners’ share of earnings also increase minority interests, are expensed in the respective period and are classified in the income statement as Distributions in excess of earnings.

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

Basic and Diluted Shares Outstanding

(In thousands, except per share data)	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding – Basic	16,613	16,090	16,540	16,019
Effect of dilutive options	94	33	92	31

Weighted average common shares outstanding – Diluted	16,707	16,123	16,632	16,050

Average Share Price	$33.87	$28.01	$33.84	$28.23

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces APB Opinion No. 20 and Statement of Financial Accounting Standards No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the dates FAS 154 was issued. The Company anticipates that the adoption of SFAS 154 will not have a material impact on it’s financial condition or results of operations.

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” On April 14, 2005, the Securities and Exchange Commission announced its decision to delay compliance with FAS No. 123R until the first fiscal year following December 15, 2005. Saul Centers therefore will adopt FAS No. 123R as required, effective January 1, 2006. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company already values stock option awards using the fair value method and expenses the option value over the vesting period of the options, in accordance with FAS 123. The Company estimates that the adoption of FAS No. 123R will not have a material impact upon it’s financial statements.

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

Briggs Chaney Plaza

On April 23, 2004, the Company completed the acquisition of the 197,000 square foot Safeway-anchored Briggs Chaney Plaza shopping center located in Silver Spring, Maryland. The center is 98% leased and was acquired for a purchase price of $27.3 million.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia, for a purchase price of $6.3 million. The Company has preliminary plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company has submitted a site plan to Prince William County during the second quarter of 2005 in order to obtain approvals for developing a shopping center totaling approximately 160,000 square feet, and is marketing the project to grocers and other retail businesses.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s-anchored Palm Springs Center located in Altamonte Springs, Florida. The center is 100% leased and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. The Company has contracted to purchase several adjoining parcels in order to assemble acreage for the development of a retail center near the I-70 interchange.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. The Company has submitted a site plan for final County approval, and plans to commence development of the retail center during late 2005.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company accounted for the operating property acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. The $17,700,000 total cost of acquiring 2005’s operating property, Palm Springs Center, included both the property’s purchase price and closing costs. A total of $846,000 of the total cost was allocated as lease intangible assets and included in lease acquisition costs at June 30, 2005. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 13.8 years. The value of below market leases totaled $1,748,000 and are being amortized over a weighted average term of 19.7 years, and is included in deferred income at June 30, 2005. The value of above market leases totaled $73,000 and is being amortized over a weighted average term of 4.1 years, and is included as a deferred asset in accounts receivable at June 30, 2005.

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the three month periods ended June 30, 2005 and 2004, respectively, as if the above described acquisition had occurred on January 1, 2005 and 2004, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the three months ended June 30, 2005 and 2004, respectively.

Pro-Forma Combined Condensed Statements of Operations

	Quarter ended June 30,
(in thousands, except per share data, unaudited)	2005	2004
Real estate revenues	$30,752	$28,170
Net income available to common stockholders	$4,871	$4,336
Earnings per common share – basic and diluted	$0.29	$0.27

	Six Months ended June 30,
	2005	2004
Real estate revenues	$61,286	$54,782
Net income available to common stockholders	$9,537	$8,670
Earnings per common share – basic	$0.58	$0.54
Earnings per common share – diluted	$0.57	$0.54

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

4. Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 23.8% limited partnership interest, represented by 5,202,000 convertible limited partnership units in the Operating Partnership, as of June 30, 2005. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). The limited partnership units were not convertible as of June 30, 2005 because The Saul Organization owned in excess of 24.9% of the Company’s Equity Securities.

The impact of The Saul Organization’s 23.8% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended June 30, 2005 and 2004, were 21,908,000 and 21,316,000, respectively. Fully converted partnership units and diluted weighted average shares outstanding for the six months ended June 30, 2005 and 2004, were 21,833,000 and 21,241,000, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Expense

Notes payable totaled $464,367,000 at June 30, 2005, all of which was fixed rate debt. At June 30, 2005, the Company had a $150 million unsecured revolving credit facility with no outstanding borrowings. On January 28, 2005 the Company replaced the former $125 million line and with a new three-year $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the Company’s existing unencumbered properties. Based upon the revised terms of the facility, the unencumbered properties support line availability of $87,500,000, of which $2,100,000 has been issued under a letter of credit, leaving $85,400,000 available for working capital uses. An additional $62,500,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Saul Centers has guaranteed portions of two mortgage notes payable totaling $7,464,000, the amount of which are considered recourse obligations to Saul Centers as of June 30, 2005. The guarantees are expected to be released upon the completion of improvements and achievement of specified leasing thresholds at two recently developed and/or acquired properties. Saul Centers is also a guarantor of the revolving credit facility. The Operating Partnership issued a letter of credit from the revolving credit facility in the amount of $2,100,000 related to a non-recourse mortgage note to ensure completion of construction at the recently developed Shops at Monocacy. The balance of the mortgage notes payable totaling $456,903,000 are non-recourse.

The Company has closed on two new fixed-rate, non-recourse financings during the second quarter of 2005. The first loan is a refinancing of the $9,200,000, 6.82% interest rate mortgage loan assumed during the February 2004 acquisition of Boca Valley Plaza. The new loan is a 15-year, $13,000,000 fixed-rate mortgage loan collateralized by Boca Valley Plaza. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.60% and a 30-year amortization schedule. A balloon payment of $9,107,000 will be due at loan maturity, May 2020. The second loan is a permanent financing of Palm Springs Center, acquired in March 2005. The loan is a 15-year, $12,500,000 fixed-rate mortgage loan collateralized by Palm Springs Center. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.30% and a 25-year amortization schedule. A balloon payment of $7,044,000 will be due at loan maturity, June 2020.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2005, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(In thousands)
July 1 through December 31, 2005	$5,990
2006	12,689
2007	13,649
2008	14,656
2009	15,797
2010	16,997
Thereafter	384,589

Total	$464,367

Interest expense and amortization of deferred debt costs for the quarter and six months ended June 30, 2005 and 2004, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(In thousands)	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest incurred	$8,122	$7,208	$16,058	$13,999
Amortization of deferred debt costs	332	227	645	443
Capitalized interest	(839)	(801)	(1,679)	(1,542)

Total	$7,615	$6,634	$15,024	$12,900

6. Stockholders’ Equity (Deficit) and Minority Interests

The Consolidated Statement of Operations for the three months ended June 30, 2005 includes a charge for minority interests of $2,081,000, consisting of $1,656,000 related to The Saul Organization’s share of net income for the quarter, and $425,000 related to distributions to minority interests in excess of allocated net income for the quarter. The minority interests charge for the three months ended June 30, 2004 of $2,043,000 consists of $1,545,000 related to The Saul Organization’s share of net income for the quarter, and $498,000 related to distributions to minority interests in excess of allocated net income for the quarter. The Consolidated Statement of Operations for the six months ended June 30, 2005 includes a charge for minority interests of $4,110,000, consisting of $3,249,000 related to The Saul Organization’s share of net income for

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

the period, and $861,000 related to distributions to minority interests in excess of allocated net income for the period. The minority interests charge for the six months ended June 30, 2004 of $4,067,000 consists of $3,102,000 related to The Saul Organization’s share of net income for the period, and $965,000 related to distributions to minority interests in excess of allocated net income for the period.

7. Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 14 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $869,000 and $862,000, for the six months ended June 30, 2005 and 2004, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term interest bearing money market accounts. As of June 30, 2005, approximately $28,456,000 was held in deposit in these accounts.

The Chairman and Chief Executive Officer, the President, the Senior Vice President- General Counsel and the Vice President-Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors.

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, included in general and administrative expenses or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $137,000 and $106,000, for the six months ended June 30, 2005 and 2004, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s expense, included in general and administrative expenses, totaled $11,000 and $285,000, for the six months ended June 30, 2005 and 2004, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $463,000 and $452,000 at June 30, 2005 and December 31, 2004, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2005 and 2004, which included rental payments for the Company’s headquarters lease, totaled $1,282,000 and $1,214,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of June 30, 2005 and December 31, 2004, accounts payable, accrued expenses and other liabilities included $207,000 and $193,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the above described Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the six months ended June 30, 2005 and 2004 were $323,000 and $264,000, respectively. Expenses arising from the lease are included in general and administrative expenses.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended June 30, 2005

Real estate rental operations:
Revenues	$21,667	$8,927	$158	$30,752
Expenses	(4,125)	(2,194)	—	(6,319)

Income from real estate	17,542	6,733	158	24,433
Interest expense & amortization of debt expense	—	—	(7,615)	(7,615)
General and administrative	—	—	(2,334)	(2,334)

Subtotal	17,542	6,733	(9,791)	14,484
Depreciation and amortization	(3,575)	(1,957)	—	(5,532)
Minority interests	—	—	(2,081)	(2,081)

Net income	$13,967	$4,776	$(11,872)	$6,871

Capital investment	$3,590	$1,006	$—	$4,596

Total assets	$417,277	$136,766	$48,364	$602,407

Quarter ended June 30, 2004

Real estate rental operations:
Revenues	$19,275	$8,595	$18	$27,888
Expenses	(3,455)	(2,002)	—	(5,457)

Income from real estate	15,820	6,593	18	22,431
Interest expense & amortization of debt expense	—	—	(6,634)	(6,634)
General and administrative	—	—	(2,121)	(2,121)

Subtotal	15,820	6,593	(8,737)	13,676
Depreciation and amortization	(3,541)	(1,806)	—	(5,347)
Minority interests	—	—	(2,043)	(2,043)

Net income	$12,279	$4,787	$(10,780)	$6,286

Capital investment	$34,934	$1,592	$—	$36,526

Total assets	$370,866	$137,985	$25,931	$534,782

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2005

Real estate rental operations:
Revenues	$43,027	$17,731	$301	$61,059
Expenses	(8,380)	(4,349)	—	(12,729)

Income from real estate	34,647	13,382	301	48,330
Interest expense & amortization of debt expense	—	—	(15,024)	(15,024)
General and administrative	—	—	(4,568)	(4,568)

Subtotal	34,647	13,382	(19,291)	28,738
Depreciation and amortization	(7,241)	(3,906)	—	(11,147)
Minority interests	—	—	(4,110)	(4,110)

Net income	$27,406	$9,476	$(23,401)	$13,481

Capital investment	$27,349	$1,609	$—	$28,958

Total assets	$417,277	$136,766	$48,364	$602,407

Six months ended June 30, 2004

Real estate rental operations:
Revenues	$37,121	$17,002	$106	$54,229
Expenses	(6,815)	(3,994)	—	(10,809)

Income from real estate	30,306	13,008	106	43,420
Interest expense & amortization of debt expense	—	—	(12,900)	(12,900)
General and administrative	—	—	(3,877)	(3,877)

Subtotal	30,306	13,008	(16,671)	26,643
Depreciation and amortization	(6,396)	(3,589)	—	(9,985)
Minority interests	—	—	(4,067)	(4,067)

Net income	$23,910	$9,419	$(20,738)	$12,591

Capital investment	$84,552	$1,820	$—	$86,372

Total assets	$370,866	$137,985	$25,931	$534,782

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2005 and for the three and six month periods ended June 30, 2005.

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

Results of Operations

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004

Revenue

(dollars in thousands)	For the quarters ended June 30,		2005 to 2004 Change
	2005	2004	$	%
Revenue
Base rent	$24,509	$22,751	$1,758	7.7%
Expense recoveries	4,700	4,018	682	17.0%
Percentage rent	507	260	247	95.0%
Other	1,036	859	177	20.6%

Total	$30,752	$27,888	$2,864	10.3%

Total revenue increased 10.3% in the quarter ended June 30, 2005 compared to the prior year’s quarter primarily as a result of operating revenue from three newly developed properties and two acquisition properties whose operating results are included in the current quarter’s results but not fully in the previous year’s results. The development properties, Shops at Monocacy, Kentlands Place and Broadlands Village II, and the acquisition properties Briggs Chaney Plaza and Palm Springs Center (the “Development and Acquisition Properties”), contributed $1,668,000 or 58.2% of the increase in revenues. Improved results at the Company’s Thruway and Southdale shopping centers and Avenel Business Park during the 2005 Quarter contributed $160,000 or 5.6%, $128,000 or 4.5% and $116,000 or 4.1% of the quarterly revenue improvement, respectively. Also contributing to the quarterly revenue increase was the receipt of a lease termination payment from a former tenant at 601 Pennsylvania Avenue (concurrent with the space being re-leased) contributed another $183,000 or 6.4% of quarterly revenue improvement. A discussion of the components of revenue follows.

Base rent. The increase in base rent for 2005 versus 2004 was primarily attributable (76.3% or approximately $1,341,000) to leases in effect at the Development and Acquisition Properties. The lease-up of space at Thruway (8.2% or approximately $145,000) and Avenel Business Park (6.9% or approximately $121,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the Development and Acquisition Properties (46.9% or approximately $320,000) while common area maintenance and real estate tax recovery income increased throughout the Current Portfolio Properties due to increased operating expenses and real property taxes.

Percentage rent. Percentage rent is rental income calculated on the portion of a tenant’s sales revenue that exceed a specified breakpoint. Percentage rent for the 2005 quarter increased due to timing differences in the submission of sales reports used to calculate percentage rent by a tenant each, at Great Eastern Plaza (57.5% or approximately $142,000) and Thruway (24.3% or approximately $60,000).

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. Other income increased during 2005 versus 2004 as a result of a lease termination fee collected from a former tenant at 601 Pennsylvania Avenue ($183,000) and increased interest income from short-term investments ($139,000). The increases in other income were offset in part by reduced parking income in the office portfolio, particularly at 601 Pennsylvania Avenue ($76,000) where available parking spaces were temporary curtailed while the parking deck was being refurbished.

Operating Expenses

(dollars in thousands)	For the quarters ended June 30,		2005 to 2004 Change
	2005	2004	$	%
Operating Expenses
Property operating expenses	$3,483	$2,870	$613	21.4%
Provision for credit losses	79	99	(20)	(20.2)%
Real estate taxes	2,757	2,488	269	10.8%
Interest and amortization of deferred debt expense	7,615	6,634	981	14.8%
Depreciation and amortization.	5,532	5,347	185	3.5%
General and administrative	2,334	2,121	213	10.0%

Total	$21,800	$19,559	$2,241	11.5%

Increases in operating expenses resulted primarily from the operation of the Development and Acquisition Properties and to a lesser extent, nominal price increases of services required to operate the Company’s other operating properties.

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses was caused primarily by the operation of the Development and Acquisition Properties (38.3% or approximately $235,000) and to a lesser extent increased operating expenses for the Company’s five office properties ($136,000 or approximately 22.2%).

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The Company’s credit loss experience was relatively stable between the two periods. The provision for credit losses totals less than five tenths of one percent (0.5%) of total revenue for each period.

Real estate taxes. The increase in real estate taxes for 2005 versus 2004 was largely impacted by the commencement of operations at the Development and Acquisition Properties (46.5% or approximately $125,000) and a 5.9% average increase in real estate taxes for the balance of the Company’s properties.

Interest and amortization of deferred debt expense. Interest expense increased in 2005 versus 2004 due to increased borrowing as the Company placed permanent 15-year fixed rate mortgages on its Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $55,000,000 resulted from financing the Development and Acquisition Properties (approximately $991,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 17 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $194,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2005 and 2004 quarters in the amount of $839,000 and $801,000, respectively (approximately $38,000 decrease in interest expense). Deferred debt cost amortization was $332,000 and $227,000, for the 2005 and 2004 quarters, respectively. The increase (approximately $105,000) resulted from amortization of financing costs of new mortgage loans and the early write-off of unamortized costs incident to the refinancing of the Company’s revolving credit facility during the 2005 quarter. The Company also paid a $92,000 prepayment premium on the refinancing of a mortgage loan during 2005 in order to obtain a new 15-year loan at a lower interest rate.

Depreciation and amortization. The increase in depreciation and amortization expense resulted primarily from the Development and Acquisition Properties placed in service during 2004 and 2005.

General and administrative. General and administrative expenses consists of payroll, administrative and other overhead expenses. The increase in general and administrative expenses for 2005 versus 2004 was attributable primarily to increased payroll and related expenses in part for the identification and study of proposed acquisition properties (99.5% or $212,000).

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenue

(dollars in thousands)	For the periods ended June 30,		2005 to 2004 Change
	2005	2004	$	%
Revenue
Base rent	$48,641	$44,027	$4,614	10.5%
Expense recoveries	9,680	7,912	1,768	22.3%
Percentage rent	1,011	704	307	43.6%
Other	1,727	1,586	141	8.9%

Total	$61,059	$54,229	$6,830	12.6%

Total revenue increased 12.6% in the six month period ended June 30, 2005 compared to the prior year’s period primarily as a result of increased operating revenue contributed by (1), the Development and Acquisition Properties and (2) three operating properties acquired during the first quarter of 2004, Boca Valley Plaza, Countryside, Cruse MarketPlace (the “YTD Development and Acquisition Properties”), whose operating results are included in the current period’s operating income but not fully in the previous year’s results. The YTD Development and Acquisition Properties contributed $4,582,000 or 67.1% of the increase in revenues. Improved results at the Company’s Thruway (resulting from a 10,000 SF expansion completed in April 2004) and Southdale shopping centers, and Avenel Business Park during the 2005 period, contributed $450,000 or 6.6%, $313,000 or 4.6% and $223,000 or 3.3% of the six month period revenue improvement, respectively. 601 Pennsylvania Avenue also contributed $370,000 or 5.4% of the increase due to both a collection of a lease termination fee and increased rental income because all of its rentable area was producing rent during the 2005 period while a portion of the area was being prepared for occupancy during the 2004 period. A discussion of the components of revenue follows.

Base rent. The increase in base rent for 2005 versus 2004 was primarily attributable (77.0% or approximately $3,551,000) to leases in effect at the YTD Development and Acquisition Properties. The lease-up of space at the office portfolio (9.9% or approximately $458,000) and Thruway (7.7% or approximately $354,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the YTD Development and Acquisition Properties (56.2% or approximately $994,000) while common area maintenance recovery income increased throughout the Current Portfolio Properties due to increased operating expenses (30.7% or approximately $543,000).

Percentage rent. Percentage rent is rental income calculated on the portion of a tenant’s sales revenue that exceed a specified breakpoint. Percentage rent for the 2005 period increased due to timing differences in the submission of sales reports used to calculate percentage rent by a tenant each, at Great Eastern Plaza (24.4% or approximately $75,000) and Thruway (19.5% or approximately $60,000). Additionally, 2005 period percentage increased as a result of a tenant at Southdale paying percentage rent for the first time (14.0% or approximately $43,000) and increased sales reported by a restaurant tenant at 601 Pennsylvania Avenue (17.9% or approximately $55,000).

Other income. Other income consists primarily of parking income at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. Other income increased during 2005 versus 2004 as a result of increased interest income from short-term investments ($191,000) and the collection of a lease termination fee from a former tenant at 601 Pennsylvania Avenue ($183,000). The increases in other income were offset in part by reduced parking income in the office portfolio ($196,000), primarily at 601 Pennsylvania Avenue where parking spaces were temporarily placed out of service while the parking deck was being refurbished.

Operating Expenses

(dollars in thousands)	For the periods ended June 30,		2005 to 2004 Change
	2005	2004	$	%
Operating Expenses
Property operating expenses	$7,256	$5,762	$1,494	25.9%
Provision for credit losses	133	168	(35)	(20.8)%
Real estate taxes	5,340	4,879	461	9.4%
Interest and amortization of deferred debt expense	15,024	12,900	2,124	16.5%
Depreciation and amortization.	11,147	9,985	1,162	11.6%
General and administrative	4,568	3,877	691	17.8%

Total	$43,468	$37,571	$5,897	15.7%

Increases in operating expenses resulted primarily from the operation of the Development and Acquisition Properties and to a lesser extent, nominal price increases of services required to operate the Company’s other operating properties.

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses was caused primarily by the operation of the Development and Acquisition Properties (44.4% or approximately $664,000) and to a lesser extent increased operating expenses at the office properties (22.0% or approximately $328,000) and increased repair and maintenance expenses in shopping centers owned more than one year (21.6% or approximately $323,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The Company’s credit loss experience was relatively stable between the two periods. The provision for credit losses totals less than five tenths of one percent (0.5%) of total revenue for each period.

Real estate taxes. The increase in real estate taxes for 2005 versus 2004 was primarily attributable to the commencement of operations at the Development and Acquisition Properties (76.4% or approximately $352,000).

Interest and amortization of deferred debt expense. Interest expense increased in 2005 versus 2004 due to increased borrowing as the Company placed permanent 15-year fixed rate mortgages on its Development and Acquisition Properties. The increase in interest expense was offset in part by an increase in the amount of interest capitalized as a cost of properties under construction. The increase in average outstanding borrowings of approximately $72,000,000 resulted from financing the Development and Acquisition Properties (approximately $2,634,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 31 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $700,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2005 and 2004 periods in the amount of $1,679,000 and $1,542,000, respectively (approximately $137,000 decrease in interest expense). Deferred debt cost amortization was $646,000 and $444,000, for the 2005 and 2004 periods, respectively. The increased expense (approximately $202,000) resulted from amortization of financing costs of new mortgage loans and the early write-off of unamortized costs incident to the refinancing of the Company’s revolving credit facility during the 2005 period. The Company also paid a $92,000 prepayment premium on the refinancing of a mortgage loan during 2005 in order to obtain a new 15-year loan at a lower interest rate.

Depreciation and amortization. The increase in depreciation and amortization expense resulted primarily from the Development and Acquisition Properties placed in service during 2004 and 2005.

General and administrative. General and administrative expenses consists of payroll, administrative and other overhead expenses. The increase in general and administrative expenses for 2005 versus 2004 was attributable primarily to increased accounting expenses resulting from Sarbanes-Oxley documentation and compliance requirements (41.5% or $287,000) and increased payroll and related expenses in part for the identification and study of proposed acquisition properties (37.3% or $258,000).

Liquidity and Capital Resources

Cash and cash equivalents were $28,585,000 and $10,066,000 at June 30, 2005 and 2004, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

(dollars in thousands)	Six months ended June 30,
	2005	2004
Cash provided by operating activities	$27,076	$27,872
Cash used in investing activities	(28,958)	(86,372)
Cash (used) provided by financing activities	(3,094)	23,322

Decrease in cash	$(4,976)	$(35,178)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities primarily reflects the acquisition of properties (Palm Springs Center, Lansdowne Town Center land and New Market land) and the construction of Kentlands Place in 2005 and the acquisition of properties (Boca Valley Plaza, Countryside, Cruse MarketPlace, Briggs Chaney Plaza and Kentlands Place land parcel) and the construction of Shops at Monocacy and Broadlands Village II in 2004.

Financing Activities

Cash used by financing activities for the period ended June 30, 2005 primarily reflects:

•	the repayment of borrowings on mortgage notes payable totaling $14,779,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $16,941,000;

•	distributions made to preferred stockholders during the period totaling $4,000,000; and

•	payment of $1,811,000 for financing costs of the revolving credit facility and two new mortgage loans;

which was partially offset by:

•	$25,500,000 of proceeds received from mortgage notes payable incurred during the period; and

•	$8,937,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the issuance of convertible limited partnership interests in the Operating Partnership.

Cash provided by financing activities for the period ended June 30, 2004 primarily reflects:

•	$36,700,000 of proceeds received from mortgage notes payable incurred during the period;

•	$22,000,000 of proceeds received from the revolving credit facility; and

•	$7,513,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on our mortgage notes payable totaling $22,429,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $16,489,000;

•	distributions made to preferred stockholders during the period totaling $3,244,000; and

•	payments of $729,000 for financing costs of a new mortgage loan in the 2004 quarter.

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

Long-term liquidity requirements consisted primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company expects to meet long-term liquidity requirements through cash provided from operations, long-term secured and unsecured borrowings, private or public offerings of debt or equity securities and proceeds from the sales of properties. Borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership which can be converted into shares of Saul Centers common stock. The availability and terms of any such financing will depend upon market and other conditions.

As of June 30, 2005, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
July 1 through December 31, 2005	$5,990
2006	12,689
2007	13,649
2008	14,656
2009	15,797
2010	16,997
Thereafter	384,589

Total	$464,367

Management believes that the Company’s capital resources, which at June 30, 2005 included cash balances of approximately $28.6 million and borrowing availability of $147.9 million on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 256,008 and 263,942 shares under the Plan at a weighted average discounted price of $32.46 and $25.40 per share during the six month periods ended June 30, 2005 and 2004, respectively.

Additionally, the Operating Partnership issued 2,552 and 6,198 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $32.40 and $25.40 per share during the six month periods ended June 30, 2005 and 2004, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2005.

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

During the quarter ended June 30, 2005 the Company closed on the refinancing of its revolving credit facility. On January 28, 2005 the Company replaced the former $125 million line and with a new three-year $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of June 30, 2005, the material covenants required the Company, on a consolidated basis, to:

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

As of June 30, 2005, the Company was in compliance with all such covenants.

The Company also closed on two new fixed-rate, non-recourse financings during the second quarter of 2005. The first loan is a refinancing of the $9,200,000, 6.82% interest rate mortgage loan assumed during the February 2004 acquisition of Boca Valley Plaza. The new loan is a 15-year, $13,000,000 fixed-rate mortgage loan collateralized by Boca Valley Plaza. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.60% and a 30-year amortization schedule. A balloon payment of $9,107,000 will be due at loan maturity, May 2020. The second loan is a permanent financing of Palm Springs Center, acquired in March 2005. The loan is a 15-year, $12,500,000 fixed-rate mortgage loan collateralized by Palm Springs Center. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.30% and a 25-year amortization schedule. A balloon payment of $7,044,000 will be due at loan maturity, June 2020.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter ended June 30, 2005, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $12,484,000 and $24,738,000, representing a 6.9% and 9.3%, increase over the 2004 quarter and six month period’s FFO available to common shareholders, respectively. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Schedule

	For the quarters ended June 30,
(Amounts in thousands)	2005	2004
Net income	$6,871	$6,286
Add:
Minority interests	2,081	2,043
Depreciation and amortization of real property	5,532	5,347

FFO	14,484	13,676
Subtract:
Preferred stock dividends	(2,000)	(2,000)

FFO Available to Common Shareholders	$12,484	$11,676

Average Shares and Units Used to Compute FFO per Share	21,908	21,316

	For the six months ended June 30,
	2005	2004
Net income	$13,481	$12,591
Add:
Minority interests	4,110	4,067
Depreciation and amortization of real property	11,147	9,985

FFO	28,738	26,643
Subtract:
Preferred stock dividends	(4,000)	(4,000)

FFO Available to Common Shareholders	$24,738	$22,643

Average Shares and Units Used to Compute FFO per Share	21,833	21,241

(1)	FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

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

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company has redeveloped. The reconfigured shopping center now totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, are expected to total approximately $22 million. Construction at Olde Forte Village was substantially completed during the second quarter of 2005. The center was 79% leased at June 30, 2005.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase commenced in March 2004 and was substantially completed in the fourth quarter of 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The second phase was 100% leased at June 30, 2005.

Thruway

During 2004, the Company completed construction of a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development includes replacing a former 6,100 square foot single-tenant pad building with a new multi-tenant building. All of the new space is leased and occupied by tenants including Ann Taylor Loft, JoS. A Banks Clothiers, Chico’s and Liz Claiborne. This $2.1 million expansion was substantially completed in April 2004.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 105,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. The Company’s total development costs, including the land acquisition, were approximately $22.3 million. Construction was completed and Giant opened for business during October 2004. The property was 89% leased at June 30, 2005.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, are projected to total approximately $8.1 million. The property was 88% leased at June 30, 2005, and additional tenant prospects have been identified and lease negotiations are proceeding for the remaining space.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988 was 90% leased at June 30, 2005 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 142,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 95% leased at June 30, 2005 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 94% leased at June 30, 2005. The center was purchased for $12.6 million, subject to the assumption of an $8.8 million mortgage.

Briggs Chaney Plaza

In April 2004 the Company acquired Briggs Chaney Plaza in Silver Spring, Maryland. Briggs Chaney Plaza is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, is 98% leased at June 30, 2005 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. The Company has completed interior construction to reconfigure a portion of the vacant space totaling approximately 11,000 square feet of leasable area. All of the eight newly created shop spaces have been leased. The Company has commenced construction of a façade renovation of the shopping center which is scheduled to be completed in the fall of 2005.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has preliminary plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company has submitted a site plan to Prince William County during the second quarter of 2005 in order to obtain approvals to build an approximately 160,000 square foot center, and is marketing the project to grocers and other retail businesses.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida. The center was 100% leased at June 30, 2005 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. The Company has contracted to purchase several adjoining parcels in order to assemble acreage for the development of a retail center near the I-70 interchange.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. The Company has submitted a site plan for final county approval, and plans to commence development of the retail center during late 2005.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended June 30, 2005 and 2004, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of June 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2005	37	5	6,206,000	1,206,000	92.7%	96.2%
2004	34	5	5,868,000	1,206,000	93.8%	94.8%

The decrease in the shopping center portfolio’s leasing percentage in 2005 resulted primarily from the vacancy of an 113,000 square foot space at Great Eastern Plaza. The space was re-leased in July 2005.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. However, as of June 30, 2005, the Company had no variable rate indebtedness outstanding. Interest rate fluctuations would affect the Company’s annual interest expense on its variable rate debt. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of June 30, 2005, the Company had fixed rate indebtedness totaling $464,367,000. If interest rates on the Company’s fixed rate debt instruments at June 30, 2005 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $25,935,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005.

During the three months ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

140,819 shares were acquired at a price of $32.50 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2005 dividend distribution.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 6, 2005, the Company held its Annual Meeting of Stockholders, at which B. Francis Saul II, John E. Chapoton, James W. Symington and John R. Whitmore were reelected to the Board of Directors for three year terms expiring at the 2008 Annual Meeting, each receiving in excess of 99% of the votes cast by holders of 14,943,422 shares of the Company’s common stock present in person at the meeting or by proxy (representing 91.5% of outstanding shares). The terms of the remaining Board members did not expire as of the May 6, 2005 meeting and those individuals continue as directors of the Company. In addition, 14,890,689 voted for, 43,569 voted against and 9,164 abstained for, ratification of Ernst & Young as independent public accountants.

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

SAUL CENTERS, INC. (Registrant)

Date: August 9, 2005	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: August 9, 2005	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: August 9, 2005	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)