Form 10-Q
period 2005-09-30
SAUL CENTERS INC
filed 2005-11-09
CIK 907254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Number of shares of common stock, par value $0.01 per share outstanding as of November 8, 2005:  16,877,000

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2004, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2005	December 31, 2004
	Unaudited
Assets

Real estate investments
Land	$124,915	$119,029
Buildings and equipment	534,872	521,161
Construction in progress	57,380	42,618

	717,167	682,808
Accumulated depreciation	(191,699)	(181,420)

	525,468	501,388
Cash and cash equivalents	27,344	33,561
Accounts receivable and accrued income, net	22,448	20,654
Leasing costs, net	17,031	17,745
Prepaid expenses, net	3,704	2,421
Deferred debt costs, net	5,930	5,011
Other assets	3,337	2,616

Total assets	$605,262	$583,396

Liabilities

Mortgage notes payable	$461,416	$453,646
Dividends and distributions payable	11,247	10,424
Accounts payable, accrued expenses and other liabilities	13,985	12,318
Deferred income	8,427	6,044

Total liabilities	495,075	482,432

Minority interests	1,484	—

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,763,924 and 16,399,442 shares issued and outstanding, respectively	168	164
Additional paid-in capital	119,429	106,886
Accumulated deficit	(110,894)	(106,086)

Total stockholders’ equity	108,703	100,964

Total liabilities and stockholders’ equity	$605,262	$583,396

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Revenue
Base rent	$25,023	$23,324	$73,664	$67,351
Expense recoveries	5,004	4,448	14,684	12,360
Percentage rent	407	440	1,418	1,144
Other	2,748	832	4,475	2,418

Total revenue	33,182	29,044	94,241	83,273

Operating expenses
Property operating expenses	3,437	3,186	10,693	8,948
Provision for credit losses	50	131	183	299
Real estate taxes	2,830	2,325	8,170	7,204
Interest expense and amortization of deferred debt	7,525	7,008	22,549	19,908
Depreciation and amortization of leasing costs	7,162	5,511	18,309	15,496
General and administrative	2,484	2,090	7,052	5,967

Total operating expenses	23,488	20,251	66,956	57,822

Operating income before minority interests and gain on sale of property	9,694	8,793	27,285	25,451
Gain on sale of property	—	572	—	572

Net operating income before minority interests	9,694	9,365	27,285	26,023

Minority interests
Minority share of income	(1,838)	(1,784)	(5,087)	(4,886)
Distributions in excess of earnings	—	(226)	(861)	(1,191)

Total minority interests	(1,838)	(2,010)	(5,948)	(6,077)

Net income	7,856	7,355	21,337	19,946

Preferred dividends	(2,000)	(2,000)	(6,000)	(6,000)

Net income available to common stockholders	$5,856	$5,355	$15,337	$13,946

Per share net income available to common stockholders
Basic	$0.35	$0.33	$0.92	$0.87

Diluted	$0.35	$0.33	$0.92	$0.86

Distributions declared per common share outstanding	$0.42	$0.39	$1.21	$1.17

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2004	100,000	164	106,886	(106,086)	100,964

Issuance of 101,724 shares of common stock:
97,401 shares due to dividend reinvestment plan	—	1	3,237	—	3,238
4,323 shares due to employee stock options, directors’ deferred stock plan and stock option awards	—	—	190	—	190
Net income	—	—	—	6,610	6,610
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($.39 per share)	—	—	—	(6,435)	(6,435)

Balance, March 31, 2005	100,000	165	110,313	(107,911)	102,567

Issuance of 165,711 shares of common stock:
158,607 shares due to dividend reinvestment plan	—	2	5,149	—	5,151
7,104 shares due to employee stock options, directors’ deferred stock plan and stock option awards	—	—	358	—	358
Net income	—	—	—	6,871	6,871
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($.40 per share)	—	—	—	(6,668)	(6,668)

Balance, June 30, 2005	100,000	167	115,820	(109,708)	106,279

Issuance of 97,047 shares of common stock:
91,353 shares due to dividend reinvestment plan	—	1	3,349	—	3,350
5,694 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	260	—	260
Net income	—	—	—	7,856	7,856
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($.42 per share)	—	—	—	(7,042)	(7,042)

Balance, September 30, 2005	$100,000	$168	$119,429	$(110,894)	$108,703

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$21,337	$19,946
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	—	(572)
Minority interests	5,948	6,077
Depreciation and amortization of leasing costs	18,309	15,496
Amortization of deferred debt costs	902	687
Provision for credit losses	183	299
Increase in accounts receivable and accrued income	(1,904)	(3,553)
Increase in leasing costs	(1,688)	(1,849)
(Increase) decrease in prepaid expenses	(1,283)	561
Increase in other assets	(721)	(2,102)
Increase in accounts payable, accrued expenses and other liabilities	1,001	15,138
Increase (decrease) in deferred income	635	(855)

Net cash provided by operating activities	42,719	49,273

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(20,403)	(72,072)
Additions to real estate investments	(4,627)	(5,993)
Additions to development and redevelopment activities	(12,438)	(29,407)
Proceeds from sale of property	—	833

Net cash used in investing activities	(37,468)	(106,639)

Cash flows from financing activities:
Proceeds from notes payable	25,500	68,049
Repayments on notes payable	(17,730)	(13,824)
Additions to deferred debt costs	(1,821)	(1,445)
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	14,398	11,165
Distributions to preferred stockholders	(6,000)	(5,244)
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(25,815)	(24,794)

Net cash (used) provided by financing activities	(11,468)	33,907

Net decrease in cash and cash equivalents	(6,217)	(23,459)
Cash and cash equivalents, beginning of period	33,561	45,244

Cash and cash equivalents, end of period	$27,344	$21,785

*	Supplemental discussion of non-cash investing and financing activities:

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company has developed and purchased several properties since mid year 2003. In July 2003 the Company purchased Olde Forte Village, a grocery anchored shopping center located in Fort Washington, Maryland. In November 2004 the Company completed the development of Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed development of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. Phase II, a 30,000 square foot addition to the center was completed in November 2004. In January 2004, the Company purchased a land parcel adjacent to its Kentlands Square shopping center, and constructed a 41,000 square foot retail/office property known as Kentlands Place. During 2004 and the first quarter of 2005 the Company acquired five grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia, (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, (4) Briggs Chaney MarketPlace, 197,000 square feet, located in Silver Spring, Maryland and (5) Palm Springs Center, 126,000 square feet, located in Altamonte Springs, Florida. As of September 30, 2005, the Company’s properties (the “Current Portfolio Properties”) consisted of 37 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. Twenty-five of the Shopping Centers are anchored by a grocery store and offer primarily day-to-day necessities and services. As of September 30, 2005, no single property accounted for more than 7.7% of the total gross leasable area. Only two retail tenants, Giant Food (5.3%), a tenant at nine Shopping Centers and Safeway (3.1%), a tenant at seven Shopping Centers and one office tenant, the United States Government (3.2%), a tenant at five properties, individually accounted for more than 2.5% of the Company’s total revenue for the nine months ended September 30, 2005.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers for the interim periods. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers for the year ended December 31, 2004, which are included in its Annual Report on Form 10 K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Repair and maintenance expense, included in property operating expenses for the nine month periods ended September 30, 2005 and 2004, was $4,554,000 and $3,632,000, respectively.

In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method with estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements. Depreciation expense during the nine month periods ended September 30, 2005 and 2004, was $15,061,000 and $12,471,000, respectively. Leasehold improvements are depreciated over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $17,031,000 and $17,745,000, net of accumulated amortization of $10,793,000 and $9,461,000, as of September 30, 2005 and December 31, 2004, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $3,248,000 and $3,025,000, for the nine months ended September 30, 2005 and 2004, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2005 and December 31, 2004 are as follows:

Construction in Progress

(In thousands)	September 30, 2005	December 31, 2004
Clarendon Center	$16,043	$14,976
Lansdowne Town Center	9,353	6,872
Kentlands Place	7,814	5,905
Ashland Square	7,029	6,411
Olde Forte Village	5,604	4,755
The Glen	3,558	—
Broadlands Village III	2,776	1,660
Lexington	1,825	—
Briggs Chaney MarketPlace	1,687	660
Other	1,691	1,379

Total	$57,380	$42,618

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $376,000 and $1,125,000, at September 30, 2005 and December 31, 2004, respectively.

In addition to rents due currently, accounts receivable include $14,025,000 and $12,101,000, at September 30, 2005 and December 31, 2004, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $118,000 and $237,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are amortized over the terms of the respective loans or agreements. Deferred debt costs totaled $5,930,000 and $5,011,000, and are presented net of accumulated amortization of $2,896,000 and $4,229,000, at September 30, 2005 and December 31, 2004, respectively. During the nine month period ending September 30, 2005, $2,235,000 of fully amortized deferred debt costs was written-off.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent a portion of property operating expenses billable to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint.

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

The Company established a stock option plan in 1993 (the “1993 Plan”) for the purpose of attracting and retaining executive officers and other key personnel. The 1993 Plan provides for grants of options to purchase a specified number of shares of common stock. A total of 400,000 shares were made available under the 1993 Plan. The 1993 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted. On May 23, 2003, the Compensation Committee granted options to purchase a total of 220,000 shares (80,000 shares from incentive stock options and 140,000 shares from nonqualified stock options) to six Company officers (the “2003 Options”). Following the grant of the 2003 Options, no additional shares remained for issuance under the 1993 Plan. The 2003 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The exercise price of $24.91 was the closing market price of the Company’s common stock on the date of the award.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares from incentive stock options and 125,000 shares from nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $25.78 was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $360,000, of which $293,000 and $67,000 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $67,000 was expensed as of the date of grant. The expense of the officers’ options is being recognized as compensation expense monthly during the four years the options vest. The 2004 Options are due to expire April 25, 2014.

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares from incentive stock options and 127,000 shares from nonqualified stock options) to twelve Company officers and to the twelve Company directors (the “2005 Options”). The officers’ 2005 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $33.22 was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2005 Options to be $484,500, of which $413,400 and $71,100 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $71,100 was expensed as of the date of grant. The expense of the officers’ options is being recognized as compensation expense monthly during the four years the options vest. The 2005 Options are due to expire May 5, 2015.

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. This replaces the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of September 30, 2005, 181,000 shares had been credited to the directors’ deferred fee accounts.

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

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.1% common interest as of September 30, 2005. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

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

Basic and Diluted Shares Outstanding

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Weighted average common shares outstanding – Basic	16,733	16,227	16,604	16,088
Effect of dilutive options	127	68	103	42

Weighted average common shares outstanding – Diluted	16,860	16,295	16,707	16,130

Average Share Price	$36.94	$31.08	$34.89	$29.20

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces APB Opinion No. 20 and Statement of Financial Accounting Standards No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the dates FAS 154 was issued. The Company anticipates that the adoption of SFAS 154 will not have a material impact on its financial position or results of operations.

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” On April 14, 2005, the Securities and Exchange Commission announced its decision to delay compliance with FAS No. 123R until the first fiscal year following December 15, 2005. Saul Centers therefore will adopt FAS No. 123R as required, effective January 1, 2006. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company already values stock option awards using the fair value method and expenses the option value over the vesting period of the options, in accordance with FAS 123. The Company anticipates that the adoption of FAS No. 123R will not have a material impact upon its financial statements.

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

Briggs Chaney MarketPlace

On April 23, 2004, the Company completed the acquisition of the 197,000 square foot Safeway-anchored Briggs Chaney MarketPlace shopping center located in Silver Spring, Maryland. The center is 98% leased and was acquired for a purchase price of $27.3 million.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia, for a purchase price of $6.3 million. The Company has preliminary plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company submitted a site plan to Prince William County during the second quarter of 2005 in order to obtain approvals for developing a shopping center totaling approximately 160,000 square feet, and is marketing the project to grocers and other retail businesses.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s-anchored Palm Springs Center located in Altamonte Springs, Florida. The center is 100% leased and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1,500,000. The Company has contracted to purchase one additional parcel with the intent to assemble acreage for retail development near the I-70 interchange.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. The Company has submitted a site plan for final County approval, and plans to commence construction of the 191,000 square foot retail center during late 2005. A lease was executed with Harris Teeter for a 55,000 square foot grocery store to anchor this development.

The Company accounted for the operating property acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. The $17,700,000 total cost of acquiring 2005’s operating property, Palm Springs Center, included both the property’s purchase price and closing costs. A total of $846,000 of the total cost was allocated as lease intangible assets and included in lease acquisition costs at September 30, 2005. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 13.8 years. The value of below market leases totaled $1,748,000 and is being amortized over a weighted average term of 19.7 years, and was recorded as deferred income at the time of acquisition. The value of above market leases totaled $73,000 and is being amortized over a weighted average term of 4.1 years, and was recorded as a deferred asset in accounts receivable at the time of acquisition.

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the three and nine month periods ended September 30, 2005 and 2004, respectively, as if the above described acquisition had occurred on January 1, 2005 and 2004, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the three and nine months ended September 30, 2005 and 2004, respectively.

Pro-Forma Combined Condensed Statements of Operations

(in thousands, except per share data, unaudited)	Quarter ended September 30,
	2005	2004
Total revenue	$33,182	$29,319
Net income available to common stockholders	$5,856	$5,387
Earnings per common share – basic and diluted	$0.35	$0.33

	Nine months ended September 30,
	2005	2004
Total revenue	$94,468	$84,101
Net income available to common stockholders	$15,393	$14,057
Earnings per common share – basic	$0.93	$0.87
Earnings per common share – diluted	$0.92	$0.87

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

4. Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 23.9% limited partnership interest, represented by 5,252,000 convertible limited partnership units in the Operating Partnership, as of September 30, 2005. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). The limited partnership units were not convertible as of September 30, 2005 because The Saul Organization owned in excess of 24.9% of the Company’s Equity Securities.

The Operating Partnership issued 53,035 and 8,967 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $36.46 and $26.55 per share during the nine month periods ended September 30, 2005 and 2004, respectively.

The impact of The Saul Organization’s 23.9% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended September 30, 2005 and 2004, were 22,096,000 and 21,491,000, respectively. Fully converted partnership units and diluted weighted average shares outstanding for the nine months ended September 30, 2005 and 2004, were 21,921,000 and 21,323,000, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

Notes payable totaled $461,416,000 at September 30, 2005, all of which was fixed rate debt. At September 30, 2005, the Company had a $150 million unsecured revolving credit facility with no outstanding borrowings. On January 28, 2005 the Company replaced the former $125 million line and with a new three-year $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the Company’s existing unencumbered properties. Based upon the revised terms of the facility, the unencumbered properties support line availability of $87,000,000, of which $2,100,000 has been issued under a letter of credit, leaving $84,900,000 available for working capital uses. An additional $63,000,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Saul Centers has guaranteed portions of two of the Partnerships’ mortgage notes payable totaling $7,464,000, the amount of which are considered recourse obligations to Saul Centers as of September 30, 2005. The guarantees are expected to be released upon the completion of improvements and achievement of specified leasing thresholds at two recently developed and/or acquired properties. Saul Centers is also a guarantor of the revolving credit facility. The Operating Partnership issued a letter of credit from the revolving credit facility in the amount of $2,100,000 related to a non-recourse mortgage note to ensure completion of construction at the recently developed Shops at Monocacy. The balance of the mortgage notes payable totaling $453,952,000 are non-recourse.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At September 30, 2005, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(In thousands)
October 1 through December 31, 2005	$3,041
2006	12,689
2007	13,649
2008	14,656
2009	15,797
2010	16,997
Thereafter	384,587

Total	$461,416

Interest expense and amortization of deferred debt costs for the quarter and nine months ended September 30, 2005 and 2004, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(In thousands)	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest incurred	$8,088	$7,614	$24,146	$21,613
Amortization of deferred debt costs	257	244	902	687
Capitalized interest	(820)	(850)	(2,499)	(2,392)

Total	$7,525	$7,008	$22,549	$19,908

6. Stockholders’ Equity (Deficit) and Minority Interests

The Consolidated Statement of Operations for the three months ended September 30, 2005 includes a charge for minority interests of $1,838,000, representing The Saul Organization’s limited partnership interest share of net income for the quarter. The minority interests charge for the three months ended September 30, 2004 of $2,010,000 consists of $1,784,000 related to The Saul Organization’s share of net income for the quarter, and $226,000 related to distributions to minority interests in excess of allocated net income for the quarter. The Consolidated Statement of Operations for the nine months ended September 30, 2005 includes a charge for minority interests of $5,948,000, consisting of $5,087,000 related to The Saul Organization’s limited partnership interest share of net income for the period, and $861,000 related to distributions to minority interests in excess of

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

allocated net income for the period. The minority interests charge for the nine months ended September 30, 2004 of $6,077,000 consists of $4,886,000 related to The Saul Organization’s share of net income for the period, and $1,191,000 related to distributions to minority interests in excess of allocated net income for the period.

7. Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 14 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,310,000 and $1,296,000, for the nine months ended September 30, 2005 and 2004, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of September 30, 2005, approximately $27,125,000 was held in deposit in these accounts.

The Chairman and Chief Executive Officer, the President, the Senior Vice President- General Counsel and the Vice President-Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, included in general and administrative expenses or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $213,000 and $170,000, for the nine months ended September 30, 2005 and 2004, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s expense, included in general and administrative expenses, totaled $17,000 and $428,000, for the nine months ended September 30, 2005 and 2004, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $469,000 and $452,000 at September 30, 2005 and December 31, 2004, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2005 and 2004, which included rental payments for the Company’s headquarters lease, totaled $2,565,000 and $2,262,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of September 30, 2005 and December 31, 2004, accounts payable, accrued expenses and other liabilities included $275,000 and $259,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the above described Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the nine months ended September 30, 2005 and 2004 were $498,000 and $399,000, respectively. Expenses arising from the lease are included in general and administrative expenses.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended September 30, 2005
Real estate rental operations:
Revenue	$24,023	$8,935	$224	$33,182
Expenses	(4,139)	(2,178)	—	(6,317)

Income from real estate	19,884	6,757	224	26,865
Interest expense & amortization of debt expense	—	—	(7,525)	(7,525)
General and administrative	—	—	(2,484)	(2,484)

Subtotal	19,884	6,757	(9,785)	16,856
Depreciation and amortization	(5,219)	(1,943)	—	(7,162)
Minority interests	—	—	(1,838)	(1,838)

Net income	$14,665	$4,814	$(11,623)	$7,856

Capital investment	$7,992	$518	$—	$8,510

Total assets	$422,433	$135,735	$47,094	$605,262

Quarter ended September 30, 2004
Real estate rental operations:
Revenue	$20,095	$8,879	$70	$29,044
Expenses	(3,569)	(2,073)	—	(5,642)

Income from real estate	16,526	6,806	70	23,402
Interest expense & amortization of debt expense	—	—	(7,008)	(7,008)
General and administrative	—	—	(2,090)	(2,090)

Subtotal	16,526	6,806	(9,028)	14,304
Depreciation and amortization	(3,641)	(1,870)	—	(5,511)
Gain on property sale	572	—	—	572
Minority interests	—	—	(2,010)	(2,010)

Net income	$13,457	$4,936	$(11,038)	$7,355

Capital investment	$20,430	$670	$—	$21,100

Total assets	$383,600	$152,556	$23,973	$560,129

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2005
Real estate rental operations:
Revenue	$67,050	$26,666	$525	$94,241
Expenses	(12,519)	(6,527)	—	(19,046)

Income from real estate	54,531	20,139	525	75,195
Interest expense & amortization of debt expense	—	—	(22,549)	(22,549)
General and administrative	—	—	(7,052)	(7,052)

Subtotal	54,531	20,139	(29,076)	45,594
Depreciation and amortization	(12,460)	(5,849)	—	(18,309)
Minority interests	—	—	(5,948)	(5,948)

Net income	$42,071	$14,290	$(35,024)	$21,337

Capital investment	$35,341	$2,127	$—	$37,468

Total assets	$422,433	$135,735	$47,094	$605,262

Nine months ended September 30, 2004
Real estate rental operations:
Revenue	$57,216	$25,881	$176	$83,273
Expenses	(10,384)	(6,067)	—	(16,451)

Income from real estate	46,832	19,814	176	66,822
Interest expense & amortization of debt expense	—	—	(19,908)	(19,908)
General and administrative	—	—	(5,967)	(5,967)

Subtotal	46,832	19,814	(25,699)	40,947
Depreciation and amortization	(10,037)	(5,459)	—	(15,496)
Gain on property sale	572	—	—	572
Minority interests	—	—	(6,077)	(6,077)

Net income	$37,367	$14,355	$(31,776)	$19,946

Capital investment	$104,982	$2,490	$—	$107,472

Total assets	$383,600	$152,556	$23,973	$560,129

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2005 and for the three and nine month periods ended September 30, 2005.

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

Revenue Recognition

Rental income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint.

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

Results of Operations

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004

Revenue

	For the quarters ended September 30,		2005 to 2004 Change
(dollars in thousands)	2005	2004	$	%
Revenue
Base rent	$25,023	$23,324	$1,699	7.3%
Expense recoveries	5,004	4,448	556	12.5%
Percentage rent	407	440	(33)	(7.5)%
Other	2,748	832	1,916	230.3%

Total	$33,182	$29,044	$4,138	14.2%

Total revenue increased 14.2% in the quarter ended September 30, 2005 compared to the prior year’s quarter primarily as a result of $1,801,000 (43.5 % of increase) related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall and operating revenue from the operating portions of three newly developed properties and an acquisition property whose operating results are included in the current quarter’s results but not fully in the previous year’s results which contributed $1,587,000 (38.4% of increase). The operating portions of development properties (Shops at Monocacy, Kentlands Place and Broadlands Village II) and the acquisition property (Palm Springs Center) are defined as the “Development and Acquisition Properties”. A discussion of the components of revenue follows.

Base rent. The increase in base rent for 2005 versus 2004 was primarily attributable (75.0% or approximately $1,274,000) to leases in effect at the Development and Acquisition Properties and together with the lease-up of space at Briggs Chaney MarketPlace (5.9% or approximately $100,000), substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the Development and Acquisition Properties (56.1% or approximately $312,000) while common area maintenance and real estate tax recovery income increased throughout the Current Portfolio Properties due to increased operating expenses and real property taxes.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2005 quarter decreased due to timing differences in the submission of sales reports used to calculate percentage rent by a tenant at Thruway (approximately $56,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue increased during 2005 versus 2004 as a result of $1,801,000 (94.0 % of increase) related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall and increased interest income from short-term investments ($154,000). The increases in other revenue were offset in part by a slight decrease in parking revenue at the Companies office properties.

Operating Expenses

	For the quarters ended September 30,		2005 to 2004 Change
(dollars in thousands)	2005	2004	$	%
Operating Expenses
Property operating expenses	$3,437	$3,186	$251	7.9%
Provision for credit losses	50	131	(81)	(61.8)%
Real estate taxes	2,830	2,325	505	21.7%
Interest and amortization of deferred debt expense	7,525	7,008	517	7.4%
Depreciation and amortization.	7,162	5,511	1,651	30.0%
General and administrative	2,484	2,090	394	18.9%

Total	$23,488	$20,251	$3,237	16.0%

Increases in operating expenses resulted primarily from the operation of the Development and Acquisition Properties and to a lesser extent, nominal price increases of services required to operate the Company’s other operating properties.

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses was caused primarily by the operation of the Development and Acquisition Properties (70.5% or approximately $177,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The Company’s credit loss experience was relatively stable between the two periods. The provision for credit losses totals less than five tenths of one percent (0.5%) of total revenue for each period.

Real estate taxes. The increase in real estate taxes for 2005 versus 2004 was largely impacted by the commencement of operations at the Development and Acquisition Properties (25.1% or approximately $127,000), an increase in real estate taxes at 601 Pennsylvania Avenue (23.4% or $118,000) and increases at Boca Valley Plaza and Cruse MarketPlace, acquired in 2004, (15.0% or 76,000). The majority of the Company’s properties received increases in assessed values during 2005, especially newly acquired, developed or redeveloped properties and those properties located in the Metropolitan Washington, DC area.

Interest and amortization of deferred debt expense. Interest expense increased in 2005 versus 2004 due to increased borrowing as the Company placed permanent 15-year fixed rate mortgages on selected Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $41,000,000 resulted from financing the Development and Acquisition Properties (approximately $738,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 23 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $261,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2005 and 2004 quarters in the amount of $820,000 and $850,000, respectively (approximately $30,000 increase in interest expense). Deferred debt cost amortization was $257,000 and $244,000, for the 2005 and 2004 quarters, respectively.

Depreciation and amortization. The increase in depreciation and amortization expense resulted primarily from the acceleration of depreciation expense during the 2005 quarter related to the shortened useful life of vacant buildings at Lexington Mall, exclusive of the Dillard’s space, resulting from the resolution of a land use dispute with an adjacent property owner and the resulting determination by management to take the building out of service and redevelop the shopping center (91.8% or $1,515,000). The remaining approximately $1,500,000 of net book value attributable to the Dillard’s building, which was taken out of service effective October 31, 2005 upon termination of Dillard’s lease, could be partially or fully depreciated in the future due to a shortened useful life. The Company is pursuing either leasing opportunities for the existing space or potentially demolishing the building in conjunction with the overall redevelopment of the rest of the property. The ultimate plan for this site and the treatment of the remaining capitalized costs is expected to be made by management in 2006.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The increase in general and administrative expenses for 2005 versus 2004 was attributable primarily for the write-off of abandoned redevelopment costs associated with pre-settlement land use requirements at Lexington Mall (62.4% or $246,000) and increased payroll and related expenses in part for the identification and study of proposed acquisition properties (19.5% or $77,000).

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenue

(dollars in thousands)	For the periods ended September 30,		2005 to 2004 Change
	2005	2004	$	%
Revenue
Base rent	$73,664	$67,351	$6,313	9.4%
Expense recoveries	14,684	12,360	2,324	18.8%
Percentage rent	1,418	1,144	274	24.0%
Other	4,475	2,418	2,057	85.1%

Total	$94,241	$83,273	$10,968	13.2%

Total revenue increased 13.2% in the nine month period ended September 30, 2005 compared to the prior year’s period primarily as a result of increased operating revenue contributed by (1), the Development and Acquisition Properties and four operating properties acquired during the first half of 2004, (Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney MarketPlace) together defined as the “YTD Development and Acquisition Properties”, whose operating results are included in the current period’s operating income but not fully in the previous year’s results and (2) the payment related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall. The YTD Development and Acquisition Properties contributed $6,318,000 or 57.6% of the increase in revenues. The net payment related to the resolution of the Lexington Mall land use dispute contributed $1,801,000 or 16.4% of the increase in revenues. Improved results at the Company’s Thruway (resulting from a 15,725 SF expansion completed in April 2004) and Southdale shopping centers during the 2005 period, contributed $466,000 or 4.2% and $351,000 or 3.2% of the nine month period revenue improvement, respectively. 601 Pennsylvania Avenue also contributed $493,000 or 4.5% of the increase due to both a collection of a lease termination fee and increased rental income because all of its rentable area was producing rent during the 2005 period while a portion of the area was being prepared for occupancy during the 2004 period. A discussion of the components of revenue follows.

Base rent. The increase in base rent for 2005 versus 2004 was primarily attributable (77.7% or approximately $4,905,000) to leases in effect at the YTD Development and Acquisition Properties. Thruway also contributed to the increase in base rent (6.2% or approximately $394,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the YTD Development and Acquisition Properties (59.1% or approximately $1,374,000). Increased operating expenses recovered from tenants in the office portfolio (16.9% or approximately $392,000) and Southdale (7.7% or approximately $180,000) each contributed toward the nine month period increase.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. The largest portion of the 2005 period increase in percentage rents resulted from improved sales reported by a restaurant tenant at 601 Pennsylvania Avenue (44.9% or approximately $123,000). Percentage rent also increased due to timing differences in the submission of sales reports used to calculate percentage rent by a tenant each, at Thruway (20.8% or approximately $57,000) and Great Eastern Plaza (12.8% or approximately $35,000). Additionally, 2005 period percentage increased as a result of a tenant at Southdale paying percentage rent for the first time (15.7% or approximately $43,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue increased during 2005 versus 2004 as a result of $1,801,000 (87.6 % of increase) related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall and increased interest income from short-term investments (16.8% or $345,000). Also contributing to the other revenue increase was the collection of a lease termination fee and settlement of a rent dispute with two former tenants at 601 Pennsylvania Avenue (12.7% or $262,000). The other revenue increases were offset in part by reduced parking revenue in the office portfolio (11.0% or $226,000), primarily at 601 Pennsylvania Avenue where parking spaces were temporarily placed out of service while the parking deck was being refurbished and lower overall lease termination fees received in 2005.

Operating Expenses

	For the periods ended September 30,		2005 to 2004 Change
(dollars in thousands)	2005	2004	$	%
Operating Expenses
Property operating expenses	$10,693	$8,948	$1,745	19.5%
Provision for credit losses	183	299	(116)	(38.8)%
Real estate taxes	8,170	7,204	966	13.4%
Interest and amortization of deferred debt expense	22,549	19,908	2,641	13.3%
Depreciation and amortization.	18,309	15,496	2,813	18.2%
General and administrative	7,052	5,967	1,085	18.2%

Total	$66,956	$57,822	$9,134	15.8%

Increases in operating expenses resulted primarily from the operation of the Development and Acquisition Properties and to a lesser extent, nominal price increases of services required to operate the Company’s other operating properties.

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses was caused primarily by the operation of the YTD Development and Acquisition Properties (46.8% or approximately $817,000) and to a lesser extent increased operating expenses, primarily increased repairs and maintenance and utilities expenses, at the office properties (17.6% or approximately $307,000) and increased repair and maintenance expenses in shopping centers owned more than one year (approximately $600,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The Company’s credit loss experience was relatively stable between the two periods. The provision for credit losses totals less than five tenths of one percent (0.5%) of total revenue for each period.

Real estate taxes. The increase in real estate taxes for 2005 versus 2004 was primarily attributable to the commencement of operations at the YTD Development and Acquisition Properties (47.7% or approximately $461,000). The majority of the Company’s properties received increases in assessed values during 2005, especially newly acquired, developed or redeveloped properties and those properties located in the Metropolitan Washington, DC area.

Interest and amortization of deferred debt expense. Interest expense increased in 2005 versus 2004 due to increased borrowing as the Company placed permanent 15-year fixed rate mortgages on selected Development and Acquisition Properties. The increase in interest expense was offset in part by an increase in the amount of interest capitalized as a cost of properties under construction. The increase in average outstanding borrowings of approximately $62,000,000 resulted from financing selected Development and Acquisition Properties (approximately $3,359,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 24 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $815,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2005 and 2004 periods in the amount of $2,499,000 and $2,392,000, respectively ($107,000 decrease in interest expense). Deferred debt cost amortization was $902,000 and $687,000, for the 2005 and 2004 periods, respectively. The increased expense ($215,000) resulted from amortization of financing costs of new mortgage loans and the early write-off of unamortized costs incident to the refinancing of the Company’s revolving credit facility during the 2005 period. The Company also paid a $92,000 prepayment premium on the refinancing of a mortgage loan during 2005 in order to obtain a new 15-year loan at a lower interest rate.

Depreciation and amortization. The increase in depreciation and amortization expense resulted primarily from the acceleration of depreciation expense during the 2005 period related to the shortened useful life of vacant buildings at Lexington Mall, exclusive of the Dillard’s space, resulting from the resolution of a land use dispute with an adjacent property owner and the resulting determination by management to take the building out of service and redevelop the shopping center (53.9% or $1,515,000). The balance of the increase in depreciation and amortization expense resulted primarily from the YTD Development and Acquisition Properties placed in service during 2004 and 2005. The remaining approximately $1,500,000 of net book value attributable to the Dillard’s building, which was taken out of service effective October 31, 2005 upon termination of Dillard’s lease, could be partially or fully depreciated in the future due to a shortened useful life. The Company is pursuing either leasing opportunities for the existing space or potentially demolishing the building in conjunction with the overall redevelopment of the rest of the property. The ultimate plan for this site and the treatment of the remaining capitalized costs is expected to be made by management in 2006.

General and administrative. General and administrative expenses consists of payroll, administrative and other overhead expenses. The increase in general and administrative expenses for 2005 versus 2004 was attributable primarily to increased accounting expenses resulting from Sarbanes-Oxley documentation and compliance requirements (28.9% or $314,000), increased payroll and related expenses in part for the identification and study of proposed acquisition properties (30.9% or $335,000) and the write-off of abandoned redevelopment costs associated with pre-settlement land use requirements at Lexington Mall (22.7% or $246,000).

Liquidity and Capital Resources

Cash and cash equivalents were $27,344,000 and $21,785,000 at September 30, 2005 and 2004, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine months ended September 30,
(dollars in thousands)	2005	2004
Cash provided by operating activities	$42,719	$49,273
Cash used in investing activities	(37,468)	(106,639)
Cash (used) provided by financing activities	(11,468)	33,907

Decrease in cash	$(6,217)	$(23,459)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for 2005 primarily reflect the acquisition of properties (Palm Springs Center, Lansdowne Town Center land and New Market land), the construction costs of new developments (Kentlands Place and Broadlands Village III), and the construction costs of redevelopments (The Glen, Olde Forte Village, Briggs Chaney MarketPlace and Ravenwood). Investing activities for 2004 primarily reflect the acquisition of properties (Boca Valley Plaza, Countryside, Cruse MarketPlace, Briggs Chaney MarketPlace and Kentlands Place land parcel), the construction costs of new developments (Shops at Monocacy and Broadlands Village II) and the construction costs of redevelopments (Thruway and Olde Forte Village).

Financing Activities

Cash used by financing activities for the period ended September 30, 2005 primarily reflects:

•	the repayment of borrowings on mortgage notes payable totaling $17,730,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $25,815,000;

•	distributions made to preferred stockholders during the period totaling $6,000,000; and

•	payment of $1,821,000 for financing costs of the revolving credit facility and two new mortgage loans;

which was partially offset by:

•	$25,500,000 of proceeds received from mortgage notes payable incurred during the period; and

•	$14,398,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the issuance of convertible limited partnership interests in the Operating Partnership.

Cash provided by financing activities for the period ended September 30, 2004 primarily reflects:

•	$68,049,000 of proceeds received from mortgage notes payable incurred during the period; and

•	$11,165,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on our mortgage notes payable totaling $13,824,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the period totaling $24,794,000;

•	distributions made to preferred stockholders during the period totaling $5,244,000; and

•	payments of $1,445,000 for financing costs of a new mortgage loan in the 2004 quarter.

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

As of September 30, 2005, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
October 1 through December 31, 2005	$3,041
2006	12,689
2007	13,649
2008	14,656
2009	15,797
2010	16,997
Thereafter	384,587

Total	$461,416

Management believes that the Company’s capital resources, which at September 30, 2005 included cash balances of approximately $27.3 million and borrowing availability of $147.9 million on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 347,361 and 381,275 shares under the Plan at a weighted average discounted price of $33.56 and $26.54 per share during the nine month periods ended September 30, 2005 and 2004, respectively.

Additionally, the Operating Partnership issued 53,035 and 8,967 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $36.46 and $26.55 per share during the nine month periods ended September 30, 2005 and 2004, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2005.

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

On January 28, 2005 the Company replaced the former $125 million line and with a new three-year $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. As of September 30, 2005, there were no amounts outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of September 30, 2005, the material covenants required the Company, on a consolidated basis, to:

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

As of September 30, 2005, the Company was in compliance with all such covenants.

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

Funds From Operations

For the quarter and nine months ended September 30, 2005, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $14,856,000 and $39,594,000, representing a 20.7% and 13.3%, increase over the 2004 quarter and nine month period’s FFO available to common shareholders, respectively. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Schedule

(Amounts in thousands)	For the quarters ended September 30,
	2005	2004
Net income	$7,856	$7,355
Subtract:
Gain on Sale of Property	—	(572)
Add:
Minority interests	1,838	2,010
Depreciation and amortization of real property	7,162	5,511

FFO	16,856	14,304
Subtract:
Preferred stock dividends	(2,000)	(2,000)

FFO Available to Common Shareholders	$14,856	$12,304

Average Shares and Units Used to Compute FFO per Share	22,096	21,491

	For the nine months ended September 30,
	2005	2004
Net income	$21,337	$19,946
Subtract:
Gain on Sale of Property	—	(572)
Add:
Minority interests	5,948	6,077
Depreciation and amortization of real property	18,309	15,496

FFO	45,594	40,947
Subtract:
Preferred stock dividends	(6,000)	(6,000)

FFO Available to Common Shareholders	$39,594	$34,947

Average Shares and Units Used to Compute FFO per Share	21,921	21,323

(1)	FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village, Thruway, The Glen, Ravenwood and Lexington. The following describes the acquisitions, redevelopments and renovations activities of the Company in 2004 and 2005.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company is in the process of redeveloping. The reconfigured shopping center now totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, are expected to total approximately $22 million. Construction at Olde Forte Village was substantially completed during the second quarter of 2005. The center was 90% leased at September 30, 2005.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase commenced in March 2004 and was substantially completed in the fourth quarter of 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The second phase was 100% leased at September 30, 2005.

During the fourth quarter of 2005, the Company expects to obtain all final approvals from Loudoun County and commence construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad buildings. Leases have been executed for 32% of the new shop space.

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

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building at The Glen shopping center in Prince William County, Virginia. The existing 120,000 square foot Safeway anchored center is 100% leased and this expansion will provide additional restaurants and small shop service space. Construction of the expansion building was substantially completed in the fall of 2005, and development costs are estimated to total $4.1 million. Approximately 94% of the new space is leased. Tenants began occupying space in September 2005 and all tenants are expected to be open for business by the end of the first quarter of 2006.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 105,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. The Company’s total development costs, including the land acquisition, were approximately $22.3 million. Construction was completed and Giant opened for business during October 2004. The property was 100% leased at September 30, 2005.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, are projected to total approximately $8.5 million. The property was 100% leased at September 30, 2005 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon, Portions of Kentlands Place were in operation prior to September 30, 2005 and the remaining tenants are expected to be open for business during the fourth quarter of 2005.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988 was 92% leased at September 30, 2005 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 142,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 95% leased at September 30, 2005 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 97% leased at September 30, 2005. The center was purchased for $12.6 million, subject to the assumption of an $8.8 million mortgage.

Briggs Chaney MarketPlace

In April 2004 the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 98% leased at September 30, 2005 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. The Company has completed interior construction to reconfigure a portion of the vacant space totaling approximately 11,000 square feet of leasable area. All of the eight newly created shop spaces have been leased and are expected to be in operation before the end of 2005. In October 2005, the Company completed construction of a façade renovation of the shopping center.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has preliminary plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company submitted a site plan to Prince William County during the second quarter of 2005 in order to obtain approvals to build an approximately 160,000 square foot center, and is marketing the project to grocers and other retail businesses.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida. The center was 100% leased at September 30, 2005 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1,500,000. The Company has contracted to purchase one additional parcel with the intent to assemble acreage for the development of a retail space near the I-70 interchange.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. The Company has submitted a site plan for final County approval, and plans to commence construction of the 191,000 square foot retail center during late 2005. A lease was executed with Harris Teeter for a 55,000 square foot grocery store to anchor this development.

Ravenwood

During October 2005, the Company received approvals to allow construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. This space is 61% pre-leased, and construction is projected to commence during the fourth quarter of 2005.

Lexington

On September 29, 2005, the Company announced the resolution of a land use dispute at Lexington Mall, allowing increased flexibility in future development rights for its property. The Company and the land owner of the adjacent 16 acre site, have resolved a dispute arising from a reciprocal easement agreement governing land use between the two owners. The parties have now executed a new land use agreement which grants each other the flexibility to improve its property.

The Company has also reached an agreement with Dillard’s to terminate its lease, without consideration exchanged by either party. The Dillard’s store closed during October 2005. During the past several years, the Company has not been renewing small shop leases pending settlement with the adjacent owner. The departure of Dillard’s now leaves the mall vacant and combined with the new land use agreement, expands potential redevelopment options. The Company has engaged land planners and assembled a team to proceed with conceptual designs.

Clarendon

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. The Company is continuing to pursue zoning approvals for a significant mixed-use development project.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended September 30, 2005 and 2004, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of September 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2005	37	5	6,071,000	1,206,000	97.3%	96.8%
2004	34	5	5,872,000	1,206,000	93.9%	96.0%

The increase in the shopping center portfolio’s leasing percentage in 2005 resulted primarily from the removal from service of 133,000 square feet of vacant mall space at Lexington Mall which the Company had not leased in 2004 in anticipation of redeveloping the shopping center.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. However, as of September 30, 2005, the Company had no variable rate indebtedness outstanding. Interest rate fluctuations would affect the Company’s annual interest expense on its variable rate debt. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of September 30, 2005, the Company had fixed rate indebtedness totaling $461,416,000. If interest rates on the Company’s fixed rate debt instruments at September 30, 2005 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $25,316,000.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and it’s Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005.

During the three months ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

72,792 shares were acquired at a price of $36.67 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 29, 2005 dividend distribution.

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

SAUL CENTERS, INC.
(Registrant)

Date: November 8, 2005	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: November 8, 2005	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: November 8, 2005	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)