Form 10-K
period 2005-12-31
SAUL CENTERS INC
filed 2006-03-13
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The number of shares of Common Stock, $0.01 par value, outstanding as of March 9, 2006 was 16,925,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2005 was $362,459,000.

PART I

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “plans,” “intends,” “estimates,” “anticipates,” “expects,” “believes” or similar expressions in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors, see “Item 1A. Risk Factors” in this Form 10-K.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

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

The following lists the properties developed and acquired by the Company since 2003. All of the following properties are operating shopping centers (“Shopping Centers”).

Name of Property	Location	Square Footage	Date of Acquisition/ Development
Acquisitions
Olde Forte Village	Fort Washington, MD	143,000	2003
Boca Valley Plaza	Boca Raton, FL	121,000	2004
Countryside	Loudoun County, VA	142,000	2004
Cruse MarketPlace	Forsyth County, GA	79,000	2004
Briggs Chaney MarketPlace	Silver Spring, MD	197,000	2004
Palm Springs Center	Altamonte Springs, FL	126,000	2005
Jamestown Place	Altamonte Springs, FL	96,000	2005
Seabreeze Plaza	Palm Harbor, FL	147,000	2005

Developments
Shops at Monocacy	Frederick, MD	109,000	2003-2004
Broadlands Village Phase I	Loudoun County, VA	107,000	2003
Broadlands Village Phase II	Loudoun County, VA	30,000	2004
Kentlands Place	Gaithersburg, MD	41,000	2005

As of December 31, 2005, the Company’s properties (the “Current Portfolio Properties”) consisted of 39 Shopping Centers, five predominantly office operating properties (the “Office Properties”) and six (non-operating) development properties

The Company established Saul QRS, Inc., a wholly owned subsidiary of Saul Centers, to facilitate the placement of collateralized mortgage debt. Saul QRS, Inc. was created to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current Portfolio Properties.

The following diagram depicts the Company’s organizational and equity ownership structure, as of December 31, 2005.

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

The Company augments its property management capabilities by sharing with The Saul Organization certain ancillary functions, at cost, such as computer and payroll services, benefits administration and in-house legal services. The Company also shares insurance administration expenses on a pro rata basis with The Saul Organization. Management believes that these arrangements result in lower costs than could be obtained by contracting with third parties. These arrangements permit the Company to capture greater economies of scale in purchasing from third party vendors than would otherwise be available to the Company alone and to capture internal economies of scale by avoiding payments representing profits with respect to functions provided internally. The terms of all sharing arrangements with The Saul Organization, including payments related thereto, are specified in a written agreement and are reviewed annually by the Audit Committee of the Company’s Board of Directors

The Company’s corporate headquarters lease commenced in March 2002 and is a sublease of office space from The Saul Organization at the Company’s share of the cost. A discussion of the lease terms are provided in Note 7, Long Term Lease Obligations, of the Notes to Consolidated Financial Statements.

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

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 2005 and 2004, the Company was involved in development and/or redevelopment of twelve of its operating properties. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

Management believes that attractive acquisition and development opportunities for investment in existing and new shopping center properties will continue to be available. Management believes that the Company will be well situated to take advantage of these opportunities because of its access to capital markets, as evidenced by; (1) the Company’s 2005 expansion and extension of its $150 million Revolving Credit Facility, 2005 and 2004 long-term fixed-rate mortgage financing activity and successful $100 million preferred stock offering in November 2003, (2) the Company’s ability to acquire properties or undeveloped land, either for cash or securities (including Operating Partnership interests in tax advantaged transactions), and (3) because of management’s experience in seeking out, identifying and evaluating potential acquisitions. In addition, management believes its shopping center expertise should permit it to optimize the performance of shopping centers once they have been acquired.

Management also believes that opportunities exist for investment in new office properties. It is management’s view that several of the office sub-markets in which the Company operates have very attractive supply/demand characteristics. The Company will continue to evaluate new office development and redevelopment as an integral part of its overall business plan.

In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including (i) the location and accessibility of the property; (ii) the geographic area (with an emphasis on the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States) and demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) the size of the property; (iv) the purchase price; (v) the non-financial terms of the proposed acquisition; (vi) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (vii) the “fit” of the property with the Company’s existing portfolio; (viii) the potential for, and current extent of, any environmental problems; (ix) the current and historical occupancy rates of the property or any comparable or competing properties in the same market; (x) the quality of construction and design and the current physical condition of the property; (xi) the financial and other characteristics of existing tenants and the terms of existing leases; and (xii) the potential for capital appreciation.

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area.

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

Capital Policies

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2005.

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

Employees

As of March 9, 2006, the Company employed approximately 60 persons, including six leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

A significant contributor to the Company’s recent growth in its shopping center portfolio has been its program of development, redevelopment and land and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During 2005 and 2004, the Company acquired three development parcels. In addition to these land acquisitions, the Company previously acquired two land parcels which are currently under development. All five of the parcels are located in the Washington, DC metropolitan area. Also during 2005, 2004 and to date during the first quarter of 2006, the Company acquired eight operating grocery-anchored neighborhood shopping center properties.

2005/2004 Land Acquisitions, Developments and Redevelopments

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company is in the process of redeveloping. The reconfigured shopping center now totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, are expected to total approximately $22 million. Construction at Olde Forte Village was substantially completed during the second quarter of 2005. The center was 91% leased at March 9, 2006.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase commenced in March 2004 and was substantially completed in the fourth quarter of 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. Both the first and second phases were 100% leased at March 9, 2006. During the fourth quarter of 2005, the Company commenced construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad buildings. As of March 9, 2006, leases have been executed for 73% of the new shop space. The Company’s development cost for construction of the third phase is expected to total approximately $7.5 million and be completed during the third quarter of 2006.

Thruway

During 2004, the Company completed construction of a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development replaced a former 6,100 square foot single-tenant pad building with a new multi-tenant building. As of March 9, 2006, all of the new space was leased and occupied by tenants including Ann Taylor Loft, JoS. A Banks Clothiers, Chico’s and Liz Claiborne. This $2.1 million expansion was substantially completed in April 2004.

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building at The Glen shopping center in Prince William County, Virginia. The existing 120,000 square foot Safeway anchored center is 100% leased and this expansion will provide additional restaurants and small shop service space. Construction of the expansion building was substantially completed in the fall of 2005, and development costs are estimated to total $4.1 million. As of March 9, 2006, 100% of the new space was leased. Tenants began occupying space in September 2005 and all tenants are expected to be open for business by the end of the first quarter of 2006.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 109,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. The Company’s total development costs, including the land acquisition, were approximately $22.3 million. Construction was completed and Giant opened for business during October 2004. The property was 100% leased at March 9, 2006.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, total approximately $8.5 million. The property was 100% leased at March 9, 2006 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center was constructed in 1988, was 96% leased at March 9, 2006 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 142,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 97% leased at March 9, 2006 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 97% leased at March 9, 2006. The center was purchased for $12.6 million, subject to the assumption of an $8.8 million mortgage.

Briggs Chaney MarketPlace

In April 2004 the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 98% leased at March 9, 2006 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. The Company has completed interior construction to reconfigure a portion of the vacant space totaling approximately 11,000 square feet of leasable area. All of the eight newly created shop spaces have been leased and were in operation prior to December 31, 2005. In October 2005, the Company also completed construction of a façade renovation of the shopping center.

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

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida. The center was 100% leased at March 9, 2006 and was acquired for a purchase price of $17.5 million.

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. The Company has commenced construction of the 191,000 square foot retail center. The Company’s total development costs, including the land acquisition, are expected to total approximately $42 million. The development will be anchored by a 55,000 square foot Harris Teeter grocery store and was 29% pre-leased as of March 9, 2006.

Ravenwood

During the fourth quarter of 2005, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. This space is 61% pre-leased and the cost to expand Ravenwood is projected to total $2.2 million.

Lexington

On September 29, 2005, the Company announced the resolution of a land use dispute at Lexington Mall, allowing increased flexibility in future development rights for its property. The Company and the land owner of the adjacent 16 acre site, have resolved a dispute arising from a reciprocal easement agreement governing land use between the two owners. The parties have now executed a new land use agreement which grants each other the flexibility to improve its property. The Company also reached an agreement with Dillard’s to terminate its lease, without consideration exchanged by either party. The Dillard’s store closed during October 2005. During the past several years, the Company has not been renewing small shop leases pending settlement with the adjacent owner. The departure of Dillard’s now leaves the mall vacant and combined with the new land use agreement, expands potential redevelopment options. The Company has engaged land planners and assembled a team to proceed with conceptual designs.

Jamestown Place

On November 17, 2005, the Company acquired the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida. The center was 99% leased at March 9, 2006 and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company acquired the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida. The center was 99% leased at March 9, 2006 and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The purchase price was $17.5 million and was paid with cash and by the assumption of an $11.3 million mortgage loan. The property was 89% leased at March 9, 2006.

Clarendon

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. The Company is continuing to pursue zoning approvals for a significant mixed-use development project.

Item 1A. Risk Factors

RISK FACTORS

Before investing in our securities, you should consider carefully the risks described in this prospectus, together with the other information incorporated by reference into this prospectus. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Revenue from our properties may be reduced or limited if the retail operations of our tenants are not successful.

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants. The amount of rent we receive from our tenants generally will depend in part on the success of our tenants’ retail operations, making us vulnerable to general economic downturns and other conditions affecting the retail industry. Any reduction in our tenants’ ability to pay base rent or percentage rent may adversely affect our financial condition and results of operations.

Our ability to increase our net income depends on the success and continued presence of our shopping center “anchor” tenants and other significant tenants.

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 5.3% of our total revenues for the year ended December 31, 2005. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

We may experience difficulty or delay in renewing leases or re-leasing space.

We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration, leases for space in our properties may not be renewed, the space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our results of operations and our net income could be reduced.

We have substantial relationships with members of The Saul Organization whose interests could conflict with the interests of other stockholders.

Influence of Officers, Directors and Significant Stockholders.

Two of our officers, Mr. Saul and his son and our President, B. Francis Saul III, are members of The Saul Organization, and persons associated with The Saul Organization constitute four of the 12 members of our Board of Directors. In addition, as of December 31, 2005, Mr. Saul beneficially owned, for purposes of SEC reporting, 6,852,000 shares of our common stock representing 41.1% of our issued and outstanding shares of common stock. Mr. Saul also beneficially owned, as of December 31, 2005, 5,310,000 units of the Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. However, under the terms of the limited partnership agreement of the Partnership, at the current time, most of these units may not be converted into shares of our common stock because their conversion would cause Mr. Saul and his affiliates to exceed the ownership limitation under our articles of incorporation, which restricts the amount of our equity they may constructively or beneficially own, denoted by reference to provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. The ownership limitation set forth in our articles of incorporation, 24.9% of our issued and outstanding equity securities (which includes both common and preferred stock), has by action of our Board of Directors been increased to 29.9%. As calculated under the articles of incorporation, Mr. Saul beneficially owns approximately 29.0% of our issued and outstanding equity securities. The Board has approved an amendment to our articles of incorporation to increase the ownership limitation that applied to Mr. Saul and his affiliates to 39.9%. The amendment will be submitted to the Company’s stockholders for approval at the 2006 annual meeting of stockholder.

As a result of these relationships, members of The Saul Organization will be in a position to exercise significant influence over our affairs, which influence might not be consistent with the interests of some, or a majority, of our stockholders.

Management Time.

Our Chief Executive Officer, President, Vice President-Chief Accounting Officer and Senior Vice President-General Counsel are also officers of various members of The Saul Organization. Although we believe that these officers spend sufficient management time to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer will spend less than a majority of his management time on Company matters, while our President, Vice President-Chief Accounting Officer and Senior Vice President-General Counsel may or may not spend less than a majority of their time on our matters.

Exclusivity and Right of First Refusal Agreements.

We will acquire, develop, own and manage shopping center properties and will own and manage other commercial properties, and, subject to certain exclusivity agreements and rights of first refusal to which we are a party, The Saul Organization will continue to develop, acquire, own and manage commercial properties and own land suitable for development as, among other things, shopping centers and other commercial properties. Therefore, conflicts could develop in the allocation of acquisition and development opportunities with respect to commercial properties other than shopping centers and with respect to development sites, as well as potential tenants and other matters, between us and The Saul Organization. The agreement relating to exclusivity and the right of first refusal between us and The Saul Organization (other than Chevy Chase Bank, F.S.B.) generally requires The Saul Organization to conduct its shopping center business exclusively through us and to grant us a right of first refusal to purchase commercial properties and development sites in certain market areas that become available to The Saul Organization. The Saul Organization has granted the right of first refusal to us, acting through our independent directors, in order to minimize potential conflicts with respect to commercial properties and development sites. We and The Saul Organization have entered into this agreement in order to minimize conflicts with respect to shopping centers and certain of our commercial properties.

Shared Services.

We share with The Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our audit committee, which is comprised solely of independent directors. Included in our general and administrative expenses for the year ended December 31, 2005 are charges totaling $3,462,000, related to such shared services, which included rental payments for the Company’s headquarters lease, that were billed by The Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and The Saul Organization, we have not obtained a third party appraisal of the value of these services.

Related Party Rents.

Chevy Chase Bank leases space in several of the shopping centers owned by us. The total rental income from Chevy Chase Bank for the year ended December 31, 2005 was $1,768,000, representing approximately 1.4% of our total revenue for such period. Although we believe that these leases have comparable terms to leases we have entered into with third-party tenants, the terms of these leases were not set as a result of arm’s-length negotiation. In addition, because Chevy Chase Bank is a member of The Saul Organization, we may be less inclined to take an action or the timing of any action could be influenced if there is a default. The terms of any lease with Chevy Chase Bank are approved in advance by our audit committee, which is comprised solely of independent directors.

In addition, the lease for our corporate headquarters, which commenced in March 2002, is with a member of The Saul Organization. The Company’s corporate headquarters lease is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payment for the year ended December 31, 2005 was $661,000. Although the Company believes that this lease has comparable terms to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

Conflicts Based on Individual Tax Considerations.

The tax basis of members of The Saul Organization in our portfolio properties which were contributed to certain partnerships at the time of our initial public offering in 1993 was substantially less than the fair market value thereof at the time of their contribution. In the event of our disposition of such properties, a disproportionately large share of the gain for federal income tax purposes would be allocated to members of The Saul Organization. In addition, future reductions of the level of our debt, or future releases of the guarantees or indemnities with respect thereto by members of The Saul Organization, would cause members of The Saul Organization to be considered, for federal income tax purposes, to have received constructive distributions. Depending on the overall level of debt and other factors, these distributions could be in excess of The Saul Organization’s bases in their Partnership units, in which case such excess constructive distributions would be taxable.

Consequently, it is in the interests of The Saul Organization that we continue to hold the contributed portfolio properties, that a portion of our debt remains outstanding or is refinanced and that The Saul Organization guarantees and indemnities remain in place, in order to defer the taxable gain to members of The Saul Organization. Therefore, The Saul Organization may seek to cause us to retain the contributed portfolio properties, and to refrain from reducing our debt or releasing The Saul Organization guarantees and indemnities, even when such action may not be in the interests of some, or a majority, of our stockholders. In order to minimize these conflicts, decisions as to sales of the portfolio properties, or any refinancing, repayment or release of guarantees and indemnities with respect to our debt, will be made by the independent directors.

Ability to Block Certain Actions.

Under applicable law and the limited partnership agreement of the Partnership, consent of the limited partners is required to permit certain actions, including the sale of all or substantially all of the Partnership’s assets. Therefore, members of The Saul Organization, through their status as limited partners in the Partnership, could prevent the taking of any such actions, even if they were in the interests of some, or a majority, of our stockholders.

The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.

As of December 31, 2005, we had approximately $482.4 million of debt outstanding, $471.9 million of which was long-term fixed rate debt and was secured by 32 of our properties. The remaining $10.5 million of outstanding debt was borrowed under the revolving credit facility.

We currently have a general policy of limiting our borrowings to 50 percent of asset value, i.e., the value of our portfolio, as determined by our Board of Directors by reference to the aggregate annualized cash flow from our portfolio. Our organizational documents contain no limitation on the amount or percentage of indebtedness which we may incur. Therefore, the Board of Directors could alter or eliminate the current limitation on borrowing at any time. If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to stockholders, and in an increased risk of default on our obligations.

We have established our debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in our portfolio rather than relative to book value. We have used a measure tied to cash flow because we believe that the book value of our portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect our ability to borrow. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties.

The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions and other appropriate business opportunities that may arise in the future;

•	limit our ability to obtain any additional financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, development or other general corporate purposes;

•	make it difficult to satisfy our debt service requirements;

•	limit our ability to make distributions on our outstanding common and preferred stock;

•	require us to dedicate increased amounts of our cash flow from operations to payments on our variable rate, unhedged debt if interest rates rise;

•	limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms; and

•	limit our ability to obtain any additional financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, development or other general corporate purposes.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors described in this section. If we are unable to generate sufficient cash flow from our business in the future to service our debt or meet our other cash needs, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing to meet our debt obligations and other cash needs. Our ability to refinance, sell assets or obtain additional financing may not be possible on terms that we would find acceptable.

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt.

Our secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt;

•	restricting our ability to assign or further encumber the properties securing the debt; and

•	restricting our ability to enter into certain new leases or to amend or modify certain existing leases without obtaining consent of the lenders.

Our unsecured debt generally contains various restrictive covenants. The covenants in our unsecured debt include, among others, provisions restricting our ability to:

•	incur additional unsecured debt;

•	guarantee additional debt;

•	make certain distributions, investments and other restricted payments, including distribution payments on our outstanding stock;

•	create certain liens;

•	increase our overall secured and unsecured borrowing beyond certain levels; and

•	consolidate, merge or sell all or substantially all of our assets.

Our ability to meet some of the covenants in our debt, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by our tenants under their leases. In addition, our line of credit requires us and our subsidiaries to satisfy financial covenants. The material financial covenants require us, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value in excess of liabilities of at least $400 million plus 90% of our future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value (leverage ratio) to 60% or less;

•	limit the amount of debt so that interest expense coverage is not less than 2.1 to 1 on a trailing four quarter basis;

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage is not less than 1.55 to 1 on a trailing four quarter basis; and

•	limit the amount of variable rate debt and debt with initial loan terms of less than 5 years to no more than 40% of total debt.

As of December 31, 2005, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Our development activities are inherently risky.

The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our remaining development activities include:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuation in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher-than-estimated construction costs, including labor and material costs; and

•	possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or acts of God (such as fires, earthquakes or floods).

Redevelopments and acquisitions may fail to perform as expected.

Our investment strategy includes the redevelopment and acquisition of community and neighborhood shopping centers that are anchored by supermarkets, drugstores or high volume, value-oriented retailers that provide consumer necessities. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•	our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, and, as a result, the property may fail to achieve the returns we have projected, either temporarily or for a longer time;

•	we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

•	we may not be able to integrate new developments or acquisitions into our existing operations successfully;

•	properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected;

•	our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs; and

•	our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.

Our ability to grow will be limited if we cannot obtain additional capital.

Our growth strategy includes the redevelopment of properties we already own and the acquisition of additional properties. Because we are required to distribute to our stockholders at least 90% of our taxable income each year to continue to qualify as a real estate investment trust, or REIT, for federal income tax purposes, in addition to our undistributed operating cash flow, we rely upon the availability of debt or equity capital to fund our growth, which financing may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. Equity capital could include our common stock or preferred stock. Additional financing, refinancing or other capital may not be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

Our performance and value are subject to general risks associated with the real estate industry.

Our economic performance and the value of our real estate assets, and, consequently, the value of our investments, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our stockholders will be adversely affected. As a real estate company, we are susceptible to the following real estate industry risks:

•	economic downturns in the areas where our properties are located;

•	adverse changes in local real estate market conditions, such as oversupply or reduction in demand;

•	changes in tenant preferences that reduce the attractiveness of our properties to tenants;

•	zoning or regulatory restrictions;

•	decreases in market rental rates;

•	weather conditions that may increase energy costs and other operating expenses;

•	costs associated with the need to periodically repair, renovate and re-lease space; and

•	increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when circumstances such as market factors and competition cause a reduction in revenues from one or more properties, although real estate taxes typically do not increase upon a reduction in such revenues.

Many real estate costs are fixed, even if income from our properties decreases.

Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the investment. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays, and may incur substantial legal costs. Additionally, new properties that we may acquire or develop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased.

Competition may limit our ability to purchase new properties and generate sufficient income from tenants.

Numerous commercial developers and real estate companies compete with us in seeking tenants for properties and properties for acquisition. This competition may:

•	reduce properties available for acquisition;

•	increase the cost of properties available for acquisition;

•	reduce rents payable to us;

•	interfere with our ability to attract and retain tenants;

•	lead to increased vacancy rates at our properties; and

•	adversely affect our ability to minimize expenses of operation.

Retailers at our shopping center properties also face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition may reduce percentage rents payable to us and may contribute to lease defaults and insolvency of tenants. If we are unable to continue to attract appropriate retail tenants to our properties, or to purchase new properties in our geographic markets, it could materially affect our ability to generate net income, service our debt and make distributions to our stockholders.

We may be unable to sell properties when appropriate because real estate investments are illiquid.

Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stockholders.

Our insurance coverage on our properties may be inadequate.

We carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, terrorism and rental loss. These policies contain coverage limitations. We believe this coverage is of the type and amount customarily obtained for or by an owner of real property assets. We intend to obtain similar insurance coverage on subsequently acquired properties.

As a consequence of the September 11, 2001 terrorist attacks and other significant losses incurred by the insurance industry, the availability of insurance coverage has decreased and the prices for insurance have increased. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our stockholders.

Environmental laws and regulations could reduce the value or profitability of our properties.

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to hazardous materials, environmental protection and human health and safety. Under various federal, state and local laws, ordinances and regulations, we and our tenants may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we or our tenants knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to properly remediate contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We are not aware of any environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole. The uses of any of our properties prior to our acquisition of the property and the building materials used at the property are among the property-specific factors that will affect how the environmental laws are applied to our properties. If we are subject to any material environmental liabilities, the liabilities could adversely affect our results of operations and our ability to meet our obligations.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental problems. Our tenants, like many of their competitors, have incurred, and will continue to incur, capital and operating expenditures and other costs associated with complying with these laws and regulations, which will adversely affect their potential profitability. Generally, our tenants must comply with environmental laws and meet remediation requirements. Our leases typically impose obligations on our tenants to indemnify us from any compliance costs we may incur as a result of the environmental conditions on the property caused by the tenant. If a tenant fails to or cannot comply, we could be forced to pay these costs. If not addressed, environmental conditions could impair our ability to sell or re-lease the affected properties in the future or result in lower sales prices or rent payments.

The Americans with Disabilities Act of 1990 could require us to take remedial steps with respect to newly acquired properties.

The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990. Investigation of a property may reveal non-compliance with this Act. The requirements of the Act, or of other federal, state or local laws, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with the Act may require expensive changes to the properties.

The revenues generated by our tenants could be negatively affected by various federal, state and local laws to which they are subject.

We and our tenants are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and state and local fire, life-safety and similar requirements that affect the use of the properties. The leases typically require that each tenant comply with all regulations. Failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties. Non-compliance of this sort could reduce our revenues from a tenant, could require us to pay penalties or fines relating to any non-compliance, and could adversely affect our ability to sell or lease a property.

Failure to qualify as a REIT for federal income tax purposes would cause us to be taxed as a corporation, which would substantially reduce funds available for payment of distributions.

We believe that we are organized and qualified as a REIT, and currently intend to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes under the Code. However, the IRS could successfully assert that we are not qualified as such. In addition, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions. The complexity of these provisions and of the applicable income tax regulations that have been issued under the Code by the United States Department of Treasury is greater in the case of a REIT that holds its assets in partnership form. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying rents and other income. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. Also, we must make annual distributions to stockholders of at least 90% of our net taxable income (excluding capital gains). In addition, new legislation, new regulations, new administrative interpretations or new court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT:

•	we would not be allowed a deduction for dividend distributions to stockholders in computing taxable income;

•	we would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax;

•	unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified;

•	we could be required to pay significant income taxes, which would substantially reduce the funds available for investment and for distribution to our stockholders for each year in which we failed to qualify; and

•	we would no longer be required by law to make any distributions to our stockholders.

We believe that the Partnership is treated as a partnership, and not as a corporation, for federal income tax purposes. If the IRS were to challenge successfully the status of the Partnership as a partnership for federal income tax purposes:

•	the Partnership would be taxed as a corporation;

•	we would cease to qualify as a REIT for federal income tax purposes; and

•	the amount of cash available for distribution to our stockholders would be substantially reduced.

We may be required to incur additional debt to qualify as a REIT.

As a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. We are subject to income tax on amounts of undistributed REIT taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years.

We intend to make distributions to stockholders to comply with the Code’s distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:

•	our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and

•	non-deductible capital expenditures or debt service requirements may reduce available cash but not taxable income.

In these circumstances, we might have to borrow funds on unfavorable terms and even if our management believes the market conditions make borrowing financially unattractive.

The structure of our leases may jeopardize our ability to qualify as a REIT.

If the IRS were to challenge successfully the characterization of one or more of our leases of properties as leases for federal income tax purposes, the Partnership would not be treated as the owner of the related property or properties for federal income tax purposes. As a result, the Partnership would lose tax depreciation and cost recovery deductions with respect to one or more of our properties, which in turn could cause us to fail to qualify as a REIT. Although we will use our best efforts to structure any leasing transaction for properties acquired in the future so the lease will be characterized as a lease and the Partnership will be treated as the owner of the property for federal income tax purposes, we will not seek an advance ruling from the IRS and do not intend to seek an opinion of counsel that the Partnership will be treated as the owner of any leased properties for federal income tax purposes. Thus, the IRS could successfully assert that future leases will not be treated as leases for federal income tax purposes, which could adversely affect our financial condition and results of operations.

To maintain our status as a REIT, we limit the amount of shares any one stockholder can own.

The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our articles of incorporation restrict beneficial and constructive ownership (defined by reference to various Code provisions) to no more than 5% in value of our issued and outstanding equity securities by any single stockholder with the exception of members of The Saul Organization, who, prior to actions discussed below, were restricted to beneficial and constructive ownership, of no more than 24.9% in value of our issued and outstanding equity securities.

The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 5% or 24.9% in value of our issued and outstanding equity securities, by an individual or entity could cause that individual or entity (or another) to own constructively more than 5% or 24.9% in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the respective ownership limit.

The Board of Directors may waive these restrictions on a case-by-case basis. In September 1999, our Board of Directors agreed to waive the ownership limit with respect to Wells Fargo Bank, National Association and U.S. Bank National Association, the pledges of certain shares of our common stock and units issued by the Partnership and held by members of The Saul Organization. In addition, in March 2000, the Board of Directors agreed to increase the ownership limit with respect to members of The Saul Organization, allowing the members to beneficially and constructively own up to 29.9% in value of our issued and outstanding equity securities. As of March 9, 2006, Wells Fargo, U.S. Bank and members of The Saul Organization owned 0%, 0% and 29.0% of the issued and outstanding equity securities, respectively.

The Board has approved an amendment to our articles of incorporation to increase the ownership limitation that applied to member of the Saul Organization to 39.9% in value of our issued and outstanding equity securities, while at the same time decreasing the ownership limitation to all other stockholders to 2.5% in value of our issued and outstanding equity securities. The amendment will be submitted to the Company’s stockholders for approval at the 2006 annual meeting of stockholder.

The ownership restrictions may delay, defer or prevent a transaction or a change of our control that might involve a premium price for our equity stock or otherwise be in the stockholders’ best interest.

The lower tax rate on dividends of regular corporations may cause investors to prefer to hold stock of regular corporations instead of-REITs.

On May 28, 2003, the President signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003 (which we will refer to as the Act). Under the Act, the maximum tax rate on the long-term capital gains of non-corporate taxpayers is 15% (applicable to sales occurring from May 7, 2003 through December 31, 2008). The Act also reduced the tax rate on “qualified dividend income” to the maximum capital gains rate. Because, as a REIT, we are not generally subject to tax on the portion of our REIT taxable income or capital gains distributed to our stockholders, our distributions are not generally eligible for this new tax rate on dividends. As a result, our ordinary REIT dividends generally continue to be taxed at the higher tax rates applicable to ordinary income. Without further legislation, the maximum tax rate on long-term capital gains will revert to 20% in 2009, and dividends will again be subject to tax at ordinary rates.

We cannot assure you we will continue to pay dividends at historical rates.

Our ability to continue to pay dividends on our common stock at historical rates or to increase our common stock dividend rate will depend on a number of factors, including, among others, the following:

•	our financial condition and results of future operations;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

If we do not maintain or increase the dividend rate on our common stock, it could have an adverse effect on the market price of our common stock and other securities. Payment of dividends on our common stock may be subject to payment in full of the dividends on any preferred stock or depositary shares and payment of interest on any debt securities we may offer.

Certain tax and anti-takeover provisions of our articles of incorporation and bylaws may inhibit a change of our control.

Certain provisions contained in our articles of incorporation and bylaws and the Maryland General Corporation Law may discourage a third party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the stockholders from receiving a premium for their stock over then-prevailing market prices. These provisions include:

•	the REIT ownership limit described above;

•	authorization of the issuance of our preferred stock with powers, preferences or rights to be determined by the Board of Directors;

•	a staggered, fixed-size Board of Directors consisting of three classes of directors;

•	special meetings of our stockholders may be called only by the Chairman of the Board, the president, by a majority of the directors or by stockholders possessing no less than 25% of all the votes entitled to be cast at the meeting;

•	the Board of Directors, without a stockholder vote, can classify or reclassify unissued shares of preferred stock;

•	a member of the Board of Directors may be removed only for cause upon the affirmative vote of 75% of the Board of Directors or 75% of the then-outstanding capital stock;

•	advance notice requirements for proposals to be presented at stockholder meetings; and

•	the terms of our articles of incorporation regarding business combinations and control share acquisitions.

We may amend or revise our business policies without your approval.

Our Board of Directors may amend or revise our operating policies without stockholder approval. Our investment, financing and borrowing policies and policies with respect to all other activities, such as growth, debt, capitalization and operations, are determined by the Board of Directors or those committees or officers to whom the Board of Directors has delegated that authority. The Board of Directors may amend or revise these policies at any time and from time to time at its discretion. A change in these policies could adversely affect our financial condition and results of operations, and the market price of our securities.

Item 1B. Unresolved Staff Comments

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2005 that remain unresolved.

Item 2. Properties

Overview

The Company is the owner and operator of a real estate portfolio composed of 44 operating properties totaling approximately 7,376,000 square feet of gross leasable area (“GLA”) and six development parcels as of December 31, 2005. The properties are located primarily in the Washington, DC/Baltimore metropolitan area. The portfolio is composed of 39 neighborhood and community Shopping Centers, and five predominantly Office Properties totaling approximately 6,170,000 and 1,206,000 square feet of GLA, respectively. A majority of the Shopping Centers are anchored by several major tenants. Twenty-seven of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.6% of the total gross leasable area. Only two retail tenants, Giant Food (5.3%), a tenant at nine Shopping Centers and Safeway (3.1%), a tenant at six Shopping Centers and one office tenant, the United States Government (3.1%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenues for the year ended December 31, 2005.

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

The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2005 average estimated population within a one and three-mile radius of the Shopping Centers is approximately 17,000 and 103,300, respectively. The 2005 average household income within the one and three-mile radius of the Shopping Centers is approximately $86,800 and $91,400, respectively, compared to a national average of $68,700. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Centers range in size from 12,000 to 561,000 square feet of GLA, with six in excess of 300,000 square feet, and an average of approximately 158,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Twenty-seven of the 39 Shopping Centers are anchored by a grocery store.

The Office Properties

Four of the five Office Properties are located in the Washington, DC metropolitan area and contain an aggregate GLA of approximately 1,009,000 square feet, comprised of 922,000 and 87,000 square feet of office and retail space, respectively. The fifth office property is located in Tulsa, Oklahoma and contains GLA of 197,000 square feet. The Office Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. As a consequence, management believes that the Washington, DC area office properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, DC market and do not compete with one another.

Management believes that the Washington, DC office market is one of the strongest and most stable leasing markets in the nation, with relatively low vacancy rates in comparison to other major metropolitan areas. Management believes that the long-term stability of this market is attributable to the status of Washington, DC as the nation’s capital and to the presence of the Federal government, international agencies, and an expanding private sector job market. 601 Pennsylvania Avenue is a nine-story, 227,000 square foot Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime location in downtown Washington, DC. Van Ness Square is a six-story, 156,000 square foot office/retail building which was redeveloped in 1990. Van Ness Square is located in a highly developed commercial area of Northwest Washington, DC which offers extensive retail and restaurant amenities. Washington Square at Old Town is a 235,000 square foot Class A mixed-use office/retail complex completed in 2000 and located on a two-acre site along Alexandria’s main street, North Washington Street, in historic Old Town Alexandria, Virginia. Avenel Business Park is a 391,000 square foot research park located in the suburban Maryland, I-270 biotech corridor. The business park consists of twelve one-story buildings built in six phases, completed in 1981, 1985, 1989, 1998, 1999 and 2000.

Crosstown Business Center is a 197,000 square foot flex office/warehouse property located in Tulsa, Oklahoma. The property is located in close proximity to Tulsa’s international airport and major roadways and has attracted tenants requiring light industrial and distribution facilities.

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2005

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-05	Dec-04
Shopping Centers
Ashburn Village	Ashburn, VA	211,327	1994/00/01/02	26.4	99%	100%	Giant Food, Ruby Tuesday, Blockbuster, Hallmark Cards, Long & Foster
Beacon Center	Alexandria, VA	352,365	1972 (1993/99)	32.3	98%	97%	Lowe’s, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread
Belvedere	Baltimore, MD	54,941	1972	4.8	98%	100%	Food City, Family Dollar
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	91%	91%	Publix, Blockbuster
Boulevard	Fairfax, VA	56,350	1994 (1999)	5.0	100%	100%	Panera Bread, Party City, Petco, Danker Furniture
Briggs Chaney MarketPlace	Silver Spring, MD	197,486	2004	18.2	98%	94%	Safeway, Ross Dress For Less, Chuck E Cheese, Family Dollar
Broadlands Village	Loudoun County, VA	107,286	2003	16.0	100%	100%	Safeway, Blockbuster
Broadlands Village II	Loudoun County, VA	30,193	2004	2.5	100%	96%	The Original Steakhouse and Sports Theatre, Bonefish Grill
Clarendon/Clarendon Station	Arlington, VA	11,808	1973/1996	0.6	100%	70%
Countryside	Loudoun County, VA	141,696	2004	16.0	96%	95%	Safeway, CVS Pharmacy
Cruse MarketPlace	Forsyth County, GA	78,686	2004	10.6	97%	97%	Publix
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%
French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	94%	96%	Burlington Coat Factory, Bed Bath & Beyond, Famous Footwear, Lakeshore Learning Center, BridesMart, Staples, Dollar Tree
Germantown	Germantown, MD	26,241	1992	2.7	92%	100%	Total Health Medical Center
Giant	Baltimore, MD	70,040	1972 (1990)	5.0	100%	100%	Giant Food
The Glen	Lake Ridge, VA	134,317	1994	14.7	100%	98%	Safeway Marketplace, The Original Steakhouse and Sports Theatre
Great Eastern	District Heights, MD	254,448	1972 (1995)	23.9	99%	99%	Giant Food, Pep Boys, Big Lots
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	Safeway, Blockbuster
Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	99%	N/A	Publix, Carrabas
Kentlands Square	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s, Chipotle
Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	100%	N/A	Elizabeth Arden’s Red Door Salon, Bonefish Grill

Shopping	Centers (continued)

Leesburg Pike	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	100%	Party Depot, CVS Pharmacy, FedEx Kinko’s, Hollywood Video

Lexington	Lexington, KY	13,646	1974	4.1	100%	58%

Lumberton Plaza	Lumberton, NJ	193,044	1975 (1992/96)	23.3	99%	98%	SuperFresh, Rite Aid, Blockbuster, Ace Hardware

Shops at Monocacy	Frederick, MD	109,144	2004	13.0	100%	84%	Giant Food, Panera Bread

Olde Forte Village	Ft. Washington, MD	143,062	2003	16.0	90%	70%	Safeway, Blockbuster, Mimi’s Cafe, Toojay’s Deli, Catherines

Olney	Olney, MD	53,765	1975 (1990)	3.7	97%	100%	Rite Aid

Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	100%	N/A	Albertson’s, Office Depot

Ravenwood	Baltimore, MD	85,958	1972	8.0	97%	98%	Giant Food, Hollywood Video

Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	99%	N/A	Publix, Palm Harbor Health Food, World Gym, KidzKazoo, Fashion Bug

Seven Corners	Falls Church, VA	560,998	1973 (1994-7)	31.6	100%	99%	The Home Depot, Shoppers Club, Michaels, Barnes & Noble, Ross Dress For Less, G Street Fabrics, Off-Broadway Shoes, The Room Store, Dress Barn

Shops at Fairfax	Fairfax, VA	68,743	1975 (1993/99)	6.7	100%	100%	Super H Mart, Blockbuster

Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6	99%	99%	Giant Food, The Home Depot, Circuit City, Michaels, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse

Southside Plaza	Richmond, VA	373,651	1972	32.8	95%	86%	Farmers Foods, CVS Pharmacy, Maxway, Citi Trends, City of Richmond

South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	90%	97%	Pep Boys, The Emory Clinic, Maxway, Consolidated Stores

Thruway	Winston-Salem, NC	352,355	1972 (1997)	30.5	93%	93%	Harris Teeter, Fresh Market, Borders Books, Bed Bath & Beyond, Stein Mart, Eckerd, Blockbuster, JoS. A Banks, Bonefish Grill, Chico’s, Ann Taylor, Pier 1 Kids, New Balance, Aveda Salon, Christies Hallmark

Village Center	Centreville, VA	143,109	1990	17.2	99%	99%	Giant Food, Tuesday Morning, Blockbuster

West Park	Oklahoma City, OK	76,610	1975	11.2	54%	54%	Drapers Market, Family Dollar

White Oak	Silver Spring, MD	480,156	1972 (1993)	28.5	100%	99%	Giant Food, Sears, Rite Aid, Blockbuster

	Total Shopping Centers	6,170,423		562.0	97.2%	93.5%

Office Properties
Avenel Business Park	Gaithersburg, MD	390,579	1981-2000	37.1	97%	97%	General Services Administration, VIRxSYS, Broadsoft, Arrow Financial, Quanta Systems, SeraCare Life Sciences, Panacos Pharmaceutical

Crosstown Business Center	Tulsa, OK	197,135	1975 (2000)	22.4	90%	93%	Compass Group, Roxtec, Outdoor Innovations, Auto Panels Plus, Gofit, Freedom Express

601 Pennsylvania Ave	Washington, DC	226,604	1973 (1986)	1.0	100%	100%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Pharmaceutical Care Mgmt Assn, Freedom Forum, Capital Grille

Van Ness Square	Washington, DC	156,493	1973 (1990)	1.2	95%	91%	Team Video Intl, Office Depot, Pier 1

Washington Square	Alexandria, VA	235,042	1975 (2000)	2.0	99%	95%	Vanderweil Engineering, World Wide Retail Exchange, EarthTech, Thales, Bank of America, Trader Joe’s, Kinko’s, Talbot’s, Blockbuster

	Total Office Properties	1,205,853		63.7	96.6%	95.9%

	Total Portfolio	7,376,276		625.7	97.1%	93.9%

Development Parcels
Broadlands Village III	Loudoun County, VA		2002	5.5	Site work and construction commenced November 2005.
Clarendon Center	Arlington, VA		2002	1.3	Pursuing zoning approvals from County.

Lansdowne Town Center	Loudoun County, VA		2002	23.4	Site work and construction commenced November 2005. Grocery store lease executed with Harris Teeter.

Ashland Square	Dumfries, VA		2004	19.3	Awaiting approval of site plans from Prince William County for shopping center development.

Lexington	Lexington, KY		1974	26.0	Subsequent to the execution of a new land use agreement, redevelopment commenced for approximately 26 of the property’s 30 acres in September 2005.
New Market	New Market, MD		2005	35.5	Contracted to purchase a neighboring parcel in order to assemble additional acreage for a future retail development near the I-70 interchange.

	Total Development Properties			111.0

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

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the shares of common stock as reported by the New York Stock Exchange for each quarter of 2005 and 2004 were as follows:

Period	Share Price
	High	Low
October 1, 2005 – December 31, 2005	$38.46	$33.82
July 1, 2005 – September 30, 2005	$39.48	$35.10
April 1, 2005 – June 30, 2005	$36.41	$31.80
January 1, 2005 – March 31, 2005	$37.25	$32.00

October 1, 2004 – December 31, 2004	$39.25	$31.84
July 1, 2004 – September 30, 2004	$33.25	$28.83
April 1, 2004 – June 30, 2004	$32.41	$24.70
January 1, 2004 – March 31, 2004	$30.55	$27.30

On March 9, 2006, the closing price was $40.87.

Holders

The approximate number of holders of record of the common stock was 360 as of March 9, 2006.

Dividends and Distributions

Under the Code, REIT’s are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2005 and 2004. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $34,887,000 in 2005 and $33,166,000 in 2004. Distributions to preferred stockholders were $8,000,000 in 2005 and $7,244,000 in 2004. See Notes to Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

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

The Company paid four quarterly distributions totaling $1.60, $1.56 and $1.56, per common share during each of the years ended December 31, 2005, 2004 and 2003, respectively. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. The Company has determined that 95.0% of the total $1.60 per common share paid in calendar year 2005 represents currently taxable dividend income to the stockholders, while the balance of 5.0% is considered return of capital. For the years 2004 and 2003, of the $1.56 per common share dividend paid in each year, 80.0% and 82.3%, was taxable dividend income and 20.0% and 17.7%, was considered return of capital, respectively. No assurance can be given regarding what portion, if any, of distributions in 2006 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are considered ordinary dividend income.

Issuer Repurchases of Equity Securities

Through participation in the Company’s Dividend Reinvestment Plan, B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and B.F. Saul Real Estate Investment Trust, B.F. Saul Company and Van Ness Square Corporation, for each of which Mr. Saul is either President or Chairman; B.F. Saul Property Company and Dearborn, L.L.C., which are wholly-owned subsidiaries of B.F. Saul Company and B.F. Saul Real Estate Investment Trust, respectively; and the B.F. Saul Company Employees’ Profit Sharing Retirement Trust acquired an aggregate of 87,132 shares at a price of $32.40 per share on January 31, 2005, acquired 140,052 shares at a price of $32.50 per share on April 29, 2005, acquired 72,086 shares at a price of $36.67 per share on July 29, 2005, and acquired 82,637 shares at a price of $33.95 per share on October 31,2005.

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

Saul Centers, Inc.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Total revenue	$127,015	$112,842	$97,884	$93,963	$86,308
Operating expenses	89,990	79,135	70,738	67,753	60,925

Operating income	37,025	33,707	27,146	26,210	25,383
Non-operating income (loss) Gain on sale of property	—	572	182	1,426	—

Income before minority interests	37,025	34,279	27,328	27,636	25,383
Minority interests	(7,798)	(8,105)	(8,086)	(8,070)	(8,069)

Net income	29,227	26,174	19,242	19,566	17,314
Preferred dividends	(8,000)	(8,000)	(1,244)	—	—

Net income available to common stockholders	$21,227	$18,174	$17,998	$19,566	$17,314

Per Share Data (diluted):
Net income available to common stockholders	$1.27	$1.12	$1.15	$1.31	$1.22

Basic and Diluted Shares Outstanding
Weighted average common shares - basic	16,663	16,154	15,591	14,865	14,210
Effect of dilutive options	107	57	17	22	—

Weighted average common shares - diluted	16,770	16,211	15,608	14,887	14,210

Weighted average convertible limited partnership units	5,233	5,194	5,182	5,172	5,172

Weighted average common shares and fully converted limited partnership units - diluted	22,003	21,405	20,790	20,059	19,382

Dividends Paid :
Cash dividends to common stockholders (1)	$26,542	$25,061	$24,171	$23,030	$21,998

Cash dividends per share	$1.60	$1.56	$1.56	$1.56	$1.56

Balance Sheet Data :
Real Estate Investments (net of accumulated depreciation)	$567,417	$501,388	$387,292	$353,628	$317,881
Total assets	631,469	583,396	471,616	388,687	346,403
Total debt, including accrued interest	484,902	455,925	359,051	382,619	353,554
Preferred stock	100,000	100,000	100,000	—	—
Total stockholders’ equity (deficit)	111,414	100,964	92,643	(13,267)	(24,123)

Other Data
Cash flow provided by ( used in ) :
Operating activities	$58,401	$50,686	$37,716	$36,369	$31,834
Investing activities	$(73,805)	$(113,467)	$(49,121)	$(40,169)	$(21,800)
Financing activities	$(10,150)	$51,098	$55,340	$3,304	$(10,001)

Funds from operations (2)
Net income.	$29,227	$26,174	$19,242	$19,566	$17,314
Minority Interests	7,798	8,105	8,086	8,070	8,069
Depreciation and amortization of real property	24,197	21,324	17,838	17,821	14,758
Gain on sale of property	—	(572)	(182)	(1,426)	—

Funds from operations	61,222	55,031	44,984	44,031	40,141
Preferred dividends	(8,000)	(8,000)	(1,244)	—	—

Funds from operations available to common shareholders	$53,222	$47,031	$43,740	$44,031	$40,141

(1)	For the years 2005, 2004, 2003, 2002 and 2001, shareholders reinvested $15,330, $13,774, $13,349, $12,882 and $11,976, in newly issued common stock by operation of the Company’s dividend reinvestment plan, respectively.
(2)	Funds From Operations (FFO) is a non-GAAP financial measure. For a definition of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 35, discusses the Company’s results of operations for the past two years. Beginning on page 39, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 46, the Company discusses funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

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

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area. In addition to investing in properties in the Washington, DC/Baltimore metropolitan area, during 2004 and 2005, the Company also acquired four grocery-anchored neighborhood shopping centers in Florida, totaling 491,000 square feet and another grocery-anchored neighborhood shopping centers in Georgia totaling 79,000 square feet.

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

When incurred, the Company capitalizes the cost of improvements that extend the useful life of property and equipment and all repair and maintenance expenditures are expensed. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint.

Allowance for Doubtful Accounts - Current and Deferred Receivables

Accounts receivable primarily represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to the Company’s revenue recognition policy. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. In addition to rents due currently, accounts receivable include amounts representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. Reserves are established with a charge to income for tenants whose rent payment history or financial condition casts doubt upon the tenant’s ability to perform under its lease obligations.

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

Results of Operations

Revenue

(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2005	2004	2003	2005 to 2004	2004 to 2003
Revenue
Base rent	$99,448	$91,125	$78,167	9.1%	16.6%
Expense recoveries	20,027	16,712	14,438	19.8%	15.8%
Percentage rent	2,057	1,635	1,695	25.8%	(3.5)%
Other	5,483	3,370	3,584	62.7%	(6.0)%

Total	$127,015	$112,842	$97,884	12.6%	15.3%

Total revenue increased 12.6% for the 2005 year compared to 2004 primarily due to (1) the contribution of operating revenue from three development properties (Shops at Monocacy, Kentlands Place and Broadlands II) and three acquisition properties (Palm Springs, Jamestown Place and Seabreeze Plaza) placed in service during 2005 and four operating properties acquired during the first half of 2004, (Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney MarketPlace) together defined as the “2005/2004 Development and Acquisition Properties” whose operating results are included in 2005’s operating income but not fully in the previous year’s results and (2) the payment related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall. The 2005/2004 Development and Acquisition Properties contributed $8,414,000 or 59.4% of the increase in revenues. The net payment related to the resolution of the Lexington Mall land use dispute contributed $1,801,000 or 12.7% of the increase in revenues. 601 Pennsylvania Avenue also contributed $768,000 or 5.4% of the increase due to both a collection of a lease termination fee and increased rental income because all of its rentable area was producing rent during 2005 while a portion of the area was being prepared for occupancy during the 2004. Also contributing to the 2005 revenue increase were rents earned at the Company’s Thruway (resulting from a 15,725 square foot expansion completed in April 2004), The Glen (impacted by a 22,000 square foot expansion completed November 2005) and Southdale shopping centers, which provided increased revenues of $533,000 or 3.8%, $392,000 or 2.8% and $376,000 or 2.7%, respectively.

Total revenues increased 15.3% for the 2004 year compared to 2003 primarily due to the contribution of operating revenue from three development properties and five acquisition properties placed in service during 2004 or 2003. The developments Broadlands Village II and Shops at Monocacy were placed in service in 2004 and Broadlands Village in 2003. The acquisition properties Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney Plaza were acquired in 2004 and Olde Forte Village was acquired in 2003 (the “ 2004/2003 Development and Acquisition Properties”). The 2004/2003 Development and Acquisition Properties contributed $10,888,000 or 72.8% of the increase in revenues. The Company’s 601 Pennsylvania Avenue office property was fully leased during 2004 and contributed $2,267,000 or 15.2% of the year’s revenue improvement. A discussion of the components of revenue follows.

Base rent

The $8,323,000 increase in base rent for 2005 versus 2004 was primarily attributable (76.4% or approximately $6,362,000) to leases in effect at the 2005/2004 Development and Acquisition Properties. Thruway also contributed to the increase in base rent (5.3% or approximately $437,000). Contractual rent increases at other properties substantially accounted for the balance of the increase.

The $12,958,000 increase in base rent for 2004 versus 2003 was primarily attributable (69.1% or approximately $8,958,000) to leases in effect at the 2004/2003 Development and Acquisition Properties. The lease-up of space at 601 Pennsylvania Avenue (14.6% or approximately $1,886,000) and contractual rent increases at other Properties substantially accounted for the balance of the increase.

Expense recoveries

Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the $3,315,000 2005 versus 2004 increase in expense recovery income was contributed by the 2005/2004 Development and Acquisition Properties (58.8% or approximately $1,948,000). Increased operating expenses recovered from tenants in the office portfolio (19.3% or approximately $640,000) contributed toward the 2005 increase. Increased real estate taxes, insurance, repairs and utilities expenses at several of the Company’s other properties were incurred and recovered from tenants.

The 2004/2003 Development and Acquisition Properties provided the majority (81.3% or approximately $1,849,000) of the 2004 versus 2003 increase of $2,274,000 in expense recovery income. The office properties 601 Pennsylvania Avenue and Van Ness Square also made significant contributions toward the 2004 increase (together, 20.1% or approximately $457,000).

Percentage rent

Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. The majority of the $422,000 2005 versus 2004 increase in percentage rents resulted from improved sales reported by a restaurant tenant at 601 Pennsylvania Avenue (53.3% or approximately $225,000). Additionally, 2005 percentage rent was positively impacted by two tenants at Southdale, one paying percentage rent for the first time and the other reporting improved sales (together, 18.7% or approximately $79,000). Smaller percentage rent increases were recognized at several of the Company’s properties due to increased sales reported by selected tenants at those properties.

Percentage rent decreased $60,000 for 2004 versus 2003 due to a change in major tenant’s sales reporting procedures. In years prior to 2004, the tenant voluntarily provided interim sales reports upon which the Company had based its calculations. The tenant has indicated that going forward, it will only provide required annual sales reports per the terms of its lease agreement. Accounting rules prohibit the accrual of percentage rent until the tenant actually reports sales. Therefore the tenant’s sales reporting change impacts only the timing of when the Company recognizes percentage rent. The Company recognized percentage rent for this tenant during the second quarter of year 2005.

Other revenue

Other revenue consists primarily of parking revenue at three of the Office Properties, kiosk leasing, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue increased $2,113,000 during 2005 versus 2004 as a result of $1,801,000 (85.2 % of increase) related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall and increased interest income from short-term investments (19.1% or $404,000). Also contributing to the other revenue increase was the collection of a lease termination fee and settlement of a rent dispute with two former tenants at 601 Pennsylvania Avenue (12.4% or $262,000). The other revenue increases were offset in part by reduced parking revenue in the office portfolio (7.0% or $147,000), primarily at 601 Pennsylvania Avenue where parking spaces were temporarily placed out of service while the parking deck was being refurbished, and lower overall lease termination fees received in 2005 compared to 2004.

The $214,000 decrease in other income for 2004 versus 2003 resulted primarily from a $619,000 decrease in lease termination fees from $1,286,000 in 2003 to $667,000 in 2004, which was partially offset by an increase in parking income at the Office Properties of $178,000 and an increase in cash investment income of $166,000 in 2004.

Operating Expenses

(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2005	2004	2003	2005 to 2004	2004 to 2003
Operating expenses:
Property operating expenses	$14,724	$12,070	$11,363	22.0%	6.2%
Provision for credit losses	237	488	171	(51.4)%	185.4%
Real estate taxes	11,040	9,789	8,580	12.8%	14.1%
Interest expense and amortization of deferred debt	30,207	27,022	26,573	11.8%	1.7%
Depreciation and amortization	24,197	21,324	17,838	13.5%	19.5%
General and administrative	9,585	8,442	6,213	13.5%	35.9%

Total	$89,990	$79,135	$70,738	13.7%	11.9%

Property operating expenses

Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The $2,654,000 increase in 2005 versus 2004 property operating expenses was caused primarily by the operation of the 2005/2004 Development and Acquisition Properties (48.4% or approximately $1,286,000) and to a lesser extent increased operating expenses, primarily increased repairs and maintenance and utilities expenses, at the office properties (16.9% or approximately $448,000) and increased repair and maintenance expenses in shopping centers owned more than one year (22.2% or approximately $590,000).

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

Provision for credit losses

The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses decreased $251,000 for 2005 versus 2004 due primarily to the absence of significant credit losses experienced during 2004 at Great Eastern Plaza ($155,000) and Leesburg Pike ($113,000).

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

Real estate taxes

The $1,251,000 increase in real estate taxes for 2005 versus 2004 was primarily attributable to the commencement of operations at the 2005/2004 Development and Acquisition Properties (63.1% or approximately $790,000). In addition, the majority of the Company’s properties received increases in assessed values during 2005, especially newly acquired, developed or redeveloped properties and those properties located in the Metropolitan Washington, DC area.

The $1,209,000 increase in real estate taxes for 2004 versus 2003 was primarily attributable to the commencement of operations at the 2004/2003 Development and Acquisition Properties (79.2% or approximately $958,000).

Interest and amortization of deferred debt

Interest expense increased $2,953,000 and Deferred debt cost amortization increased $232,000 in 2005 versus 2004. Interest expense increased due to new borrowings, as the Company placed permanent 15-year fixed rate mortgages on selected 2005/2004 Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $56,000,000 resulted from financing selected 2005/2004 Development and Acquisition Properties (approximately $4,051,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 23 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $1,067,000 decrease in interest expense). The Company also paid a $92,000 prepayment premium on the refinancing of a mortgage loan during 2005 in order to obtain a new 15-year loan at a lower interest rate. Interest was capitalized as a cost of construction and development projects during the 2005 and 2004 years in the amount of $3,258,000 and $3,227,000, respectively ($31,000 decrease in interest expense). Deferred debt cost amortization expense was $1,161,000 and $929,000, for the 2005 and 2004 periods, respectively. The increased expense ($232,000) resulted from amortization of financing costs of new mortgage loans and the early write-off of unamortized costs incident to the refinancing of the Company’s revolving credit facility during the 2005.

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

Depreciation and amortization

The $2,873,000 increase in depreciation and amortization expense resulted primarily from the acceleration of depreciation expense during 2005 related to the shortened useful life of vacant buildings at Lexington Mall, exclusive of the Dillard’s space, resulting from the resolution of a land use dispute with an adjacent property owner and the resulting determination by management to take the building out of service and redevelop the shopping center (52.7% or $1,515,000). The balance of the increase in depreciation and amortization expense resulted primarily from the 2005/2004 Development and Acquisition Properties placed in service during 2005 and 2004. The remaining approximately $1,500,000 of net book value attributable to the Dillard’s building, which was taken out of service effective October 31, 2005 upon termination of Dillard’s lease. The Company is pursuing either leasing opportunities for the existing space or potentially demolishing the building in conjunction with the overall redevelopment of the rest of the property which will determine the remaining depreciable life of the building. The ultimate plan for this site and the treatment of the remaining capitalized costs is expected to be made by management in 2006.

The increase in depreciation and amortization expense from 2003 to 2004 of $3,486,000 resulted primarily from the 2004/2003 Development and Acquisition Properties placed in service during 2004 and 2003.

General and administrative

General and administrative expenses consists of payroll, administrative and other overhead expenses. The $1,143,000 increase in general and administrative expenses for 2005 versus 2004 was attributable primarily to increased payroll and related expenses in part for additional construction and leasing administration (38.3% or $438,000), the write-off of abandoned acquisition (7.3% or $84,000) and redevelopment costs associated with pre-settlement land use requirements at Lexington Mall (21.5% or $246,000) and increased office rent for the Company’s corporate offices in Bethesda, Maryland (19.9% or $227,000).

The $2,229,000 increase in general and administrative expense for 2004 versus 2003 was attributable to increased payroll, retirement and employment expenses (46.7% or $1,040,000) primarily resulting from staffing for the Company’s acquisitions department and a non-recurring retirement payment to a former executive officer. In addition, accounting fees and other administrative expenses, incurred to comply with new Sarbanes-Oxley documentation and compliance requirements, increased 27.5% or $614,000, and the expensing of officer and director stock options increased 6.7% or $150,000.

Gain on Sale of Property

The Company recognized a gain on the sale of real estate of $572,000 in 2004 and $182,000 in 2003. There were no property dispositions in 2005. The 2004 gain resulted from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center. The 2003 gain resulted from the State of Maryland’s condemnation and purchase of a piece of vacant land at Avenel Business Park for improvement of an interchange on I-270, adjacent to the property.

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

Substantially all of the Company’s properties are leased to tenants under long-term leases, which provide for reimbursement of operating expenses by tenants. These leases tend to reduce the Company’s exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on the Company’s tenants if increases in their operating expenses exceed increases in their revenue.

Liquidity and Capital Resources

Cash and cash equivalents were $8,007,000 and $33,561,000 at December 31, 2005 and 2004, respectively. The changes in cash and cash equivalents during the years ended December 31, 2005 and 2004 were attributable to operating, investing and financing activities, as described below.

(Dollars in thousands)	Year Ended December 31,
	2005	2004
Cash provided by operating activities	$58,401	$50,686
Cash used in investing activities	(73,805)	(113,467)
Cash (used) provided by financing activities	(10,150)	51,098

Decrease in cash	$(25,554)	$(11,683)

Operating Activities

Cash provided by operating activities increased $7,715,000 to $58,401,000 for the year ended December 31, 2005 compared to $50,686,000 for the year ended December 31, 2004 primarily reflecting increased operating income of the 2005/2004 Development and Acquisition Properties. Cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities decreased $39,662,000 to $73,805,000 for the year ended December 31, 2005 compared to $113,467,000 for the year ended December 31, 2004 and primarily reflects the acquisition of properties (Palm Springs Center, Jamestown Place and Seabreeze Plaza and land parcels at Lansdowne Town Center and New Market in 2005 and Boca Valley Plaza, Briggs Chaney Plaza, Countryside, Cruse MarketPlace and the Kentlands Place and Ashland Square land parcels in 2004), the construction of new shopping center properties (The Glen expansion in 2005 and Broadlands Village II, Shops at Monocacy, Kentlands Place and Olde Forte Village redevelopment in 2004), tenant improvements and construction in progress during those years.

Financing Activities

Cash used by financing activities for the year ended December 31, 2005 was $10,150,000 and cash provided by financing activities for the year ended December 31, 2004 was $51,098,000. Cash used by financing activities for the year ended December 31, 2005 primarily reflects:

•	the repayment of borrowings on mortgage notes payable totaling $20,794,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $34,887,000;

•	distributions made to preferred stockholders during the year totaling $8,000,000; and

•	payments of $2,025,000 for financing costs of the revolving credit facility and two mortgage loans during 2005.

which was partially offset by:

•	$25,500,000 of proceeds received from mortgage notes payable incurred during the year;

•	amounts borrowed from the revolving credit facility totaling $10,500,000; and

•	$19,556,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

Cash provided by financing activities for the year ended December 31, 2004 primarily reflects:

•	$94,800,000 of proceeds received from mortgage notes payable incurred during the year; and

•	$14,851,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $16,427,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $33,166,000;

•	distributions made to preferred stockholders during the year totaling $7,244,000; and

•	payments of $1,716,000 for financing costs of six mortgage loans during 2004.

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

Long-term liquidity requirements consisted primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. Management anticipates that during the coming year the Company may:

•	redevelop certain of the Current Portfolio Properties,

•	develop additional freestanding outparcels or expansions within certain of the Shopping Centers,

•	acquire existing neighborhood and community shopping centers and/or office properties, and

•	develop new shopping center or office sites.

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

Contractual Payment Obligations

As of December 31, 2005, the Company had unfunded contractual payment obligations of approximately $23.2 million, excluding operating obligations, due within the next 12 months. The table below specifies the total contractual payment obligations as of December 31, 2005.

(Dollars in thousands)	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Notes Payable	$482,431	$12,991	$39,458	$33,518	$396,464
Operating Leases (1)	11,593	164	328	334	10,767
Corporate Headquarters Lease (1)	4,385	658	1,376	1,460	891
Development Obligations (2)	9,345	9,345	—	—	—

Total Contractual Cash Obligations	$507,754	$23,158	$41,162	$35,312	$408,122

(1)	See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees, employed by each of the parties to the lease, fluctuate.
(2)	In addition to development obligations presented as of December 31, 2005, the Company executed a contract with a general contractor, dated January 4, 2006, in the amount of $18,480,000, to construct Lansdowne Town Center. Substantially all of the amounts are expected to be paid during 2006.

Management believes that the Company’s capital resources, which at December 31, 2005 included cash balances of $8.0 million and borrowing availability of $139.5 million on its revolving line of credit ($72.5 million for general corporate use and $67 million for qualified future acquisitions), will be sufficient to meet its liquidity needs for the foreseeable future.

Preferred Stock Issue

On July 16, 2003, the Company filed a shelf registration statement with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. On November 5, 2003 the Company sold 3,500,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The underwriters exercised an over-allotment option, purchasing an additional 500,000 depositary shares on November 26, 2003.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 455,494 and 497,282 shares under the Plan at a weighted average discounted price of $33.66 and $27.70 per share during the years ended December 31, 2005 and 2004, respectively.

Additionally, the Operating Partnership issued 110,910 and 11,557 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $35.15 and $27.66 per unit during the years ended December 31, 2005 and 2004, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2005.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable. The following is a summary of notes payable as of December 31, 2005 and 2004:

Notes Payable

	December 31,
(Dollars in thousands)	2005		2004	Interest Rate *	Scheduled Maturity *
Fixed rate mortgages:	$91,203	(a)	$94,794	8.00%	Dec-2011
	126,637	(b)	129,883	7.67%	Oct-2012
	32,185	(c)	33,138	7.88%	Jan-2013
	8,520	(d)	8,699	5.77%	Jul-2013
	13,554	(e)	—	5.28%	May-2014
	12,712	(f)	13,057	8.33%	Jun-2015
	40,627	(g)	41,324	6.01%	Feb-2018
	46,479	(h)	47,375	5.88%	Jan-2019
	15,040	(i)	15,335	5.76%	May-2019
	20,774	(j)	21,185	5.62%	Jul-2019
	20,514	(k)	20,906	5.79%	Sep-2019
	18,407	(l)	18,750	5.22%	Jan-2020
	12,901	(m)	9,200	5.60%	May-2020
	12,378	(n)	—	5.30%	Jun-2020

Total fixed rate	471,931		453,646	6.90%	9.3 Years

Variable rate loan:
Revolving credit facility	10,500	(o)	—	LIBOR + 1.5%	Jan-2008

Total variable rate	10,500		—	5.82%	2.1 Years

Total notes payable	$482,431		$453,646	6.87%	9.2 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2005. Totals computed using weighted averages.

(a)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a final payment of $63,153,000 at loan maturity. Principal of $3,591,000 was amortized during 2005.
(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $3,246,000 was amortized during 2005.
(c)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $953,000 was amortized during 2005.
(d)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $179,000 was amortized during 2005.
(e)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $84,000 based upon a 25-year amortization schedule and a final payment of $10,531,000 at loan maturity. Principal of $25,000 was amortized during 2005.

(f)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22-year amortization schedule and a final payment of $7,630,000 at loan maturity. Principal of $345,000 was amortized during 2005.
(g)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $697,000 was amortized during 2005.
(h)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by four shopping centers, Broadlands Village (Phases I & II), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 (beginning February 1, 2005; prior to that date, payments totaled $256,000 per month) based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $896,000 was amortized during 2005.
(i)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $295,000 was amortized during 2005.
(j)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $411,000 was amortized during 2005.
(k)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $392,000 was amortized during 2005.
(l)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $343,000 was amortized during 2005.
(m)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $99,000 was amortized during 2005. The previous loan was repaid in 2005 with proceeds from this financing.
(n)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $122,000 was amortized during 2005.
(o)	The loan is an unsecured revolving credit facility totaling $150,000,000. Loan availability for working capital and general corporate uses is determined by operating income from the Company’s unencumbered properties, with a portion available only for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.40% to 1.625% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month.

The December 31, 2005 and 2004 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $467,015,000 and $420,320,000, respectively. Notes payable at December 31, 2005 and 2004, totaling $169,322,000 and $163,022,000, respectively, are guaranteed by members of The Saul Organization. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2005, the material covenants required the Company, on a consolidated basis, to:

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

As of December 31, 2005, the Company was in compliance with all such covenants.

During 2005, the Company refinanced its revolving credit facility, refinanced an existing mortgage loan, completed a new mortgage financing and assumed an existing mortgage loan upon the acquisition of a shopping center. On January 28, 2005 the Company executed a $150 million unsecured revolving credit facility, an expansion of the $125 million agreement in place as of December 31, 2004. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The Company closed on two new fixed-rate, non-recourse financings during the second quarter of 2005. The first loan is a refinancing of the $9,200,000, 6.82% interest rate mortgage loan assumed during the February 2004 acquisition of Boca Valley Plaza. The new loan is a 15-year, $13,000,000 fixed-rate mortgage loan collateralized by Boca Valley Plaza. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.60% and a 30-year amortization schedule. A final payment of $9,149,000 will be due at loan maturity, May 2020. The second loan is a permanent financing of Palm Springs Center, acquired in March 2005. The loan is a 15-year, $12,500,000 fixed-rate mortgage loan collateralized by Palm Springs Center. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.30% and a 25-year amortization schedule. A final payment of $7,075,000 will be due at loan maturity, June 2020. On November 30, 2005 the Company assumed an existing $13,600,000 loan upon the acquisition of Seabreeze Plaza. The loan requires fixed monthly principal and interest payments based upon a 5.28% interest rate and 25-year amortization. A final payment of $10,531,000 will be due at loan maturity, May 2014.

In December 2005, the Company entered into a rate lock agreement and made application for a 15-year, $40,000,000 fixed-rate mortgage loan to be collateralized by Lansdowne Town Center. The rate lock agreement set the interest rate at 5.62%, contingent upon meeting certain construction and leasing criteria prior to loan funding, projected to occur in February 2007. The Company paid a loan deposit fee of $850,000 which is refundable, less expenses, if the parties are unable to close on the financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

In 2005, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $53,222,000 representing a 13.2% increase over 2004 FFO available to common shareholders of $47,031,000. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

(Dollars in thousands)	For the Year Ended December 31,
	2005	2004	2003	2001	2000
Net income	$29,227	$26,174	$19,242	$19,566	$17,314
Subtract:
Gain on sale of property	—	(572)	(182)	(1,426)	—
Add:
Minority interests	7,798	8,105	8,086	8,070	8,069
Depreciation and amortization of real property	24,197	21,324	17,838	17,821	14,758

FFO	61,222	55,031	44,984	44,031	40,141
Preferred dividends	(8,000)	(8,000)	(1,244)	—	—

FFO available to common shareholders	$53,222	$47,031	$43,740	$44,031	$40,141

Average shares and units used to compute FFO per share	22,003	21,405	20,790	20,059	19,382

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

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village, Thruway, The Glen, Ravenwood and Lansdowne Town Center. The following describes the acquisitions, redevelopments and renovations which affected the Company’s financial position and results of operations in 2005 and 2004.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by a newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company is in the process of redeveloping. The reconfigured shopping center now totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, are expected to total approximately $22 million. Construction at Olde Forte Village was substantially completed during the second quarter of 2005. The center was 91% leased at March 9, 2006.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase commenced in March 2004 and was substantially completed in the fourth quarter of 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. Both the first and second phases were 100% leased at March 9, 2006. During the fourth quarter of 2005, the Company commenced construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad buildings. As of March 9, 2006, leases have been executed for 73% of the new shop space. The Company’s development cost for construction of the third phase is expected to total approximately $7.5 million and be completed during the third quarter of 2006.

Thruway

During 2004, the Company completed construction of a 15,725 square foot expansion of the Thruway shopping center located in Winston Salem, North Carolina. The new development replaced a former 6,100 square foot single-tenant pad building with a new multi-tenant building. As of March 9, 2006, all of the new space was leased and occupied by tenants including Ann Taylor Loft, JoS. A Banks Clothiers, Chico’s and Liz Claiborne. This $2.1 million expansion was substantially completed in April 2004.

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building at The Glen shopping center in Prince William County, Virginia. The existing 120,000 square foot Safeway anchored center is 100% leased and this expansion will provide additional restaurants and small shop service space. Construction of the expansion building was substantially completed in the fall of 2005, and development costs are estimated to total $4.1 million. As of March 9, 2006, 100% of the new space was leased. Tenants began occupying space in September 2005 and all tenants are expected to be open for business by the end of the first quarter of 2006.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 109,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. The Company’s total development costs, including the land acquisition, were approximately $22.3 million. Construction was completed and Giant opened for business during October 2004. The property was 100% leased at March 9, 2006.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, are projected to total approximately $8.5 million. The property was 100% leased at March 9, 2006 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon.

Boca Valley Plaza

The Company added Publix as one of its grocery tenants with the February 2004 acquisition of Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center was constructed in 1988, was 96% leased at March 9, 2006 and is anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage.

Countryside

In mid-February 2004, the Company completed the acquisition of the 142,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 97% leased at March 9, 2006 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 97% leased at March 9, 2006. The center was purchased for $12.6 million, subject to the assumption of an $8.8 million mortgage.

Briggs Chaney MarketPlace

In April 2004 the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 98% leased at March 9, 2006 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. The Company has completed interior construction to reconfigure a portion of the vacant space totaling approximately 11,000 square feet of leasable area. All of the eight newly created shop spaces have been leased and were in operation prior to December 31, 2005. In October 2005, the Company also completed construction of a façade renovation of the shopping center.

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

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida. The center was 100% leased at March 9, 2006 and was acquired for a purchase price of $17.5 million.

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. The Company has commenced construction of the 191,000 square foot retail center. The Company’s total development costs, including the land acquisition, are expected to total approximately $42 million. The development will be anchored by a 55,000 square foot Harris Teeter grocery store and was 29% pre-leased as of March 9, 2006.

Ravenwood

During the fourth quarter of 2005, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. This space is 61% pre-leased and the cost to expand Ravenwood is projected to total $2.2 million.

Lexington

On September 29, 2005, the Company announced the resolution of a land use dispute at Lexington Mall, allowing increased flexibility in future development rights for its property. The Company and the land owner of the adjacent 16 acre site, have resolved a dispute arising from a reciprocal easement agreement governing land use between the two owners. The parties have now executed a new land use agreement which grants each other the flexibility to improve its property. The Company also reached an agreement with Dillard’s to terminate its lease, without consideration exchanged by either party. The Dillard’s store closed during October 2005. During the past several years, the Company has not been renewing small shop leases pending settlement with the adjacent owner. The departure of Dillard’s now leaves the mall vacant and combined with the new land use agreement, expands potential redevelopment options. The Company has engaged land planners and assembled a team to proceed with conceptual designs.

Jamestown Place

On November 17, 2005, the Company acquired the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida. The center was 99% leased at March 9, 2006 and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company acquired the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida. The center was 99% leased at March 9, 2006 and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The purchase price was $17.5 million and was paid with cash and by the assumption of an $11.3 million mortgage loan. The property was 89% leased at March 9, 2006.

Clarendon

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. The Company is continuing to pursue zoning approvals for a significant mixed-use development project.

Portfolio Leasing Status

The following chart sets forth certain information regarding our properties for the periods indicated.

	Total Properties		Total Square Footage		Percent Leased
As of December 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2005	39	5	6,170,000	1,206,000	97.2%	96.6%
2004	35	5	6,012,000	1,205,000	93.5%	95.9%
2003	31	5	5,328,000	1,204,000	94.1%	95.8%

The increase in the shopping center portfolio’s leasing percentage in 2005 resulted primarily from the removal from service of 133,000 square feet of vacant mall space at Lexington Mall which the Company had not leased in 2004 in anticipation of redeveloping the shopping center. The 2005 leasing of a 39,000 square foot grocery store at Southside Plaza in suburban Richmond, Virginia also contributed to the increase over 2004. The departure of the previous grocery store tenant at Southside in 2004 was the largest contributor to the decrease in 2004 leasing percentage compared to 2003.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of December 31, 2005, the Company had variable rate indebtedness totaling $10,500,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at December 31, 2005 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $105,000, based on those balances. Interest rate fluctuations affect the fair value of the Company’s fixed rate debt instruments. As of December 31, 2005, the Company had fixed rate indebtedness totaling $471,931,000 with a weighted average interest rate of 6.90%. If interest rates on the Company’s fixed rate debt instruments at December 31, 2005 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $26,030,000.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP
F-2	(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP
F-3	(b)	Consolidated Balance Sheets - December 31, 2005 and 2004
F-4	(c)	Consolidated Statements of Operations - Years ended December 31, 2005, 2004 and 2003.
F-5	(d)	Consolidated Statements of Stockholders’ Equity (Deficit)- Years ended December 31, 2005, 2004 and 2003.
F-6	(e)	Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003.
F-7	(f)	Notes to Consolidated Financial Statements (Selected unaudited quarterly financial data disclosed in Note 15).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2005 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

CEO and CFO Certifications.

Included as Exhibits 31 to this Annual Report on Form 10-K are forms of “Certification” of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2003. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the

Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments.

The assessment by the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer have concluded that as of December 31, 2005 the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that as of December 31, 2005 the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

Item 9B. Other Information

None.

PART III

Certain information that Part III requires will be filed in a definitive proxy statement with the SEC pursuant to Regulation 14A for the annual meeting of stockholders to be held on April 28, 2006 (the “Proxy Statement”) not later than 120 days after the end of the year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections or pages of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

The Company’s Chairman and Chief Executive Officer, Senior Vice President-Chief Financial Officer, Treasure and Secretary, Vice President-Chief Accounting Officer are governed by the Company’s code of ethics. The code of ethics is available on the Company’s website at www.saulcenters.com.

Item 10. Directors and Executive Officers of the Registrant

The information this Item requires is incorporated by reference to the information under the captions “Election of Directors,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement to be filed with the SEC for its annual shareholders’ meeting to be held on April 28, 2006.

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

Item 14. Principal Accountant Fees and Services

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “2005 and 2004 Audit Firm Fee Summary” and the caption “Audit Committee Report” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

(b)	Consolidated Balance Sheets - December 31, 2005 and 2004

(c)	Consolidated Statements of Operations - Years ended December 31, 2005, 2004 and 2003

(d)	Consolidated Statements of Stockholders’ Equity (Deficit) - Years ended December 31, 2005, 2004 and 2003

(e)	Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

(f)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule and Supplementary Data

(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

(b)	Schedule of the Company:

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

SAUL CENTERS, INC.
(Registrant)

Date: March 9, 2006	/s/ B. Francis Saul II
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

Date: March 9, 2006	/s/ B. Francis Saul III B. Francis Saul III, President and Director

Date: March 9, 2006	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date: March 9, 2006	/s/ Scott V. Schneider Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date: March 9, 2006	/s/ Kenneth D. Shoop Kenneth D. Shoop, Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date: March 9, 2006	/s/ John E. Chapoton John E. Chapoton, Director

Date: March 9, 2006	/s/ Gilbert M. Grosvenor Gilbert M. Grosvenor, Director

Date: March 9, 2006	/s/ Philip C. Jackson Jr. Philip C. Jackson Jr., Director

Date: March 9, 2006	/s/ David B. Kay David B. Kay, Director

Date: March 9, 2006	/s/ General Paul X. Kelley General Paul X. Kelley, Director

Date: March 9, 2006	/s/ Charles R. Longsworth
Charles R. Longsworth, Director

Date: March 9, 2006	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date: March 9, 2006	/s/ James W. Symington
James W. Symington, Director

Date: March 9, 2006	/s/ John R. Whitmore John R. Whitmore, Director

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, Virginia

March 8, 2006

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited management’s assessment, included in the Assessment of Effectiveness of Internal Control over Financial Reporting section of Item 9A. Controls and Procedures of this Annual Report on Form 10K, that Saul Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Saul Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2005 and 2004, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 of Saul Centers, Inc. and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, Virginia

March 8, 2006

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	December 31, 2005	December 31, 2004

Assets
Real estate investments
Land	$139,421	$119,029
Buildings and equipment	575,504	521,161
Construction in progress	47,868	42,618

	762,793	682,808
Accumulated depreciation	(195,376)	(181,420)

	567,417	501,388
Cash and cash equivalents	8,007	33,561
Accounts receivable and accrued income, net	23,410	20,654
Leasing costs, net	19,834	17,745
Prepaid expenses, net	2,540	2,421
Deferred debt costs, net	5,875	5,011
Other assets	4,386	2,616

Total assets	$631,469	$583,396

Liabilities

Mortgage notes payable	$471,931	$453,646
Revolving credit facility outstanding	10,500	—
Dividends and distributions payable	11,319	10,424
Accounts payable, accrued expenses and other liabilities	13,679	12,318
Deferred income	9,558	6,044

Total liabilities	516,987	482,432

Minority interests	3,068	—

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,877,244 and 16,399,442 shares issued and outstanding, respectively	169	164
Additional paid-in capital	123,339	106,886
Accumulated deficit	(112,094)	(106,086)

Total stockholders’ equity	111,414	100,964

Total liabilities and stockholders’ equity	$631,469	$583,396

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)	For The Year Ended December 31,
	2005	2004	2003
Revenue
Base rent	$99,448	$91,125	$78,167
Expense recoveries	20,027	16,712	14,438
Percentage rent	2,057	1,635	1,695
Other	5,483	3,370	3,584

Total revenue	127,015	112,842	97,884

Operating expenses
Property operating expenses	14,724	12,070	11,363
Provision for credit losses	237	488	171
Real estate taxes	11,040	9,789	8,580
Interest expense and amortization of deferred debt	30,207	27,022	26,573
Depreciation and amortization of leasing costs	24,197	21,324	17,838
General and administrative	9,585	8,442	6,213

Total operating expenses	89,990	79,135	70,738

Operating income before minority interests and gain on sale of property	37,025	33,707	27,146
Non-operating item: Gain on sale of property	—	572	182

Net operating income before minority interests	37,025	34,279	27,328

Minority interests
Minority share of income	(6,937)	(6,386)	(6,495)
Distributions in excess of earnings	(861)	(1,719)	(1,591)

Total minority interests	(7,798)	(8,105)	(8,086)

Net income	29,227	26,174	19,242
Preferred dividends	(8,000)	(8,000)	(1,244)

Net income available to common stockholders	$21,227	$18,174	$17,998

Per share net income available to common stockholders
Basic	$1.27	$1.13	$1.15

Diluted	$1.27	$1.12	$1.15

Distributions declared per common share outstanding	$1.63	$1.56	$1.56

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2002	—	152	79,131	(92,550)	(13,267)
Issuance of 664,651 shares of common stock:
552,170 shares due to dividend reinvestment plan	—	6	13,697	—	13,703
112,481 shares due to employee stock options, directors’ deferred stock plan and stock option awards	—	1	2,314	—	2,315
Issuance of 40,000 shares of preferred stock	100,000		(3,673)		96,327
Net income	—	—	—	19,242	19,242
Distributions payable preferred stock ($31.00 per share)	—	—	—	(1,244)	(1,244)
Common stock distributions				(18,247)	(18,247)
Distributions payable common stock ($.39 per share)	—	—	—	(6,186)	(6,186)

Balance, December 31, 2003	100,000	159	91,469	(98,985)	92,643
Issuance of 538,208 shares of common stock:
497,282 shares due to dividend reinvestment plan	—	5	14,077	—	14,082
40,928 shares due to employee stock options, directors’ deferred stock plan and stock option awards	—	—	1,340	—	1,340
Net income	—	—	—	26,174	26,174
Preferred stock distributions	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(18,879)	(18,879)
Distributions payable common stock ($.39 per share)	—	—	—	(6,396)	(6,396)

Balance, December 31, 2004	100,000	164	106,886	(106,086)	100,964

Issuance of 477,802 shares of common stock:
455,494 shares due to dividend reinvestment plan	—	5	15,402	—	15,407
22,308 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,051	—	1,051
Net income	—	—	—	29,227	29,227
Preferred stock distributions	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(20,146)	(20,146)
Distributions payable common stock ($.42 per share)	—	—	—	(7,089)	(7,089)

Balance, December 31, 2005	$100,000	$169	$123,339	$(112,094)	$111,414

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$29,227	$26,174	$19,242
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	—	(572)	(182)
Minority interests	7,798	8,105	8,086
Depreciation and amortization of leasing costs	24,197	21,324	17,838
Amortization of deferred debt costs	1,161	929	801
Non cash compensation costs from stock grants and options	718	571	353
Provision for credit losses	237	488	171
Increase in accounts receivable and accrued income	(2,843)	(6,003)	(2,308)
Increase in leasing costs	(2,940)	(2,266)	(2,303)
(Increase) decrease in prepaid expenses	(119)	188	(3,250)
(Increase) decrease in other assets	(1,770)	(355)	171
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,425	1,630	(897)
Increase (decrease) in deferred income	1,310	473	(6)

Net cash provided by operating activities	58,401	50,686	37,716

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(47,745)	(78,509)	(26,375)
Additions to real estate investments	(9,175)	(6,425)	(7,709)
Additions to development and redevelopment activities	(16,885)	(29,366)	(15,317)
Proceeds from sale of asset	—	833	280

Net cash used in investing activities	(73,805)	(113,467)	(49,121)

Cash flows from financing activities:
Proceeds from notes payable	25,500	94,800	93,134
Repayments on notes payable	(20,794)	(16,427)	(69,879)
Proceeds from revolving credit facility	10,500	33,000	35,000
Repayments on revolving credit facility	—	(33,000)	(81,750)
Additions to deferred debt costs	(2,025)	(1,716)	(900)
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	96,327
Proceeds from the issuance of common stock and convertible limited partnership units in the Operating Partnership	19,556	14,851	15,665
Distributions to preferred stockholders	(8,000)	(7,244)	—
Distributions to common stockholders and holders of convertible limited partnership units in the Operating Partnership	(34,887)	(33,166)	(32,257)

Net cash (used) provided by financing activities	(10,150)	51,098	55,340

Net decrease in cash and cash equivalents	(25,554)	(11,683)	43,935
Cash and cash equivalents, beginning of year	33,561	45,244	1,309

Cash and cash equivalents, end of year	$8,007	$33,561	$45,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,112	$28,682	$26,878

*	Supplemental discussion of non-cash investing and financing activities:

The $47,745,000 shown as 2005 real estate acquisitions does not include any mortgage assumed as this represents a non-cash acquisition cost. On November 30, 2005, the Company purchased Seabreeze Plaza at an acquisition cost of $25,912,000 and assumed a mortgage of $13,579,000 with the balance being paid in cash.

The $78,509,000 shown as 2004 real estate acquisitions does not include $18,025,000 in total assumed mortgages for 2 of the properties acquired during the year. On February 13, 2004 The Company purchased Boca Valley Plaza for an acquisition cost of $17,678,000 and assumed a mortgage in an amount of $9,200,000 with the balance being paid in cash. On March 25, 2004 the Company purchased Cruse MarketPlace for an acquisition cost of $12,897,000 and assumed a mortgage of $8,825,000 with the balance being paid in cash.

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

Formation and Structure of Company

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company has developed and purchased several properties since mid year 2003. In July 2003 the Company purchased Olde Forte Village, a grocery anchored shopping center located in Fort Washington, Maryland. In November 2004 the Company completed construction of Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed construction of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. Phase II, a 30,000 square foot addition to the center was completed in November 2004. In January 2004, the Company purchased a land parcel adjacent to its Kentlands Square shopping center, and constructed a 41,000 square foot retail/office property known as Kentlands Place. During 2004 and 2005 the Company acquired seven grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia, (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, (4) Briggs Chaney MarketPlace, 197,000 square feet, located in Silver Spring, Maryland, (5) Palm Springs Center, 126,000 square feet, located in Altamonte Springs, Florida, (6) Jamestown Place, 96,000 square feet, located in Altamonte Springs, Florida and (7) Seabreeze Plaza, 147,000 square feet, located in Palm Harbor, Florida. As of December 31, 2005, the Company’s properties (the “Current Portfolio Properties”) consisted of 39 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) development properties.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2005, twenty-seven of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.6% of the total gross leasable area. Only two retail tenants, Giant Food (5.3%), a tenant at nine Shopping Centers and Safeway (3.1%), a tenant at six Shopping Centers and one office tenant, the United States Government (3.1%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenues for the year ended December 31, 2005.

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

Real estate investment properties are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company’s policy is to assess potential impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 2005, 2004 or 2003 on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $3,258,000, $3,227,000 and $1,382,000, for 2005, 2004 and 2003, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2005, 2004 and 2003 was $19,824,000, 17,061,000 and $14,649,000, respectively. Repairs and maintenance expense totaled $6,329,000, $4,927,000 and $4,943,000, for 2005, 2004 and 2003, respectively, and is included in operating expenses in the accompanying consolidated financial statements.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $19,834,000 and $17,745,000, net of accumulated amortization of $11,392,000 and $9,461,000 as of December 31, 2005 and 2004, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $4,373,000, $4,263,000 and $3,189,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs are written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Construction in Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2005 and 2004 are as follows:

Construction in Progress

(In thousands)

	December 31,
	2005	2004
Clarendon Center	$16,629	$14,976
Lansdowne Town Center	10,348	6,872
Ashland Square	7,262	6,411
Kentlands Place	—	5,905
Olde Forte Village	5,667	4,755
Broadlands Village III	3,638	1,660
Lexington	1,972	—
Ravenwood	607	—
Other	1,745	2,039

Total	$47,868	$42,618

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $430,000 and $1,125, 000, at December 31, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

(In thousands)

	For the Year Ended December 31,
	2005	2004
Beginning Balance	$1,125	$881
Provision for Credit Losses	237	488
Charge-offs	(932)	(244)

Ending Balance	$430	$1,125

In addition to rents due currently, accounts receivable include $14,701,000 and $12,101,000, at December 31, 2005 and 2004, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $64,000 and $237,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,875,000 and $5,011,000, net of accumulated amortization of $3,155,000 and $4,229,000, at December 31, 2005 and 2004, respectively. During 2005, $2,235,000 of fully amortized deferred debt costs was written-off.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the following month’s rent, prepayment of real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and advance payments by tenants for tenant construction work provided by the Company. In addition, deferred income includes the fair value of a below market lease component associated with acquisition properties as determined pursuant to the application of SFAS 141 “Business Combinations”.

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with accounting principles generally accepted in the United States. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and accounts for stock based compensation according to SFAS 123, “Accounting for Stock-Based Compensation”. The Company had no options eligible for valuation prior to the grant of options in 2003. The fair value of options granted in 2003, 2004 and 2005 was determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility. Because Saul Centers common stock is thinly traded, with average daily trading volume averaging less than 50,000 shares (since the Company’s inception), expected volatility is determined using the entire trading history of the Company’s common stock (month-end closing prices since its inception), (2) Average Expected Term. The options are assumed to be outstanding for a term calculated as the period of time from grant until the midpoint between the full vesting date and expiration date, (3) Expected Dividend Yield. This rate is a value management determines after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date, and (4) Risk-free Interest Rate. This rate is based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted, ratably over the vesting period, and includes the amounts as compensation in general and administrative expenses.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares from incentive stock options and 127,000 shares from nonqualified stock options) to twelve Company officers and to the twelve Company directors (the “2005 Options”). The officers’ 2005 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $33.22 was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2005 Options to be $484,500, of which $413,400 and $71,100 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $71,100 was expensed as of the date of grant. The expense of the officers’ options is being recognized as compensation expense monthly during the four years the options vest. The 2005 Options are due to expire May 5, 2015. (See Note 10. Stock Option Plan)

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. This replaces the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2005, 186,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200, 200 and 100 shares, for the years ended December 31, 2005, 2004 and 2003, respectively. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $80,000, $71,000 and $29,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.1% common interest as of December 31, 2005. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

Per Share Data

Per share data is calculated in accordance with SFAS 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2005, 2004 and 2003 the options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury share method was used to measure the effect of the dilution.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Basic and Diluted Shares Outstanding

(In thousands)

	December 31
	2005	2004	2003
Weighted average common shares outstanding – Basic	16,663	16,154	15,591
Effect of dilutive options	107	57	17

Weighted average common shares outstanding – Diluted	16,770	16,211	15,608

Average Share Price	$35.20	$30.66	$25.77

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

Recent Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) issued EITF 04-5, last updated on July 15, 2005, “Investors Accounting for an Investment in a Limited Partnership when the Investor is the General Partner and the Limited Partners have Certain Rights (“EITF 04-5”), which addresses the General Partner in a limited partnership who is presumed to control the partnership unless the Limited Partners have the ability, through a majority vote, to remove the General Partner without cause or the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business. EITF 04-5 is effective as of June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified after that date or for fiscal periods beginning after December 15, 2005. The Company has not entered into any new agreements or made any amendments to existing agreements that are covered by EITF 04-5. The Company is evaluating the potential impact of EITF 04-5 with respect to existing agreements and does not anticipate that the adoption of EITF 04-5, if applicable, will have material impact on its financial condition or results of operations.

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” On April 14, 2005, the Securities and Exchange Commission announced its decision to delay compliance with FAS No. 123R until the first fiscal year following December 15, 2005. Saul Centers therefore will adopt FAS No. 123R as required, effective January 1, 2006. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

already values stock option awards using the fair value method and expenses the option value over the vesting period of the options, in accordance with FAS No. 123. The Company plans to adopt FAS No. 123R using the modified prospective transition method. The Company anticipates that the adoption of FAS No. 123R will not have a material impact upon its financial statements.

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

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and is 97% leased. The center was purchased for $12.6 million subject to the assumption of an $8.8 million mortgage loan. The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

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

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1,500,000. The Company has contracted to purchase one additional parcel with the intent to assemble acreage for retail development near a major interstate highway interchange.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. The Company has received final site plan approval from the County, and has commenced construction of the 191,000 square foot retail center during late 2005. A lease was executed with Harris Teeter for a 55,000 square foot grocery store to anchor this development.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida. The center is 99% leased and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida. The center is 99% leased and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan (See Note 5. Mortgage Notes Payable). The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Application of SFAS 141, “Business Combinations”, for Real Estate Acquired

The Company accounts for the acquisition of operating properties using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. Significant Accounting Policies-Real Estate Investment Properties. Of the combined $58,464,000 total cost of the operating property acquisitions in 2005 and $89,299,000 in 2004, of which both amounts include the properties’ purchase price and closing costs, a total of $3,523,000 and $4,403,000, was allocated as lease intangible assets and included in lease acquisition costs at December 31, 2005 and December 31, 2004, respectively. Each year’s lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 13 and 9 years, for 2005 and 2004, respectively. The value of below market leases totaled $2,203,000 and $1,094,000, are being amortized over a weighted average term of 19 and 14 years, for 2005 and 2004, respectively, and are included in deferred income. The value of above market leases totaled $151,000 and $497,000, are being amortized over a weighted average term of 5 years, for both periods, and are included as a deferred asset in accounts receivable.

As of December 31, 2005 and 2004, the gross carrying amount of lease intangible assets included in lease acquisition costs was $9,121,000 and $5,598,000, respectively, and accumulated amortization was $3,088,000 and $1,584,000, respectively. Total amortization of these assets was $1,504,000, $1,456,000 and $128,000, for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the gross carrying amount of below market lease intangible assets included in deferred income was $3,362,000 and $1,159,000, respectively, and accumulated amortization was $415,000 and $148,000, respectively. Total amortization of these assets was $267,000, $136,000 and $12,000, for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the gross carrying amount of above market lease intangible assets included in accounts receivable was $689,000 and $538,000, respectively, and accumulated amortization was $299,000 and $142,000 respectively. Total amortization of these assets was $157,000, $137,000 and $5,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2005, the scheduled amortization of intangible assets and deferred income related to in place leases are as follows:

Amortization of Intangible Assets and Deferred Income Related to In-place Leases

(In thousands)	Lease acquisition costs	Above market leases	Below market leases	Total
2006	$(2,051)	$(130)	$445	$(1,736)
2007	(1,257)	(98)	274	(1,081)
2008	(764)	(82)	205	(641)
2009	(478)	(45)	181	(342)
2010	(352)	(33)	167	(218)
Thereafter	(1,131)	(2)	1,675	542

Total	$(6,033)	$(390)	$2,947	$(3,476)

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2005 and 2004, respectively, as if the above described operating property acquisitions had occurred on January 1, 2005 and 2004, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the years ended December 31, 2005 and 2004, respectively.

Pro-Forma Consolidated Condensed Statements of Operations

(In thousands, except per share data, unaudited)

	Year ended December 31,
	2005	2004
Total revenue	$130,461	$117,583
Net income available to common shareholders	$21,695	$19,027
Net income per common share – basic	$1.30	$1.18
Net income per common share – diluted	$1.29	$1.17

4. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization has a 23.9% limited partnership interest, represented by 5,310,000 convertible limited partnership units, in the Operating Partnership, as of December 31, 2005. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unitholders, on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). The limited partnership units were not convertible as of December 31, 2005 because the Saul Organization owned in excess of 24.9% of the Company’s Equity Securities.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The Operating Partnership issued 110,910 and 11,557 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $35.15 and $27.66 per share during the years ended December 31, 2005 and 2004, respectively.

The impact of The Saul Organization’s 23.9% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003, were 22,003,000, 21,405,000 and 20,790,000, respectively.

5. MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS

The Company’s outstanding debt, including amounts owed under the Company’s revolving credit facility, totaled $482,431,000 at December 31, 2005, of which $471,931,000 was fixed rate debt and $10,500,000 was variable rate debt. At the prior year’s end, notes payable totaled $453,646,000, all of which was fixed rate debt. At December 31, 2005, the Company had a $150 million unsecured revolving credit facility with $10,500,000 outstanding borrowings. The facility is due to mature January 2008 and requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. Loan availability is determined by operating income from the Company’s unencumbered properties, which, as of December 31, 2005 supported line availability of $83,000,000 leaving $72,500,000 available for working capital uses. An additional $67,000,000 was available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Saul Centers has guaranteed a portion of a mortgage note payable totaling $4,500,000, the amount of which is considered a recourse obligation to Saul Centers as of December 31, 2005. The guarantee is expected to be released upon the achievement of specified leasing thresholds at a recently redeveloped property. Saul Centers is also a guarantor of the revolving credit facility. The balance of the mortgage notes payable totaling $467,431,000 are non-recourse.

During 2005 the Company refinanced its revolving credit facility, refinanced an existing mortgage loan, completed a new mortgage financing and assumed an existing mortgage loan upon the acquisition of a shopping center. On January 28, 2005 the Company executed a $150 million unsecured revolving credit facility, an expansion of the $125 million agreement in place as of December 31, 2004. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The Company closed on two new fixed-rate, non-recourse financings during the second quarter of 2005. The first loan is a refinancing of the $9,200,000, 6.82% interest rate mortgage loan assumed during the February 2004 acquisition of Boca Valley Plaza. The new loan is a 15-year, $13,000,000 fixed-rate mortgage loan collateralized by Boca Valley Plaza. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.60% and a 30-year amortization schedule. A final payment of $9,149,000 will be due at loan maturity, May 2020. The second loan is a permanent financing of Palm Springs Center, acquired in March 2005. The loan is a 15-year, $12,500,000 fixed-rate mortgage loan collateralized by Palm Springs Center. The loan requires monthly principal and interest payments based upon a fixed interest rate of 5.30% and a 25-year amortization schedule. A final payment of $7,075,000 will be due at loan maturity, June 2020. On November 30, 2005 the Company assumed an existing $13,600,000 loan upon the acquisition of Seabreeze Plaza. The loan requires fixed monthly principal and interest payments based upon a 5.28% interest rate and 25-year amortization. A final payment of $10,531,000 will be due at loan maturity, May 2014.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

In December 2005, the Company entered into a rate lock agreement and made application for a 15-year, $40,000,000 fixed-rate mortgage loan to be collateralized by Lansdowne Town Center. The rate lock agreement set the interest rate at 5.62%, contingent upon meeting certain construction and leasing criteria prior to loan funding, projected to occur in February 2007. The Company paid a loan deposit fee of $850,000 which is refundable, less expenses, if the parties are unable to close on the financing.

The following is a summary of notes payable as of December 31, 2005 and 2004:

Notes Payable	December 31,				Interest Rate *	Scheduled Maturity *
(Dollars in thousands)	2005			2004
Fixed rate mortgages:	$91,203		(a)	$94,794	8.00%	Dec-2011
	126,637		(b)	129,883	7.67%	Oct-2012
	32,185		(c)	33,138	7.88%	Jan-2013
	8,520		(d)	8,699	5.77%	Jul-2013
	13,554		(e)	—	5.28%	May-2014
	12,712		(f)	13,057	8.33%	Jun-2015
	40,627		(g)	41,324	6.01%	Feb-2018
	46,479		(h)	47,375	5.88%	Jan-2019
	15,040		(i)	15,335	5.76%	May-2019
	20,774		(j)	21,185	5.62%	Jul-2019
	20,514		(k)	20,906	5.79%	Sep-2019
	18,407		(l)	18,750	5.22%	Jan-2020
	12,901		(m)	9,200	5.60%	May-2020
	12,378		(n)	—	5.30%	Jun-2020

Total fixed rate	471,931			453,646	6.90%	9.3 Years

Variable rate loan:
Revolving credit facility	10,500	(o)		—	LIBOR + 1.5%	Jan-2008

Total variable rate	10,500			—	5.82%	2.1 Years

Total notes payable	$482,431			$453,646	6.87%	9.2 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2005. Totals computed using weighted averages.
(a)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a final payment of $63,153,000 at loan maturity. Principal of $3,591,000 was amortized during 2005.
(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $3,246,000 was amortized during 2005.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(c)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $953,000 was amortized during 2005.
(d)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $179,000 was amortized during 2005.
(e)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $84,000 based upon a 25-year amortization schedule and a final payment of $10,531,000 at loan maturity. Principal of $25,000 was amortized during 2005.
(f)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22-year amortization schedule and a final payment of $7,630,000 at loan maturity. Principal of $345,000 was amortized during 2005.
(g)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $697,000 was amortized during 2005.
(h)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by four shopping centers, Broadlands Village (Phases I & II), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 (beginning February 1, 2005; prior to that date, payments totaled $256,000 per month) based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $896,000 was amortized during 2005.
(i)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $295,000 was amortized during 2005.
(j)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $411,000 was amortized during 2005.
(k)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $392,000 was amortized during 2005.
(l)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $343,000 was amortized during 2005.
(m)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $99,000 was amortized during 2005. The previous loan was repaid in 2005 with proceeds from this financing.
(n)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $122,000 was amortized during 2005.
(o)	The loan is an unsecured revolving credit facility totaling $150,000,000. Loan availability for working capital and general corporate uses is determined by operating income from the Company’s unencumbered properties, with a portion available only for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.40% to 1.625%

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month.

The December 31, 2005 and 2004 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $467,015,000 and $420,320,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2005, the material covenants required the Company, on a consolidated basis, to:

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

As of December 31, 2005, the Company was in compliance with all such covenants.

Notes payable at December 31, 2005 and 2004, totaling $169,322,000 and $163,022,000, respectively, are guaranteed by members of The Saul Organization. As of December 31, 2005, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
2006	$12,991
2007	13,967
2008	25,491
2009	16,149
2010	17,369
Thereafter	396,464

Total	$482,431

Interest Expense and Amortization of Deferred Debt Costs

(In thousands)	Year ended December 31,
	2005	2004	2003
Interest incurred	$32,304	$29,320	$27,154
Amortization of deferred debt costs	1,161	929	801
Capitalized interest	(3,258)	(3,227)	(1,382)

Total	$30,207	$27,022	$26,573

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

6. LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent (including straight-lined rent) for the years ended December 31, 2005, 2004 and 2003, amounted to $99,448,000, $91,125,000 and $78,167,000, respectively. Future contractual payments under noncancelable leases for years ended December 31, are as follows:

Future Contractual Payments

(In thousands)

2006	$102,138
2007	94,545
2008	83,683
2009	71,256
2010	59,713
Thereafter	283,396

Total	$694,731

The majority of the leases also provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2005, 2004 and 2003 amounted to $20,027,000, $16,712,000 and $14,438,000, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $2,057,000, $1,635,000 and $1,695,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

7. LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $164,000 for each of the years ended December 31, 2005, 2004 and 2003, respectively. The future minimum rental commitments under these ground leases are as follows:

Ground Lease Rental Commitments

(In thousands)

	Annually 2006-2008	2009	2010	Total Thereafter
Beacon Center	$53	$53	$53	$3,077
Olney	51	52	56	4,265
Southdale	60	60	60	3,425

Total	$164	$165	$169	$10,767

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the years ended December 31, 2005, 2004 and 2003 were $661,000, $621,000 and $569,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8. STOCKHOLDERS’ EQUITY (DEFICIT) AND MINORITY INTERESTS

The consolidated statement of operations for the year ended December 31, 2005 includes a charge for minority interests of $7,798,000, consisting of $6,937,000 related to The Saul Organization’s share of the net income for the year and $861,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2004 was $8,105,000, consisting of $6,386,000 related to The Saul Organization’s share of the net income for the year and $1,719,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2003 was $8,086,000, consisting of $6,495,000 related to The Saul Organization’s share of the net income for the year and $1,591,000 related to distributions to minority interests in excess of allocated net income for the year.

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

9. RELATED PARTY TRANSACTIONS

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 15 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,768,000, $1,733,000 and $1,495,000, for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, accounts receivable and accrued income, net included $8,000 and $4,000, respectively, from various Chevy Chase Bank leases.

The Company utilizes Chevy Chase Bank for its various checking accounts and as of December 31, 2005 had $7,723,000 deposited in cash and short-term investment accounts.

The Chairman and Chief Executive Officer, the President, the Senior Vice President- General Counsel and the Vice President-Chief Accounting Officer of the Company are also officers of various members of The Saul

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $266,000, $269,000 and $199,000 for 2005, 2004 and 2003, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. For the years ended December 31, 2005, 2004 and 2003, the Company was required to contribute three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $118,000, $650,000 and $31,000, for the years ended December 31, 2005, 2004 and 2003, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $570,000 and $452,000 at December 31, 2005 and 2004, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2005, 2004 and 2003, which included rental payments for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $3,462,000, $3,139,000 and $2,628,000, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses in these consolidated financial statements. As of December 31, 2005 and 2004, accounts payable, accrued expenses and other liabilities included $305,000 and $259,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

On January 23, 2004, the Company purchased a 3.4 acre site, adjacent to the Company’s Kentlands Square property, from a subsidiary of Chevy Chase Bank for $1,425,000. The Company developed this property into a 41,000 square foot retail/office property known as Kentlands Place. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares of incentive stock options and 127,000 shares of nonqualified stock options) to twelve Company officers and to the twelve Company directors (the “2005 Options”). The officers’ 2005 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $33.22 was the market trading price of the Company’s common stock at the time of the award. The table below summarizes the status of the 2005, 2004 and 2003 Option grants and the value of the options expensed and included in general and administrative expense in the Consolidated Statements of Operations:

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Stock Options
	Officers			Directors		Total
Grant date	05/23/2003	04/26/2004	05/06/2005	04/26/2004	05/06/2005
Total grant	220,000	122,500	132,500	30,000	30,000	535,000
Vested	110,000	30,625	—	30,000	30,000	200,625
Exercised	20,000	1,875	—	—	—	21,875
Remaining unexercised	200,000	120,625	132,500	30,000	30,000	513,125

Exercise price	$24.91	$25.78	$33.22	$25.78	$33.22
Volatility	0.175	0.183	0.207	0.183	0.198
Expected life (years)	7.0	7.0	8.0	5.0	10.0
Assumed yield	7.00%	5.75%	6.37%	5.75%	6.91%
Risk-free rate	4.00%	4.05%	4.15%	3.57%	4.28%

Total value	$332,200	$292,775	$413,400	$66,600	$71,100	$1,176,075
Expensed in 2003	50,000	—	—	—	—	50,000
Expensed in 2004	83,000	50,000	—	66,600	—	199,600
Expensed in 2005	83,000	73,000	69,000	—	71,100	296,100

The table below summarizes the option activity for the years 2005, 2004 and 2003:

	2005		2004		2003
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1	352,500	$25.29	220,000	$24.91	93,210	$20.00
Granted	162,500	33.22	152,500	25.78	220,000	24.91
Exercised	(1,875)	25.78	(20,000)	24.91	(93,210)	20.00
Expired/Forfeited	—	—	—	—	—	—
Outstanding December 31	513,125	27.80	352,500	25.29	220,000	24.91
Exercisable at December 31	178,750	26.59	65,000	25.31	—	—

The weighted average remaining contractual life of the Company’s options is 8.3 years at December 31, 2005.

11. NON-OPERATING ITEMS

Gain on Sale of Property

The gain on sale of property of $572,000 in 2004 represents the Company’s share of the gain recognized as a result of a condemnation of a portion of land at the Company’s White Oak shopping center for road improvements. The gain on sale of property of $182,000 in 2003 represents the gain recognized as a result of a condemnation of a portion of land at the Company’s Avenel Business Park property for improvement of an interchange on I-270, adjacent to the property. There were no property dispositions in 2005.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable is in excess of the $471,931,000 and $453,646,000 carrying value at December 31, 2005 and 2004, respectively. Management estimates that the fair value of these fixed rate notes payable, assuming long term interest rates of approximately 5.65% and 5.50%, would be approximately $501,550,000 and $474,993,000, as of December 31, 2005 and 2004, respectively.

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

The Company paid common stock distributions of $1.60 per share during 2005 and $1.56 per share during 2004 and 2003 and paid preferred stock dividends of $2.00 and $1.811 per depositary share during 2005 and 2004. No preferred stock dividends were paid during 2003. For the common stock dividends paid, $1.520, $1.248 and $1.284 per share, represented ordinary dividend income and $0.080, $0.312 and $0.276 per share, represented return of capital to the shareholders for the years 2005, 2004 and 2003, respectively. All of the preferred stock dividends paid were considered ordinary dividend income. The following summarizes distributions paid during the years ended December 31, 2005, 2004 and 2003, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

	Total Distributions to			Dividend Reinvestments
	(Dollars in thousands)
	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shs Issued	Units Issued	Discounted Share Price
Distributions during 2005
October 31	$2,000	$7,042	$2,207	108,133	57,875	$33.95
July 29	2,000	6,668	2,081	91,353	50,483	36.67
April 29	2,000	6,436	2,029	158,607	—	32.50
January 31	2,000	6,396	2,028	97,401	2,552	32.40

Total 2005	$8,000	$26,542	$8,345	455,494	110,910

Distributions during 2004
October 29	$2,000	$6,342	$2,028	116,006	2,590	$31.53
July 30	2,000	6,296	2,027	117,334	2,769	29.10
April 30	2,000	6,236	2,026	140,253	3,270	24.25
January 30	1,244	6,187	2,024	123,689	2,928	26.69

Total 2004	$7,244	$25,061	$8,105	497,282	11,557

Distributions during 2003
October 31	$—	$6,135	$2,023	129,319	2,919	$26.38
July 31	—	6,088	2,023	126,862	2,847	26.67
April 30	—	6,021	2,020	139,576	3,262	22.88
January 31	—	5,927	2,020	156,413	3,412	21.49

Total 2003	$—	$24,171	$8,086	552,170	12,440

In December 2005, 2004 and 2003, the Board of Directors of the Company authorized a distribution of $0.42, $0.39 and $0.39 per common share payable in January 2006, 2005 and 2004, to holders of record on January 17, 2006, January 17, 2005 and January 16, 2004, respectively. As a result, $7,089,000, $6,396,000 and $6,187,000, were paid to common shareholders on January 31, 2006, January 31, 2005 and January 30, 2004, respectively. Also, $2,230,000, $2,028,000 and $2,024,000, were paid to limited partnership unitholders on January 31, 2006, January 31, 2005 and January 30, 2004 ($0.42, $0.39 and $0.39 per Operating Partnership unit), respectively. The Board of Directors authorized preferred stock dividends of $0.50, $0.50 and $0.31 per depositary share, to holders of record on January 3, 2006, January 3, 2005 and January 2, 2004, respectively. As a result, $2,000,000, $2,000,000 and $1,244,000, were paid to preferred shareholders on January 13, 2006, January 14, 2005 and January 15, 2004, respectively. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and minority interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

15. INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2005 and 2004.

(In thousands, except per share amounts)

	2005
	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
Revenue	$30,307	$30,752	$33,182		$32,774
Operating income before minority interests and gain on sale of property	8,639	8,952	9,694		9,740
Net income	6,610	6,871	7,856		7,890
Net income available to common shareholders	4,610	4,871	5,856		5,890
Net income available to common shareholders per share (basic & diluted)	0.28	0.29	0.35		0.35

	2004
	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
Revenue	$26,341	$27,888	$29,044		$29,569
Operating income before minority interests and gain on sale of property	8,329	8,329	8,793		8,256
Net income	6,305	6,286	7,355	(a)	6,228
Net income available to common shareholders	4,305	4,286	5,355		4,228
Net income available to common shareholders per share (basic & diluted) (b)	0.27	0.27	0.33		0.26

(a)	Includes $572 gain on land condemnation at White Oak.
(b)	The sum of the quarterly net income per common share-diluted, $1.13, differs from the annual net income per common share-diluted, $1.12, due to rounding.

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

(In thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
2005
Real estate rental operations:
Revenue	$90,592	$35,762	$661	$127,015
Expenses	(17,221)	(8,780)	—	(26,001)

Income from real estate	73,371	26,982	661	101,014
Interest expense & amortization of debt costs	—	—	(30,207)	(30,207)
General and administrative	—	—	(9,585)	(9,585)

Subtotal	73,371	26,982	(39,131)	61,222
Depreciation and amortization	(16,283)	(7,914)	—	(24,197)
Minority interests	—	—	(7,798)	(7,798)

Net income	$57,088	$19,068	$(46,929)	$29,227

Capital investment	$70,652	$3,153	$—	$73,805

Total assets	$453,817	$131,402	$46,250	$631,469

2004
Real estate rental operations:
Revenue	$77,906	$34,679	$257	$112,842
Expenses	(14,226)	(8,121)	—	(22,347)

Income from real estate	63,680	26,558	257	90,495
Interest expense & amortization of debt costs	—	—	(27,022)	(27,022)
General and administrative	—	—	(8,442)	(8,442)

Subtotal	63,680	26,558	(35,207)	55,031
Depreciation and amortization	(13,758)	(7,566)	—	(21,324)
Gain on property sale	572	—	—	572
Minority interests	—	—	(8,105)	(8,105)

Net income	$50,494	$18,992	$(43,312)	$26,174

Capital investment	$109,874	$4,426	$—	$114,300

Total assets	$394,674	$138,273	$50,449	$583,396

2003
Real estate rental operations:
Revenue	$66,070	$31,722	$92	$97,884
Expenses	(12,274)	(7,840)	—	(20,114)

Income from real estate	53,796	23,882	92	77,770
Interest expense & amortization of debt costs	—	—	(26,573)	(26,573)
General and administrative	—	—	(6,213)	(6,213)

Subtotal	53,796	23,882	(32,694)	44,984
Depreciation and amortization	(10,429)	(7,409)	—	(17,838)
Gain on property sale	—	182	—	182
Minority interests	—	—	(8,086)	(8,086)

Net income	$43,367	$16,655	$(40,780)	$19,242

Capital investment	$43,279	$6,122	$—	$49,401

Total assets	$271,565	$138,862	$61,189	$471,616

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

17. SUBSEQUENT EVENTS

On January 10, 2006, the Company closed on a new fixed-rate mortgage financing in the amount of $10,500,000, secured by Jamestown Place, acquired in November 2005. The loan matures February 2021, requires equal monthly principal and interest payments of $66,000, based upon a 5.81% interest rate and 25-year principal amortization, and requires a final payment of $6,102,000 at maturity.

On January 12, 2006 the Company agreed to final terms of a contract to purchase a 10.4 acre site in Frederick, Maryland, from a subsidiary of Chevy Chase Bank, a related party, for $5,000,000. The Company plans to develop this property into a retail center. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank.

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The purchase price was $17,500,000 and was paid with cash and by the assumption of a mortgage loan. The outstanding balance on the loan was $11,333,000 at settlement. The loan matures January 2013, requires equal monthly principal and interest payments of $71,000, based upon a 6.12% interest rate and 30-year principal amortization, and requires a final payment of $10,071,000 at maturity. The property was approximately 89% leased at the date of acquisition.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2005

(Dollars in Thousands)

	Initial Basis	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period
			Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Buildings and Improvements Depreciable Lives in Years

Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$16,231	$6,764	$20,898	$—	$27,662	$4,625	$23,037	$25,298	1994 & 2000-2	3/94	40
Beacon Center, Alexandria, VA	1,493	15,987	—	16,386	1,094	17,480	7,984	9,496	—	1960 & 1974	1/72	40 & 50
Belvedere, Baltimore, MD	932	889	263	1,558	—	1,821	1,227	594	2,381	1958	1/72	40
Boca Valley Plaza, Boca Raton, FL	16,720	11	5,735	10,996	—	16,731	504	16,227	12,901		2/04	40
Boulevard, Fairfax, VA	4,883	1,529	3,687	2,725	—	6,412	761	5,651	5,100	1969	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,211	9,789	19,459	—	29,248	750	28,498	20,514		4/04	40
Broadlands Village, Loudoun County, VA	3,550	12,595	3,533	12,612	—	16,145	842	15,303	16,832	2002-3	3/02	40
Broadlands Village II, Loudoun County, VA	552	5,834	552	5,834		6,386	251	6,135	7,861	2004	3/02	50
Clarendon, Arlington, VA	385	423	636	172	—	808	53	755	—	1949	7/73	40
Clarendon Station, Arlington, VA	834	46	425	455	—	880	124	756	—	1949	1/96	40
Countryside, Sterling, VA	28,912	184	7,532	21,564	—	29,096	980	28,116	20,774		2/04	40
Cruse Marketplace, Cumming, GA	12,226	42	3,920	8,348	—	12,268	365	11,903	8,521		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169		169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	9,841	1,118	14,504	—	15,622	6,698	8,924	—	1972 & 2001	3/74	50
Germantown, Germantown, MD	3,576	479	2,034	2,021	—	4,055	786	3,269	—	1990	8/93	40
Giant, Baltimore, MD	998	528	422	1,104	—	1,526	780	746	2,406	1959	1/72	40
The Glen, Lake Ridge, VA	12,918	5,684	5,300	13,302	—	18,602	2,711	15,891	11,913	1993	6/94	40
Great Eastern, District Heights., MD	3,472	9,442	2,264	10,650	—	12,914	4,945	7,969	10,335	1958 & 1960	1/72	40
Hampshire Langley, Langley Park, MD	3,159	2,836	1,856	4,139	—	5,995	2,871	3,124	9,473	1960	1/72	40
Jamestown Place, Altamonte Springs, FL	14,055	—	4,439	9,616		14,055	32	14,023			11/05	40
Kentlands Square, Gaithersburg, MD	14,379	103	5,006	9,476	—	14,482	773	13,709	9,872	2002	9/02	40
Kentlands Place, Gaithersburg, MD	1,425	6,354	1,425	6,354	—	7,779	48	7,731			1/04	50
Leesburg Pike, Baileys Crossroads, VA	2,418	5,578	1,132	6,864	—	7,996	4,599	3,397	9,615	1965	2/66	40
Lexington Mall, Lexington, KY	4,868	1,495	2,111	4,252	—	6,363	2,605	3,758	—	1971 & 1974	3/74	50
Lumberton Plaza, Lumberton, NJ	4,400	9,166	950	12,616	—	13,566	8,505	5,061	6,782	1975	12/75	40
Shops at Monocacy, Frederick, MD	9,541	13,182	9,260	13,463	—	22,723	405	22,318	18,408	2003-4	11/03	50
Olde Forte Village, Ft. Washington, MD	15,933	5,911	5,409	16,435	—	21,844	751	21,093	15,039	2003-4	07/03	40
Olney, Olney, MD	1,884	1,409	—	3,293	—	3,293	2,361	932	—	1972	11/75	40
Palm Springs Center, Altamonte Springs, FL	18,365	49	5,739	12,675		18,414	264	18,150	12,378		3/05	40
Ravenwood, Baltimore, MD	1,245	2,449	703	2,991	—	3,694	1,214	2,480	6,105	1959	1/72	40
Seabreeze Plaza, Palm Harbor, FL	24,526	—	8,638	15,888		24,526	35	24,491	13,554		11/05	40
Seven Corners, Falls Church, VA	4,848	39,609	4,913	39,544	—	44,457	17,463	26,994	41,326	1956	7/73	40
Shops at Fairfax, Fairfax, VA	2,708	9,197	992	10,913	—	11,905	3,907	7,998	7,612	1975 & 2001	6/75	50
Southdale, Glen Burnie, MD	3,650	16,635	—	19,663	622	20,285	14,634	5,651	—	1962 & 1987	1/72	40
Southside Plaza, Richmond, VA	6,728	7,395	1,878	12,245	—	14,123	7,362	6,761	9,144	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	2,788	703	4,559	—	5,262	3,502	1,760	—	1970	2/76	40
Thruway, Winston-Salem, NC	4,778	17,154	5,496	16,331	105	21,932	7,917	14,015	23,633	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	907	7,851	9,558	—	17,409	3,405	14,004	7,565	1990	8/93	40
West Park, Oklahoma City, OK	1,883	693	485	2,091	—	2,576	1,274	1,302	—	1974	9/75	50
White Oak, Silver Spring, MD	6,277	3,809	4,665	5,421	—	10,086	4,032	6,054	21,834	1958 & 1967	1/72	40

Total Shopping Centers	301,906	228,683	127,794	400,974	1,821	530,589	122,345	408,244	357,176

Office Properties
Avenel Business Park, Gaithersburg, MD	21,459	21,814	3,756	39,517	—	43,273	20,307	22,966	28,492	1984, 1986,	12/84, 8/85,	35 & 40
										1990, 1998	2/86, 4/98
										& 2000	& 10/2000
Crosstown Business Center, Tulsa, OK	3,454	5,526	604	8,376	—	8,980	4,202	4,778	—	1974	10/75	40
601 Pennsylvania Ave., Washington DC	5,479	55,833	5,667	55,645	—	61,312	26,938	34,374	32,185	1986	7/73	35
Van Ness Square, Washington, DC	812	27,974	831	27,955	—	28,786	15,680	13,106	13,451	1990	7/73	35
Washington Square, Alexandria VA	2,034	47,083	544	48,573	—	49,117	5,904	43,213	40,627	1952 & 2001	7/73	50

Total Office Properties	33,238	158,230	11,402	180,066	—	191,468	73,031	118,437	114,755

Development Land
Broadlands Village III, Loudoun County, VA	1,214	2,423	1,214	2,423		3,637	—	3,637	—	2004	3/02	50
Clarendon Center, Arlington, VA	11,534	5,094	11,534	5,094	—	16,628	—	16,628	—	2002	4/02	50
Lansdowne Town Center, Loudoun County, VA	6,545	3,804	6,546	3,803	—	10,349	—	10,349		2002	11/02	50
Ashland Square	6,411	852	6,411	852	—	7,263	—	7,263			12/04	50
New Market	2,088	—	2,051	37		2,088		2,088

	27,792	12,173	27,756	12,209	—	39,965	—	39,965	—

Preacquistion Costs		770		770		770		770

Total	$362,936	$399,857	$166,952	$594,020	$1,821	$762,793	$195,376	$567,417	$471,931

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2005

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	35 - 50 years
Building components	up to 20 years
Tenant improvements	The shorter of the term of the lease or the useful life of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $565,300,000 at December 31, 2005. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2005 are summarized as follows.

(In thousands)	2005	2004	2003
Total real estate investments:
Balance, beginning of year	$682,808	$552,115	$503,914
Acquisitions*	60,053	92,733	25,474
Improvements*	26,042	38546	22,822
Sales		(122)	(95)
Retirements	(6,110)	(464)	—

Balance, end of year	$762,793	$682,808	$552,115

Total accumulated depreciation:

Balance, beginning of year	$181,420	$164,823	$150,286
Depreciation expense	19,824	17,061	14,649
Sales
Retirements	(5,868)	(464)	(112)

Balance, end of year	$195,376	$181,420	$164,823

*	Includes non-cash accruals for capital items and assumption of debt at acquisition.