Form 10-Q
period 2006-03-31
SAUL CENTERS INC
filed 2006-05-10
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2006

COMMISSION FILE NUMBER 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Bethesda, Maryland 20814

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code (301) 986-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 9, 2006: 17,007,000

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2005, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2006	December 31, 2005
	(Unaudited)
Assets

Real estate investments
Land	$145,760	$139,421
Buildings and equipment	595,728	575,504
Construction in progress	50,376	47,868

	791,864	762,793
Accumulated depreciation	(200,267)	(195,376)

	591,597	567,417
Cash and cash equivalents	7,754	8,007
Accounts receivable and accrued income, net	23,505	23,410
Leasing costs, net	20,212	19,834
Prepaid expenses, net	2,293	2,540
Deferred debt costs, net	5,916	5,875
Other assets	6,918	4,386

Total assets	$658,195	$631,469

Liabilities
Mortgage notes payable	$490,519	$471,931
Revolving credit facility outstanding	10,500	10,500
Dividends and distributions payable	11,379	11,319
Accounts payable, accrued expenses and other liabilities	17,818	13,679
Deferred income	10,601	9,558

Total liabilities	540,817	516,987

Minority interests	4,606	3,068

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,964,561 and 16,877,244 shares issued and outstanding, respectively	170	169
Additional paid-in capital	126,115	123,339
Accumulated deficit	(113,513)	(112,094)

Total stockholders’ equity	112,772	111,414

Total liabilities and stockholders’ equity	$658,195	$631,469

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended March 31,
	2006	2005
Revenue
Base rent	$26,900	$24,132
Expense recoveries	5,513	4,980
Percentage rent	326	504
Other	728	691

Total revenue	33,467	30,307

Operating expenses
Property operating expenses	3,968	3,773
Provision for credit losses	80	54
Real estate taxes	3,052	2,583
Interest expense and amortization of deferred debt	8,019	7,409
Depreciation and amortization of leasing costs	6,376	5,615
General and administrative	2,463	2,234

Total operating expenses	23,958	21,668

Operating income before minority interests	9,509	8,639

Minority interests
Minority share of income	(1,802)	(1,593)
Distributions in excess of earnings	—	(436)

Total minority interests	(1,802)	(2,029)

Net income	7,707	6,610

Preferred dividends	(2,000)	(2,000)

Net income available to common stockholders	$5,707	$4,610

Per share net income available to common stockholders
Basic	$0.34	$0.28

Diluted	$0.33	$0.28

Distributions declared per common share outstanding	$0.42	$0.39

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2005	$100,000	$169	$123,339	$(112,094)	$111,414

Issuance of 87,317 shares of common stock:
43,404 shares due to dividend reinvestment plan	—	1	1,557	—	1,558
43,913 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,219	—	1,219
Net income	—	—	—	7,707	7,707
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,126)	(7,126)

Balance, March 31, 2006	$100,000	$170	$126,115	$(113,513)	$112,772

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$7,707	$6,610
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	1,802	2,029
Depreciation and amortization of leasing costs	6,376	5,615
Amortization of deferred debt costs	268	314
Non cash compensation costs from stock grants and options	231	190
Provision for credit losses	80	54
Increase in accounts receivable and accrued income	(138)	(597)
Increase in leasing costs	(549)	(606)
Decrease in prepaid expenses	247	559
Increase in other assets	(2,532)	(1,946)
Increase in accounts payable, accrued expenses and other liabilities	1,164	1,605
Decrease in deferred income	(175)	(5)

Net cash provided by operating activities	14,481	13,822

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(6,481)	(19,137)
Additions to real estate investments	(3,839)	(1,138)
Additions to development and redevelopment activities	(4,574)	(4,087)

Net cash used in investing activities	(14,894)	(24,362)

Cash flows from financing activities:
Proceeds from notes payable	10,500	—
Repayments on notes payable	(3,246)	(2,770)
Additions to deferred debt costs	(309)	(1,396)
Proceeds from the issuance of :
Common stock	2,546	3,155
Convertible limited partnership units in the Operating Partnership	1,989	83
Distributions to :
Preferred stockholders	(2,000)	(2,000)
Common stockholders	(7,089)	(6,397)
Convertible limited partnership unitholders in the Operating Partnership	(2,231)	(2,028)

Net cash (used) provided by financing activities	160	(11,353)

Net decrease in cash and cash equivalents	(253)	(21,893)
Cash and cash equivalents, beginning of period	8,007	33,561

Cash and cash equivalents, end of period	$7,754	$11,668

* Supplemental discussion of non-cash investing and financing activities:

The $6,481,000 2006 real estate acquisition cost is presented exclusive of a mortgage loan assumed. On January 27, 2006, the Company paid the $17,815,000 acquisition cost of Smallwood Village Center by assuming a $11,334,000 mortgage loan and paying cash of $6,481,000.

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company has developed and purchased several properties since mid year 2003. In July 2003 the Company purchased Olde Forte Village, a grocery anchored shopping center located in Fort Washington, Maryland. In November 2004 the Company completed construction of Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed construction of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. Phase II, a 30,000 square foot addition to the center was completed in November 2004. In January 2004, the Company purchased a land parcel adjacent to its Kentlands Square shopping center, and constructed a 41,000 square foot retail/office property known as Kentlands Place. During the period from 2004 through March 31, 2006 the Company acquired eight grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia, (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, (4) Briggs Chaney MarketPlace, 197,000 square feet, located in Silver Spring, Maryland, (5) Palm Springs Center, 126,000 square feet, located in Altamonte Springs, Florida, (6) Jamestown Place, 96,000 square feet, located in Altamonte Springs, Florida, (7) Seabreeze Plaza, 147,000 square feet, located in Palm Harbor, Florida and (8) Smallwood Village Center, 198,000 square feet, located in Waldorf, Maryland. As of March 31, 2006, the Company’s properties (the “Current Portfolio Properties”) consisted of 40 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of March 31, 2006, twenty-seven of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.4% of the total gross leasable area. Only two retail tenants, Giant Food (4.6%), a tenant at nine Shopping Centers and Safeway (3.7%), a tenant at seven Shopping Centers and one office tenant, the United States Government (3.0%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenues for the three months ended March 31, 2006.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers for the interim periods. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers for the year ended December 31, 2005, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $755,000 and $840,000, for the three month periods ended March 31, 2006 and 2005, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled $4,953,000 and $4,464,000, for the three month periods ended March 31, 2006 and 2005, respectively. Repair and maintenance expense, included in property operating expenses for the three month periods ended March 31, 2006 and 2005, was $1,783,000 and $1,741,000, respectively.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $20,212,000 and $19,834,000, net of accumulated amortization of $12,028,000 and $11,392,000, as of March 31, 2006 and December 31, 2005, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $1,423,000 and $1,151,000, for the three months ended March 31, 2006 and 2005, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2006 and December 31, 2005 are as follows:

Construction in Progress

(In thousands)	March 31, 2006	December 31, 2005
Clarendon Center	$17,087	$16,629
Lansdowne Town Center	15,074	10,348
Ashland Square	7,480	7,262
Olde Forte Village	—	5,667
Broadlands Village III	5,206	3,638
Lexington	2,183	1,972
Ravenwood	1,445	607
Other	1,901	1,745

	$50,376	$47,868

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $309,000 and $430,000, at March 31, 2006 and December 31, 2005, respectively.

In addition to rents due currently, accounts receivable include $15,270,000 and $14,701,000, at March 31, 2006 and December 31, 2005, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $40,000 and $64,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,916,000 and $5,875,000, and are presented net of accumulated amortization of $3,423,000 and $3,155,000, at March 31, 2006 and December 31, 2005, respectively.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company had no options eligible for valuation prior to the grant of options in 2003. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility. Because Saul Centers common stock is thinly traded, with average daily trading volume averaging less than 50,000 shares (since the Company’s inception), expected volatility is determined using the entire trading history of the Company’s common stock (month-end closing prices since its inception), (2) Average Expected Term. The options are assumed to be outstanding for a term calculated as the period of time from grant until the midpoint between the full vesting date and expiration date, (3) Expected Dividend Yield. This rate is a value management determines after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date, and (4) Risk-free Interest Rate. This rate is based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted, ratably over the vesting period, and includes the amounts as compensation in general and administrative expenses.

The Company established a stock option plan in 1993 (the “1993 Plan”) for the purpose of attracting and retaining executive officers and other key personnel. The 1993 Plan provided for grants of options to purchase a specified number of shares of common stock. A total of 400,000 shares were made available under the 1993 Plan. The 1993 Plan authorized the Compensation Committee of the Board of Directors to grant options at an exercise price not less than the market value of the common stock on the date the option is granted. Following a May 23, 2003 grant of shares, no additional shares remained for issuance under the 1993 Plan.

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

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of March 31, 2006, 191,000 shares had been allocated to the directors pursuant to the deferred compensation plans.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, for each of the years ended December 31, 2005 and 2004, respectively. The shares were valued at the closing stock price on the dates the shares were awarded and the total value is included in general and administrative expenses for the period of the award.

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.0% common interest as of March 31, 2006. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

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

Basic and Diluted Shares Outstanding

(In thousands, except per share data)	Three months ended March 31,
	2006	2005
Weighted average common shares outstanding – Basic	16,911	16,468
Effect of dilutive options	152	89

Weighted average common shares outstanding – Diluted	17,063	16,557

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

Recent Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) issued EITF 04-5, last updated on July 15, 2005, “Investors Accounting for an Investment in a Limited Partnership when the Investor is the General Partner and the Limited Partners have Certain Rights (“EITF 04-5”), which addresses the General Partner in a limited partnership who is presumed to control the partnership unless the Limited Partners have the ability, through a majority vote, to remove the General Partner without cause or the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business. EITF 04-5 is effective as of June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified after that date or for fiscal periods beginning after December 15, 2005. The Company has adopted EITF 04-5 with respect to existing agreements and has determined that the adoption of EITF 04-5 does not materially impact its financial condition or results of operations.

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Saul Centers adopted FAS No. 123R as required, effective January 1, 2006. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant- date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company already values stock option awards using the fair value method and expenses the option value over the vesting period of the options, in accordance with FAS No. 123. The Company adopted FAS No. 123R using the modified prospective transition method. The Company has determined that the adoption of FAS No. 123R did not have a material impact upon (1) Income from continuing operations, (2) Net income, (3) Cash flow from operations (4) Cash flow from financing activities and (5) Basic and diluted earnings per share. The adoption of the modified prospective method did not affect the prior year period’s financial statements, so there are no restated amounts resulting from the adoption of the modified prospective method.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3. Real Estate Acquired

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s-anchored Palm Springs Center located in Altamonte Springs, Florida. The center is 100% leased and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1,500,000. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company has contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near the I-70 interchange.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of a 191,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store to anchor this development.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida. The center is 99% leased and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida. The center is 100% leased and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan. The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC. The center is 89% leased and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The obligation assumed

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

was treated as a non-cash acquisition in the Statement of Cash Flows. The Company has determined that the terms of the assumed mortgage did not materially differ from existing market rates and that the loan was fairly valued at acquisition.

Application of SFAS 141, “Business Combinations”, for Real Estate Acquired

The Company accounted for the operating property acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. The $17.5 million total cost of acquiring 2006’s operating property, Smallwood Village Center, included both the property’s purchase price and closing costs. A total of $889,000 of the total cost was allocated as lease intangible assets and included in lease acquisition costs at March 31, 2006. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 10.0 years. The value of below market leases totaled $1,218,000 and is being amortized over a weighted average term of 15.9 years, and was recorded as deferred income at the time of acquisition. The value of above market leases totaled $37,000 and is being amortized over a weighted average term of 1.3 years, and was recorded as a deferred asset in accounts receivable at the time of acquisition. The results of operations of the acquired property are included in the consolidated statements of operations as of the acquisition date.

4. Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 24.0% limited partnership interest, represented by 5,366,000 convertible limited partnership units in the Operating Partnership, as of March 31, 2006. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis, provided the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 24.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). The limited partnership units were not convertible as of March 31, 2006 because The Saul Organization owned in excess of 24.9% of the Company’s Equity Securities.

The Operating Partnership issued 55,421 and 2,552 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $35.89 and $32.40 per share during the three month periods ended March 31, 2006 and 2005, respectively.

The impact of The Saul Organization’s 24.0% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended March 31, 2006 and 2005, were 22,410,000 and 21,758,000, respectively.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled $501,019,000 at March 31, 2006, of which $490,519,000 was fixed rate mortgage debt and $10,500,000 was variable rate debt outstanding on the Company’s $150 million unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the Company’s existing unencumbered properties. Based upon the revised terms of the facility, the unencumbered properties support line availability of $82,000,000, leaving $71,500,000 available for working capital uses. An additional $68,000,000 is available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Saul Centers has guaranteed a portion of one of the Partnerships’ mortgage notes payable totaling $4,500,000, the amount of which is considered a recourse obligation to Saul Centers as of March 31, 2006. The guarantee is expected to be released upon the achievement of specified leasing thresholds at a recently redeveloped property. Saul Centers is also a guarantor of the revolving credit facility. The balance of the mortgage notes payable totaling $486,019,000 are non-recourse.

On January 10, 2006, the Company closed on a new fixed-rate mortgage financing in the amount of $10,500,000, secured by Jamestown Place, acquired in November 2005. The loan matures February 2021, requires equal monthly principal and interest payments of $66,000, based upon a 5.81% interest rate and 25-year principal amortization, and requires a final payment of $6,102,000 at maturity.

On January 27, 2006, the Company assumed the obligation of a secured mortgage obligation in conjunction with the acquisition of Smallwood Village Center. The outstanding balance on the loan was $11,333,000 at settlement. The loan matures January 2013, requires equal monthly principal and interest payments of $71,000, based upon a 6.12% interest rate and 30-year principal amortization, and requires a final payment of $10,071,000 at maturity.

At December 31, 2005, the Company’s outstanding debt totaled $482,431,000, of which $471,931,000 was fixed rate mortgage debt and $10,500,000 was variable rate debt outstanding on the Company’s $150 million unsecured revolving credit facility. Operating income from the Company’s unencumbered properties, as of December 31, 2005, supported line availability of $83,000,000 leaving $72,500,000 available for working capital uses. An additional $67,000,000 was available for funding working capital and operating property acquisitions supported by the unencumbered properties’ internal cash flow growth and operating income of future acquisitions.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At March 31, 2006, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(In thousands)
April 1 through December 31, 2006	$10,050
2007	14,335
2008	25,880
2009	16,565
2010	17,810
2011	81,386
Thereafter	334,993

$501,019

Interest expense and amortization of deferred debt costs for the quarter ended March 31, 2006 and 2005, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(In thousands)	Quarter ended March 31,
	2006	2005
Interest incurred	$8,506	$7,935
Amortization of deferred debt costs	268	314
Capitalized interest	(755)	(840)

	$8,019	$7,409

6. Stockholders’ Equity (Deficit) and Minority Interests

The Consolidated Statement of Operations for the three months ended March 31, 2006 includes a charge for minority interests of $1,802,000, representing The Saul Organization’s limited partnership interest share of net income for the quarter. The minority interests charge for the three months ended March 31, 2005 of $2,029,000 consists of $1,593,000 related to The Saul Organization’s share of net income for the quarter, and $436,000 related to distributions to minority interests in excess of allocated net income for the quarter.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7. Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 15 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $521,000 and $432,000, for the three months ended March 31, 2006 and 2005, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of March 31, 2006, approximately $7,608,000 was held in deposit in these accounts.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $79,000 and $57,000, for the three months ended March 31, 2006 and 2005, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled $24,000 and $6,000, for the three months ended March 31, 2006 and 2005, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $594,000 and $570,000 at March 31, 2006 and December 31, 2005, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2006 and 2005, which included rental payments for the Company’s headquarters lease, totaled $821,000 and $781,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of March 31, 2006 and December 31, 2005, accounts payable, accrued expenses and other liabilities included $336,000 and $305,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the above described Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the three months ended March 31, 2006 and 2005 were $172,000 and $148,000, respectively. Expenses arising from the lease are included in general and administrative expenses.

On January 12, 2006 the Company agreed to final terms of a contract to purchase a 10.4 acre site in Frederick, Maryland, from a subsidiary of Chevy Chase Bank, a related party, for $5,000,000. The Company plans to develop this property into a retail center. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank. The parties anticipate closing on the transaction within the next twelve months.

8. Stock Option Plans

The Company has established two stock incentive plans, the 1993 plan and the 2004 plan (together, the “Plans”). Under the Plans, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are expensed straight-line over the vesting period. Director options vest immediately and are expensed as of the date of grant. The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the quarter ended March 31, 2006:

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Officers			Directors		Total
Grant date	05/23/2003	04/26/2004	05/06/2005	04/26/2004	05/06/2005
Total grant	220,000	122,500	132,500	30,000	30,000	535,000
Vested	110,000	30,625	—	30,000	30,000	200,625
Exercised	51,922	9,375	—	—	—	61,297
Remaining unexercised	168,078	113,125	132,500	30,000	30,000	473,703

Exercise price	$24.91	$25.78	$33.22	$25.78	$33.22
Volatility	0.175	0.183	0.207	0.183	0.198
Expected life (years)	7.0	7.0	8.0	5.0	10.0
Assumed yield	7.00%	5.75%	6.37%	5.75%	6.91%
Risk-free rate	4.00%	4.05%	4.15%	3.57%	4.28%

Total value	$332,200	$292,775	$413,400	$66,600	$71,100	$1,176,075
Expensed during the quarter ended March 31, 2006	$20,763	$18,297	$25,839	$—	$—	$64,899
Future expense	$96,894	$152,475	$318,672	$—	$—	$568,041
Weighted average term of future expense						2.2 yrs

The table below summarizes the option activity for the quarter ended March 31, 2006:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	513,125	$27.80
Granted	—	—
Exercised	39,422	25.08	$714,597
Expired/Forfeited	—	—	—
Outstanding March 31	473,703	28.02	7,525,463
Exercisable at March 31	139,328	27.02	2,353,345

The intrinsic value presented in the table above measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. At March 31, 2006, the weighted average remaining contractual life of the Company’s exercisable and outstanding options is 7.9 and 8.1 years, respectively.

9. Commitments and Contingencies

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended March 31, 2006
Real estate rental operations:
Revenue	$24,539	$8,860	$68	$33,467
Expenses	(4,892)	(2,208)	—	(7,100)

Income from real estate	19,647	6,652	68	26,367
Interest expense & amortization of debt expense	—	—	(8,019)	(8,019)
General and administrative	—	—	(2,463)	(2,463)

Subtotal	19,647	6,652	(10,414)	15,885
Depreciation and amortization	(4,427)	(1,949)	—	(6,376)
Minority interests	—	—	(1,802)	(1,802)

Net income	$15,220	$4,703	$(12,216)	$7,707

Capital investment	$14,740	$154	$—	$14,894

Total assets	$495,211	$133,654	$29,330	$658,195

Quarter ended March 31, 2005
Real estate rental operations:
Revenue	$21,360	$8,803	$144	$30,307
Expenses	(4,255)	(2,155)	—	(6,410)

Income from real estate	17,105	6,648	144	23,897
Interest expense & amortization of debt expense	—	—	(7,409)	(7,409)
General and administrative	—	—	(2,234)	(2,234)

Subtotal	17,105	6,648	(9,499)	14,254
Depreciation and amortization	(3,666)	(1,949)	—	(5,615)
Minority interests	—	—	(2,029)	(2,029)

Net income	$13,439	$4,699	$(11,528)	$6,610

Capital investment	$23,759	$603	$—	$24,362

Total assets	$415,791	$137,802	$31,207	$584,800

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in our Form 10-K for the year ended December 31, 2005. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Item 1 of this Form 10-Q.

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

Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those given in the forward-looking statements as a result of changes in factors which include among others, the following:

•	risks that the Company’s tenants will not pay rent;

•	risks related to the Company’s reliance on shopping center “anchor” tenants and other significant tenants;

•	risks related to the Company’s substantial relationships with members of The Saul Organization;

•	risks of financing, such as increases in interest rates, restrictions imposed by the Company’s debt, the Company’s ability to meet existing financial covenants and the Company’s ability to consummate planned and additional financings on acceptable terms;

•	risks related to the Company’s development activities;

•	risks that the Company’s growth will be limited if the Company cannot obtain additional capital;

•	risks that planned and additional acquisitions or redevelopments may not be consummated, or if they are consummated, that they will not perform as expected;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies, the relative illiquidity of real estate and environmental risks;

•	risks related to the Company’s status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to the Company’s status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

•	such other risks as described in Item 1A of our Form 10-K for the year ended December 31, 2005

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2006 and for the three month period ended March 31, 2006.

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

Results of Operations

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

Revenue

(dollars in thousands)	For the quarters ended March 31,		2006 to 2005 Change
	2006	2005	$	%
Revenue
Base rent	$26,900	$24,132	$2,768	11.5%
Expense recoveries	5,513	4,980	533	10.7%
Percentage rent	326	504	(178)	(35.3)%
Other	728	691	37	5.4%

Total	$33,467	$30,307	$3,160	10.4%

Total revenue increased 10.4% in the quarter ended March 31, 2006 compared to the prior year’s quarter, primarily as a result of a newly developed property and acquisition properties whose operating results are included in the current quarter’s results but not fully in the previous year’s results, which contributed $2,010,000 (63.6% of the increase). The development property (Kentlands Place) and the acquisition properties (Palm Springs Center, Jamestown Place, Seabreeze Plaza and Smallwood Village Center) are defined as the “Development and Acquisition Properties”. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2006 quarter versus the 2005 quarter was primarily attributable (57.8% or approximately $1,600,000) to leases in effect at the Development and Acquisition Properties and the lease-up of space at Shops at Monocacy, The Glen, Olde Forte Village, Great Eastern Plaza and Southside Plaza (26.8% or approximately $741,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the

Development and Acquisition Properties (75.4% or approximately $402,000). The balance of the increase (24.6% or approximately $131,000) resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the remainder of the operating properties.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2006 quarter decreased due to timing differences in the submission of sales reports used to calculate percentage rent by a tenant at 601 Pennsylvania Avenue (approximately $176,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary leases and payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue increased during the 2006 quarter versus the 2005 quarter as a result of increased parking revenue at the Company’s office properties ($151,000), which was offset in part by decreased interest income from short-term investments ($73,000). Parking revenue recorded in the 2005 quarter was reduced by the temporary curtailment of available parking spaces at 601 Pennsylvania Avenue while the parking deck was being refurbished.

Operating Expenses

(dollars in thousands)	For the quarters ended March 31,		2006 to 2005 Change
	2006	2005	$	%
Operating Expenses
Property operating expenses	$3,968	$3,773	$195	5.2%
Provision for credit losses	80	54	26	48.1%
Real estate taxes	3,052	2,583	469	18.2%
Interest and amortization of deferred debt expense	8,019	7,409	610	8.2%
Depreciation and amortization.	6,376	5,615	761	13.6%
General and administrative	2,463	2,234	229	10.3%

Total	$23,958	$21,668	$2,290	10.6%

Increases in operating expenses resulted primarily from the operation of the Development and Acquisition Properties and to a lesser extent, nominal price increases of services required to operate the Company’s other operating properties.

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses was caused by the operation of the Development and Acquisition Properties (approximately $292,000) offset in part by reduced operating expenses, primarily repairs and maintenance, at the remainder of the operating properties (approximately $97,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses totals less than three tenths of one percent (0.3%) of total revenue for each period, a reflection of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes for the 2006 quarter versus the 2005 quarter was largely impacted by the commencement of operations at the Development and Acquisition Properties (46.9% or approximately $220,000). The balance of the increase represents a 9.6% period over period increase in real estate taxes for the remainder of the Company’s operating properties. The majority of the Company’s properties received increases in assessed values during 2006, especially newly acquired, developed or redeveloped properties and those properties located in the Metropolitan Washington, DC area.

Interest and amortization of deferred debt expense. Interest expense increased in the 2006 quarter versus the 2005 quarter due to increased borrowing as the Company financed selected Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $45,900,000 resulted from financing the Development and Acquisition Properties (approximately $820,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 19 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $240,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2006 and 2005 quarters in the amount of $755,000 and $840,000, respectively (approximately $85,000 increase in interest expense). Deferred debt cost amortization was $268,000 and $314,000, for the 2006 and 2005 quarters, respectively (approximately $46,000 decrease).

Depreciation and amortization. The increase in depreciation and amortization expense resulted primarily from the Development and Acquisition Properties placed in service during the 2005 and 2006 quarters.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The increase in general and administrative expenses for the 2006 quarter versus the 2005 quarter was attributable primarily to the payment of increased local and state income taxes to the District of Columbia and Kentucky (79.9% or $183,000).

Liquidity and Capital Resources

Cash and cash equivalents were $7,754,000 and $11,668,000 at March 31, 2006 and 2005, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

(dollars in thousands)	Three months ended March 31,
	2006	2005
Cash provided by operating activities	$14,481	$13,822
Cash used in investing activities	(14,894)	(24,362)
Cash (used) provided by financing activities	160	(11,353)

Decrease in cash	$(253)	$(21,893)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for 2006 primarily reflect the acquisition of properties (Smallwood Village Center), the construction costs of new developments (Lansdowne Towne Center and Broadlands Village III), and the construction costs of redevelopments (Ravenwood). Investing activities for 2005 primarily reflect the acquisition of properties (Palm Springs Center, Lansdowne Town Center land and New Market land), the construction costs of new developments (Kentlands Place), and the construction costs of redevelopments (Olde Forte Village and Briggs Chaney MarketPlace).

Financing Activities

Cash provided by financing activities for the period ended March 31, 2006 primarily reflects:

•	Proceeds of $10,500,000 received from mortgage notes payable incurred during the period;

•	Proceeds of $2,546,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program; and

•	Proceeds of $1,989,000 received from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $3,246,000;

•	distributions to common stockholders during the period totaling $7,089,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $2,231,000;

•	distributions made to preferred stockholders during the period totaling $2,000,000; and

•	payment of $309,000 for financing costs of new mortgage loans.

Cash used by financing activities for the period ended March 31, 2005 primarily reflects:

•	the repayment of borrowings on our mortgage notes payable totaling $2,770,000;

•	distributions to common stockholders during the period totaling $6,397,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $2,028,000;

•	distributions made to preferred stockholders during the period totaling $2,000,000; and

•	payments of $1,396,000 for financing costs of the revolving credit facility;

which was partially offset by:

•	Proceeds of $3,155,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program; and

•	Proceeds of $83,000 received from the issuance of convertible limited partnership interests in the Operating Partnership;

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

As of March 31, 2006, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
April 1 through December 31, 2006	$10,050
2007	14,335
2008	25,880
2009	16,565
2010	17,810
2011	81,386
Thereafter	334,993

$501,019

Management believes that the Company’s capital resources, which at March 31, 2006 included cash balances of approximately $7.8 million and borrowing availability of $139.5 million on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future.

Preferred Stock Issue

The Company has preferred stock outstanding of 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed, in whole or in part, at the $25.00 per depositary share liquidation preference at the Company’s option on or after November 5, 2008. The depositary shares will pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 per depositary share liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 43,404 and 97,401 shares under the Plan at a weighted average discounted price of $35.89 and $32.40 per share, during the three month periods ended March 31, 2006 and 2005, respectively.

Additionally, the Operating Partnership issued 55,421 and 2,552 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $35.89 and $32.40 per share during the three month periods ended March 31, 2006 and 2005, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2006.

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

The Company maintains a three-year $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. As of March 31, 2006, $10,500,000 was outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of March 31, 2006, the material covenants required the Company, on a consolidated basis, to:

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

As of March 31, 2006, the Company was in compliance with all such covenants.

The Company obtained two new fixed-rate, non-recourse financings during the first quarter of 2006. On January 10, 2006, the Company closed on a new fixed-rate mortgage financing in the amount of $10,500,000, secured by Jamestown Place, acquired in November 2005. The loan matures February 2021, requires equal monthly principal and interest payments of $66,000, based upon a 5.81% interest rate and 25-year principal amortization, and requires a final payment of $6,102,000 at maturity. On January 27, 2006, the Company assumed the obligation of a secured mortgage obligation in conjunction with the acquisition of Smallwood Village. The outstanding balance on the loan was $11,333,000 at settlement. The loan matures January 2013, requires equal monthly principal and interest payments of $71,000, based upon a 6.12% interest rate and 30-year principal amortization, and requires a final payment of $10,071,000 at maturity.

In December 2005, the Company entered into a rate lock agreement and made application for a 15-year, $40,000,000 fixed-rate mortgage loan to be collateralized by Lansdowne Town Center. The loan application was approved as a commitment in March 2006. The rate lock agreement set the interest rate at 5.62%, contingent upon meeting certain construction and leasing criteria prior to loan funding, projected to occur in February 2007. The Company paid a loan deposit fee of $850,000 which is refundable at closing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter ended March 31, 2006, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $13,885,000, representing a 13.3%, increase over the 2005 quarter’s FFO available to common shareholders, respectively. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Schedule

(Amounts in thousands)	For the quarters ended March 31,
	2006	2005
Net income	$7,707	$6,610
Add:
Minority interests	1,802	2,029
Depreciation and amortization of real property	6,376	5,615

FFO	15,885	14,254
Subtract:
Preferred stock dividends	(2,000)	(2,000)

FFO Available to Common Shareholders	$13,885	$12,254

Average Shares and Units Used to Compute FFO per Share	22,410	21,758

(1)	FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village, Thruway, The Glen, Ravenwood and Lexington. The following describes the acquisitions, redevelopments and renovations activities of the Company in 2004, 2005 and the first quarter of 2006.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by the then newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company has recently redeveloped. The reconfigured shopping center now totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, were approximately $22 million. Construction at Olde Forte Village was substantially completed during the second quarter of 2005. The center was 92% leased at March 31, 2006.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. The 105,000 square foot first phase is 100% leased. Construction of a 30,000 square foot second phase was substantially completed in the fourth quarter of 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The second phase was 100% leased at March 31, 2006.

During the fourth quarter of 2005, the Company commenced construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Leases have been executed for 83% of the new shop space. Substantial completion of construction is projected to occur during the summer of 2006. Development costs for this phase are estimated to total approximately $7.5 million.

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building at The Glen shopping center in Prince William County, Virginia. The existing 120,000 square foot Safeway anchored center is 100% leased and this expansion will provide additional restaurants and small shop service space. Construction of the expansion building was substantially completed in the fall of 2005, and development costs were approximately $4.1 million. All of the new space is leased, tenants began occupying space in September 2005 and all tenants are expected to be open for business by June 2006.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 105,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. The Company’s total development costs, including the land acquisition, were approximately $22.3 million. Construction was completed and Giant opened for business during October 2004. The property was 100% leased at March 31, 2006.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, total approximately $8.5 million. The property was 100% leased at March 31, 2006 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon.

Briggs Chaney MarketPlace

In April 2004 the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 97% leased at March 31, 2006 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. During 2005, the Company completed interior construction to reconfigure a portion of the vacant space totaling approximately 11,000 square feet of leasable area, and completed construction of a façade renovation of the shopping center. Redevelopment costs totaled approximately $1.9 million.

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

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida. The center was 100% leased at March 31, 2006 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1,500,000. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company has contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near the I-70 interchange.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of a 191,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store to anchor this development. Substantial completion of construction is scheduled in the fourth quarter of 2006, with project costs expected to total approximately $42 million.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida. The center is 99% leased and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida. The center is 100% leased and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan. The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center is 89% leased and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan.

Ravenwood

In January 2006, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson,

Maryland. Over 70% of this space is pre-leased, and construction is projected to be substantially completed in the summer of 2006. Development costs are projected to total approximately $2.2 million.

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

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended March 31, 2006 and 2005, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of March 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2006	40	5	6,371,000	1,206,000	96.7%	96.9%
2005	36	5	6,139,000	1,205,000	91.7%	95.5%

The increase in the shopping center portfolio’s leasing percentage in 2006 resulted from the lease-up of space at Great Eastern Plaza, Southside Plaza and Olde Forte Village and the removal from service of 133,000 square feet of vacant mall space at Lexington Mall which the Company had not leased in 2005 in anticipation of redeveloping the shopping center.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of March 31, 2006, the Company had variable rate indebtedness totaling $10,500,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at March 31, 2006 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $105,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of March 31, 2006, the Company had fixed rate indebtedness totaling $490,519,000. If interest rates on the Company’s fixed rate debt instruments at March 31, 2006 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $26,763,000.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

During the three months ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16,277 shares were acquired at a price of $35.89 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2006 dividend distribution.

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

SAUL CENTERS, INC.
(Registrant)

Date: May 9, 2006	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: May 9, 2006	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: May 9, 2006	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)