Form 10-Q
period 2006-06-30
SAUL CENTERS INC
filed 2006-08-09
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2006

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

Number of shares of common stock, par value $0.01 per share outstanding as of August 9, 2006: 17,165,000

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Real estate investments
Land	$149,863	$139,421
Buildings and equipment	607,119	575,504
Construction in progress	62,577	47,868

	819,559	762,793
Accumulated depreciation	(205,122)	(195,376)

	614,437	567,417
Cash and cash equivalents	3,045	8,007
Accounts receivable and accrued income, net	23,136	23,410
Leasing costs, net	19,698	19,834
Prepaid expenses, net	1,473	2,540
Deferred debt costs, net	5,845	5,875
Other assets	6,995	4,386

Total assets	$674,629	$631,469

Liabilities
Mortgage notes payable	$487,242	$471,931
Revolving credit facility outstanding	26,000	10,500
Dividends and distributions payable	11,418	11,319
Accounts payable, accrued expenses and other liabilities	17,909	13,679
Deferred income	12,546	9,558

Total liabilities	555,115	516,987

Minority interests	6,194	3,068

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,006,888 and 16,877,244 shares issued and outstanding, respectively	170	169
Additional paid-in capital	128,009	123,339
Accumulated deficit	(114,859)	(112,094)

Total stockholders’ equity	113,320	111,414

Total liabilities and stockholders’ equity	$674,629	$631,469

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands,	For The Three Months Ended June 30,		For The Six Months Ended June 30,
except per share amounts)	2006	2005	2006	2005
Revenue
Base rent	$27,190	$24,509	$54,090	$48,641
Expense recoveries	5,407	4,700	10,920	9,680
Percentage rent	272	507	598	1,011
Other	879	1,036	1,607	1,727

Total revenue	33,748	30,752	67,215	61,059

Operating expenses
Property operating expenses	3,963	3,483	7,931	7,256
Provision for credit losses	107	79	187	133
Real estate taxes	2,994	2,757	6,046	5,340
Interest expense and amortization of deferred debt	8,072	7,615	16,091	15,024
Depreciation and amortization of leasing costs	6,400	5,532	12,776	11,147
General and administrative	2,564	2,334	5,027	4,568

Total operating expenses	24,100	21,800	48,058	43,468

Operating income before minority interests	9,648	8,952	19,157	17,591

Minority interests
Minority share of income	(1,851)	(1,656)	(3,653)	(3,249)
Distributions in excess of earnings	—	(425)	—	(861)

Total minority interests	(1,851)	(2,081)	(3,653)	(4,110)

Net income	7,797	6,871	15,504	13,481
Preferred dividends	(2,000)	(2,000)	(4,000)	(4,000)

Net income available to common stockholders	$5,797	$4,871	$11,504	$9,481

Per share net income available to common stockholders
Basic	$0.34	$0.29	$0.68	$0.57

Diluted	$0.34	$0.29	$0.67	$0.57

Distributions declared per common share outstanding	$0.42	$0.40	$0.84	$0.79

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2005	$100,000	$169	$123,339	$(112,094)	$111,414
Issuance of 87,317 shares of common stock:
43,404 shares due to dividend reinvestment plan	—	1	1,557	—	1,558
43,913 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,219	—	1,219
Net income	—	—	—	7,707	7,707
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,126)	(7,126)

Balance, March 31, 2006	100,000	170	126,115	(113,513)	112,772

Issuance of 42,327 shares of common stock:
35,807 shares due to dividend reinvestment plan	—	—	1,420	—	1,420
6,520 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	474	—	474
Net income	—	—	—	7,797	7,797
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,143)	(7,143)

Balance, June 30, 2006	$100,000	$170	$128,009	$(114,859)	$113,320

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$15,504	$13,481
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	3,653	4,110
Depreciation and amortization of leasing costs	12,776	11,147
Amortization of deferred debt costs	540	645
Non cash compensation costs from stock grants and options	705	548
Provision for credit losses	187	133
Decrease (increase) in accounts receivable and accrued income	124	(715)
Increase in leasing costs	(1,223)	(1,066)
Decrease in prepaid expenses	1,067	1,323
Increase in other assets	(2,609)	(2,092)
Increase in accounts payable, accrued expenses and other liabilities	2,615	631
Decrease in deferred income	(223)	(521)

Net cash provided by operating activities	33,116	27,624

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(17,618)	(18,875)
Additions to real estate investments	(8,392)	(2,825)
Additions to development and redevelopment activities	(16,303)	(7,258)

Net cash used in investing activities	(42,313)	(28,958)

Cash flows from financing activities:
Proceeds from notes payable	10,500	25,500
Repayments on notes payable	(6,523)	(14,779)
Proceeds from revolving credit facility	20,000	—
Repayments on revolving credit facility	(4,500)	—
Additions to deferred debt costs	(510)	(1,811)
Proceeds from the issuance of:
Common Stock	3,966	8,306
Convertible limited partnership units in the Operating Partnership	4,001	83
Distributions to:
Preferred stockholders	(4,000)	(4,000)
Common stockholders	(14,215)	(12,885)
Convertible limited partnership units in the Operating Partnership	(4,484)	(4,056)

Net cash provided (used) by financing activities	4,235	(3,642)

Net decrease in cash and cash equivalents	(4,962)	(4,976)
Cash and cash equivalents, beginning of period	8,007	33,561

Cash and cash equivalents, end of period	$3,045	$28,585

*  Supplemental discussion of non-cash investing and financing activities:

The 2006 real estate acquisition costs of $17,618 are presented exclusive of a mortgage loan assumed. On January 27, 2006 the Company paid the $17,815 acquisition cost of Smallwood Village Center by assuming an $11,334 mortgage loan and paying cash of $6,481. In June 2006, the Company paid $11,137 for the cash only purchase of Hunt Club Corners.

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company has developed and purchased several properties since mid year 2003. In July 2003 the Company purchased Olde Forte Village, a grocery anchored shopping center located in Fort Washington, Maryland. In November 2004 the Company completed construction of Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed construction of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. Phase II, a 30,000 square foot addition to the center was completed in November 2004. In January 2004, the Company purchased a land parcel adjacent to its Kentlands Square shopping center, and constructed a 41,000 square foot retail/office property known as Kentlands Place. During the period from 2004 through June 30, 2006 the Company acquired nine grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia, (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, (4) Briggs Chaney MarketPlace, 197,000 square feet, located in Silver Spring, Maryland, (5) Palm Springs Center, 126,000 square feet, located in Altamonte Springs, Florida, (6) Jamestown Place, 96,000 square feet, located in Altamonte Springs, Florida, (7) Seabreeze Plaza, 147,000 square feet, located in Palm Harbor, Florida, (8) Smallwood Village Center, 198,000 square feet, located in Waldorf, Maryland and (9) Hunt Club Corners, 101,500 square feet, located in Apopka, FL. As of June 30, 2006, the Company’s properties (the “Current Portfolio Properties”) consisted of 41 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of June 30, 2006, twenty-eight of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.3% of the total gross leasable area. Only two retail tenants, Giant Food (4.8%), a tenant at nine Shopping Centers and Safeway (3.2%), a tenant at seven Shopping Centers and one office tenant, the United States Government (2.9%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenues for the six months ended June 30, 2006.

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $1,652,000 and $1,679,000, for the six month periods ended June 30, 2006 and 2005, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled $9,958,000 and $8,935,000, for the six month periods ended June 30, 2006 and 2005, respectively. Repair and maintenance expense, included in property operating expenses for the six month periods ended June 30, 2006 and 2005, was $3,594,000 and $3,192,000, respectively.

Lease Acquisition Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $19,698,000 and $19,834,000, net of accumulated amortization of $12,555,000 and $11,392,000, as of June 30, 2006 and December 31, 2005, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $2,818,000 and $2,212,000, for the six months ended June 30, 2006 and 2005, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2006 and December 31, 2005 are as follows:

Construction in Progress

(In thousands)	June 30, 2006	December 31, 2005
Clarendon Center	$17,678	$16,629
Lansdowne Town Center	23,446	10,348
Ashland Square	7,719	7,262
Olde Forte Village	—	5,667
Broadlands Village III	6,587	3,638
Lexington Center	2,263	1,972
Ravenwood	2,063	607
Other	2,821	1,745

	$62,577	$47,868

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $371,000 and $430,000, at June 30, 2006 and December 31, 2005, respectively.

In addition to rents due currently, accounts receivable include $15,807,000 and $14,701,000, at June 30, 2006 and December 31, 2005, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $97,000 and $64,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,845,000 and $5,875,000, and are presented net of accumulated amortization of $3,694,000 and $3,155,000, at June 30, 2006 and December 31, 2005, respectively.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of June 30, 2006, 195,000 shares had been allocated to the directors pursuant to the deferred compensation plans.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, as of the 2006 Annual Meeting of Shareholders and for each of the years ended December 31, 2005 and 2004, respectively. The shares were valued at the closing stock price on the dates the shares were awarded and the total value is included in general and administrative expenses for the period of the award.

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 75.9% common interest as of June 30, 2006. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

Per Share Data

Per share data is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. The options are currently dilutive because the average share price of the Company’s common stock exceeds the exercise prices. The treasury stock method was used to measure the effect of the dilution.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Basic and Diluted Shares Outstanding

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005
Weighted average common shares outstanding-Basic	16,993	16,613	16,952	16,540
Effect of dilutive options	132	94	142	92

Weighted average common shares outstanding-Diluted	17,125	16,707	17,094	16,632

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2007 reporting year. The Company is currently evaluating the impact, if any, that FIN 48 will have on the Company’s financial statements.

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of an approximately 190,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store to anchor this development.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida. The center is 100% leased and was acquired for a purchase price of $14.8 million.

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

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC. The center is 88% leased and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The obligation assumed was treated as a non-cash acquisition in the Statement of Cash Flows. The Company has determined that the terms of the assumed mortgage did not materially differ from existing market rates and that the loan was fairly valued at acquisition.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, FL. The center is 96% leased and was acquired for a purchase price of $11.1 million.

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

The $17.5 million total cost of acquiring Smallwood Village Center included both the property’s purchase price and closing costs. A total of $889,000 of the total cost was allocated as lease intangible assets and included in lease acquisition costs at June 30, 2006. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 10.0 years. The value of below market leases totaled $1,218,000 and is being amortized over a weighted average term of 15.9 years, and was recorded as deferred income at the time of acquisition. The value of above market leases totaled $37,000 and is being amortized over a weighted average term of 1.3 years, and was recorded as a deferred asset in accounts receivable at the time of acquisition. The results of operations of the acquired property are included in the consolidated statements of operations as of the acquisition date.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The $11.1 million total cost of acquiring Hunt Club Corners included both the purchase price and closing costs. A total of $570,000 of the total cost was allocated as lease intangible assets and included in lease acquisition costs at June 30, 2006. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 30.2 years. The value of below market leases totaled $1,993,000 and is being amortized over a weighted average term of 34.2 years, and was recorded as deferred income at the time of acquisition. This acquisition had no above market leases. The results of operations of the acquired property are included in the consolidated statements of operations as of the acquisition date.

4.	Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 24.1% limited partnership interest, represented by 5,416,000 convertible limited partnership units in the Operating Partnership, as of June 30, 2006. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). However, the limited partnership units were not convertible as of June 30, 2006 because pursuant to the limited partnership agreement of the Operating Partnership, The Saul Organization owns in excess of 24.9% of the Company’s Equity Securities.

The Operating Partnership issued 106,157 and 2,552 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $37.69 and $32.40 per share during the six month periods ended June 30, 2006 and 2005, respectively.

The impact of The Saul Organization’s 24.1% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the six months ended June 30, 2006 and 2005, were 22,468,000 and 21,833,000, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled $513,242,000 at June 30, 2006, of which $487,242,000 was fixed rate mortgage debt and $26,000,000 was variable rate debt outstanding on the Company’s $150 million unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

$50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the Company’s existing unencumbered properties. Based upon the terms of the facility, the unencumbered properties support line availability of $87,000,000, of which $177,000 has been issued under a letter of credit and $26,000,000 has been borrowed, leaving $60,823,000 available for working capital uses. An additional $63,000,000 could become available for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

Saul Centers has guaranteed a portion of one of the Partnerships’ mortgage notes payable totaling $4,500,000, the amount of which is considered a recourse obligation to Saul Centers as of June 30, 2006. The guarantee is expected to be released upon the achievement of specified leasing thresholds at a recently redeveloped property. Saul Centers is also a guarantor of the revolving credit facility. The balance of the mortgage notes payable totaling $482,742,000 are non-recourse.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2006, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(In thousands)
July 1 through December 31, 2006	$6,773
2007	14,335
2008	41,380
2009	16,565
2010	17,810
2011	81,386
Thereafter	334,993

$513,242

Interest expense and amortization of deferred debt costs for the quarter and six months ended June 30, 2006 and 2005, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(In thousands)	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest incurred	$8,697	$8,122	$17,203	$16,058
Amortization of deferred debt costs	272	332	540	645
Capitalized interest	(897)	(839)	(1,652)	(1,679)

	$8,072	$7,615	$16,091	$15,024

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.	Stockholders’ Equity (Deficit) and Minority Interests

The Consolidated Statement of Operations for the three months ended June 30, 2006 includes a charge for minority interests of $1,851,000, representing The Saul Organization’s limited partnership interest share of net income for the quarter. The minority interests charge for the three months ended June 30, 2005 of $2,081,000 consists of $1,656,000 related to The Saul Organization’s share of net income for the quarter, and $425,000 related to distributions to minority interests in excess of allocated net income for the quarter. The Consolidated Statement of Operations for the six months ended June 30, 2006 includes a charge for minority interests of $3,653,000 representing the Saul Organization’s limited partnership share of net income for the six month period. The minority interests charge for the six months ended June 30, 2005 of $4,110,000 consists of $3,249,000 related to The Saul Organization’s share of net income for the six month period, and $861,000 related to distributions to minority interests in excess of allocated net income for the six month period.

7.	Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 15 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,043,000 and $869,000, for the six months ended June 30, 2006 and 2005, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of June 30, 2006, approximately $2,818,000 was held in deposit in these accounts.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $150,000 and $137,000, for the six months ended June 30, 2006 and 2005, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

contribute three times the amount deferred by employees. The Company’s contribution totaled $44,000 and $11,000, for the six months ended June 30, 2006 and 2005, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $617,000 and $570,000 at June 30, 2006 and December 31, 2005, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2006 and 2005, which included rental payments for the Company’s headquarters lease, totaled $1,786,000 and $1,645,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of June 30, 2006 and December 31, 2005, accounts payable, accrued expenses and other liabilities included $240,000 and $305,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the above described Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the six months ended June 30, 2006 and 2005 were $362,000 and $323,000, respectively. Expenses arising from the lease are included in general and administrative expenses.

On January 12, 2006, the Company agreed to final terms of a contract to purchase a 10.4 acre site in Frederick, Maryland, from a subsidiary of Chevy Chase Bank, a related party, for $5,000,000. The Company plans to develop this property into a retail center. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank. The parties anticipate closing on the transaction within the next nine months.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8.	Stock Option Plans

The Company has established two stock incentive plans, the 1993 plan and the 2004 plan (together, the “Plans”). Under the Plans, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are expensed straight-line over the vesting period. Director options vest immediately and are expensed as of the date of grant. The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the quarter ended June 30, 2006:

Stock Options

	Officers			Directors			Total
Grant date	05/23/2003	04/26/2004	05/06/2005	04/26/2004	05/06/2005	05/01/2006
Total grant	220,000	122,500	132,500	30,000	30,000	30,000	565,000
Vested	165,000	61,250	33,125	30,000	30,000	30,000	349,375
Exercised	51,922	9,375	—	—	—	—	61,297
Remaining unexercised	168,078	113,125	132,500	30,000	30,000	30,000	503,703

Exercise price	$24.91	$25.78	$33.22	$25.78	$33.22	$40.35
Volatility	0.175	0.183	0.207	0.183	0.198	0.206
Expected life (years)	7.0	7.0	8.0	5.0	10.0	9.0
Assumed yield	7.00%	5.75%	6.37%	5.75%	6.91%	5.93%
Risk-free rate	4.00%	4.05%	4.15%	3.57%	4.28%	5.11%

Total value	$332,200	$292,775	$413,400	$66,600	$71,100	$143,400	$1,319,475
Expensed the six months ended June 30, 2006	$41,526	$36,594	$51,678	$—	$—	$143,400	$273,198

Future expense	$76,131	$134,178	$292,833	$—	$—	$—	$503,142

Weighted average term of future expense							1.9 yrs

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2006:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	513,125	$27.80
Granted	30,000	40.35
Exercised	39,422	25.08	$714,597
Expired/Forfeited	—	—	—
Outstanding June 30	503,703	28.76	7,632,263
Exercisable at June 30	288,078	28.59	4,414,482

The intrinsic value presented in the table above measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. At June 30, 2006, the weighted average remaining contractual life of the Company’s exercisable and outstanding options is 8.1 and 8.2 years, respectively.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended June 30, 2006
Real estate rental operations:
Revenue	$24,852	$8,797	$99	$33,748
Expenses	(4,848)	(2,216)	—	(7,064)

Income from real estate	20,004	6,581	99	26,684
Interest expense & amortization of debt expense	—	—	(8,072)	(8,072)
General and administrative	—	—	(2,564)	(2,564)

Subtotal	20,004	6,581	(10,537)	16,048
Depreciation and amortization of leasing costs	(4,401)	(1,999)	—	(6,400)
Minority interests	—	—	(1,851)	(1,851)

Net income	$15,603	$4,582	$(12,388)	$7,797

Capital investment	$26,505	$914	$—	$27,419

Total assets	$516,549	$133,466	$24,614	$674,629

Quarter ended June 30, 2005
Real estate rental operations:
Revenue	$21,667	$8,927	$158	$30,752
Expenses	(4,125)	(2,194)	—	(6,319)

Income from real estate	17,542	6,733	158	24,433
Interest expense & amortization of debt expense	—	—	(7,615)	(7,615)
General and administrative	—	—	(2,334)	(2,334)

Subtotal	17,542	6,733	(9,791)	14,484
Depreciation and amortization of leasing costs	(3,575)	(1,957)	—	(5,532)
Minority interests	—	—	(2,081)	(2,081)

Net income	$13,967	$4,776	$(11,872)	$6,871

Capital investment	$3,590	$1,006	$—	$4,596

Total assets	$417,277	$136,766	$48,364	$602,407

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2006
Real estate rental operations:
Revenue	$49,391	$17,657	$167	$67,215
Expenses	(9,740)	(4,424)	—	(14,164)

Income from real estate	39,651	13,233	167	53,051
Interest expense & amortization of debt expense	—	—	(16,091)	(16,091)
General and administrative	—	—	(5,027)	(5,027)

Subtotal	39,651	13,233	(20,951)	31,933
Depreciation and amortization of leasing costs	(8,828)	(3,948)	—	(12,776)
Minority interests	—	—	(3,653)	(3,653)

Net income	$30,823	$9,285	$(24,604)	$15,504

Capital investment	$41,245	$1,068	$—	$42,313

Total assets	$516,549	$133,466	$24,614	$674,629

Six months ended June 30, 2005
Real estate rental operations:
Revenue	$43,027	$17,731	$301	$61,059
Expenses	(8,380)	(4,349)	—	(12,729)

Income from real estate	34,647	13,382	301	48,330
Interest expense & amortization of debt expense	—	—	(15,024)	(15,024)
General and administrative	—	—	(4,568)	(4,568)

Subtotal	34,647	13,382	(19,291)	28,738
Depreciation and amortization of leasing costs	(7,241)	(3,906)	—	(11,147)
Minority interests	—	—	(4,110)	(4,110)

Net income	$27,406	$9,476	$(23,401)	$13,481

Capital investment	$27,349	$1,609	$—	$28,958

Total assets	$417,277	$136,766	$48,364	$602,407

11.	Subsequent Events

On July 12, 2006, the Company closed on a new fixed-rate mortgage financing in the amount of $7,000,000, secured by Hunt Club Corners, acquired June 1, 2006. The loan matures August 11, 2021, requires equal monthly principal and interest payments of $42,000, based upon a 6.01% interest rate and 30-year principal amortization, and requires a final payment of $5,018,000 at maturity.

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2006 and for the three and six month periods ended June 30, 2006.

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

Results of Operations

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

Revenue

	For the quarters ended June 30,		2006 to 2005 Change
(dollars in thousands)	2006	2005	$	%
Revenue:
Base rent	$27,190	$24,509	$2,681	10.9%
Expense recoveries	5,407	4,700	707	15.0%
Percentage rent	272	507	(235)	(46.4)%
Other	879	1,036	(157)	(15.2)%

Total	$33,748	$30,752	$2,996	9.7%

Total revenue increased 9.7% in the quarter ended June 30, 2006 (“2006 Quarter”) compared to the comparative prior year’s quarter (“2005 Quarter”), resulting primarily due to the operations of a newly developed property and several acquisition properties whose operating results are included in the current quarter but not fully in the comparative prior year’s results. The development property (Kentlands Place) and the acquisition properties (Jamestown Place, Seabreeze Plaza, Smallwood Village Center and Hunt Club Corners) together defined as the “Development and Acquisition Properties,” contributed $1,880,000 (62.8%) of the revenue increase. Successful leasing activity at several core shopping centers contributed the balance of the quarter over quarter revenue growth. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2006 Quarter versus the 2005 Quarter was primarily attributable (55.2% or approximately $1,480,000) to leases in effect at the Development and Acquisition Properties. The lease-up of space at Shops at Monocacy, The Glen, Olde Forte Village, Great Eastern Plaza, and Southside Plaza (29.3% or approximately $786,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the Development and Acquisition Properties (56.6% or approximately $400,000). The balance of the increase (43.4% or approximately $307,000) resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the remainder of the operating properties.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2006 Quarter decreased due to the conversion of percentage rent to base rent upon the renewal of a lease with a tenant at Leesburg Pike (52.8% or approximately $124,000) and timing differences in the submission of sales reports used to calculate percentage rent by tenants at Great Eastern Plaza and 601 Pennsylvania Avenue (43.0% or approximately $101,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary leases, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue decreased during the 2006 Quarter versus the 2005 quarter as a result of higher lease termination fees recognized in the 2005 Quarter ($217,000) and decreased interest income from short-term investments ($58,000). The overall decrease in other revenue was mitigated in part by increased parking revenue at the Company’s office properties ($111,000), resulting primarily from the temporary curtailment of available parking spaces at 601 Pennsylvania Avenue while the parking deck was being refurbished during the prior year quarter.

Operating Expenses

	For the quarters ended June 30,		2006 to 2005 Change
(dollars in thousands)	2006	2005	$	%
Operating Expenses:
Property operating expenses	$3,963	$3,483	$480	13.8%

Provision for credit losses	107	79	28	35.4%

Real estate taxes	2,994	2,757	237	8.6%
Interest expense and amortization of deferred debt expense	8,072	7,615	457	6.0%
Depreciation and amortization of leasing costs	6,400	5,532	868	15.7%
General and administrative	2,564	2,334	230	9.9%

Total	$24,100	$21,800	$2,300	10.6%

Increases in operating expenses resulted primarily from the operation and borrowing costs of the Development and Acquisition Properties and to a lesser extent, nominal price increases of expenses required to operate the Company’s other operating properties.

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses was impacted primarily by the operation of the Development and Acquisition Properties (60.4% or approximately $290,000). The balance of the property operating expense increase, (39.6% or approximately $190,000), resulted primarily from an average 5.5% increase in property operating expenses at the remainder of the operating properties.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses totals approximately three tenths of one percent (0.3%) of total revenue for each period, a reflection of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes for the 2006 quarter versus the 2005 quarter was largely impacted by the commencement of operations at the Development and Acquisition Properties (83.5% or approximately $198,000). The balance of the increase represents an approximately 1.4% quarter over quarter increase in real estate taxes for the remainder of the Company’s operating properties. Decreased tax expense at three of the properties (Countryside, Lexington and White Oak) offset an average 5.0% increase in tax at the remaining properties.

Interest and amortization of deferred debt expense. Interest expense increased in the 2006 quarter versus the 2005 quarter due to increased borrowing as the Company financed selected Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $47,000,000 ($28,600,000 fixed rate and $18,400,000 variable rate line of credit borrowing) resulted from financing the Development and Acquisition Properties and construction in progress (approximately $822,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 12 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $154,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2006 and 2005 quarters in the amounts of $897,000 and $839,000, respectively (approximately $58,000 decrease in interest expense). Deferred debt cost amortization was $271,000 and $332,000, for the 2006 and 2005 quarters, respectively (approximately $61,000 decrease). The decrease in deferred debt cost amortization resulted from the write-off of unamortized debt costs in 2005 when the Company refinanced a mortgage loan in order to obtain a new 15-year loan at a lower interest rate. The Company also paid a $92,000 prepayment premium to retire the original loan.

Depreciation and amortization. The increase in depreciation and amortization expense resulted primarily from the Development and Acquisition Properties placed in service during the 2005 and 2006 quarters.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The increase in general and administrative expenses for the 2006 quarter versus the 2005 quarter was primarily attributable to increased legal and shareholder relations expenses (50.0% or approximately $115,000) related to the 2006 annual meeting of shareholders. Also contributing to the increase in general and administrative expenses was an increase in non-cash expense related to the issue of options to the Company’s directors (35.2% or approximately $81,000) and the payment of increased local and state taxes to the District of Columbia and Kentucky (13.9% or $32,000).

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenue

	For the six months ended June 30,		2006 to 2005 Change
(dollars in thousands)	2006	2005	$	%
Revenue:
Base rent	$54,090	$48,641	$5,449	11.2%
Expense recoveries	10,920	9,680	1,240	12.8%
Percentage rent	598	1,011	(413)	(40.9)%
Other	1,607	1,727	(120)	(6.9)%

Total	$67,215	$61,059	$6,156	10.1%

Total revenue increased 10.1% in the six month period ended June 30, 2006 (“2006 Period”) compared to the comparative prior year six month period (“2005 Period”), resulting primarily due to the operations of (1) the Development and Acquisition Properties and (2) Palm Springs Center acquired in March 2005 (the “YTD Development and Acquisition Properties”) whose operating results are included in the current period but not fully in the comparative prior year period’s results. These properties contributed $3,925,000 (63.8%) of the revenue increase. Successful leasing activity at several core shopping centers contributed the balance of the period over period revenue growth. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2006 period versus the 2005 period was primarily attributable (56.8% or approximately $3,094,000) to leases in effect at the YTD Development and Acquisition Properties. The lease-up of space at Shops at Monocacy, The Glen, Olde Forte Village, Great Eastern Plaza, and Southside Plaza (28.0% or approximately $1,527,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the YTD Development and Acquisition Properties (65.8% or approximately $816,000). The balance of the increase (34.2% or approximately $424,000) resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the remainder of the operating properties.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2006 period decreased due to timing differences in the submission of sales reports used to calculate percentage rent by tenants at 601 Pennsylvania Avenue (54.5% or approximately $225,000) and the conversion of percentage rent to base rent upon the renewal of a lease with a tenant at Leesburg Pike (25.9% or approximately $107,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary leases, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue decreased during the 2006 period versus the 2005 period as a result of higher lease termination fees recognized in the 2005 period ($260,000) and decreased interest income from short-term investments ($131,000). The overall decrease in other revenue was mitigated in part by increased parking revenue at the Company’s office properties ($262,000), resulting primarily from the temporary curtailment of available parking spaces at 601 Pennsylvania Avenue while the parking deck was being refurbished during the prior year period.

Operating Expenses

	For the six months ended June 30,		2006 to 2005 Change
(dollars in thousands)	2006	2005	$	%
Operating Expenses:
Property operating expenses	$7,931	$7,256	$675	9.3%
Provision for credit losses	187	133	54	40.6%
Real estate taxes	6,046	5,340	706	13.2%
Interest expense and amortization of deferred debt expense	16,091	15,024	1,067	7.1%
Depreciation and amortization of leasing costs	12,776	11,147	1,629	14.6%
General and administrative	5,027	4,568	459	10.0%

Total	$48,058	$43,468	$4,590	10.6%

Increases in operating expenses resulted primarily from the operation and borrowing costs of the YTD Development and Acquisition Properties, and to a lesser extent, nominal price increases of expenses required to operate the Company’s other operating properties.

Property operating expenses. Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses was impacted primarily by the operation of the YTD Development and Acquisition Properties (92.0% or approximately $621,000) and hurricane related repair expenses at Boca Valley Plaza (15.4% or approximately $104,000). These expense increases were partially offset by reduced operating expenses at the Company’s Lexington Mall (17.0% or approximately $115,000), where all but pad spaces have been taken out of operation in order to redevelop the shopping center. The balance of the property operating expense increase, (9.6% or approximately $65,000), resulted primarily from a nominal 0.9% increase in operating expenses at the remainder of the operating properties.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses is less than three tenths of one percent (0.3%) of total revenue for each period, a reflection of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes was impacted by the operation of the YTD Development and Acquisition Properties (59.6% or approximately $421,000). The balance of the increase represents an approximately 5.4% period over period increase in real estate taxes for the remainder of the operating properties.

Interest and amortization of deferred debt expense. Interest expense increased in the 2006 period versus the 2005 period due to increased borrowing as the Company financed selected YTD Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $46,500,000 ($32,000,000 fixed rate and $14,500,000 variable rate line of credit borrowing) resulted from financing the Development and Acquisition Properties and construction in progress (approximately $1,629,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 16 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $391,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2006 and 2005 periods in the amounts of $1,652,000 and $1,679,000, respectively (approximately $27,000 increase in interest expense). Deferred debt cost amortization was $539,000 and $645,000, for the 2006 and 2005 periods, respectively (approximately $106,000 decrease). The decrease in deferred debt cost amortization resulted primarily from the write-off of unamortized debt costs in 2005 when the Company refinanced its revolving credit facility and a mortgage loan in order to obtain a new 15-year loan at a lower interest rate. The Company also paid a $92,000 prepayment premium to retire the original mortgage loan.

Depreciation and amortization. The increase in depreciation and amortization expense resulted primarily from the YTD Development and Acquisition Properties placed in service during the 2005 and 2006 periods.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The increase in general and administrative expenses for the 2006 period versus the 2005 period was primarily attributable to increased local and state taxes to the District of Columbia and Kentucky (46.8% or $215,000) increased legal and shareholder relations expenses (25.1% or approximately $115,000) related to the 2006 annual meeting of shareholders. Also contributing to the increase in general and administrative expenses was an increase in non-cash expense related to the issue of options to the Company’s directors and officers (23.3% or approximately $107,000).

Liquidity and Capital Resources

Cash and cash equivalents were $3,045,000 and $28,585,000 at June 30, 2006 and 2005, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six months ended June 30,
(dollars in thousands)	2006	2005
Cash provided by operating activities	$33,116	$27,624
Cash used in investing activities	(42,313)	(28,958)
Cash provided (used) by financing activities	4,235	(3,642)

Decrease in cash	$(4,962)	$(4,976)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for 2006 primarily reflect the acquisition of properties (Smallwood Village Center and Hunt Club Corners), the construction costs of new developments (Lansdowne Towne Center and Broadlands Village III), and the construction costs of redevelopments (Ravenwood). Investing activities for 2005 primarily reflect the acquisition of properties (Palm Springs Center, Lansdowne Town Center land and New Market land), the construction costs of new developments (Kentlands Place), and the construction costs of redevelopments (Olde Forte Village and Briggs Chaney MarketPlace).

Financing Activities

Cash provided by financing activities for the period ended June 30, 2006 primarily reflects:

•	Proceeds of $10,500,000 received from mortgage notes payable originated during the period;

•	Proceeds of $20,000,000 from borrowings on the revolving credit facility;

•	Proceeds of $3,966,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program; and

•	Proceeds of $4,001,000 received from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $6,523,000;

•	repayments of $4,500,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $14,215,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $4,484,000;

•	distributions made to preferred stockholders during the period totaling $4,000,000; and

•	payment of $510,000 for financing costs of new mortgage loans.

Cash used by financing activities for the period ended June 30, 2005 primarily reflects:

•	the repayment of mortgage note payable borrowings totaling $14,779,000;

•	distributions to common stockholders during the period totaling $12,885,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $4,056,000;

•	distributions made to preferred stockholders during the period totaling $4,000,000; and

•	payments of $1,811,000 for financing costs of the revolving credit facility and mortgage notes payable;

which was partially offset by:

•	Proceeds of $25,500,000 received from mortgage notes payable originated during the period;

•	Proceeds of $8,306,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program; and

•	Proceeds of $83,000 received from the issuance of convertible limited partnership interests in the Operating Partnership;

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

As of June 30, 2006, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)
July 1 through December 31, 2006	$6,773
2007	14,335
2008	41,380
2009	16,565
2010	17,810
2011	81,386
Thereafter	334,993

$513,242

Management believes that the Company’s capital resources, which at June 30, 2006 included cash balances of approximately $3.0 million and borrowing availability of $123.8 million on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future.

Preferred Stock Issue

The Company has preferred stock outstanding of 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed, in whole or in part, at the $25.00 per depositary share liquidation preference at the Company’s option on or after November 5, 2008. The depositary shares pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 per depositary share liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 80,352 and 256,008 shares under the Plan at a weighted average discounted price of $37.63 and $32.46 per share, during the six month periods ended June 30, 2006 and 2005, respectively.

Additionally, the Operating Partnership issued 106,157 and 2,552 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $37.69 and $32.40 per share during the six month periods ended June 30, 2006 and 2005, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2006.

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

The Company maintains a three-year $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The line has a three-year term and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. As of June 30, 2006, $26,000,000 was outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of June 30, 2006, the material covenants required the Company, on a consolidated basis, to:

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

As of June 30, 2006, the Company was in compliance with all such covenants.

The Company obtained two new fixed-rate, non-recourse financings during the first quarter of 2006. On January 10, 2006, the Company closed on a new fixed-rate mortgage financing in the amount of $10,500,000, secured by Jamestown Place, acquired in November 2005. The loan matures February 2021, requires equal monthly principal and interest payments of $66,000, based upon a 5.81% interest rate and 25-year principal amortization, and requires a final payment of $6,102,000 at maturity. On January 27, 2006, the Company assumed the obligation of a secured mortgage obligation in conjunction with the acquisition of Smallwood

Village. The outstanding balance on the loan was $11,333,000 at settlement. The loan matures January 2013, requires equal monthly principal and interest payments of $71,000, based upon a 6.12% interest rate and 30-year principal amortization, and requires a final payment of $10,071,000 at maturity. The Company also obtained a new fixed-rate, non-recourse financing on July 12, 2006 when it closed on a new fixed-rate mortgage financing in the amount of $7,000,000, secured by Hunt Club Corners, acquired June 1, 2006. The loan matures August 11, 2021, requires equal monthly principal and interest payments of $42,000, based upon a 6.01% interest rate and 30-year principal amortization, and requires a final payment of $5,018,000 at maturity.

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

Funds From Operations

For the quarter and six months ended June 30, 2006, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $14,048,000 and $27,933,000, representing a 12.5% and 12.9%, increase over the comparative 2005 period’s FFO available to common shareholders, respectively. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

	Quarter ended June 30,		Six months ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Net income	$7,797	$6,871	$15,504	$13,481
Add:
Depreciation & amortization of real property	6,400	5,532	12,776	11,147
Minority interests	1,851	2,081	3,653	4,110

FFO	16,048	14,484	31,933	28,738
Subtract:
Preferred stock dividends	(2,000)	(2,000)	(4,000)	(4,000)

FFO available to common stockholders	$14,048	$12,484	$27,933	$24,738

Average shares & units used to compute FFO per share	22,525	21,908	22,468	21,833

(1)	FFO is a widely accepted non-GAAP financial measure of operating performance for REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village, Thruway, The Glen, Ravenwood, Lexington and Clarendon Center. The following describes the acquisitions, redevelopments and renovations activities of the Company in 2004, 2005 and the first half of 2006.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by the then newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company has recently redeveloped. The reconfigured shopping center now totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, were approximately $22 million. Construction at Olde Forte Village was substantially completed during the second quarter of 2005. The center was 92% leased at June 30, 2006.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in the fourth quarter of 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The center was 98% leased at June 30, 2006.

During the fourth quarter of 2005, the Company commenced construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Leases have been executed for 100% of the new shop space. Construction was substantially completed in June 2006. Development costs for this phase are estimated to total approximately $7.5 million. Tenants are projected to begin occupying their spaces during the third quarter of 2006.

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building at The Glen shopping center in Prince William County, Virginia. The existing 120,000 square foot Safeway anchored center is 100% leased and this expansion will provide additional restaurants and small shop service space. Construction of the expansion building was substantially completed in the fall of 2005, and development costs were approximately $4.1 million. All of the new space is leased and all tenants are in occupancy.

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 105,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. The Company’s total development costs, including the land acquisition, were approximately $22.3 million. Construction was completed and Giant opened for business during October 2004. The property was 100% leased at June 30, 2006.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, total approximately $8.5 million. The property was 100% leased at June 30, 2006 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon.

Briggs Chaney MarketPlace

In April 2004 the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 98% leased at June 30, 2006 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. During 2005, the Company completed interior construction to reconfigure a portion of the vacant space totaling approximately 11,000 square feet of leasable area, and completed construction of a façade renovation of the shopping center. Redevelopment costs totaled approximately $1.9 million.

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

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida. The center was 100% leased at June 30, 2006 and was acquired for a purchase price of $17.5 million.

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of an approximately 190,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store to anchor this development. Substantial completion of construction is scheduled in the fourth quarter of 2006, with project costs expected to total approximately $42 million. The development is currently 60% pre-leased.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida. The center is 100% leased and was acquired for a purchase price of $14.8 million.

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

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center is 88% leased and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan.

Ravenwood

In January 2006, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. Over 80% of this space is pre-leased, and construction was substantially completed in June 2006. Tenants are preparing their spaces for occupancy during the third quarter of 2006. Development costs totaled approximately $2.2 million.

Lexington Center

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

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, FL (metropolitan Orlando, FL). The center is 96% leased and was acquired for a purchase price of $11.1 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 50,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The Company has engaged architects and engineers to proceed with construction documents. A development timetable has not yet been finalized.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended June 30, 2006 and 2005, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of June 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2006	41	5	6,481,000	1,206,000	96.6%	96.9%
2005	37	5	6,206,000	1,206,000	92.7%	96.2%

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of June 30, 2006, the Company had variable rate indebtedness totaling $26,000,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at June 30, 2006 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $260,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of June 30, 2006, the Company had fixed rate indebtedness totaling $487,242,000. If interest rates on the Company’s fixed rate debt instruments at June 30, 2006 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $26,080,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

During the three months ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A. Risk Factors

The Company has no material updates to Item 1A. Risk Factors, as presented in the 2005 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

14,901 shares were acquired at a price of $39.66 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2006 dividend distribution. In addition, 35,800 shares were acquired in open market purchases at an average cost of $37.42 per share during the period June 12 through June 29, 2006.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 28, 2006, the Company held its Annual Meeting of Stockholders, at which Philip D. Caraci, Gilbert M. Grosvenor, Philip C. Jackson Jr. and David B. Kay were reelected to the Board of Directors for three year terms expiring at the 2009 Annual Meeting. The terms of the remaining Board members did not expire as of the April 28, 2006 meeting and those individuals continue as directors of the Company. Holders of 16,195,837 shares of the Company’s common stock voted in person at the meeting or by proxy (representing 91.5% of outstanding shares) as follows; Mr. Caraci: in favor 16,093,200, withheld 102,637. Mr. Grosvenor: in favor 15,505,435, withheld 690,402. Mr. Jackson: in favor 16,085,086, withheld 110,751. Mr. Kay: in favor 16,141,093, withheld 54,744. The shareholders passed a proposal to amend the stockholder ownership limits provisions of Company’s Articles of Incorporation, (which required an affirmative vote of at least two-thirds of the votes entitled to vote). The proposal received 11,351,317 votes in favor (representing 67.8% of outstanding shares), 2,952,158 against, 113,781 abstained and 1,778,581 shares were broker non-voted. In addition, 16,153,602 voted in favor, 25,186 voted against and 17,049 abstained for, ratification of Ernst & Young as independent public accountants.

Item 5.	Other Information

None

Item 6.	Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

	(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

	(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(l)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(m)	Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, as filed as Exhibit 10.(p) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the December 31, 2002 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

	(o)	Revolving Credit Agreement, dated as of January 28, 2005, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank, National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank, National Association, Compass Bank, Sovereign Bank and First Horizon Bank, as Lenders, as filed as Exhibit 10.(q) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference.

	(p)	Guaranty, dated as of February 1, 2005, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(r) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference.

	(q)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(r)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(s)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: August 9, 2006	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: August 9, 2006	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: August 9, 2006	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)