Form 10-Q
period 2006-09-30
SAUL CENTERS INC
filed 2006-11-09
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2006

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

Number of shares of common stock, par value $0.01 per share outstanding as of November 9, 2006: 17,314,000

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Real estate investments
Land	$149,863	$139,421
Buildings and equipment	611,585	575,504
Construction in progress	72,603	47,868

	834,051	762,793
Accumulated depreciation	(210,025)	(195,376)

	624,026	567,417
Cash and cash equivalents	7,514	8,007
Accounts receivable and accrued income, net	24,497	23,410
Deferred leasing costs, net	19,056	19,834
Prepaid expenses, net	3,961	2,540
Deferred debt costs, net	5,595	5,875
Other assets	5,090	4,386

Total assets	$689,739	$631,469

Liabilities

Mortgage notes payable	$490,897	$471,931
Revolving credit facility outstanding	31,000	10,500
Dividends and distributions payable	11,492	11,319
Accounts payable, accrued expenses and other liabilities	18,624	13,679
Deferred income	12,684	9,558

Total liabilities	564,697	516,987

Minority interests	5,926	3,068

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,184,131 and 16,877,244 shares issued and outstanding, respectively	172	169
Additional paid-in capital	134,699	123,339
Accumulated deficit	(115,755)	(112,094)

Total stockholders’ equity	119,116	111,414

Total liabilities and stockholders’ equity	$689,739	$631,469

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Base rent	$27,736	$25,023	$81,826	$73,664
Expense recoveries	5,802	5,004	16,722	14,684
Percentage rent	326	407	924	1,418
Other	996	2,748	2,603	4,475

Total revenue	34,860	33,182	102,075	94,241

Operating expenses
Property operating expenses	4,264	3,437	12,195	10,693
Provision for credit losses	115	50	302	183
Real estate taxes	3,129	2,830	9,175	8,170
Interest expense and amortization of deferred debt	8,145	7,525	24,236	22,549
Depreciation and amortization of leasing costs	6,463	7,162	19,239	18,309
General and administrative	2,416	2,484	7,443	7,052

Total operating expenses	24,532	23,488	72,590	66,956

Operating income before minority interests	10,328	9,694	29,485	27,285

Minority interests
Minority share of income	(2,007)	(1,838)	(5,660)	(5,087)
Distributions in excess of earnings	—	—	—	(861)

Total minority interests	(2,007)	(1,838)	(5,660)	(5,948)

Net income	8,321	7,856	23,825	21,337
Preferred dividends	(2,000)	(2,000)	(6,000)	(6,000)

Net income available to common stockholders	$6,321	$5,856	$17,825	$15,337

Per share net income available to common stockholders
Basic	$0.37	$0.35	$1.05	$0.92

Diluted	$0.37	$0.35	$1.04	$0.92

Distributions declared per common share outstanding	$0.42	$0.42	$1.26	$1.21

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2005	$100,000	$169	$123,339	$(112,094)	$111,414
Issuance of 87,317 shares of common stock:
43,404 shares due to dividend reinvestment plan	—	1	1,557	—	1,558
43,913 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,219	—	1,219
Net income	—	—	—	7,707	7,707
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,126)	(7,126)

Balance, March 31, 2006	100,000	170	126,115	(113,513)	112,772
Issuance of 42,327 shares of common stock:
35,807 shares due to dividend reinvestment plan	—	—	1,420	—	1,420
6,520 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	474	—	474
Net income	—	—	—	7,797	7,797
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,143)	(7,143)

Balance, June 30, 2006	100,000	170	128,009	(114,859)	113,320
Issuance of 177,243 shares of common stock:
153,298 shares due to dividend reinvestment plan	—	2	5,931	—	5,933
23,945 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	759	—	759
Net income	—	—	—	8,321	8,321
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,217)	(7,217)

Balance, September 30, 2006	$100,000	$172	$134,699	$(115,755)	$119,116

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$23,825	$21,337
Adjustments to reconcile net income to net cash provided by operating activities:
Minority share of income	5,660	5,948
Depreciation and amortization of leasing costs	19,239	18,309
Amortization of deferred debt costs	814	902
Non cash compensation costs from stock grants and options	944	767
Provision for credit losses	302	183
Increase in accounts receivable and accrued income	(1,352)	(1,904)
Increase in deferred leasing costs	(1,953)	(1,688)
Increase in prepaid expenses	(1,421)	(1,283)
Increase in other assets	(704)	(721)
Increase in accounts payable, accrued expenses and other liabilities	2,723	1,000
(Decrease) increase in deferred income	(85)	635

Net cash provided by operating activities	47,992	43,485

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(17,618)	(20,403)
Additions to real estate investments	(9,848)	(4,627)
Additions to development and redevelopment activities	(28,921)	(12,438)

Net cash used in investing activities	(56,387)	(37,468)

Cash flows from financing activities:
Proceeds from notes payable	17,500	25,500
Repayments on notes payable	(9,868)	(17,730)
Proceeds from revolving credit facility	27,000	—
Repayments on revolving credit facility	(6,500)	—
Additions to deferred debt costs	(534)	(1,821)
Proceeds from the issuance of:
Common Stock	10,419	11,697
Convertible limited partnership units in the Operating Partnership	4,001	1,934
Distributions to:
Preferred stockholders	(6,000)	(6,000)
Common stockholders	(21,357)	(19,677)
Convertible limited partnership units in the Operating Partnership	(6,759)	(6,137)

Net cash provided (used) by financing activities	7,902	(12,234)

Net decrease in cash and cash equivalents	(493)	(6,217)
Cash and cash equivalents, beginning of period	8,007	33,561

Cash and cash equivalents, end of period	$7,514	$27,344

*	Supplemental discussion of non-cash investing and financing activities:

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company has developed and purchased several properties since mid year 2003. In July 2003 the Company purchased Olde Forte Village, a grocery anchored shopping center located in Fort Washington, Maryland. In November 2004 the Company completed construction of Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed construction of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. Phase II, a 30,000 square foot addition to the center was completed in November 2004. The Company is currently developing Phase III, a 22,000 square foot addition to the center to be completed during the 4th quarter 2006. In January 2004, the Company purchased a land parcel adjacent to its Kentlands Square shopping center, and constructed a 41,000 square foot retail/office property known as Kentlands Place. During the period from 2004 through September 30, 2006 the Company acquired nine grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia, (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, (4) Briggs Chaney MarketPlace, 197,000 square feet, located in Silver Spring, Maryland, (5) Palm Springs Center, 126,000 square feet, located in Altamonte Springs, Florida, (6) Jamestown Place, 96,000 square feet, located in Altamonte Springs, Florida, (7) Seabreeze Plaza, 147,000 square feet, located in Palm Harbor, Florida, (8) Smallwood Village Center, 198,000 square feet, located in Waldorf, Maryland and (9) Hunt Club Corners, 101,500 square feet, located in Apopka, FL. As of September 30, 2006, the Company’s properties (the “Current Portfolio Properties”) consisted of 41 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of September 30, 2006, twenty-seven of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.3% of the total gross leasable area. Only two retail tenants, Giant Food (4.8%), a tenant at nine Shopping Centers and Safeway (3.2%), a tenant at seven Shopping Centers and one office tenant, the United States Government (3.0%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenues for the nine months ended September 30, 2006.

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

Real estate investment properties, including properties under development and land held for future development, are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company’s policy is to assess potential impairment in value by making a comparison of the current and projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property and estimated cash flows associated

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

with future development expenditures. If such carrying amount is in excess of the estimated projected cash flows of the assets, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. Saul Centers adopted SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has not recognized an impairment loss on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $2,719,000 and $2,499,000, for the nine month periods ended September 30, 2006 and 2005, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled $15,049,000 and $15,061,000, for the nine month periods ended September 30, 2006 and 2005, respectively. Repair and maintenance expense, included in property operating expenses for the nine month periods ended September 30, 2006 and 2005, was $5,584,000 and $4,554,000, respectively.

Deferred leasing costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $19,056,000 and $19,834,000, net of accumulated amortization of $13,332,000 and $11,392,000, as of September 30, 2006 and December 31, 2005, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $4,190,000 and $3,248,000, for the nine months ended September 30, 2006 and 2005, respectively. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2006 and December 31, 2005 are as follows:

Construction in Progress

(Dollars in thousands)	September 30, 2006	December 31, 2005
Clarendon Center	$18,880	$16,629
Lansdowne Town Center	32,177	10,348
Ashland Square	8,059	7,262
Olde Forte Village	—	5,667
Broadlands Village III	6,848	3,638
Lexington Center	2,380	1,972
Ravenwood	—	607
Ashburn Village Phase V	1,651	—
Other	2,608	1,745

	$72,603	$47,868

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $443,000 and $430,000, at September 30, 2006 and December 31, 2005, respectively.

In addition to rents due currently, accounts receivable include $16,403,000 and $14,701,000, at September 30, 2006 and December 31, 2005, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $91,000 and $64,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,595,000 and $5,875,000, and are presented net of accumulated amortization of $3,969,000 and $3,155,000, at September 30, 2006 and December 31, 2005, respectively.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of September 30, 2006, 199,000 shares had been allocated to the directors pursuant to the deferred compensation plans.

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

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 75.9% common interest as of September 30, 2006. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The options are currently dilutive because the average share price of the Company’s common stock exceeds the exercise prices. The treasury stock method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding

(In thousands)	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding-Basic	17,118	16,733	17,008	16,604
Effect of dilutive options	148	127	144	103

Weighted average common shares outstanding-Diluted	17,266	16,860	17,152	16,707

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

Recent Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) issued EITF 04-5, last updated on July 15, 2005, “Investors Accounting for an Investment in a Limited Partnership when the Investor is the General Partner and the Limited Partners have Certain Rights (“EITF 04-5”), which addresses the General Partner in a limited partnership who is presumed to control the partnership unless the Limited Partners have the ability, through a majority vote, to remove the General Partner without cause or the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business. EITF 04-5 is effective as of June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified after that date or for fiscal periods beginning after December 15, 2005. The Company has adopted EITF 04-5 with respect to existing agreements and the adoption of EITF 04-5 did not materially impact its financial condition or results of operations.

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of an approximately 190,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store to anchor this development. Substantial completion of construction is scheduled in the fourth quarter of 2006, with project costs expected to total approximately $41.5 million. The development is currently 68% pre-leased.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida. The center is 100% leased and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida. The center is 93% leased and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan. The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC. The center is 84% leased and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The obligation assumed was treated as a non-cash acquisition in the Statement of Cash Flows. The Company has determined that the terms of the assumed mortgage did not materially differ from existing market rates and that the loan was fairly valued at acquisition.

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

The $17.5 million total cost of acquiring Smallwood Village Center included both the property’s purchase price and closing costs. A total of $889,000 of the total cost was allocated as lease intangible assets and included in deferred leasing costs at September 30, 2006. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 10.0 years. The value of below market leases totaled $1,218,000 and are being amortized over a weighted average term of 15.9 years, and were recorded as deferred income at the time of acquisition. The value of above market leases totaled $37,000 and are being amortized over a weighted average term of 1.3 years, and were recorded as a deferred asset in accounts receivable at the time of acquisition. The results of operations of the acquired property are included in the consolidated statements of operations as of the acquisition date.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The $11.1 million total cost of acquiring Hunt Club Corners included both the purchase price and closing costs. A total of $570,000 of the total cost was allocated as lease intangible assets and included in deferred leasing costs at September 30, 2006. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 30.2 years. The value of below market leases totaled $1,993,000 and are being amortized over a weighted average term of 34.2 years, and were recorded as deferred income at the time of acquisition. This acquisition had no above market leases. The results of operations of the acquired property are included in the consolidated statements of operations as of the acquisition date.

4. Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 24.1% limited partnership interest, represented by 5,416,000 convertible limited partnership units in the Operating Partnership, as of September 30, 2006. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). However, the limited partnership units were not convertible as of September 30, 2006 because pursuant to the limited partnership agreement of the Operating Partnership, The Saul Organization owns in excess of 24.9% of the Company’s Equity Securities.

The Operating Partnership issued 106,157 and 53,035 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $37.69 and $36.46 per share during the nine month periods ended September 30, 2006 and 2005, respectively.

The impact of The Saul Organization’s 24.1% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the nine months ended September 30, 2006 and 2005, were 22,539,000 and 21,921,000, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled $521,897,000 at September 30, 2006, of which $490,897,000 was fixed rate mortgage debt and $31,000,000 was variable rate debt outstanding on the Company’s $150 million unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, has a three-year term expiring on January 27, 2008 and provides for an additional one-year extension at the Company’s option, subject

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the Company’s existing unencumbered properties. Based upon the terms of the facility, the unencumbered properties support line availability of $87,000,000, of which $1,627,000 has been issued under a letter of credit and $31,000,000 has been borrowed, leaving $54,373,000 available for working capital uses. An additional $63,000,000 could become available for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

Saul Centers has guaranteed a portion of one of the Partnerships’ mortgage notes payable totaling $4,500,000, the amount of which is considered a recourse obligation to Saul Centers as of September 30, 2006. The guarantee is expected to be released upon the achievement of specified leasing thresholds at a recently redeveloped property. Saul Centers is also a guarantor of the revolving credit facility. The balance of the mortgage notes payable totaling $486,397,000 are non-recourse.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At September 30, 2006, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)
October 1 through December 31, 2006	$3,459
2007	14,423
2008	46,473
2009	16,663
2010	17,915
2011	81,497
Thereafter	341,467

$521,897

Interest expense and amortization of deferred debt costs for the quarter and nine months ended September 30, 2006 and 2005, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(Dollars in thousands)	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest incurred	$8,938	$8,088	$26,141	$24,146
Amortization of deferred debt costs	274	257	814	902
Capitalized interest	(1,067)	(820)	(2,719)	(2,499)

	$8,145	$7,525	$24,236	$22,549

6. Stockholders’ Equity (Deficit) and Minority Interests

The Consolidated Statement of Operations for the three months ended September 30, 2006 and September 30, 2005, includes a charge for minority interests of $2,007,000 and $1,838,000, respectively, representing The Saul Organization’s limited partnership interest share of net income for each quarter. The Consolidated Statement of Operations for the nine months ended September 30, 2006 includes a charge for minority interests of $5,660,000 representing The Saul Organization’s limited partnership share of net income for the nine month period. The minority interests charge for the nine months ended September 30, 2005 of $5,948,000 consists of $5,087,000 related to The Saul Organization’s share of net income for the nine month period, and $861,000 related to distributions to minority interests in excess of allocated net income for the nine month period.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7. Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 17 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,575,000 and $1,310,000, for the nine months ended September 30, 2006 and 2005, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of September 30, 2006, approximately $7,373,000 was held in deposit in these accounts.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $226,000 and $213,000, for the nine months ended September 30, 2006 and 2005, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled $55,000 and $17,000, for the nine months ended September 30, 2006 and 2005, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $640,000 and $570,000 at September 30, 2006 and December 31, 2005, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

and is based upon head count estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2006 and 2005, which included rental payments for the Company’s headquarters lease, totaled $2,793,000 and $2,565,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of September 30, 2006 and December 31, 2005, accounts payable, accrued expenses and other liabilities included $304,000 and $305,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the above described Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the nine months ended September 30, 2006 and 2005 were $527,000 and $498,000, respectively. Expenses arising from the lease are included in general and administrative expenses.

On January 12, 2006, the Company agreed to final terms of a contract to purchase a 10.4 acre site in Frederick, Maryland, from a subsidiary of Chevy Chase Bank, a related party, for $5,000,000. The Company plans to develop this property into a retail center. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank. The parties anticipate closing on the transaction within the next six months.

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8. Stock Option Plans

The Company has established two stock incentive plans, the 1993 plan and the 2004 plan (together, the “Plans”). Under the Plans, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are expensed straight-line over the vesting period. Director options vest immediately and are expensed as of the date of grant. The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the quarter ended September 30, 2006:

Stock Options

	Officers			Directors			Total
Grant date	05/23/2003	04/26/2004	05/06/2005	04/26/2004	05/06/2005	05/01/2006
Total grant	220,000	122,500	132,500	30,000	30,000	30,000	565,000
Vested	165,000	61,250	33,125	30,000	30,000	30,000	349,375
Exercised	59,422	17,500	3,750	—	—	—	80,672
Forfeited	7,500	7,500	11,250	—	—	—	26,250
Remaining unexercised	153,078	97,500	117,500	30,000	30,000	30,000	458,078

Exercise price	$24.91	$25.78	$33.22	$25.78	$33.22	$40.35
Volatility	0.175	0.183	0.207	0.183	0.198	0.206
Expected life (years)	7.0	7.0	8.0	5.0	10.0	9.0
Assumed yield	7.00%	5.75%	6.37%	5.75%	6.91%	5.93%
Risk-free rate	4.00%	4.05%	4.15%	3.57%	4.28%	5.11%

Total value at grant date	$332,200	$292,775	$413,400	$66,600	$71,100	$143,400	$1,319,475
Expensed during the nine month period ended September 30, 2006	$58,513	$51,161	$72,638	$—	$—	$143,400	$325,712
Future expense	$47,816	$101,699	$236,763	$—	$—	$—	$386,278
Weighted average term of future expense							2.1 yrs

Saul Centers, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below summarizes the option activity for the nine months ended September 30, 2006:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	513,125	$27.80
Granted	30,000	40.35
Exercised	58,797	25.67	$1,031,000
Expired/Forfeited	26,250	28.72	427,350
Outstanding September 30	458,078	28.84	7,402,937
Exercisable at September 30	268,703	28.71	4,377,475

The intrinsic value presented in the table above measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. At September 30, 2006, the closing share price was $45.00 and weighted average remaining contractual life of the Company’s exercisable and outstanding options are both 7.7 years.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended September 30, 2006
Real estate rental operations:
Revenue	$25,612	$9,194	$54	$34,860
Expenses	(5,247)	(2,261)	—	(7,508)

Income from real estate	20,365	6,933	54	27,352
Interest expense & amortization of debt expense	—	—	(8,145)	(8,145)
General and administrative	—	—	(2,416)	(2,416)

Subtotal	20,365	6,933	(10,507)	16,791
Depreciation and amortization of leasing costs	(4,444)	(2,019)	—	(6,463)
Minority interests	—	—	(2,007)	(2,007)

Net income	$15,921	$4,914	$(12,514)	$8,321

Capital investment	$11,373	$1,616	$1,085	$14,074

Total assets	$527,955	$132,604	$29,180	$689,739

Quarter ended September 30, 2005
Real estate rental operations:
Revenue	$24,023	$8,935	$224	$33,182
Expenses	(4,139)	(2,178)	—	(6,317)

Income from real estate	19,884	6,757	224	26,865
Interest expense & amortization of debt expense	—	—	(7,525)	(7,525)
General and administrative	—	—	(2,484)	(2,484)

Subtotal	19,884	6,757	(9,785)	16,856
Depreciation and amortization of leasing costs	(5,219)	(1,943)	—	(7,162)
Minority interests	—	—	(1,838)	(1,838)

Net income	$14,665	$4,814	$(11,623)	$7,856

Capital investment	$7,622	$518	$370	$8,510

Total assets	$422,433	$135,735	$47,094	$605,262

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2006
Real estate rental operations:
Revenue	$75,004	$26,851	$220	$102,075
Expenses	(14,988)	(6,684)	—	(21,672)

Income from real estate	60,016	20,167	220	80,403
Interest expense & amortization of debt expense	—	—	(24,236)	(24,236)
General and administrative	—	—	(7,443)	(7,443)

Subtotal	60,016	20,167	(31,459)	48,724
Depreciation and amortization of leasing costs	(13,272)	(5,967)	—	(19,239)
Minority interests	—	—	(5,660)	(5,660)

Net income	$46,744	$14,200	$(37,119)	$23,825

Capital investment	$51,565	$2,684	$2,138	$56,387

Total assets	$527,955	$132,604	$29,180	$689,739

Nine months ended September 30, 2005
Real estate rental operations:
Revenue	$67,050	$26,666	$525	$94,241
Expenses	(12,519)	(6,527)	—	(19,046)

Income from real estate	54,531	20,139	525	75,195
Interest expense & amortization of debt expense	—	—	(22,549)	(22,549)
General and administrative	—	—	(7,052)	(7,052)

Subtotal	54,531	20,139	(29,076)	45,594
Depreciation and amortization of leasing costs	(12,460)	(5,849)	—	(18,309)
Minority interests	—	—	(5,948)	(5,948)

Net income	$42,071	$14,290	$(35,024)	$21,337

Capital investment	$34,306	$2,127	$1,035	$37,468

Total assets	$422,433	$135,735	$47,094	$605,262

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2006 and for the three and nine month periods ended September 30, 2006.

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

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, including properties under development and land held for future development, the Company assesses an impairment in value by making a comparison of the current and projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property and estimated cash flows associated with future development expenditures. If such carrying amount is greater than the estimated projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value.

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

Deferred leasing costs

Certain initial direct costs incurred by the Company in negotiating and consummating successful leases are capitalized and amortized over the initial base term of the leases. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions.

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

Results of Operations

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

Revenue

(Dollars in thousands)	Quarters ended September 30,		2006 to 2005 Change
	2006	2005	$	%
Base rent	$27,736	$25,023	$2,713	10.8%
Expense recoveries	5,802	5,004	798	15.9%
Percentage rent	326	407	(81)	-19.9%
Other	996	2,748	(1,752)	-63.8%

Total revenue	$34,860	$33,182	$1,678	5.1%

Total revenue increased 5.1% in the quarter ended September 30, 2006 (“2006 Quarter”) compared to the comparative prior year’s quarter (“2005 Quarter”). The revenue increase for the 2006 Quarter resulted primarily from the operations of a newly developed property and several acquisition properties whose operating results are included in the current quarter but not fully in the comparative prior year’s results. The development property (Kentlands Place) and the acquisition properties (Jamestown Place, Seabreeze Plaza, Smallwood Village Center and Hunt Club Corners) together defined as the “Development and Acquisition Properties,” contributed $2,041,000 of the revenue increase. Improved operating results at the remaining properties contributed $1,608,000 of the quarter over quarter revenue growth. These increases were offset by the reduction in other income related to the resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall in 2005 ($1,801,000) and reduced interest income ($170,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2006 Quarter versus the 2005 Quarter was primarily attributable (58.4% or approximately $1,584,000) to leases in effect at the Development and Acquisition Properties. The lease-up of space at Shops at Monocacy, The Glen, Olde Forte Village, and Southside Plaza (20.0% or approximately $542,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the Development and Acquisition Properties (52.5% or approximately $419,000). The balance of the increase (47.5% or approximately $379,000) resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the remainder of the operating properties.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2006 Quarter decreased due to the conversion of percentage rent to base rent upon the renewal of a lease with a tenant at Leesburg Pike of approximately $87,000, slightly offset by net increases in percentage rent at several other properties.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary leases, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue decreased during the 2006 Quarter versus the 2005 Quarter as a result of net proceeds received upon the resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall during the 2005 Quarter ($1,801,000) and to a lesser extent, decreased interest income from short-term investments ($170,000). The overall decrease in other revenue was mitigated in part by increased lease termination payments received in the 2006 Quarter ($170,000) and increased parking revenue at the Company’s office properties ($39,000).

Operating Expenses

(Dollars in thousands)	Quarters ended September 30,		2006 to 2005 Change
	2006	2005	$	%
Property operating expenses	$4,264	$3,437	$827	24.1%
Provision for credit losses	115	50	65	130.0%
Real estate taxes	3,129	2,830	299	10.6%
Interest expense and amortization of deferred debt expense	8,145	7,525	620	8.2%
Depreciation and amortization of leasing costs	6,463	7,162	(699)	-9.8%
General and administrative	2,416	2,484	(68)	-2.7%

Total operating expenses	$24,532	$23,488	$1,044	4.4%

Increases in operating expenses resulted primarily from operating and financing the Development and Acquisition Properties and to a lesser extent, nominal expense increases to operate the balance of Company’s Current Portfolio Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The majority of the property operating expense increase was contributed by the Development and Acquisition Properties (54.1% or approximately $447,000). The balance of the property operating expense increase (45.9% or approximately $380,000), primarily resulted from increased repair and maintenance expense ($452,000) partially offset by reduced property insurance expense ($91,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses totals approximately three tenths of one percent (0.3%) of total revenue for the 2006 Quarter and one and a half tenths of one percent (0.15%) for the 2005 Quarter (0.15%), a reflection of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes for the 2006 Quarter versus the 2005 Quarter was largely impacted by the Development and Acquisition Properties (72.6% or approximately $217,000). The balance of the increase represents an approximately 3.6% quarter over quarter increase in real estate taxes for the remainder of the Company’s Current Portfolio Properties.

Interest and amortization of deferred debt expense. Interest expense increased in the 2006 Quarter versus the 2005 Quarter due to increased borrowing for the Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $54,600,000 ($28,700,000 fixed rate and $25,900,000 variable rate line of credit borrowing) resulted from financing the Development and Acquisition Properties and construction in progress (approximately $955,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 10 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $133,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2006 and 2005 Quarters in the amounts of $1,067,000 and $820,000, respectively (approximately $247,000 decrease in interest expense). Deferred debt cost amortization was $274,000 and $257,000, for the 2006 and 2005 Quarters, respectively (approximately $17,000 increase).

Depreciation and amortization of leasing costs. The decrease in depreciation and amortization of leasing costs resulted primarily from the acceleration of depreciation expense during the 2005 Quarter related to the shortened useful life of vacant buildings at Lexington Mall, exclusive of the former Dillard’s space, resulting from the resolution of a land use dispute with an adjacent property owner and the resulting determination by management to take the building out of service and redevelop the shopping center ($1,515,000) offset by increased depreciation and amortization of leasing costs for the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The decrease in general and administrative expenses for the 2006 Quarter versus the 2005 Quarter was primarily attributable to the write-off of abandoned redevelopment costs associated with the Lexington Mall ($246,000) offset in part by increased corporate and other legal expenses related to property acquisitions ($123,000) and the payment of increased local and state taxes ($42,000).

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenue

(Dollars in thousands)	Nine months ended September 30,		2006 to 2005 Change
	2006	2005	$	%
Base rent	$81,826	$73,664	$8,162	11.1%
Expense recoveries	16,722	14,684	2,038	13.9%
Percentage rent	924	1,418	(494)	-34.8%
Other	2,603	4,475	(1,872)	-41.8%

Total revenue	$102,075	$94,241	$7,834	8.3%

Total revenue increased 8.3% in the nine month period ended September 30, 2006 (“2006 Period”) compared to the comparative prior year nine month period (“2005 Period”), resulting primarily due to the operations of (1) the Development and Acquisition Properties and (2) Palm Springs Center acquired in March 2005 (the “YTD Development and Acquisition Properties”) whose operating results are included in the current period but not fully in the comparative prior year period’s results. These properties contributed $6,005,000 of the revenue increase. Improved operating results at the remaining properties contributed $3,931,000 of the period over period revenue growth. These increases were offset by the decrease in other income related to the Lexington Mall land use settlement during the 2005 Period ($1,801,000) and decreased interest income ($301,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2006 Period versus the 2005 Period was primarily attributable (57.3% or approximately $4,678,000) to leases in effect at the YTD Development and Acquisition Properties. The lease-up of space at Shops at Monocacy, The Glen, Olde Forte Village, Great Eastern Plaza, and Southside Plaza (26.1% or approximately $2,134,000) substantially accounted for the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income was contributed by the YTD Development and Acquisition Properties (60.2% or approximately $1,226,000). The balance of the increase (39.8% or approximately $812,000) resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the remainder of the operating properties.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2006 Period decreased due to timing differences in the submission of sales reports used to calculate percentage rent by a tenant at 601 Pennsylvania Avenue (40.3% or approximately $199,000) and the conversion of percentage rent to base rent upon the renewal of a lease with a tenant at Leesburg Pike (39.5% or approximately $195,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary leases, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue decreased during the 2006 Period versus the 2005 Period as a result of net proceeds received upon the resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall during the 2005 Period ($1,801,000) and to a lesser extent, decreased interest income from short-term investments ($301,000). The overall decrease in other revenue was mitigated in part by increased parking revenue at the Company’s office properties in the 2006 Period ($301,000), resulting primarily from the temporary curtailment of available parking spaces at 601 Pennsylvania Avenue while the parking deck was being refurbished during the prior year period.

Operating Expenses

(Dollars in thousands)	Nine months ended September 30,		2006 to 2005 Change
	2006	2005	$	%
Property operating expenses	$12,195	$10,693	$1,502	14.0%
Provision for credit losses	302	183	119	65.0%
Real estate taxes	9,175	8,170	1,005	12.3%
Interest expense and amortization of deferred debt expense	24,236	22,549	1,687	7.5%
Depreciation and amortization of leasing costs	19,239	18,309	930	5.1%
General and administrative	7,443	7,052	391	5.5%

Total operating expenses	$72,590	$66,956	$5,634	8.4%

Increases in operating expenses resulted primarily from operating and financing the YTD Development and Acquisition Properties and to a lesser extent, nominal expense increases to operate the balance of Company’s Current Portfolio Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The majority of the increase in property operating expenses was contributed by the YTD Development and Acquisition Properties (71.0% or approximately $1,066,000) and hurricane related repair expenses at Boca Valley Plaza (5.2% or approximately $78,000). These expense increases were partially offset by reduced operating expenses at the Company’s Lexington Mall (10.9% or approximately $163,000), where all but pad spaces have been taken out of operation in order to redevelop the shopping center. The balance of the property operating expense increase, (31.2% or approximately $468,000), resulted from increased repair and maintenance expense ($437,000) at the remaining Current Portfolio Properties.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses is less than three tenths of one percent (0.3%) of total revenue for each period, a reflection of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes was impacted by the YTD Development and Acquisition Properties (62.6% or approximately $629,000). The balance of the increase represents an approximately 4.7% period over period increase in real estate taxes for the remainder of the operating properties.

Interest and amortization of deferred debt expense. Interest expense increased in the 2006 Period versus the 2005 Period due to increased borrowing for the YTD Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $49,000,000 ($31,000,000 fixed rate and $18,000,000 variable rate line of credit borrowing) resulted from financing the YTD Development and Acquisition Properties and construction in progress (approximately $2,590,000 increase in interest expense). Offsetting the increase in interest expense was an approximately 14 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $530,000 decrease in interest expense). Interest was capitalized as a cost of construction and development projects during the 2006 and 2005 Periods in the amounts of $2,719,000 and $2,499,000, respectively (approximately $220,000 decrease in interest expense). Deferred debt cost amortization was $814,000 and $902,000, for the 2006 and 2005 Periods, respectively (approximately $88,000 decrease). The decrease in deferred debt cost amortization resulted primarily from the write-off of unamortized debt costs in 2005 when the Company refinanced its revolving credit facility and a mortgage loan in order to obtain a new 15-year loan at a lower interest rate. The Company also paid a $92,000 prepayment premium to retire the original mortgage loan.

Depreciation and amortization of leasing costs. The increase in depreciation and amortization of leasing costs expense resulted primarily from the YTD Development and Acquisition Properties placed in service during the 2005 and 2006 Periods. The increase was limited $1,515,000 by the acceleration of depreciation expense during the 2005 Period related to the shortened useful life of vacant buildings at Lexington Mall, exclusive of the former Dillard’s space, resulting from the resolution of a land use dispute with an adjacent property owner and the resulting determination by management to take the building out of service and redevelop the shopping center.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. General and administrative expenses increased for the 2006 Period versus the 2005 Period despite the write-off of abandoned Lexington Mall development costs in the 2005 Period (-62.9% or $246,000). Offsetting this period over period expense decline was increased local and state taxes (65.7% or $257,000) and increased corporate expenses related to the 2006 annual meeting of shareholders and other legal expenses related to property acquisitions (46.3% or approximately $181,000). Also contributing to the increase in general and administrative expenses was an increase in non-cash expense related to the issue of options to the Company’s officers and directors (24.6% or approximately $96,000).

Liquidity and Capital Resources

Cash and cash equivalents were $7,514,000 and $27,344,000 at September 30, 2006 and 2005, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

(dollars in thousands)	Nine months ended September 30,
	2006	2005
Cash provided by operating activities	$47,992	$43,485
Cash used in investing activities	(56,387)	(37,468)
Cash provided (used) by financing activities	7,902	(12,234)

Decrease in cash	$(493)	$(6,217)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for 2006 primarily reflect the acquisition of properties (Smallwood Village Center and Hunt Club Corners), the development and construction costs of new properties (Lansdowne Towne Center, Broadlands Village III, Ashburn Village V, Ashland Square and Clarendon Center), and the construction costs of redevelopments (Ravenwood). Investing activities for 2005 primarily reflect the acquisition of properties (Palm Springs Center, Lansdowne Town Center land and New Market land), the construction costs of new developments (Kentlands Place), and the construction costs of redevelopments (Olde Forte Village, Briggs Chaney MarketPlace and the Glen).

Financing Activities

Cash provided by financing activities for the period ended September 30, 2006 primarily reflects:

•	Proceeds of $17,500,000 received from mortgage notes payable originated during the period;

•	Proceeds of $27,000,000 from borrowings on the revolving credit facility;

•	Proceeds of $10,419,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program; and

•	Proceeds of $4,001,000 received from the issuance of convertible limited partnership interests in the Operating Partnership; which was substantially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $9,868,000;

•	repayments of $6,500,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $21,357,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $6,759,000;

•	distributions made to preferred stockholders during the period totaling $6,000,000; and

•	payment of $534,000 for financing costs of new mortgage loans.

Cash used by financing activities for the period ended September 30, 2005 primarily reflects:

•	the repayment of mortgage note payable borrowings totaling $17,730,000;

•	distributions to common stockholders during the period totaling $19,677,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $6,137,000;

•	distributions made to preferred stockholders during the period totaling $6,000,000; and

•	payments of $1,821,000 for financing costs of the revolving credit facility and mortgage notes payable; which was partially offset by:

•	Proceeds of $25,500,000 received from mortgage notes payable originated during the period;

•	Proceeds of $11,697,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program; and

•	Proceeds of $1,934,000 received from the issuance of convertible limited partnership interests in the Operating Partnership;

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

As of September 30, 2006, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)
October 1 through December 31, 2006	$3,459
2007	14,423
2008	46,473
2009	16,663
2010	17,915
2011	81,497
Thereafter	341,467

$521,897

Management believes that the Company’s capital resources, which at September 30, 2006 included cash balances of approximately $7.5 million and borrowing availability of $54.4 million on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future. The Company may also borrow an additional $63.0 million on its revolving credit line for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 232,509 and 347,361 shares under the Plan at a weighted average discounted price of $38.33 and $33.56 per share, during the nine month periods ended September 30, 2006 and 2005, respectively.

Additionally, the Operating Partnership issued 106,157 and 53,035 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $37.69 and $36.46 per share during the nine month periods ended September 30, 2006 and 2005, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2006.

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

The Company maintains a $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The credit facility has a three-year term expiring January 27, 2008 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. As of September 30, 2006, $31,000,000 was outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of September 30, 2006, the material covenants required the Company, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $400 million;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.1 to 1 on a trailing four quarter basis; and

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.55 to 1.

As of September 30, 2006, the Company was in compliance with all such covenants.

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

In December 2005, the Company entered into a rate lock agreement and made application for a 15-year, $40,000,000 fixed-rate mortgage loan to be collateralized by Lansdowne Town Center. The loan application was approved as a commitment in March 2006. The rate lock agreement set the interest rate at 5.62%, contingent upon meeting certain construction and leasing criteria prior to loan funding, projected to occur within the next six months. The Company paid a loan deposit fee of $850,000 which is refundable at closing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter and nine months ended September 30, 2006, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $14,791,000 and $42,724,000, representing a 0.4% decrease and 7.9%, increase over the comparative 2005 Period’s FFO available to common shareholders, respectively. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

(Amounts in thousands)	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$8,321	$7,856	$23,825	$21,337
Add:
Depreciation & amortization of real property	6,463	7,162	19,239	18,309
Minority interests	2,007	1,838	5,660	5,948

FFO	16,791	16,856	48,724	45,594
Subtract:
Preferred stock dividends	(2,000)	(2,000)	(6,000)	(6,000)

FFO available to common stockholders	$14,791	$14,856	$42,724	$39,594

Average shares & units used to compute FFO per share	22,683	22,096	22,539	21,921

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as a indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village, Thruway, The Glen, Ravenwood, Lexington Center and Clarendon Center. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2004, 2005 and the nine months ended September 30, 2006.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by the then newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company has recently redeveloped. The reconfigured shopping center now totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, were approximately $22 million. Construction at Olde Forte Village was substantially completed during the second quarter of 2005. The center was 94% leased at September 30, 2006.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in the fourth quarter of 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The center was 100% leased at September 30, 2006.

During the fourth quarter of 2005, the Company commenced construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Leases have been executed for 100% of the new shop space. Construction was substantially completed in June 2006. Development costs for this phase are estimated to total approximately $7.5 million. All tenants are projected to be in occupancy by year end 2006.

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

Shops at Monocacy

In November 2003, the Company acquired 13 acres of undeveloped land in Frederick, Maryland at the southeast corner of Maryland Route 26 and Monocacy Boulevard. Construction commenced in early December 2003 of a 105,000 square foot shopping center anchored by a 57,000 square foot Giant grocery store. The Company’s total development costs, including the land acquisition, were approximately $22.3 million. Construction was completed and Giant opened for business during October 2004. The property was 100% leased at September 30, 2006.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 109,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 41,300 square foot retail/office property, comprised of 24,400 square feet of in-line retail space and 16,900 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, total approximately $8.5 million. The property was 100% leased at September 30, 2006 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon.

Briggs Chaney MarketPlace

In April 2004, the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 197,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 100% leased at September 30, 2006 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. During 2005, the Company completed interior construction to reconfigure a portion of the vacant space totaling approximately 11,000 square feet of leasable area, and completed construction of a façade renovation of the shopping center. Redevelopment costs totaled approximately $1.9 million.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has preliminary plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company received site plan approval from Prince William County during the third quarter of 2006 to develop approximately 125,000 square feet of retail space. Approvals for an additional 35,000 square feet of commercial space are expected to be received in early 2007. During the third quarter, the Company commenced site work consisting primarily of clearing, grading and site utility construction. A lease has been executed with a bank for a branch to be built on a pad site. Construction is expected to be completed in mid-2007. The balance of the space is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida. The center was 100% leased at September 30, 2006 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1,500,000. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company has contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which will allow the development of a neighborhood shopping center to be known as Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of an approximately 190,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store to anchor this development. Substantial completion of construction is scheduled in the fourth quarter of 2006, with project costs expected to total approximately $41.5 million. The development is currently 68% pre-leased, and tenants commenced opening for business in October 2006.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida. The center is 100% leased and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida. The center is 93% leased and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center is 84% leased and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan.

Ravenwood

In January 2006, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. All of this space has been leased, and construction was substantially completed in June 2006. Tenants commenced occupancy during the third quarter of 2006. Development costs totaled approximately $2.2 million.

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

Ashburn Village-Phase V

The Company is constructing a 10,000 square foot shop space expansion to the Ashburn Village shopping center located in Loudoun County, Virginia. The space is 50% pre-leased and substantial completion of construction is scheduled in the fourth quarter of 2006. Development costs are projected to total approximately $2.2 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 50,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The Company has engaged architects and engineers and is proceeding with construction documents. A development timetable has not yet been finalized.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended September 30, 2006 and 2005, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of September 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2006	41	5	6,477,000	1,206,000	96.9%	97.3%
2005	37	5	6,071,000	1,206,000	97.3%	96.8%

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of September 30, 2006, the Company had variable rate indebtedness totaling $31,000,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at September 30, 2006 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $310,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of September 30, 2006, the Company had fixed rate indebtedness totaling $490,897,000. If interest rates on the Company’s fixed rate debt instruments at September 30, 2006 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $26,000,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

During the three months ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The Company has no material updates to Item 1A. Risk Factors, as presented in the 2005 Annual Report of the Company on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

132,890 shares were acquired at a price of $38.70 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 29, 2006 dividend distribution. In addition, 66,100 shares were acquired in open market purchases at an average cost of $44.27 per share during the period August 11 through September 29, 2006.

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

SAUL CENTERS, INC.
(Registrant)

Date: November 9, 2006	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: November 9, 2006	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: November 9, 2006	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)