Form 10-K
period 2006-12-31
SAUL CENTERS INC
filed 2007-03-14
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The number of shares of Common Stock, $0.01 par value, outstanding as of March 9, 2007 was 17,450,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2006 was $404,857,000.

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

The following lists the properties developed and acquired by the Company since 2004. All of the following properties are operating shopping centers (“Shopping Centers”).

Name of Property	Location	Square Footage	Date of Acquisition/Development
Acquisitions
Boca Valley Plaza	Boca Raton, FL	121,000	2004
Countryside	Sterling, VA	142,000	2004
Cruse MarketPlace	Cumming, GA	79,000	2004
Briggs Chaney MarketPlace	Silver Spring, MD	197,000	2004
Palm Springs Center	Altamonte Springs, FL	126,000	2005
Jamestown Place	Altamonte Springs, FL	96,000	2005
Seabreeze Plaza	Palm Harbor, FL	147,000	2005
Smallwood Village Center	Waldorf, MD	198,000	2006
Hunt Club Corners	Apopka, FL	101,000	2006

Developments
Shops at Monocacy	Frederick, MD	109,000	2004
Broadlands Village Phase I	Ashburn, VA	107,000	2003
Broadlands Village Phase II	Ashburn, VA	30,000	2004
Kentlands Place	Gaithersburg, MD	41,000	2005
Broadlands Village Phase III	Ashburn, VA	22,000	2006
Lansdowne Town Center	Leesburg, VA	188,000	2006/7

As of December 31, 2006, the Company’s properties (the “Current Portfolio Properties”) consisted of 42 Shopping Centers, five predominantly office operating properties (the “Office Properties”) and four (non-operating) development properties.

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

The following diagram depicts the Company’s organizational and equity ownership structure, as of December 31, 2006.

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

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 2006 and 2005, the Company was involved in development and/or redevelopment of twelve of its operating properties. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

Management believes that attractive acquisition and development opportunities for investment in existing and new shopping center properties will continue to be available. Management believes that the Company will be well situated to take advantage of these opportunities because of its access to capital markets, as evidenced by; (1) the Company’s 2005 expansion and extension of its $150 million Revolving Credit Facility, recent years’ long-term fixed-rate mortgage financing activity and successful $100 million preferred stock offering in November 2003, (2) the Company’s ability to acquire properties or undeveloped land, either for cash or securities (including Operating Partnership interests in tax advantaged transactions), and (3) because of management’s experience in seeking out, identifying and evaluating potential acquisitions. In addition, management believes its shopping center expertise should permit it to optimize the performance of shopping centers once they have been acquired.

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

Capital Policies

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2006.

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

Employees

As of March 9, 2007, the Company employed approximately 60 persons, including six leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

A significant contributor to the Company’s recent growth in its shopping center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. Since 2002, the Company has acquired seven land parcels located in the Washington, DC metropolitan area and developed neighborhood shopping centers on four of the parcels. Pre-construction development activity is proceeding at two of the parcels. The final land parcel is expected to be a part of an assemblage of parcels held for future development of a neighborhood shopping center. Since 2002, eleven operating grocery-anchored neighborhood shopping center properties have been acquired, two of which have been redeveloped. Six of the Company’s operating centers owned prior to 2002 have been redeveloped. In summary, since year end 2002, the Company’s leasable area has grown by approximately 25% (1.6 million square feet), from 6.3 million square feet to over 7.9 million square feet.

2006/2005 Acquisitions, Developments and Redevelopments

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by the then newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company redeveloped in 2005. The reconfigured shopping center now totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, were approximately $22 million. The center was 93% leased at December 31, 2006.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The center was 100% leased at December 31, 2006. During the fourth quarter of 2005, the Company commenced construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Construction was substantially completed in June 2006. Development costs for this phase totaled approximately $7.5 million. All of the new space was leased and all tenants were in occupancy at December 31, 2006.

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building to provide additional restaurants and small shop service space at The Glen shopping center in Prince William County, Virginia. Construction of the expansion building was substantially completed in the fall of 2005, and development costs were approximately $4.1 million. The resulting 134,000 square foot Safeway anchored center was 98% leased at December 31, 2006.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 114,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 40,600 square foot retail/office property, comprised of 23,800 square feet of in-line retail space and 16,800 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, were approximately $8.5 million. The property was 100% leased at December 31, 2006 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon.

Briggs Chaney MarketPlace

In April 2004, the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 194,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 100% leased at December 31, 2006 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. During 2005, the Company completed interior construction to reconfigure a portion of space vacant at acquisition, totaling approximately 11,000 square feet of leasable area, and completed construction of a façade renovation of the shopping center. Redevelopment costs totaled approximately $1.9 million.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company received site plan approval from Prince William County during the third quarter of 2006 to develop approximately 125,000 square feet of retail space. Approvals for an additional 35,000 square feet of commercial space are expected to be received in 2007. During the third quarter of 2006, the Company commenced site work consisting primarily of clearing, grading and site utility construction. A lease has been executed with Chevy Chase Bank for a branch to be built on a pad site, with construction expected to be completed in mid-2007. The balance of the space is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida (metropolitan Orlando). The center was 100% leased at December 31, 2006 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1.5 million. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company has contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of an approximately 188,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Construction was substantially completed during the fourth quarter of 2006, with project costs expected to total approximately $41.5 million. The project was 85% leased as of December 31, 2006 and 45% of the space was in operation at that time

(approximately 85,000 square feet of retail space). The remaining retail space (65,000 square feet) is expected to be operational by spring 2007, while the second floor office space is expected to be fully operational by fall 2007 (38,000 square feet).

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida (metropolitan Orlando). The center was 100% leased at December 31, 2006 and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida (metropolitan Tampa). The center was 91% leased at December 31, 2006 and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center was 84% leased at December 31, 2006 and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The Company is planning and will seek permits for a capital improvement project to improve access to the center, reconfigure the center and upgrade the center’s façade. A construction timetable has yet to be established.

Ravenwood

In January 2006, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. Construction was substantially completed in June 2006. All of the new space was leased and substantially all of the tenants were in occupancy at December 31, 2006. Development costs totaled approximately $2.2 million.

Lexington Center

On September 29, 2005, the Company announced the resolution of a land use dispute at Lexington Mall, allowing increased flexibility in future development rights for its property. The Company and the land owner of the adjacent 16 acre site, have resolved a dispute arising from a reciprocal easement agreement governing land use between the two owners. The parties have now executed a new land use agreement which grants each other the flexibility to improve its property. The Company also reached an agreement with Dillard’s to terminate its lease, without consideration exchanged by either party. The Dillard’s store closed during October 2005. The departure of Dillard’s now leaves the mall vacant and combined with the new land use agreement, expands potential redevelopment options. The Company has engaged land planners and architects to prepare conceptual designs for the shopping center’s development and marketing to prospective retailers.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 94% leased at December 31, 2006 and was acquired for a purchase price of $11.1 million.

Ashburn Village-Phase V

The Company completed construction during the fourth quarter of 2006 of a 10,000 square foot shop space expansion to the Ashburn Village shopping center located in Loudoun County, Virginia. The space was 100% leased at December 31, 2006. Tenants are expected to commence operations during the first quarter of 2007. Development costs are projected to total approximately $2.2 million.

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

Westview Village

In January 2006, the Company contracted to purchase a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price is $5.0 million and the closing of this land purchase is subject to the seller’s completion of certain site work. Construction documents have been completed for development of an approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and expects to commence construction upon closing of the land acquisition in the summer of 2007.

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

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.9% of our total revenue for the year ended December 31, 2006. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

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

Influence of Officers, Directors and Significant Stockholders.

Two of our officers, Mr. Saul II and his son and our President, B. Francis Saul III, are members of The Saul Organization, and persons associated with The Saul Organization constitute four of the 12 members of our Board of Directors. In addition, as of December 31, 2006, Mr. Saul beneficially owned, for purposes of SEC reporting, 7,396,000 shares of our common stock representing 43.1% of our issued and outstanding shares of common stock. Mr. Saul also beneficially owned, as of December 31, 2006, 5,416,000 units of the Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As calculated under the articles of incorporation, Mr. Saul beneficially owns approximately 32.2% of our issued and outstanding equity securities.

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

Shared Services.

We share with The Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our audit committee, which is comprised solely of independent directors. Included in our general and administrative expenses for the year ended December 31, 2006 are charges totaling $3,963,000, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by The Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and The Saul Organization, we have not obtained a third party appraisal of the value of these services.

Related Party Rents.

Chevy Chase Bank leases space in 16 of the properties owned by us. The total rental income from Chevy Chase Bank for the year ended December 31, 2006 was $2,220,000, representing approximately 1.6% of our total revenue for such period. Although we believe that these leases have comparable terms to leases we have entered into with third-party tenants, the terms of these leases were not set as a result of arm’s-length negotiation. In addition, because Chevy Chase Bank is a member of The Saul Organization, we may be less inclined to take an action or the timing of any action could be influenced if there is a default. The terms of any lease with Chevy Chase Bank are approved in advance by our audit committee, which is comprised solely of independent directors.

In addition, the lease for our corporate headquarters, which commenced in March 2002, is with a member of The Saul Organization. The Company’s corporate headquarters lease is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payment for the year ended December 31, 2006 was $726,000. Although the Company believes that this lease has comparable terms to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

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

As of December 31, 2006, we had approximately $522.4 million of debt outstanding, $487.4 million of which was long-term fixed rate debt and was secured by 34 of our properties. The remaining $35.0 million of outstanding debt was borrowed under the revolving credit facility.

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

Our ability to meet some of the covenants in our debt, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by our tenants under their leases. In addition, our line of credit requires us and our subsidiaries to satisfy financial covenants. The material financial covenants require us, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $400 million plus 90% of our future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value (leverage ratio) to 60% or less;

•	limit the amount of debt so that interest expense coverage is not less than 2.1 to 1 on a trailing four quarter basis;

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage is not less than 1.55 to 1 on a trailing four quarter basis; and

•	limit the amount of variable rate debt and debt with initial loan terms of less than 5 years to no more than 40% of total debt.

As of December 31, 2006, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

Our economic performance and the value of our real estate assets, and, consequently, the value of our investments, are subject to the risk that if our properties do not generate revenue sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our stockholders will be adversely affected. As a real estate company, we are susceptible to the following real estate industry risks:

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

•

increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when circumstances such as market factors and competition cause a reduction in revenue from one or more properties, although real estate taxes typically do not increase upon a reduction in such revenue.

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

The revenue generated by our tenants could be negatively affected by various federal, state and local laws to which they are subject.

We and our tenants are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and state and local fire, life-safety and similar requirements that affect the use of the properties. The leases typically require that each tenant comply with all regulations. Failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties. Non-compliance of this sort could reduce our revenue from a tenant, could require us to pay penalties or fines relating to any non-compliance, and could adversely affect our ability to sell or lease a property.

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

The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our articles of incorporation restrict beneficial and constructive ownership (defined by reference to various Code provisions) to no more than 2.5% in value of our issued and outstanding equity securities by any single stockholder with the exception of members of The Saul Organization, who are restricted to beneficial and constructive ownership of no more than 39.9% in value of our issued and outstanding equity securities.

The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 2.5% or 39.9% in value of our issued and outstanding equity securities, by an individual or entity could cause that individual or entity (or another) to own constructively more than 2.5% or 39.9% in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the respective ownership limit.

The Board of Directors may waive these restrictions on a case-by-case basis. The Board has granted waivers to look-through entities, such as mutual funds, in which shares of equity stock owned by the entity are treated as owned proportionally by individuals who are the beneficial owners of the entity. Even though these entities owned stock in excess of the 2.5% ownership limit, no individual beneficially or constructively owned more than 2.5%. In addition, in September 1999, our Board of Directors agreed to waive the ownership limit with respect to Wells Fargo Bank, National Association and U.S. Bank National Association, the pledges of certain shares of our common stock and units issued by the Partnership and held by members of The Saul Organization.

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

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2006 that remain unresolved.

Item 2.	Properties

Overview

The Company is the owner and operator of a real estate portfolio composed of 47 operating properties totaling approximately 7,914,000 square feet of gross leasable area (“GLA”) and four development parcels as of December 31, 2006. The properties are located primarily in the Washington, DC/Baltimore metropolitan area. The portfolio is composed of 42 neighborhood and community Shopping Centers, and five predominantly Office Properties totaling approximately 6,708,000 and 1,206,000 square feet of GLA, respectively. A majority of the Shopping Centers are anchored by several major tenants. Twenty-eight of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.2% of the total gross leasable area. Only two retail tenants, Giant Food (4.9%), a tenant at nine Shopping Centers and Safeway (3.2%), a tenant at seven Shopping Centers and one office tenant, the United States Government (3.0%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2006.

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

The Shopping Centers (typically) are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2006 average estimated population within a one and three-mile radius of the Shopping Centers is approximately 16,000 and 100,000, respectively. The 2006 average household income within the one and three-mile radius of the Shopping Centers is approximately $91,100 and $95,300, respectively, compared to a national average of $71,100. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Centers range in size from 12,000 to 567,000 square feet of GLA, with six in excess of 300,000 square feet, and an average of approximately 159,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Twenty-eight of the 42 Shopping Centers are anchored by a grocery store.

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

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2006

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-06	Dec-05
Shopping Centers

Ashburn Village	Ashburn, VA	221,687	1994/00/01/02/06	26.4	99%	99%	Giant Food, Ruby Tuesday, Hallmark Cards

Beacon Center	Alexandria, VA	356,115	1972 (1993/99)	32.3	100%	98%	Lowe’s, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread

Belvedere	Baltimore, MD	54,941	1972	4.8	41%	98%	Family Dollar

Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	97%	91%	Publix, Wachovia Bank

Boulevard	Fairfax, VA	56,350	1994 (1999)	5.0	100%	100%	Panera Bread, Party City, Petco

Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	100%	98%	Safeway, Ross Dress For Less, Chuck E Cheese, Family Dollar

Broadlands Village I & II	Ashburn, VA	137,479	2003/4	18.5	100%	100%	Safeway, The Original Steakhouse and Sports Theatre, Bonefish Grill

Broadlands Village III	Ashburn, VA	22,255	2006	5.5	100%	N/A

Clarendon/Clarendon Station	Arlington, VA	11,808	1973/1996	0.6	70%	100%

Countryside	Sterling, VA	141,696	2004	16.0	96%	96%	Safeway, CVS Pharmacy

Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	97%	97%	Publix

Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%

French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	93%	94%	Burlington Coat Factory, Bed Bath & Beyond, Famous Footwear, Lakeshore Learning Center, BridesMart, Staples, Dollar Tree

Germantown	Germantown, MD	27,241	1992	2.7	92%	92%	Total Health Medical Center

Giant	Baltimore, MD	70,040	1972 (1990)	5.0	100%	100%	Giant Food

The Glen	Lake Ridge, VA	134,317	1994	14.7	98%	100%	Safeway Marketplace, The Original Steakhouse and Sports Theatre

Great Eastern	District Heights, MD	254,448	1972 (1995)	23.9	100%	99%	Giant Food, Pep Boys, Big Lots, Capital Sports Complex

Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	Safeway

Hunt Club Corners	Apopka, FL	101,454	2006	13.1	94%	N/A	Publix

Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	100%	N/A	Publix, Carrabas

Kentlands Square	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s, Chipotle

Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	100%	100%	Elizabeth Arden’s Red Door Salon, Bonefish Grill

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2006

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-06	Dec-05
Shopping Centers (continued)

Lansdowne Town Center	Leesburg, VA	188,346	2006	23.4	(A )	N/A	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joes

Leesburg Pike	Baileys Crossroads, VA	97,752	1966(1982/95)	9.4	100%	100%	Party Depot, CVS Pharmacy, FedEx Kinko’s, Hollywood Video

Lexington Pads	Lexington, KY	13,646	1974	4.1	100%	100%

Lumberton Plaza	Lumberton, NJ	193,044	1975(1992/96)	23.3	98%	99%	SuperFresh, Rite Aid, Ace Hardware

Shops at Monocacy	Frederick, MD	109,144	2004	13.0	100%	100%	Giant Food, Panera Bread

Olde Forte Village	Ft. Washington, MD	143,062	2003	16.0	93%	90%	Safeway

Olney	Olney, MD	53,765	1975(1990)	3.7	97%	97%	Rite Aid

Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	100%	100%	Albertson’s, Office Depot, Mimi’s Cafe, Toojay’s Deli

Ravenwood	Baltimore, MD	93,328	1972	8.0	100%	97%	Giant Food, Hollywood Video

Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	91%	N/A	Publix, Palm Harbor Health Food, World Gym

Seven Corners	Falls Church, VA	567,291	1973 (1994-7)	31.6	100%	100%	The Home Depot, Shoppers Club, Michaels, Barnes & Noble, Ross Dress For Less, G Street Fabrics, Off-Broadway Shoes, The Room Store, Dress Barn

Shops at Fairfax	Fairfax, VA	68,743	1975(1993/99)	6.7	100%	100%	Super H Mart

Smallwood Village Center	Waldorf, MD	197,861	2006	25.1	84%	N/A	Safeway, CVS

Southdale	Glen Burnie, MD	484,115	1972(1986)	39.6	100%	99%	Giant Food, The Home Depot, Circuit City, Michaels, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse

Southside Plaza	Richmond, VA	373,651	1972	32.8	96%	95%	Farmers Foods, Maxway, Citi Trends, City of Richmond

South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	95%	90%	Pep Boys, Maxway, Consolidated Stores

Thruway	Winston-Salem, NC	354,726	1972(1997)	30.5	93%	93%	Harris Teeter, Fresh Market, Borders Books, Bed Bath & Beyond, Stein Mart, Eckerd, JoS. A Banks, Bonefish Grill, Chico’s, Ann Taylor, New Balance, Aveda Salon, Christies Hallmark

Village Center	Centreville, VA	143,109	1990	17.2	97%	99%	Giant Food, Tuesday Morning, Blockbuster

West Park	Oklahoma City, OK	76,610	1975	11.2	19%	54%	Family Dollar

White Oak	Silver Spring, MD	480,156	1972(1993)	28.5	100%	100%	Giant Food, Sears, Rite Aid

	Total Shopping Centers	6,708,344		629.1	96.1%	97.2%

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2006

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased		Anchor /Significant Tenants
					Dec-06	Dec-05
Office Properties

Avenel Business Park	Gaithersburg, MD	390,579	1981-2000	37.1	99%	97%	General Services Administration, VIRxSYS, Broadsoft, Quanta Systems, SeraCare Life Sciences, Panacos Pharmaceutical

Crosstown Business Center	Tulsa, OK	197,135	1975(2000)	22.4	88%	90%	Compass Group, Roxtec, Outdoor Innovations, Auto Panels Plus, Gofit, Freedom Express

601 Pennsylvania Ave.	Washington, DC	226,604	1973(1986)	1.0	100%	100%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Pharmaceutical Care Management Assn., Freedom Forum, Capital Grille

Van Ness Square	Washington, DC	156,493	1973(1990)	1.2	97%	95%	Team Video Intl, Office Depot, Pier 1

Washington Square	Alexandria, VA	235,042	1975(2000)	2.0	100%	99%	Vanderweil Engineering, World Wide Retail Exchange, EarthTech, Thales, Cooper Carry, Bank of America, Trader Joe’s, Kinko’s, Talbot’s, Blockbuster

	Total Office Properties	1,205,853		63.7	97.3%	96.6%

	Total Portfolio	7,914,197		692.8	96.3%	97.1%

Development Parcels

Clarendon Center	Arlington, VA		2002	1.3	Obtained zoning approvals from Arlington County, June 2006. Architects and engineers drafting construction documents.
Ashland Square	Dumfries, VA		2004	19.3	Site plan approval received from Prince William County for 125,000 SF shopping center development. Site work commenced during the 3rd quarter 2006.
Lexington Center	Lexington, KY		1974	26.0	Subsequent to the execution of a new land use agreement, redevelopment commenced for approximately 26 of the property’s 30 acres in September 2005, with site planning and conceptual designs underway.
New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland.

	Total Development Properties			82.1

(A)	Lansdowne Town Center was 85% leased at December 31, 2006, but only 45% of the space was in operation at year end.

Item 3.	Legal Proceedings

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

Market Information

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the shares of common stock as reported by the New York Stock Exchange for each quarter of 2006 and 2005 were as follows:

Period	Share Price
	High	Low
October 1, 2006 – December 31, 2006	$56.99	$44.99
July 1, 2006 – September 30, 2006	$45.55	$38.37
April 1, 2006 – June 30, 2006	$42.35	$35.67
January 1, 2006 – March 31, 2006	$43.96	$36.04

October 1, 2005 – December 31, 2005	$38.46	$33.82
July 1, 2005 – September 30, 2005	$39.48	$35.10
April 1, 2005 – June 30, 2005	$36.41	$31.80
January 1, 2005 – March 31, 2005	$37.25	$32.00

On March 9, 2007, the closing price was $60.25.

Holders

The approximate number of holders of record of the common stock was 300 as of March 9, 2007.

Dividends and Distributions

Under the Code, REIT’s are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2006 and 2005. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $37,611,000 in 2006 and $34,887,000 in 2005. Distributions to preferred stockholders were $8,000,000 in both 2006 and 2005. See Notes to Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

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

The Company paid four quarterly distributions totaling $1.68, $1.60 and $1.56, per common share during each of the years ended December 31, 2006, 2005 and 2004, respectively. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. The Company has determined that 86.0% of the total $1.68 per common share paid in calendar year 2006 represents currently taxable dividend income to the stockholders, while the balance of 14.0% is considered return of capital. The Company has determined that for the $1.60 per common share dividend paid in 2005, 95.0% was taxable dividend income and 5.0% was considered return of capital and for the $1.56 per common share dividend paid in 2004, 80.0% was taxable dividend income and 20.0% was considered return of capital. No assurance can be given regarding what portion, if any, of distributions in 2007 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are considered ordinary dividend income.

Issuer Repurchases of Equity Securities

Through participation in the Company’s Dividend Reinvestment Plan, B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and B. F. Saul Real Estate Investment Trust, B.F. Saul Company and Van Ness Square Corporation, for each of which Mr. Saul II is either President or Chairman; B.F. Saul Property Company and Dearborn, L.L.C., which are wholly-owned subsidiaries of B. F. Saul Company and B. F. Saul Real Estate Investment Trust, respectively; and the B. F. Saul Company Employees’ Profit Sharing Retirement Trust acquired an aggregate of 105,199 shares at a weighted average price of $47.14 per share, for the October 31, 2006 dividend distribution. In addition, 162,200 shares were acquired in open market purchases at a weighted average price of $55.24 per share during the fourth quarter of 2006 (November 9 through December 29). For the year ended December 31, 2006, Mr. Saul II and The Saul Organization acquired an aggregate of 269,269 shares at a weighted average price of $41.88 per share, by reinvesting dividends. In addition, 264,100 shares were acquired in open market purchases at a weighted average price of $50.08 per share for the year ended December 31, 2006.

Performance Graph

Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The graph compares the cumulative total stockholder return of the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on January 1, 2002.

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

Saul Centers, Inc.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Total revenue	$137,978	$127,015	$112,842	$97,884	$93,963

Operating expenses	97,505	89,990	79,135	70,738	67,753

Operating income	40,473	37,025	33,707	27,146	26,210
Non-operating income (loss)
Gain on sale of property	—	—	572	182	1,426

Income before minority interests	40,473	37,025	34,279	27,328	27,636
Minority interests	(7,793)	(7,798)	(8,105)	(8,086)	(8,070)

Net income	32,680	29,227	26,174	19,242	19,566
Preferred dividends	(8,000)	(8,000)	(8,000)	(1,244)	—

Net income available to common stockholders	$24,680	$21,227	$18,174	$17,998	$19,566

Per Share Data (diluted):
Net income available to common stockholders	$1.43	$1.27	$1.12	$1.15	$1.31

Basic and Diluted Shares Outstanding
Weighted average common shares - basic	17,075	16,663	16,154	15,591	14,865
Effect of dilutive options	158	107	57	17	22

Weighted average common shares - diluted	17,233	16,770	16,211	15,608	14,887

Weighted average convertible limited partnership units	5,395	5,233	5,194	5,182	5,172

Weighted average common shares and fully converted limited partnership units - diluted	22,628	22,003	21,405	20,790	20,059

Dividends Paid:
Cash dividends to common stockholders (1)	$28,579	$26,542	$25,061	$24,171	$23,030

Cash dividends per share	$1.68	$1.60	$1.56	$1.56	$1.56

Balance Sheet Data:
Real Estate Investments
(net of accumulated depreciation)	$627,651	$567,417	$501,388	$387,292	$353,628

Total assets	700,537	631,469	583,396	471,616	388,687

Total debt, including accrued interest	525,125	484,902	455,925	359,051	382,619

Preferred stock	100,000	100,000	100,000	100,000	—

Total stockholders’ equity (deficit)	132,091	111,414	100,964	92,643	(13,267)

Other Data
Cash flow provided by (used in):
Operating activities	$62,174	$58,401	$50,686	$37,716	$36,369
Investing activities	$(65,699)	$(73,805)	$(113,467)	$(49,121)	$(40,169)
Financing activities	$3,579	$(10,150)	$51,098	$55,340	$3,304

Funds from operations (2)
Net income	$32,680	$29,227	$26,174	$19,242	$19,566
Minority Interests	7,793	7,798	8,105	8,086	8,070
Real estate depreciation and amortization	25,648	24,197	21,324	17,838	17,821
Gain on sale of property	—	—	(572)	(182)	(1,426)

Funds from operations	66,121	61,222	55,031	44,984	44,031
Preferred dividends	(8,000)	(8,000)	(8,000)	(1,244)	—

Funds from operations available to common shareholders	$58,121	$53,222	$47,031	$43,740	$44,031

(1)	For the years 2006, 2005, 2004, 2003 and 2002, shareholders reinvested $14,842, $15,330, $13,774, $13,349 and $12,882, in newly issued common stock by operation of the Company’s dividend reinvestment plan, respectively.
(2)	Funds From Operations (FFO) is a non-GAAP financial measure. For a definition of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 37, discusses the Company’s results of operations for the past two years. Beginning on page 42, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 49, the Company discusses funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto appearing in Item 8 of this report. Historical results set forth in Selected Financial Information, the Financial Statements and Supplemental Data included in Item 6 and Item 8 and this section should not be taken as indicative of the Company’s future operations.

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

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area. In addition to investing in properties in the Washington, DC/Baltimore metropolitan area, during 2004, 2005 and 2006, the Company also acquired five grocery-anchored neighborhood shopping centers in Florida, totaling 592,000 square feet and another grocery-anchored neighborhood shopping center in Georgia totaling 79,000 square feet.

Critical Accounting Policies

The Company’s accounting policies are in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Company’s financial statements and the reported amounts of revenue and expenses during the reporting periods. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. Below is a discussion of accounting policies which the Company considers critical in that they may require judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which the Company considers significant, including further discussion of the critical accounting policies described below, can be found in the notes to the Consolidated Financial Statements.

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

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company assesses an impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount or projected carrying amount of that property. If such carrying amount is greater than the estimated projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint.

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

Results of Operations

Revenue
(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2006	2005	2004	2006 to 2005	2005 to 2004
Base rent	$110,121	$99,448	$91,125	10.7%	9.1%

Expense recoveries	22,636	20,027	16,712	13.0%	19.8%

Percentage rent	1,767	2,057	1,635	-14.1%	25.8%

Other	3,454	5,483	3,370	-37.0%	62.7%

Total revenue	$137,978	$127,015	$112,842	8.6%	12.6%

Total revenue increased 8.6% for the 2006 year compared to 2005 primarily due to (1) the contribution of operating revenue from two development properties (Broadlands Village III and Lansdowne Town Center) and two acquisition properties (Smallwood Village Center and Hunt Club Corners) placed in service during 2006 and four operating properties developed or acquired during 2005, (Kentlands Place, Palm Springs, Jamestown Place and Seabreeze Plaza) together defined as the “2006/2005 Development and Acquisition Properties” whose operating results are included in 2006’s operating income but not fully in the previous year’s results, which was offset in part by (2) the payment related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall included in 2005 other revenue. The 2006/2005 Development and Acquisition Properties contributed $8,184,000 or 74.7% of the increase in revenue. The increase in revenue from 2005 to 2006 was offset by the net payment related to the resolution of the Lexington Mall land use dispute of $1,801,000 included in 2005 revenue (-16.4% of the change in revenue). Also contributing to the 2006 revenue increase were rents earned at the Company’s Great Eastern Plaza, Shops at Monocacy, The Glen (impacted by a 22,000 square foot expansion completed November 2005) and Southside Plaza shopping centers, which provided increased revenue of $736,000 or 6.7%, $691,000 or 6.3%, $562,000 or 5.1% and $493,000 or 4.5%, respectively.

Total revenue increased 12.6% for the 2005 year compared to 2004 primarily due to (1) the contribution of operating revenue from three development properties (Shops at Monocacy, Kentlands Place and Broadlands Village II) and three acquisition properties (Palm Springs, Jamestown Place and Seabreeze Plaza) placed in service during 2005 and four operating properties acquired during the first half of 2004, (Boca Valley Plaza, Countryside, Cruse MarketPlace and Briggs Chaney MarketPlace) together defined as the “2005/2004 Development and Acquisition Properties” whose operating results are included in 2005’s operating income but not fully in the previous year’s results and (2) the payment related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall. The 2005/2004 Development and Acquisition Properties contributed $8,414,000 or 59.4% of the increase in revenue. The net payment related to the resolution of the Lexington Mall land use dispute contributed $1,801,000 or 12.7% of the increase in revenue. 601 Pennsylvania Avenue also contributed $768,000 or 5.4% of the increase due to both a collection of a lease termination fee and increased rental income because all of its rentable area was producing rent during 2005 while a portion of the area was being prepared for occupancy during the 2004. Also contributing to the 2005 revenue increase were rents earned at the Company’s Thruway (resulting from a 15,725 square foot expansion completed in April 2004), The Glen (impacted by a 22,000 square foot expansion completed November 2005) and Southdale shopping centers, which provided increased revenue of $533,000 or 3.8%, $392,000 or 2.8% and $376,000 or 2.7%, respectively. A discussion of the components of revenue follows.

Base rent

The $10,673,000 increase in base rent for 2006 versus 2005 was primarily attributable (58.4% or approximately $6,229,000) to leases in effect at the 2006/2005 Development and Acquisition Properties. Base rent was also increased by (1) the maturation of 2004 development property, Shops at Monocacy (5.4% or approximately $577,000), (2) 22,000 square feet of new space placed in service at The Glen during 2005 (4.9% or approximately $524,000) and (3) improved leasing at Southside Plaza (4.8% or approximately $507,000). New leases at higher base rental rates than the predecessor leases at certain other properties accounted for the balance of the increase.

The $8,323,000 increase in base rent for 2005 versus 2004 was primarily attributable (76.4% or approximately $6,362,000) to leases in effect at the 2005/2004 Development and Acquisition Properties. Thruway also contributed to the increase in base rent (5.3% or approximately $437,000). Rent increases associated with new leasing activity at other properties substantially accounted for the balance of the increase.

Expense recoveries

Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the $2,609,000 increase in expense recovery income from 2005 to 2006 was contributed by the 2006/2005 Development and Acquisition Properties (65.4% or approximately $1,707,000). Increased expense recovery income was provided by the leasing of a large space at Great Eastern Plaza, which was not contributing expense recovery income in 2005 (10.2% or approximately $265,000). Increased real estate taxes, insurance, repairs and utilities expenses at several of the Company’s other properties were incurred and recovered from tenants.

The majority of the $3,315,000 increase in expense recovery income from 2004 to 2005 was contributed by the 2005/2004 Development and Acquisition Properties (58.8% or approximately $1,948,000). Increased operating expenses recovered from tenants in the office portfolio (19.3% or approximately $640,000) contributed toward the 2005 increase. Increased real estate taxes, insurance, repairs and utilities expenses at several of the Company’s other properties were incurred and recovered from tenants.

Percentage rent

Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent decreased $290,000 in 2006 versus 2005 primarily as a result of two tenants renewing leases at Leesburg Pike (88.3% or approximately $256,000) and Southdale (36.6% or approximately $106,000) at higher base rents in lieu of percentage rents and timing differences in the submission of sales reports used to calculate percentage rent by a restaurant tenant at 601 Pennsylvania Avenue (37.6% or approximately $109,000). Percentage rental income was positively impacted by new tenants in the 2006/2005 Development and Acquisition Properties (73.4% or approximately $213,000).

The majority of the $422,000 increase in percentage rents from 2004 to 2005 resulted from improved sales reported by a restaurant tenant at 601 Pennsylvania Avenue (53.3% or approximately $225,000). Additionally, 2005 percentage rent was positively impacted by two tenants at Southdale, one paying percentage rent for the first time and the other reporting improved sales (together, 18.7% or approximately $79,000). Smaller percentage rent increases were recognized at several of the Company’s properties due to increased sales reported by selected tenants at those properties.

Other revenue

Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue decreased $2,029,000 during 2006 versus 2005 as a result of $1,801,000 (88.8 % of decrease) related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall and decreased interest income from short-term investments (16.1% or $327,000). Other revenue was also impacted by the collection of a lease termination fee and settlement of a rent dispute in 2005 with two former tenants at 601 Pennsylvania Avenue (12.9% or $262,000), the negative impact of which was more than offset by increased parking revenue in the office portfolio (16.6% or $336,000), primarily at 601 Pennsylvania Avenue where parking revenues increased compared to the prior year, when spaces were temporarily placed out of service during scheduled maintenance.

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

Operating expenses
(Dollars in thousands)
	For the year ended December 31,			Percentage Change
	2006	2005	2004	2006 to 2005	2005 to 2004

Property operating expenses	$16,278	$14,724	$12,070	10.6%	22.0%

Provision for credit losses	400	237	488	68.8%	-51.4%

Real estate taxes	12,503	11,040	9,789	13.3%	12.8%

Interest expense and amortization of deferred debt	32,534	30,207	27,022	7.7%	11.8%

Depreciation and amortization	25,648	24,197	21,324	6.0%	13.5%

General and administrative	10,142	9,585	8,442	5.8%	13.5%

Total operating expenses	$97,505	$89,990	$79,135	8.4%	13.7%

Property operating expenses

Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The $1,554,000 increase in 2006 versus 2005 property operating expenses was caused primarily by the operation of the 2006/2005 Development and Acquisition Properties (90.3% or approximately $1,403,000). Property operating expenses increased an average of 1.1% at the Company’s remaining properties compared to the prior year period.

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

Provision for credit losses

The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses increased $163,000 for 2006 versus 2005 due primarily to the absence of significant credit losses experienced during 2005. The provision for credit losses is less than three tenths of one percent (0.3%) of total revenue for each period, a reflection of the relative credit quality of the Company’s tenants.

The provision for credit losses decreased $251,000 for 2005 versus 2004 due primarily to the absence of significant credit losses experienced during 2005 at Great Eastern Plaza ($155,000) and Leesburg Pike ($113,000).

Real estate taxes

The $1,463,000 increase in real estate taxes for 2006 versus 2005 was impacted by the 2006/2005 Development and Acquisition Properties (67.0% or approximately $980,000). In addition, several of the Company’s properties received increases in assessed values during 2006, primarily properties located in the Metropolitan Washington, DC area.

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

Interest and amortization of deferred debt

Interest expense increased $2,399,000 and Deferred debt cost amortization decreased $72,000 in 2006 versus 2005. Interest expense increased due to new borrowings, as the Company placed permanent 15-year fixed rate mortgages on selected 2006/2005 Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $51,000,000 resulted from financing selected 2006/2005 Development and Acquisition Properties and construction in progress (approximately $3,538,000 increase in interest expense). Offsetting the increase in interest expense was (1) an approximately 13 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $638,000 decrease in interest expense), (2) interest capitalized as a cost of construction and development projects during 2006 compared to 2005 in the amount of $3,673,000 and $3,258,000, respectively ($415,000 decrease in interest expense) and (3) the inclusion in 2005 interest expense of a $92,000 prepayment premium on the refinancing of a mortgage loan in order to obtain a new 15-year loan at a lower interest rate. Deferred debt cost amortization expense was $1,089,000 and $1,161,000, for the 2006 and 2005 periods, respectively. The decreased expense ($72,000) resulted primarily from the early write-off of unamortized costs incident to the refinancing of the Company’s revolving credit facility during the 2005.

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

Depreciation and amortization

The $1,451,000 increase in depreciation and amortization expense resulted primarily from the 2006/2005 Development and Acquisition Properties placed in service during 2006 and 2005.

The $2,873,000 increase in depreciation and amortization expense resulted primarily from the acceleration of depreciation expense during 2005 related to the shortened useful life of vacant buildings at Lexington Mall, exclusive of the Dillard’s space, resulting from the resolution of a land use dispute with an adjacent property owner and the resulting determination by management to take the building out of service and redevelop the shopping center (52.7% or $1,515,000). The balance of the increase in depreciation and amortization expense resulted primarily from the 2005/2004 Development and Acquisition Properties placed in service during 2005 and 2004. The remaining approximately $1,500,000 of net book value attributable to the Dillard’s building, which was taken out of service effective October 31, 2005 upon termination of Dillard’s lease. The Company is pursuing either leasing opportunities for the existing space or potentially demolishing the building in conjunction with the overall redevelopment of the rest of the property which will determine the remaining depreciable life of the building. The ultimate plan for this site and the treatment of the remaining capitalized costs is expected to be made by management when an anchor tenant(s) and resulting final development plan is identified.

General and administrative

General and administrative expenses consists of payroll, administrative and other overhead expenses. The $557,000 increase in general and administrative expenses for 2006 versus 2005 was attributable primarily to increased local and state taxes (52.2% or approximately $291,000), increased corporate expenses related to the 2006 annual meeting of shareholders and other legal expenses related to property acquisitions (58.7% or approximately $327,000) and the increased expense of employee health and retirement benefits (32.5% or approximately $181,000). Also contributing to the increase in general and administrative expenses was an increase in non-cash expense related to the issue of options to the Company’s officers and directors (15.4% or approximately $86,000). The impact of the expense increases was offset in part by the write-off of abandoned Lexington Mall development costs in the 2005 Period (44.2% or $246,000).

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

Gain on Sale of Property

The Company recognized a gain on the sale of real estate of $572,000 in 2004. There were no property dispositions in 2006 and 2005. The 2004 gain resulted from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center.

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

Liquidity and Capital Resources

Cash and cash equivalents were $8,061,000 and $8,007,000 at December 31, 2006 and 2005, respectively. The changes in cash and cash equivalents during the years ended December 31, 2006 and 2005 were attributable to operating, investing and financing activities, as described below.

(Dollars in thousands)	Year Ended December 31,
	2006	2005
Cash provided by operating activities	$62,174	$58,674
Cash used in investing activities	(65,699)	(73,805)
Cash provided (used) by financing activities	3,579	(10,423)

Increase (decrease) in cash	$54	$(25,554)

Operating Activities

Cash provided by operating activities increased $3,500,000 to $62,174,000 for the year ended December 31, 2006 compared to $58,674,000 for the year ended December 31, 2005 primarily reflecting increased operating income of the 2006/2005 Development and Acquisition Properties. Cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities decreased $8,106,000 to $65,699,000 for the year ended December 31, 2006 compared to $73,805,000 for the year ended December 31, 2005 and primarily reflects the acquisition of properties (Smallwood Village Center and Hunt Club Corners in 2006 and Palm Springs Center, Jamestown Place and Seabreeze Plaza and land parcels at Lansdowne Town Center and New Market in 2005), the construction of new shopping center properties (Lansdowne Town Center, Broadlands Village III as well as the Ravenwood and Ashburn Village expansions in 2006 and The Glen expansion in 2005), construction in progress, tenant improvements and property capital expenditures throughout the portfolio. Tenant improvement and property capital expenditures totaled $10,145,000 and $9,175,000, for 2006 and 2005, respectively.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2006 was $3,579,000 and cash used by financing activities for the year ended December 31, 2005 was $10,423,000. Cash provided by financing activities for the year ended December 31, 2006 primarily reflects:

•	amounts borrowed from the revolving credit facility totaling $31,000,000;

•	proceeds received from two new mortgage notes payable totaling $17,500,000; and

•

$21,054,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

which was partially offset by:

•	the scheduled repayment (amortization) of mortgage notes payable totaling $13,322,000;

•	the partial repayments of the revolving credit facility totaling $6,500,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $37,611,000;

•	distributions made to preferred stockholders during the year totaling $8,000,000; and

•	payments of $542,000 for financing costs of two new mortgage loans during 2006.

Cash used by financing activities for the year ended December 31, 2005 primarily reflects:

•	the repayment of borrowings on mortgage notes payable totaling $20,794,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $34,887,000;

•	distributions made to preferred stockholders during the year totaling $8,000,000; and

•	payments of $2,025,000 for financing costs of the revolving credit facility and two mortgage loans during 2005.

which was partially offset by:

•	$25,500,000 of proceeds received from mortgage notes payable incurred during the year;

•	amounts borrowed from the revolving credit facility totaling $10,500,000; and

•

$19,283,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

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

Contractual Payment Obligations

As of December 31, 2006, the Company had unfunded contractual payment obligations of approximately $42.7 million, excluding operating obligations, due within the next 12 months. The table below specifies the total contractual payment obligations as of December 31, 2006.

(Dollars in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$522,443	$14,423	$67,136	$99,412	$341,472
Operating Leases (1)	11,428	164	329	342	10,593
Corporate Headquarters Lease (1)	3,991	726	1,518	1,610	137
Development Obligations	7,224	7,224	—	—	—
Contracts to acquire land (2)	20,170	20,170	—	—	—

Total Contractual Cash Obligations	$565,256	$42,707	$68,983	$101,364	$352,202

(1)	See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees, employed by each of the parties to the lease, fluctuate.
(2)	As of December 31, 2006, the Company had executed several contracts to acquire land for future retail development (see Acquisitions, Redevelopments and Renovations for a discussion of one of these projects-Westview Village). All purchases are subject to the sellers’ performance of certain specific closing requirements. Amounts are scheduled net of good faith deposits totaling $1,330.

Management believes that the Company’s capital resources, which at December 31, 2006 included cash balances of $8.1 million and borrowing availability of $113.4 million on its revolving line of credit ($50.4 million for general corporate use and $63.0 million for qualified future acquisitions), will be sufficient to meet its liquidity needs for the foreseeable future.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 358,563 and 455,494 shares under the Plan at a weighted average discounted price of $41.43 and $33.66 per share during the years ended December 31, 2006 and 2005, respectively.

Additionally, the Operating Partnership issued 106,157 and 110,910 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $37.69 and $35.15 per unit during the years ended December 31, 2006 and 2005, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2006.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable. The following is a summary of notes payable as of December 31, 2006 and 2005:

Notes Payable	December 31,			Interest Rate *	Scheduled Maturity *
(Dollars in thousands)	2006		2005
Fixed rate mortgages:	$87,307	(a)	$91,203	8.00%	Dec-2011
	123,130	(b)	126,637	7.67%	Oct-2012
	11,188	(c)	—	6.12%	Jan-2013
	31,155	(d)	32,185	7.88%	Jan-2013
	8,331	(e)	8,520	5.77%	Jul-2013
	13,253	(f)	13,554	5.28%	May-2014
	12,337	(g)	12,712	8.33%	Jun-2015
	39,886	(h)	40,627	6.01%	Feb-2018
	45,516	(i)	46,479	5.88%	Jan-2019
	14,726	(j)	15,040	5.76%	May-2019
	20,338	(k)	20,774	5.62%	Jul-2019
	20,100	(l)	20,514	5.79%	Sep-2019
	18,015	(m)	18,407	5.22%	Jan-2020
	12,723	(n)	12,901	5.60%	May-2020
	12,125	(o)	12,378	5.30%	Jun-2020
	10,341	(p)	—	5.81%	Feb-2021
	6,972	(q)	—	6.01%	Aug-2021

Total fixed rate	487,443		471,931	6.84%	8.5 Years

Variable rate loan:
Revolving credit facility	35,000	(r)	10,500	LIBOR + 1.5%	Jan-2008

Total variable rate	35,000		10,500	6.85%	1.1 Years

Total notes payable	$522,443		$482,431	6.84%	8.0 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2006. Totals computed using weighted averages.
(a)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a final payment of $63,153,000 at loan maturity. Principal of $3,896,000 was amortized during 2006.
(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $3,507,000 was amortized during 2006.

(c)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30 year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $146,000 was amortized during 2006.
(d)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,030,000 was amortized during 2006.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $189,000 was amortized during 2006.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $84,000 based upon a 25-year amortization schedule and a final payment of $10,531,000 at loan maturity. Principal of $301,000 was amortized during 2006.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22-year amortization schedule and a final payment of $7,630,000 at loan maturity. Principal of $375,000 was amortized during 2006.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $741,000 was amortized during 2006.
(i)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by three shopping centers, Broadlands Village (Phases I, II & III), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $963,000 was amortized during 2006.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $314,000 was amortized during 2006.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $436,000 was amortized during 2006.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $414,000 was amortized during 2006.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $392,000 was amortized during 2006.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $178,000 was amortized during 2006.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $253,000 was amortized during 2006.
(p)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $159,000 was amortized during 2006.

(q)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $28,000 was amortized during 2006.
(r)	The loan is an unsecured revolving credit facility totaling $150,000,000. Loan availability for working capital and general corporate uses is determined by operating income from the Company’s unencumbered properties, with a portion available only for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.40% to 1.625% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month.

The December 31, 2006 and 2005 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $508,236,000 and $467,015,000, respectively. Notes payable at December 31, 2006 and 2005, totaling $189,285,000 and $169,322,000, respectively, are guaranteed by members of The Saul Organization. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2006, the material covenants required the Company, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $400 million plus 90% of our future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value (leverage ratio) to less than 60%;

•	limit the amount of debt so that interest coverage will exceed 2.1 to 1 on a trailing four quarter basis;

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.55 to 1; and

•	limit the amount of variable rate debt and debt with initial loan terms of less than 5 years to no more than 40% of total debt.

As of December 31, 2006, the Company was in compliance with all such covenants.

2006 Financing Activity

The Company obtained two new fixed-rate, non-recourse financings during the first quarter of 2006. On January 10, 2006, the Company closed on a new fixed-rate mortgage financing in the amount of $10,500,000, secured by Jamestown Place, acquired in November 2005. The loan matures February 2021, requires equal monthly principal and interest payments of $66,000, based upon a 5.81% interest rate and 25-year principal amortization, and requires a final payment of $6,102,000 at maturity. On January 27, 2006, the Company assumed the obligation of a secured mortgage obligation in conjunction with the acquisition of Smallwood Village Center. The outstanding balance on the loan was $11,334,000 at settlement. The loan matures January 2013, requires equal monthly principal and interest payments of $71,000, based upon a 6.12% interest rate and 30-year principal amortization, and requires a final payment of $10,071,000 at maturity. The Company also obtained a new fixed-rate, non-recourse financing on July 12, 2006 when it closed on a new fixed-rate mortgage financing in the amount of $7,000,000, secured by Hunt Club Corners, acquired June 1, 2006. The loan matures August 11, 2021, requires equal monthly principal and interest payments of $42,000, based upon a 6.01% interest rate and 30-year principal amortization, and requires a final payment of $5,018,000 at maturity.

In December 2005, the Company entered into a rate lock agreement and made application for a 15-year, $40,000,000 fixed-rate mortgage loan to be collateralized by Lansdowne Town Center. The loan application was approved as a commitment in March 2006. The rate lock agreement set the interest rate at 5.62%, contingent upon meeting certain construction and leasing criteria prior to loan funding, projected to occur during the 2007 first quarter. The Company paid a loan deposit fee of $850,000 which is refundable at closing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

In 2006, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $58,121,000 representing a 9.2% increase over 2005 FFO available to common shareholders of $53,222,000. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

(Dollars in thousands)	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Net income	$32,680	$29,227	$26,174	$19,242	$19,566
Subtract:
Gain on sale of property	—	—	(572)	(182)	(1,426)
Add:
Minority interests	7,793	7,798	8,105	8,086	8,070
Real estate depreciation and amortization	25,648	24,197	21,324	17,838	17,821

FFO	66,121	61,222	55,031	44,984	44,031
Preferred dividends	(8,000)	(8,000)	(8,000)	(1,244)	—

FFO available to common shareholders	$58,121	$53,222	$47,031	$43,740	$44,031

Average shares and units used to compute FFO per share	22,628	22,003	21,405	20,790	20,059

[1]

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

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village, Thruway, The Glen, Ravenwood and Lansdowne Town Center. The following describes the acquisitions, redevelopments and renovations which affected the Company’s financial position and results of operations in 2006 and 2005.

Olde Forte Village

In July 2003, the Company acquired Olde Forte Village, a 161,000 square foot neighborhood shopping center located in Fort Washington, Maryland. The center is anchored by the then newly constructed 58,000 square foot Safeway supermarket which opened in March 2003, relocating from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space, which the Company redeveloped in 2005. The reconfigured shopping center now totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, were approximately $22 million. The center was 93% leased at December 31, 2006.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The center was 100% leased at December 31, 2006. During the fourth quarter of 2005, the Company commenced construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Construction was substantially completed in June 2006. Development costs for this phase totaled approximately $7.5 million. All of the new space was leased and all tenants were in occupancy at December 31, 2006.

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building to provide additional restaurants and small shop service space at The Glen shopping center in Prince William County, Virginia. Construction of the expansion building was substantially completed in the fall of 2005, and development costs were approximately $4.1 million. The resulting 134,000 square foot Safeway anchored center was 98% leased at December 31, 2006.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 114,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 40,600 square foot retail/office property, comprised of 23,800 square feet of in-line retail space and 16,800 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, were approximately $8.5 million. The property was 100% leased at December 31, 2006 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon.

Briggs Chaney MarketPlace

In April 2004, the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 194,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 100% leased at December 31, 2006 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. During 2005, the Company completed interior construction to reconfigure a portion of space vacant at acquisition, totaling approximately 11,000 square feet of leasable area, and completed construction of a façade renovation of the shopping center. Redevelopment costs totaled approximately $1.9 million.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company received site plan approval from Prince William County during the third quarter of 2006 to develop approximately 125,000 square feet of retail space. Approvals for an additional 35,000 square feet of commercial space are expected to be received in 2007. During the third quarter of 2006, the Company commenced site work consisting primarily of clearing, grading and site utility construction. A lease has been executed with Chevy Chase Bank for a branch to be built on a pad site, with construction expected to be completed in mid-2007. The balance of the space is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida (metropolitan Orlando). The center was 100% leased at December 31, 2006 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1.5 million. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company has contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of an approximately 188,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Construction was substantially completed during the fourth quarter of 2006, with project costs expected to total approximately $41.5 million. The project was 85% leased as of December 31, 2006 and 45% of the space was in operation at that time (approximately 85,000 square feet of retail space). The remaining retail space (65,000 square feet) is expected to be operational by spring 2007, while the second floor office space is expected to be fully operational by fall 2007 (38,000 square feet).

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida (metropolitan Orlando). The center was 100% leased at December 31, 2006 and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida (metropolitan Tampa). The center was 91% leased at December 31, 2006 and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center was 84% leased at December 31, 2006 and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The Company is planning and will seek permits for a capital improvement project to improve access to the center, reconfigure the center and upgrade the center’s façade. A construction timetable has yet to be established.

Ravenwood

In January 2006, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. Construction was substantially completed in June 2006. All of the new space was leased and substantially all of the tenants were in occupancy at December 31, 2006. Development costs totaled approximately $2.2 million.

Lexington Center

On September 29, 2005, the Company announced the resolution of a land use dispute at Lexington Mall, allowing increased flexibility in future development rights for its property. The Company and the land owner of the adjacent 16 acre site, have resolved a dispute arising from a reciprocal easement agreement governing land use between the two owners. The parties have now executed a new land use agreement which grants each other the flexibility to improve its property. The Company also reached an agreement with Dillard’s to terminate its lease, without consideration exchanged by either party. The Dillard’s store closed during October 2005. The departure of Dillard’s now leaves the mall vacant and combined with the new land use agreement, expands potential redevelopment options. The Company has engaged land planners and architects to prepare conceptual designs for the shopping center’s development and marketing to prospective retailers.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 94% leased at December 31, 2006 and was acquired for a purchase price of $11.1 million.

Ashburn Village-Phase V

The Company completed construction during the fourth quarter of 2006 of a 10,000 square foot shop space expansion to the Ashburn Village shopping center located in Loudoun County, Virginia. The space was 100% leased at December 31, 2006. Tenants are expected to commence operations during the 1st quarter of 2007. Development costs are projected to total approximately $2.2 million.

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

Westview Village

In January 2006, the Company contracted to purchase a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price is $5.0 million and the closing of this land purchase is subject to the seller’s completion of certain site work. Construction documents have been completed for development of a approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and expects to commence construction upon closing of the land acquisition in the summer of 2007.

Portfolio Leasing Status

The following chart sets forth certain information regarding our properties for the periods indicated.

As of December 31,	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2006	42	5	6,698,000	1,206,000	96.1%	97.3%
2005	39	5	6,170,000	1,206,000	97.2%	96.6%
2004	35	5	6,012,000	1,205,000	93.5%	95.9%

The December 31, 2006 leasing percentage excludes the Lansdowne Town Center development property which was 85.0% leased. The 2006 shopping center leasing percentages decreased due to the departure of two local grocery anchors at the Belvedere and West Park shopping centers totaling 59,000 square feet. The increase in the shopping center portfolio’s leasing percentage in 2005 resulted primarily from the removal from service of 133,000 square feet of vacant mall space at Lexington Mall which the Company had not leased in 2004 in anticipation of redeveloping the shopping center.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of December 31, 2006, the Company had variable rate indebtedness totaling $35,000,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at December 31, 2006 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $350,000, based on those balances. Interest rate fluctuations affect the fair value of the Company’s fixed rate debt instruments. As of December 31, 2006, the Company had fixed rate indebtedness totaling $487,443,000 with a weighted average interest rate of 6.84%. If interest rates on the Company’s fixed rate debt instruments at December 31, 2006 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $25,244,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Pa ge
F-1	(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP
F-2	(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP
F-3	(b)	Consolidated Balance Sheets - December 31, 2006 and 2005
F-4	(c)	Consolidated Statements of Operations - Years ended December 31, 2006, 2005 and 2004.
F-5	(d)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2006, 2005 and 2004.
F-6	(e)	Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004.
F-7	(f)	Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2006 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and it’s Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

Disclosure Controls and Procedures and Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and it’s Vice President-Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer have concluded that as of December 31, 2006 the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that as of December 31, 2006 the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

Item 10.	Directors, Executive Officers and Corporate Governance

The information this Item requires is incorporated by reference to the information under the captions “Election of Directors,” “Corporate Governance – Code of Ethics,” “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual shareholders’ meeting to be held on April 27, 2007.

Item 11.	Executive Compensation

The information this Item requires is incorporated by reference to the information under the captions “Corporate Governance – Compensation of Directors,” “Report of the Compensation Committee,” and “Executive Compensation” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information this Item requires is incorporated by reference to the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information this Item requires is incorporated by reference to the information under the captions “Certain Relationships and Transactions” and “Corporate Governance – Board of Directors” of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “2006 and 2005 Audit Firm Fee Summary” and the caption “Audit Committee Report” of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

	(b)	Consolidated Balance Sheets - December 31, 2006 and 2005

	(c)	Consolidated Statements of Operations - Years ended December 31, 2006, 2005 and 2004

	(d)	Consolidated Statements of Stockholders’ Equity (Deficit) - Years ended December 31, 2006, 2005 and 2004

	(e)	Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

	(f)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed herewith.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(l)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(m)	Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, as filed as Exhibit 10.(p) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the December 31, 2002 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

	(o)	Revolving Credit Agreement, dated as of January 28, 2005, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank, National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank, National Association, Compass Bank, Sovereign Bank and First Horizon Bank, as Lenders, as filed as Exhibit 10.(q) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference.

	(p)	Guaranty, dated as of February 1, 2005, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(r) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference.

	(q)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(r)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(s)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.		Consent of Ernst & Young LLP, Independent Public Accountants is filed herewith.

24.		Power of Attorney (included on signature page).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: March 8, 2007	/s/ B. Francis Saul II
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

Date: March 8, 2007	/s/ B. Francis Saul III
B. Francis Saul III, President and Director

Date: March 8, 2007	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date: March 8, 2007	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date: March 8, 2007	/s/ Kenneth D. Shoop
Kenneth D. Shoop, Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date: March 8, 2007	/s/ John E. Chapoton
John E. Chapoton, Director

Date: March 8, 2007	/s/ Gilbert M. Grosvenor
Gilbert M. Grosvenor, Director

Date: March 8, 2007	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date: March 8, 2007	/s/ David B. Kay
David B. Kay, Director

Date: March 8, 2007	/s/ General Paul X. Kelley
General Paul X. Kelley, Director

Date: March 8, 2007	/s/ Charles R. Longsworth
Charles R. Longsworth, Director

Date: March 8, 2007	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date: March 8, 2007	/s/ James W. Symington
James W. Symington, Director

Date: March 8, 2007	/s/ John R. Whitmore
John R. Whitmore, Director

REPO RT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” pursuant to which the Company recorded a cumulative adjustment to retained earnings as of January 1, 2006 to correct prior period misstatements in recording rental income.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, Virginia

March 8, 2007

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited management’s assessment, included in the Assessment of Effectiveness of Internal Control over Financial Reporting section of Item 9A. Controls and Procedures of this Annual Report on Form 10K, that Saul Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Saul Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2006 and 2005, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Saul Centers, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, Virginia

March 8, 2007

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	December 31, 2006	December 31, 2005
Assets

Real estate investments
Land	$154,047	$139,421
Buildings and equipment	631,797	575,504
Construction in progress	56,017	47,868

	841,861	762,793
Accumulated depreciation	(214,210)	(195,376)

	627,651	567,417
Cash and cash equivalents	8,061	8,007
Accounts receivable and accrued income, net	33,248	23,410
Deferred leasing costs, net	18,137	19,834
Prepaid expenses, net	2,507	2,540
Deferred debt costs, net	5,328	5,875
Other assets	5,605	4,386

Total assets	$700,537	$631,469

Liabilities

Mortgage notes payable	$487,443	$471,931
Revolving credit facility outstanding	35,000	10,500
Dividends and distributions payable	11,558	11,319
Accounts payable, accrued expenses and other liabilities	16,409	13,679
Deferred income	12,251	9,558

Total liabilities	562,661	516,987

Minority interests	5,785	3,068

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,341,441 and 16,877,244 shares issued and outstanding, respectively	173	169
Additional paid-in capital	141,554	123,339
Accumulated deficit	(109,636)	(112,094)

Total stockholders’ equity	132,091	111,414

Total liabilities and stockholders’ equity	$700,537	$631,469

The accompanying notes are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands,	For The Year Ended December 31,
except per share amounts)	2006	2005	2004
Revenue
Base rent	$110,121	$99,448	$91,125
Expense recoveries	22,636	20,027	16,712
Percentage rent	1,767	2,057	1,635
Other	3,454	5,483	3,370

Total revenue	137,978	127,015	112,842

Operating expenses
Property operating expenses	16,278	14,724	12,070
Provision for credit losses	400	237	488
Real estate taxes	12,503	11,040	9,789
Interest expense and amortization of deferred debt	32,534	30,207	27,022
Depreciation and amortization of leasing costs	25,648	24,197	21,324
General and administrative	10,142	9,585	8,442

Total operating expenses	97,505	89,990	79,135

Operating income before minority interests and gain on sale of property	40,473	37,025	33,707
Non-operating item: Gain on sale of property	—	—	572

Net operating income before minority interests	40,473	37,025	34,279

Minority interests
Minority share of income	(7,793)	(6,937)	(6,386)
Distributions in excess of earnings	—	(861)	(1,719)

Total minority interests	(7,793)	(7,798)	(8,105)

Net income	32,680	29,227	26,174

Preferred dividends	(8,000)	(8,000)	(8,000)

Net income available to common stockholders	$24,680	$21,227	$18,174

Per share net income available to common stockholders
Basic	$1.45	$1.27	$1.13

Diluted	$1.43	$1.27	$1.12

Distributions declared per common share outstanding	$1.68	$1.63	$1.56

The accompanying notes are an integral part of these statements.

Saul Center s, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2003	$100,000	$159	$91,469	$(98,985)	$92,643

Issuance of 538,208 shares of common stock:
497,282 shares due to dividend reinvestment plan	—	5	14,077	—	14,082
40,928 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,340	—	1,340
Net income	—	—	—	26,174	26,174
Preferred stock distributions	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(18,879)	(18,879)
Distributions payable common stock ($0.39 per share)	—	—	—	(6,396)	(6,396)

Balance, December 31, 2004	100,000	164	106,886	(106,086)	100,964

Issuance of 477,802 shares of common stock:
455,494 shares due to dividend reinvestment plan	—	5	15,402	—	15,407
22,308 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,051	—	1,051
Net income	—	—	—	29,227	29,227
Preferred stock distributions	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(20,146)	(20,146)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,089)	(7,089)

Balance, December 31, 2005	100,000	169	123,339	(112,094)	111,414

Issuance of 464,197 shares of common stock:
358,563 shares due to dividend reinvestment plan	—	4	14,838	—	14,842
105,634 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	3,377	—	3,377
Net income	—	—	—	32,680	32,680
Cumulative effect of SAB 108 adjustment (see Note 2)				6,551	6,551
Preferred stock distributions	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(21,490)	(21,490)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,283)	(7,283)

Balance, December 31, 2006	$100,000	$173	$141,554	$(109,636)	$132,091

The accompanying notes are an integral part of these statements.

Saul Centers, I nc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$32,680	$29,227	$26,174
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	—	—	(572)
Minority interests	7,793	7,798	8,105
Depreciation and amortization of deferred leasing costs	25,648	24,197	21,324
Amortization of deferred debt costs	1,089	1,161	929
Non cash compensation costs from stock grants and options	1,166	991	842
Provision for credit losses	400	237	488
Increase in accounts receivable and accrued income	(3,650)	(2,843)	(6,003)
Increase in deferred leasing costs	(2,256)	(2,940)	(2,266)
(Increase) decrease in prepaid expenses	33	(119)	188
Increase in other assets	(1,219)	(1,770)	(355)
Increase in accounts payable, accrued expenses and other liabilities	1,008	1,425	1,630
(Decrease) increase in deferred income	(518)	1,310	473

Net cash provided by operating activities	62,174	58,674	50,957

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(17,318)	(47,745)	(78,509)
Additions to real estate investments	(10,145)	(9,175)	(6,425)
Additions to development and redevelopment activities	(38,236)	(16,885)	(29,366)
Proceeds from sale of asset	—	—	833

Net cash used in investing activities	(65,699)	(73,805)	(113,467)

Cash flows from financing activities:
Proceeds from notes payable	17,500	25,500	94,800
Repayments on notes payable	(13,322)	(20,794)	(16,427)
Proceeds from revolving credit facility	31,000	10,500	33,000
Repayments on revolving credit facility	(6,500)	—	(33,000)
Additions to deferred debt costs	(542)	(2,025)	(1,716)
Proceeds from the issuance of:
Common Stock	17,053	15,384	14,260
Convertible limited partnership units in the Operating Partnership	4,001	3,899	320
Distributions to:
Preferred stockholders	(8,000)	(8,000)	(7,244)
Common stockholders	(28,579)	(26,542)	(25,061)
Convertible limited partnership units in the Operating Partnership	(9,032)	(8,345)	(8,105)

Net cash provided (used) by financing activities	3,579	(10,423)	50,827

Net increase (decrease) in cash and cash equivalents	54	(25,554)	(11,683)
Cash and cash equivalents, beginning of year	8,007	33,561	45,244

Cash and cash equivalents, end of year	$8,061	$8,007	$33,561

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,906	$32,112	$28,682

*	Supplemental discussion of non-cash investing and financing activities:

The 2006 real estate acquisition costs of $17,318 are presented exclusive of a mortgage loan assumed and a $300 seller rent deficiency reimbursement. On January 27, 2006 the Company paid the $17,815 acquisition cost of Smallwood Village Center by assuming an $11,334 mortgage loan and paying cash of $6,481. In June 2006, the Company paid $11,137 for the cash only purchase of Hunt Club Corners.

The 2005 real estate acquisition costs of $47,745 are presented exclusive of a mortgage loan assumed. On November 30, 2005, the Company paid the $25,912 acquisition cost of Seabreeze Plaza by assuming a $13,579 mortgage loan and paying cash of $12,333.

The 2004 real estate acquisition costs of $78,509 are presented exclusive of mortgage loans assumed in the amount of $18,025 for two of the properties acquired during the year. On February 13, 2004 The Company paid the $17,678 acquisition cost of Boca Valley Plaza by assuming a $9,200 mortgage loan and paying cash of $8,478. On March 25, 2004 the Company paid the $12,897 acquisition cost for Cruse MarketPlace by assuming an $8,825 mortgage loan and paying cash of $4,072.

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

Formation and Structure of Company

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties. The Company has developed, purchased and redeveloped several properties in 2004, 2005 and 2006. In November 2004 the Company completed construction of Shops at Monocacy, a grocery anchored shopping center in Frederick, Maryland, the land of which was acquired in November 2003. During the fourth quarter of 2003, the Company completed construction of Broadlands Village Phase I, an in-line retail and retail pad, grocery anchored shopping center. Phase II, a 30,000 square foot addition to the center was completed in 2004 and Phase III, a 22,500 square foot addition was completed in 2006. In 2005 the Company constructed a 41,000 square foot retail/office property known as Kentlands Place on a land parcel adjacent to its Kentlands Square shopping center. During the 4th quarter of 2006, the Company substantially completed construction of Lansdowne Town Center, a 188,000 square foot life-style, grocery anchored center, located in Loudoun County, Virginia (45% of the project was in operation as of December 31, 2006). During 2004, 2005 and 2006 the Company acquired nine grocery anchored shopping centers; (1) Boca Valley Plaza, 121,000 square feet, located in Boca Raton, Florida, (2) Countryside, 142,000 square feet located in Loudoun County, Virginia, (3) Cruse MarketPlace, 79,000 square feet, located in Forsyth County, Georgia, (4) Briggs Chaney MarketPlace, 197,000 square feet, located in Silver Spring, Maryland, (5) Palm Springs Center, 126,000 square feet, located in Altamonte Springs, Florida, (6) Jamestown Place, 96,000 square feet, located in Altamonte Springs, Florida, (7) Seabreeze Plaza, 147,000 square feet, located in Palm Harbor, Florida (8) Smallwood Village, 198,000 square feet, located in Waldorf, Maryland and (9) Hunt Club Corners, 101,000 square feet, located in Apopka, FL. As of December 31, 2006, the Company’s properties (the “Current Portfolio Properties”) consisted of 42 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) development properties.

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

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2006, twenty-eight of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.2% of the total gross leasable area. Only two retail tenants, Giant Food (4.9%), a tenant at nine Shopping Centers and Safeway (3.2%), a tenant at seven Shopping Centers and one office tenant, the United States Government (3.0%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2006.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Real estate investment properties are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company’s policy is to assess potential impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount or projected carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 2006, 2005 or 2004 on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $3,673,000, $3,258,000 and $3,227,000, for 2006, 2005 and 2004, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2006, 2005 and 2004 was $20,236,000, $19,824,000 and $17,061,000, respectively. Repairs and maintenance expense totaled $7,364,000, $6,329,000 and $4,927,000, for 2006, 2005 and 2004, respectively, and is included in operating expenses in the accompanying consolidated financial statements.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $18,137,000 and $19,834,000, net of accumulated amortization of $13,308,000 and $11,392,000 as of December 31, 2006 and 2005, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $5,412,000, $4,373,000 and $4,263,000, for the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs for successful leases such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs are written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction in Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2006 and 2005 are as follows:

Construction in Progress

(In thousands)

	December 31,
	2006	2005
Clarendon Center	$20,431	$16,629
Lansdowne Town Center	19,972	10,348
Ashland Square	8,878	7,262
Ashburn Village Phase V	1,846	—
Olde Forte Village	—	5,667
Broadlands Village III	—	3,638
Lexington Center	2,480	1,972
Ravenwood	—	607
Other	2,410	1,745

Total	$56,017	$47,868

As of December 31, 2006, 45% of Lansdowne Town Center’s leaseable area had been placed in operation (approximately 85,000 square feet of retail space). The development costs related to the area in operation have been classified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of December 31, 2006 for the remaining 55% of the project.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $479,000 and $430, 000, at December 31, 2006 and 2005, respectively.

Allowance for Doubtful Accounts

                (In thousands)

	For the Year Ended December 31,
	2006	2005
Beginning Balance	$430	$1,125
Provision for Credit Losses	400	237
Charge-offs	(351)	(932)

Ending Balance	$479	$430

In addition to rents due currently, accounts receivable include $23,341,000 and $14,701,000, at December 31, 2006 and 2005, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $213,000 and $64,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations. See Recent Accounting Pronouncements-SAB 108 for an explanation for $6,415,000 of the accounts receivable increase for 2006.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,328,000 and $5,875,000, net of accumulated amortization of $4,244,000 and $3,155,000, at December 31, 2006 and 2005, respectively. During 2005, $2,235,000 of fully amortized deferred debt costs was written-off.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with U.S. generally accepted accounting principles. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

Effective May 1, 2006, the Compensation Committee granted options to purchase a total of 30,000 shares (all nonqualified stock options) to the twelve Company directors (the “2006 Options”). The options were immediately exercisable. The exercise price of $40.35 was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2006 Options to be $143,400. Because the directors’ options vest immediately, the entire $143,400 was expensed as of the date of grant. The 2006 Options are due to expire April 30, 2016. (See Note 10. Stock Option Plan)

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. This replaces the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2006, 203,000 shares had been credited to the directors’ deferred fee accounts.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, for each of the years ended December 31, 2006, 2005 and 2004. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $97,000, $80,000, and $71,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.2% common interest as of December 31, 2006. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

Per Share Data

Per share data is calculated in accordance with SFAS 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2006, 2005 and 2004 the options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding

(In thousands)	December 31
	2006	2005	2004
Weighted average common shares outstanding – Basic	17,075	16,663	16,154
Effect of dilutive options	158	107	57

Weighted average common shares outstanding – Diluted	17,233	16,770	16,211

Average Share Price	$43.04	$35.20	$30.66

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

Recent Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) issued EITF 04-5, last updated on July 15, 2005, “Investors Accounting for an Investment in a Limited Partnership when the Investor is the General Partner and the Limited Partners have Certain Rights (“EITF 04-5”), which addresses the General Partner in a limited partnership who is presumed to control the partnership unless the Limited Partners have the ability, through a majority vote, to remove the General Partner without cause or the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business. EITF 04-5 is effective as of June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified after that date or for fiscal periods beginning after December 15, 2005. The Company has not entered into any new agreements or made any amendments to existing agreements that are covered by EITF 04-5. The Company has evaluated the potential impact of EITF 04-5 with respect to existing agreements and has determined that the adoption of EITF 04-5, if applicable, did not have a material impact on its financial condition or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2007 reporting year. The Company believes that FIN 48 will not have a material impact on the Company’s financial statements.

On September 13, 2006 the SEC staff published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of a prior year uncorrected misstatement must be considered in quantifying misstatements in the current year

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

financial statements and provides guidance on the correction of misstatements. SAB 108 offers a transition provision for correcting immaterial prior period misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. It was the Company’s policy, for leases entered into prior to 1998, to recognize rental revenue on a straight-line basis when rental payments due under leases varied, because of free rent periods or fixed rent increases (excluding those increases which approximate inflationary increases). It was the Company’s policy that annual scheduled base rent increases of 3% or less were determined to approximate inflationary increases and were not recognized ratably over the life of the lease. Subsequent to 1998, the Company has annually analyzed these uncorrected misstatements and determined that the uncorrected misstatement was immaterial for all reporting periods. The Company has determined that less than 5% of it’s leases were not recognizing base rent on a straight-line basis and that the cumulative under-reporting of straight-line rental income related to these long term leases totaled approximately $6,551,000. According to the provisions of SAB 108, the Company recorded an accumulated accounts receivable balance of $6,551,000 for these leases and recorded a corresponding increase to Stockholders’ Equity as of January 1, 2006. Commencing in 2006 and pursuant to the accounting for recognizing rental income on a straight-line basis, a portion of the $6,551,000 receivable was amortized as a non-cash reduction of rental income ($136,000 for 2006) and the remaining balance of $6,415,000 will be amortized as a non-cash reduction of base rent over the remaining life of the affected leases.

3.	REAL ESTATE ACQUIRED

Boca Valley Plaza

On February 13, 2004, the Company acquired Boca Valley Plaza in Boca Raton, Florida. Boca Valley Plaza is a 121,000 square foot neighborhood shopping center on U.S. Highway 1 in South Florida. The center, constructed in 1988, was 97% leased at December 31, 2006 and anchored by a 42,000 square foot Publix supermarket. The property was acquired for a purchase price of $17.5 million, subject to the assumption of a $9.2 million mortgage. The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Countryside

On February 17, 2004, the Company completed the acquisition of the 142,000 square foot Safeway-anchored Countryside shopping center, its fourth neighborhood shopping center investment in Loudoun County, Virginia. The center was 96% leased at December 31, 2006 and was acquired for a purchase price of $29.7 million.

Cruse MarketPlace

On March 25, 2004, the Company completed the acquisition of the 79,000 square foot Publix-anchored, Cruse MarketPlace located in Forsyth County, Georgia. Cruse MarketPlace was constructed in 2002 and was 97% leased at December 31, 2006. The center was purchased for $12.6 million subject to the assumption of an $8.8 million mortgage loan. The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Briggs Chaney MarketPlace

On April 23, 2004, the Company completed the acquisition of the 194,000 square foot Safeway-anchored Briggs Chaney MarketPlace shopping center located in Silver Spring, Maryland. The center was 100% leased at December 31, 2006 and was acquired for a purchase price of $27.3 million.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s-anchored Palm Springs Center located in Altamonte Springs, Florida (metropolitan Orlando). The center was 100% leased at December 31, 2006 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1.5 million. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company has contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of an approximately 188,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Construction was substantially completed during the fourth quarter of 2006, with project costs expected to total approximately $41.5 million. The project was 85% leased as of December 31, 2006 and 45% of the space was in operation at that time (approximately 85,000 square feet of retail space). The remaining retail space (65,000 square feet) is expected to be operational by spring 2007, while the second floor office space is expected to be fully operational by fall 2007 (38,000 square feet).

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida (metropolitan Orlando). The center was 100% leased at December 31, 2006 and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida (metropolitan Tampa). The center was 91% leased at December 31, 2006 and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan (See Note 5. Mortgage Notes Payable). The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center was 84% leased at December 31, 2006 and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 94% leased at December 31, 2006 and was acquired for a purchase price of $11.1 million.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Application of SFAS 141, “Business Combinations”, for Real Estate Acquired

The Company accounts for the acquisition of operating properties using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. Significant Accounting Policies-Real Estate Investment Properties. Of the combined $28,538,000 total cost of the operating property acquisitions in 2006 and $58,464,000 in 2005, of which both amounts include the properties’ purchase price and closing costs, a total of $1,459,000 and $3,523,000, was allocated as lease intangible assets and included in lease acquisition costs at December 31, 2006 and December 31, 2005, respectively. Each year’s lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 22 and 13 years, for 2006 and 2005, respectively. The value of below market leases totaling $3,211,000 and $2,203,000, are being amortized over a weighted average term of 30 and 19 years, for 2006 and 2005, respectively, and are included in deferred income. The value of above market leases totaling $37,000 and $151,000, are being amortized over a weighted average term of one and 5 years, respectively, and are included as a deferred asset in accounts receivable.

As of December 31, 2006 and 2005, the gross carrying amount of lease intangible assets included in lease acquisition costs was $10,580,000 and $9,121,000, respectively, and accumulated amortization was $5,680,000 and $3,088,000, respectively. Total amortization of these assets was $2,592,000, $1,504,000 and $1,456,000, for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the gross carrying amount of below market lease intangible assets included in deferred income was $6,573,000 and $3,362,000, respectively, and accumulated amortization was $1,019,000 and $415,000, respectively. Total amortization of these assets was $604,000, $267,000 and $136,000, for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the gross carrying amount of above market lease intangible assets included in accounts receivable was $726,000 and $689,000, respectively, and accumulated amortization was $457,000 and $299,000 respectively. Total amortization of these assets was $158,000, $157,000 and $137,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the scheduled amortization of intangible assets and deferred income related to in place leases are as follows:

Amortization of Intangible Assets and Deferred Income Related to In-place Leases

(In thousands)	Lease acquisition costs	Above market leases	Below market leases	Total
2007	$(1,599)	$(107)	$475	$(1,231)
2008	(917)	(82)	374	(625)
2009	(587)	(45)	338	(294)
2010	(419)	(33)	314	(138)
2011	(243)	(2)	273	28
Thereafter	(1,135)	—	3,780	2,645

Total	$(4,900)	$(269)	$5,554	$385

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

4.	MINORITY INTERESTS — HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization has a 23.8% limited partnership interest, represented by 5,416,000 convertible limited partnership units in the Operating Partnership, as of December 31, 2006. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”).

The Operating Partnership issued 106,157 and 110,910 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $37.69 and $35.15 per share during the years ended December 31, 2006 and 2005, respectively.

The impact of The Saul Organization’s 23.8% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2006, 2005 and 2004, were 22,628,000, 22,003,000, and 21,405,000, respectively.

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS

The Company’s outstanding debt, including amounts owed under the Company’s revolving credit facility, totaled $522,443,000 at December 31, 2006, of which $487,443,000 was fixed rate debt and $35,000,000 was variable rate debt. At the prior year’s end, notes payable totaled $482,431,000 at December 31, 2005, of which $471,931,000 was fixed rate debt and $10,500,000 was variable rate debt. At December 31, 2006, the Company had a $150 million unsecured revolving credit facility with $35,000,000 outstanding borrowings. The facility is due to mature January 2008 and requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. Loan availability is determined by operating income from the Company’s unencumbered properties. Based upon the terms of the facility as of December 31, 2006, the unencumbered properties support line availability of $87,000,000, of which $1,627,000 has been issued under a letter of credit and $35,000,000 has been borrowed, leaving $50,373,000 available for working capital uses. An additional $63,000,000 could become available for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

Saul Centers has guaranteed a portion of one of the Partnerships’ mortgage notes payable totaling $4,500,000, the amount of which is considered a recourse obligation to Saul Centers as of December 31, 2006. The guarantee is expected to be released upon the achievement of specified leasing thresholds at a recently redeveloped property. Saul Centers is also a guarantor of the revolving credit facility. The balance of the mortgage notes payable totaling $482,943,000 are non-recourse.

The Company obtained three new fixed-rate, non-recourse financings during 2006. On January 10, 2006, the Company closed on a new fixed-rate mortgage financing in the amount of $10,500,000, secured by Jamestown Place, acquired in November 2005. The loan matures February 2021, requires equal monthly principal and interest payments of $66,000, based upon a 5.81% interest rate and 25-year principal amortization, and requires a final payment of $6,102,000 at maturity. On January 27, 2006, the Company assumed the obligation of a secured

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

mortgage obligation in conjunction with the acquisition of Smallwood Village Center. The outstanding balance on the loan was $11,334,000 at settlement. The loan matures January 2013, requires equal monthly principal and interest payments of $71,000, based upon a 6.12% interest rate and 30-year principal amortization, and requires a final payment of $10,071,000 at maturity. The Company also obtained a new fixed-rate, non-recourse financing on July 12, 2006 when it closed on a new fixed-rate mortgage financing in the amount of $7,000,000, secured by Hunt Club Corners, acquired June 1, 2006. The loan matures August 11, 2021, requires equal monthly principal and interest payments of $42,000, based upon a 6.01% interest rate and 30-year principal amortization, and requires a final payment of $5,018,000 at maturity.

In December 2005, the Company entered into a rate lock agreement and made application for a 15-year, $40,000,000 fixed-rate mortgage loan to be collateralized by Lansdowne Town Center. The loan application was approved as a commitment in March 2006. The rate lock agreement set the interest rate at 5.62%, contingent upon meeting certain construction and leasing criteria prior to loan funding, projected to occur during the 2007 first quarter. The Company paid a loan deposit fee of $850,000 which is refundable at closing.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2006 and 2005:

Notes Payable	December 31,			Interest Rate *	Scheduled Maturity *
(Dollars in thousands)	2006		2005
Fixed rate mortgages:	$87,307	(a)	$91,203	8.00%	Dec-2011
	123,130	(b)	126,637	7.67%	Oct-2012
	11,188	(c)	—	6.12%	Jan-2013
	31,155	(d)	32,185	7.88%	Jan-2013
	8,331	(e)	8,520	5.77%	Jul-2013
	13,253	(f)	13,554	5.28%	May-2014
	12,337	(g)	12,712	8.33%	Jun-2015
	39,886	(h)	40,627	6.01%	Feb-2018
	45,516	(i)	46,479	5.88%	Jan-2019
	14,726	(j)	15,040	5.76%	May-2019
	20,338	(k)	20,774	5.62%	Jul-2019
	20,100	(l)	20,514	5.79%	Sep-2019
	18,015	(m)	18,407	5.22%	Jan-2020
	12,723	(n)	12,901	5.60%	May-2020
	12,125	(o)	12,378	5.30%	Jun-2020
	10,341	(p)	—	5.81%	Feb-2021
	6,972	(q)	—	6.01%	Aug-2021

Total fixed rate	487,443		471,931	6.84%	8.5 Years

Variable rate loan:
Revolving credit facility	35,000	(r)	10,500	LIBOR + 1.5%	Jan-2008

Total variable rate	35,000		10,500	6.85%	1.1 Years
Total notes payable	$522,443		$482,431	6.84%	8.0 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2006. Totals computed using weighted averages.
(a)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a final payment of $63,153,000 at loan maturity. Principal of $3,896,000 was amortized during 2006.
(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $3,507,000 was amortized during 2006.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(c)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30 year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $146,000 was amortized during 2006.
(d)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,030,000 was amortized during 2006.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $189,000 was amortized during 2006.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $84,000 based upon a 25-year amortization schedule and a final payment of $10,531,000 at loan maturity. Principal of $301,000 was amortized during 2006.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22-year amortization schedule and a final payment of $7,630,000 at loan maturity. Principal of $375,000 was amortized during 2006.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $741,000 was amortized during 2006.
(i)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by three shopping centers, Broadlands Village (Phases I, II & III), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $963,000 was amortized during 2006.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $314,000 was amortized during 2006.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $436,000 was amortized during 2006.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $414,000 was amortized during 2006.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $392,000 was amortized during 2006.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $178,000 was amortized during 2006.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $253,000 was amortized during 2006.
(p)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $159,000 was amortized during 2006.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(q)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $28,000 was amortized during 2006.
(r)	The loan is an unsecured revolving credit facility totaling $150,000,000. Loan availability for working capital and general corporate uses is determined by operating income from the Company’s unencumbered properties, with a portion available only for funding qualified operating property acquisitions. Interest expense is calculated based upon the 1,2,3 or 6 month LIBOR rate plus a spread of 1.40% to 1.625% (determined by certain debt service coverage and leverage tests) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and will vary depending upon the amount outstanding and the applicable interest rate for any given month.

The December 31, 2006 and 2005 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $508,236,000 and $467,015,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2006, the material covenants required the Company, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $400 million plus 90% of our future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value (leverage ratio) to less than 60%;

•	limit the amount of debt so that interest coverage will exceed 2.1 to 1 on a trailing four quarter basis;

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.55 to 1; and

•	limit the amount of variable rate debt and debt with initial loan terms of less than 5 years to no more than 40% of total debt.

As of December 31, 2006, the Company was in compliance with all such covenants.

Notes payable at December 31, 2006 and 2005, totaling $189,285,000 and $169,322,000, respectively, are guaranteed by members of The Saul Organization. As of December 31, 2006, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule

                  (In thousands)

2007	$14,423
2008	50,473
2009	16,663
2010	17,915
2011	81,497
Thereafter	341,472

Total	$522,443

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Interest Expense and Amortization of Deferred Debt Costs

                                    (In thousands)

	Year ended December 31,
	2006	2005	2004
Interest incurred	$35,118	$32,304	$29,320
Amortization of deferred debt costs	1,089	1,161	929
Capitalized interest	(3,673)	(3,258)	(3,227)

Total	$32,534	$30,207	$27,022

6.	LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent (including straight-lined rent) for the years ended December 31, 2006, 2005 and 2004, amounted to $110,121,000, $99,448,000 and $91,125,000, respectively. Future contractual payments under noncancelable leases for years ended December 31, (which exclude the effect of straight-lining rents), are as follows:

Future Contractual Payments
(In thousands)

2007	$110,657
2008	100,279
2009	88,099
2010	76,343
2011	60,675
Thereafter	300,536

Total	$736,589

The majority of the leases also provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2006, 2005 and 2004 amounted to $22,636,000, $20,027,000 and $16,712,000, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1,767,000, $2,057,000 and $1,635,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $164,000 for each of the years ended December 31, 2006, 2005 and 2004, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The future minimum rental commitments under these ground leases are as follows:

Ground Lease Rental Commitments

                (In thousands)

	Annually 2007-2008	2009	2010	2011	Total Thereafter
Beacon Center	$53	$53	$53	$57	$3,019
Olney	51	52	56	56	4,209
Southdale	60	60	60	60	3,365

Total	$164	$165	$169	$173	$10,593

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

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the years ended December 31, 2006, 2005 and 2004 were $726,000, $661,000 and $621,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8.	STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS

The consolidated statement of operations for the year ended December 31, 2006 includes a charge for minority interests of $7,793,000, representing The Saul Organization’s share of the net income for the year. The charge for the year ended December 31, 2005 was $7,798,000, consisting of $6,937,000 related to The Saul Organization’s share of the net income for the year and $861,000 related to distributions to minority interests in excess of allocated net income for the year. The charge for the year ended December 31, 2004 was $8,105,000, consisting of $6,386,000 related to The Saul Organization’s share of the net income for the year and $1,719,000 related to distributions to minority interests in excess of allocated net income for the year.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 16 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $2,220,000, $1,768,000 and $1,733,000, for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, deferred income included $16,000 of prepaid rent and as of December 31, 2005, accounts receivable and accrued income included $8,000 from various Chevy Chase Bank leases.

The Company utilizes Chevy Chase Bank for its various checking accounts and as of December 31, 2006 had $7,884,000 deposited in cash and short-term investment accounts.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $289,000, $266,000 and $269,000 for 2006, 2005 and 2004, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. For the years ended December 31, 2006, 2005 and 2004, the Company was required to contribute three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $106,000, $118,000 and $650,000, for the years ended December 31, 2006, 2005 and 2004, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $709,000 and $570,000 at December 31, 2006 and 2005, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2006,

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

2005 and 2004, which included rental payments for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $3,963,000, $3,462,000 and $3,139,000, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses in these consolidated financial statements. As of December 31, 2006 and 2005, accounts payable, accrued expenses and other liabilities included $255,000 and $305,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

On January 12, 2006, the Company agreed to final terms of a contract to purchase a 10.4 acre site in Frederick, Maryland, from a subsidiary of Chevy Chase Bank, a related party, for $5,000,000. The Company plans to develop this property into a retail center. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank. The parties anticipate closing on the transaction during the summer of 2007.

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

On May 23, 2003, the Compensation Committee granted options to purchase a total of 220,000 shares (80,000 shares from incentive stock options and 140,000 shares from nonqualified stock options) to six Company officers (the “2003 Options”). The 2003 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The exercise price of $24.91 per share was the market trading price of the Company’s common stock at the time of the award. As a result of the 2003 Options grant, no further shares were available under the 1993 Plan.

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

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares of incentive stock options and 125,000 shares of nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $25.78 per share was the market trading price of the Company’s common stock at the time of the award.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares of incentive stock options and 127,000 shares of nonqualified stock options) to twelve Company officers and to the twelve Company directors (the “2005 Options”). The officers’ 2005 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $33.22 per share was the market trading price of the Company’s common stock at the time of the award. The table below summarizes the status of the 2005, 2004 and 2003 Option grants and the value of the options expensed and included in general and administrative expense in the Consolidated Statements of Operations:

Effective May 1, 2006, the Compensation Committee granted options to purchase a total of 30,000 shares of nonqualified stock options to the twelve Company directors (the “2006 Options”). The options are exercisable immediately. The exercise price of $40.35 per share was the market trading price of the Company’s common stock at the time of the award.

The table below summarizes the status of the 2006, 2005 and 2004 Option grants and the value of the options expensed and included in general and administrative expense in the Consolidated Statements of Operations:

Stock Options
	Officers			Directors			Total
Grant date	05/23/2003	04/26/2004	05/06/2005	04/26/2004	05/06/2005	05/01/2006
Total grant	220,000	122,500	132,500	30,000	30,000	30,000	565,000
Vested	165,000	61,250	33,125	30,000	30,000	30,000	349,375
Exercised	81,422	21,875	5,000	—	—	—	108,297
Forfeited	7,500	7,500	11,250	—	—	—	26,250
Remaining unexercised	131,078	93,125	116,250	30,000	30,000	30,000	430,453

Exercise price	$24.91	$25.78	$33.22	$25.78	$33.22	$40.35
Volatility	0.175	0.183	0.207	0.183	0.198	0.206
Expected life (years)	7.0	7.0	8.0	5.0	10.0	9.0
Assumed yield	7.00%	5.75%	6.37%	5.75%	6.91%	5.93%
Risk-free rate	4.00%	4.05%	4.15%	3.57%	4.28%	5.11%

Total value at grant date	$332,200	$292,775	$413,400	$66,600	$71,100	$143,400	$1,319,475
Expensed previous yrs	50,000	—	—	—	—	—	50,000
Expensed in 2004	83,000	50,000	—	66,600	—	—	199,600
Expensed in 2005	83,000	73,000	69,000	—	71,100	—	296,100
Expensed in 2006	76,444	67,220	95,550	—	—	143,400	382,614
Forfeited options	11,325	17,925	35,100	—	—	—	64,350
Future expense	28,431	84,630	213,750	—	—	—	326,811
Weighted average term of future expense							1.9 yrs

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2006, 2005 and 2004:

	2006		2005		2004
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1	513,125	$27.80	352,500	$25.29	220,000	$24.91
Granted	30,000	40.35	162,500	33.22	152,500	25.78
Exercised	(86,422)	25.59	(1,875)	25.78	(20,000)	24.91
Expired/Forfeited	(26,250)	28.72	—	—	—	—
Outstanding December 31	430,453	29.06	513,125	27.80	352,500	25.29
Exercisable at December 31	241,078	29.09	178,750	26.59	65,000	25.31

The intrinsic value of options exercised in 2006 2005 and 2004 was $1,871,000, $23,000 and $187,000, respectively. The intrinsic value of options outstanding and exercisable at year end 2006 was $11,248,000 and $6,293,000, respectively. The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. At December 29, the final trading day of 2006, the closing share price was $55.19. The weighted average remaining contractual life of the Company’s exercisable and outstanding options is 7.5 years each as of December 31, 2006.

11.	NON-OPERATING ITEMS

Gain on Sale of Property

The gain on sale of property of $572,000 in 2004 represents the Company’s share of the gain recognized as a result of a condemnation of a portion of land at the Company’s White Oak shopping center for road improvements. There were no property dispositions in 2006 or 2005.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable is in excess of the $487,443,000 and $471,931,000 carrying value at December 31, 2006 and 2005, respectively. Management estimates that the fair value of these fixed rate notes payable, assuming long term interest rates of approximately 5.96% and 5.65%, would be approximately $504,562,000 and $501,550,000, as of December 31, 2006 and 2005, respectively.

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

The Company paid common stock distributions of $1.68 per share, $1.60 per share and $1.56 per share, during 2006, 2005 and 2004, respectively, and paid preferred stock dividends of $2.00 per depositary share during each of the years. For the common stock dividends paid, $1.445, $1.520 and $1.248 per share, represented ordinary dividend income and $0.235, $0.080 and $0.312 per share, represented return of capital to the shareholders for the years 2006, 2005 and 2004, respectively. All of the preferred stock dividends paid were considered ordinary dividend income.

The following summarizes distributions paid during the years ended December 31, 2006, 2005 and 2004, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
	(Dollars in thousands)
	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shs Issued	Units Issued	Discounted Share Price
Distributions during 2006
October 31	$2,000	$7,219	$2,274	126,054	—	$47.14
July 28	2,000	7,145	2,274	153,298	—	38.70
April 28	2,000	7,126	2,254	35,807	50,736	39.66
January 31	2,000	7,089	2,230	43,404	55,421	35.89

Total 2006	$8,000	$28,579	$9,032	358,563	106,157

Distributions during 2005
October 31	$2,000	$7,042	$2,207	108,133	57,875	$33.95
July 29	2,000	6,668	2,081	91,353	50,483	36.67
April 29	2,000	6,436	2,029	158,607	—	32.50
January 31	2,000	6,396	2,028	97,401	2,552	32.40

Total 2005	$8,000	$26,542	$8,345	455,494	110,910

Distributions during 2004
October 29	$2,000	$6,342	$2,028	116,006	2,590	$31.53
July 30	2,000	6,296	2,027	117,334	2,769	29.10
April 30	2,000	6,236	2,026	140,253	3,270	24.25
January 30	1,244	6,187	2,024	123,689	2,928	26.69

Total 2004	$7,244	$25,061	$8,105	497,282	11,557

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

In December 2006, 2005 and 2004, the Board of Directors of the Company authorized a distribution of $0.42, $0.42 and $0.39 per common share payable in January 2007, 2006 and 2005, to holders of record on January 17, 2006, January 17, 2005 and January 17, 2004, respectively. As a result, $7,284,000, $7,089,000 and $6,396,000, were paid to common shareholders on January 31, 2007, January 31, 2006 and January 31, 2005, respectively. Also, $2,275,000, $2,230,000 and $2,028,000, were paid to limited partnership unitholders on January 31, 2007, January 31, 2006 and January 31, 2005 ($0.42, $0.42 and $0.39 per Operating Partnership unit), respectively. The Board of Directors authorized preferred stock dividends of $0.50 per depositary share, to holders of record on January 2, 2007, January 3, 2006 and January 3, 2005, respectively. As a result, $2,000,000 was paid to preferred shareholders on January 12, 2007, January 13, 2006 and January 14, 2005, respectively. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and minority interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

15.	INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2006 and 2005.

(In thousands, except per share amounts)

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$33,467	$33,748	$34,860	$35,903
Operating income before minority interests and gain on sale of property	9,509	9,648	10,328	10,988
Net income	7,707	7,797	8,321	8,855
Net income available to common shareholders	5,707	5,797	6,321	6,855
Net income available to common shareholders per share (diluted)	0.33	0.34	0.37	0.39

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$30,307	$30,752	$33,182	$32,774
Operating income before minority interests and gain on sale of property	8,639	8,952	9,694	9,740
Net income	6,610	6,871	7,856	7,890
Net income available to common shareholders	4,610	4,871	5,856	5,890
Net income available to common shareholders per share (diluted)	0.28	0.29	0.35	0.35

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

16.	BUSINESS SEGMENTS

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income from real estate for the combined properties in each segment.

(In thousands)

	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
2006
Real estate rental operations:
Revenue	$101,460	$36,184	$334	$137,978
Expenses	(20,172)	(9,009)	—	(29,181)

Income from real estate	81,288	27,175	334	108,797
Interest expense & amortization of deferred debt	—	—	(32,534)	(32,534)
General and administrative	—	—	(10,142)	(10,142)

Subtotal	81,288	27,175	(42,342)	66,121
Depreciation and amortization	(17,646)	(8,002)	—	(25,648)
Minority interests	—	—	(7,793)	(7,793)

Net Income	$63,642	$19,173	$(50,135)	$32,680

Capital investment	$59,679	$3,109	$2,911	$65,699

Total assets	$539,283	$131,317	$29,937	$700,537

2005
Real estate rental operations:
Revenue	$90,592	$35,762	$661	$127,015
Expenses	(17,221)	(8,780)	—	(26,001)

Income from real estate	73,371	26,982	661	101,014
Interest expense & amortization of deferred debt	—	—	(30,207)	(30,207)
General and administrative	—	—	(9,585)	(9,585)

Subtotal	73,371	26,982	(39,131)	61,222
Depreciation and amortization	(16,283)	(7,914)	—	(24,197)
Minority interests	—	—	(7,798)	(7,798)

Net income	$57,088	$19,068	$(46,929)	$29,227

Capital investment	$70,652	$1,509	$1,644	$73,805

Total assets	$467,687	$135,211	$28,571	$631,469

2004
Real estate rental operations:
Revenue	$77,906	$34,679	$257	$112,842
Expenses	(14,226)	(8,121)	—	(22,347)

Income from real estate	63,680	26,558	257	90,495
Interest expense & amortization of deferred debt	—	—	(27,022)	(27,022)
General and administrative	—	—	(8,442)	(8,442)

Subtotal	63,680	26,558	(35,207)	55,031
Depreciation and amortization	(13,758)	(7,566)	—	(21,324)
Gain on property sale	572	—	—	572
Minority interests	—	—	(8,105)	(8,105)

Net income	$50,494	$18,992	$(43,312)	$26,174

Capital investment	$109,874	$2,658	$1,768	$114,300

Total assets	$394,674	$138,273	$50,449	$583,396

Schedule III

SAUL CENTER S, INC.

Real Estate and Accumulated Depreciation

December 31, 2006

(Dollars in Thousands)

	Initial Basis	Costs Capitalized Subsequent to Acquisition					Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Buildings and Improvements Depreciable Lives in Years
			Basis at Close of Period
			Land	Buildings and Improvements	Leasehold Interests	Total

Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$18,389	$6,764	$23,056	$—	$29,820	$5,347	$24,473	$24,656	1994 & 2000-2	3/94	40
Beacon Center, Alexandria, VA	1,493	17,324	—	17,723	1,094	18,817	8,368	10,449		1960 & 1974	1/72	40 & 50
Belvedere, Baltimore, MD	932	889	263	1,558	—	1,821	1,285	536	2,315	1958	1/72	40

Boca Valley Plaza, Boca Raton, FL	16,720	230	5,735	11,215	—	16,950	788	16,162	12,723		2/04	40
Boulevard, Fairfax, VA	4,883	1,701	3,687	2,897	—	6,584	845	5,739	4,950	1969	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,333	9,789	19,581	—	29,370	1,327	28,043	20,100		4/04	40

Broadlands Village I & II, Ashburn, VA	4,102	18,552	4,085	18,569	—	22,654	1,750	20,904	24,182	2002-3 & 2004	3/02	40 & 50
Broadlands Village III, Ashburn, VA	1,214	5,833	1,214	5,833	—	7,047	44	7,003	—	2004	3/02	50
Clarendon/Clarendon Station, Arlington, VA	1,219	1,614	1,061	1,772	—	2,833	193	2,640	—	1949	7/73 & 1/96	40

Countryside, Sterling, VA	28,912	255	7,532	21,635	—	29,167	1,522	27,645	20,338		2/04	40
Cruse MarketPlace, Cumming, GA	12,226	65	3,920	8,371	—	12,291	574	11,717	8,331		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169	—	169	—	1972	1/72	—

French Market, Oklahoma City, OK	5,781	9,898	1,118	14,561	—	15,679	7,236	8,443	—	1972 & 2001	3/74	50
Germantown, Germantown, MD	3,576	553	2,034	2,095	—	4,129	840	3,289	—	1990	8/93	40
Giant, Baltimore, MD	998	528	422	1,104	—	1,526	825	701	2,340	1959	1/72	40

The Glen, Lake Ridge, VA	12,918	6,011	5,300	13,629	—	18,929	3,225	15,704	11,665	1993	6/94	40
Great Eastern, District Heights, MD	3,472	9,447	2,264	10,655	—	12,919	5,271	7,648	10,048	1958 & 1960	1/72	40
Hampshire Langley, Takoma Park, MD	3,159	2,835	1,856	4,138	—	5,994	3,012	2,982	9,211	1960	1/72	40

Hunt Club Corners, Apopka, FL	12,584	21	3,948	8,657	—	12,605	126	12,479	6,972		6/06	40
Jamestown Place, Altamonte Springs, FL	14,055	90	4,455	9,690	—	14,145	272	13,873	10,341		11/05	40
Kentlands Square, Gaithersburg, MD	14,379	104	5,006	9,477	—	14,483	1,018	13,465	9,669	2002	9/02	40

Kentlands Place, Gaithersburg, MD	1,425	6,972	1,425	6,972	—	8,397	398	7,999	—		1/04	50
Lansdowne Town Center, Leesburg, VA (A)	6,545	30,007	6,546	30,006	—	36,552	27	36,525	—	2002	11/02	50
Leesburg Pike, Baileys Crossroads, VA	2,418	5,511	1,132	6,797	—	7,929	4,707	3,222	9,067	1965	2/66	40

Lexington Pads, Lexington, KY	4,868	1,348	2,111	4,105	—	6,216	2,605	3,611	—	1971 & 1974	3/74	40
Lumberton Plaza, Lumberton, NJ	4,400	9,383	950	12,833	—	13,783	8,844	4,939	6,396	1975	12/75	40
Shops at Monocacy, Frederick, MD	9,541	13,283	9,260	13,564	—	22,824	942	21,882	18,015	2003-4	11/03	50

Olde Forte Village, Ft. Washington, MD	15,933	6,058	5,409	16,582	—	21,991	1,334	20,657	14,726	2003-4	07/03	40
Olney, Olney, MD	1,884	1,418	—	3,302	—	3,302	2,467	835	—	1972	11/75	40
Palm Springs Center, Altamonte Springs, FL	18,365	42	5,739	12,668	—	18,407	582	17,825	12,125		3/05	40

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2006

(Dollars in Thousands)

	Initial Basis	Costs Capitalized Subsequent to Acquisition					Accumulated Depreciation	Book Value	Related Debt	Date of Constructor	Date of Acquired	Buildings and Improvements Depreciable Lives in Years
			Basis at Close of Period
			Land	Buildings and Improvements	Leasehold Interests	Total

Ravenwood, Baltimore, MD	1,245	4,013	703	4,555	—	5,258	1,358	3,900	5,936	1959	1/72	40
Seabreeze Plaza, Palm Harbor, FL	24,526	(6)	8,665	15,855	—	24,520	430	24,090	13,253		11/05	40
Seven Corners, Falls Church, VA	4,848	39,841	4,913	39,776	—	44,689	18,061	26,628	40,181	1956	7/73	40

Shops at Fairfax, Fairfax, VA	2,708	9,292	992	11,008	—	12,000	4,238	7,762	7,387	1975 & 2001	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	201	6,402	11,618	—	18,020	269	17,751	11,188		1/06	40
Southdale, Glen Burnie, MD	3,650	16,854	—	19,882	622	20,504	15,398	5,106	—	1962 & 1987	1/72	40

Southside Plaza, Richmond, VA	6,728	8,475	1,878	13,325	—	15,203	7,885	7,318	8,891	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	3,002	703	4,773	—	5,476	3,371	2,105	—	1970	2/76	40
Thruway, Winston-Salem, NC	4,778	17,417	5,496	16,594	105	22,195	8,621	13,574	22,978	1955 & 1965	5/72	40

Village Center, Centreville, VA	16,502	886	7,851	9,537	—	17,388	3,662	13,726	7,134	1990	8/93	40
West Park, Oklahoma City, OK	1,883	694	485	2,092	—	2,577	1,324	1,253	—	1974	9/75	50
White Oak, Silver Spring, MD	6,277	3,814	4,665	5,426	—	10,091	4,252	5,839	21,230	1958 & 1967	1/72	40

Total Shopping Centers	340,068	275,186	145,947	467,486	1,821	615,254	134,643	480,611	376,348

Office Properties
Avenel Business Park, Gaithersburg, MD	21,459	22,136	3,755	39,840	—	43,595	21,802	21,793	27,184	1984, 1986,	12/84, 8/85,	35 & 40
										1990, 1998	2/86, 4/98
										& 2000	& 10/2000
Crosstown Business Center, Tulsa, OK	3,454	5,549	604	8,399	—	9,003	4,662	4,341	—	1974	10/75	40
601 Pennsylvania Ave., Washington, DC	5,479	55,900	5,667	55,712	—	61,379	29,276	32,103	31,155	1986	7/73	35
Van Ness Square, Washington, DC	812	29,353	831	29,334	—	30,165	16,367	13,798	12,870	1990	7/73	35
Washington Square, Alexandria, VA	2,034	48,238	544	49,728	—	50,272	7,460	42,812	39,886	1952 & 2001	7/73	50

Total Office Properties	33,238	161,176	11,401	183,013	—	194,414	79,567	114,847	111,095

Development Land
Clarendon Center, Arlington, VA	11,534	7,680	11,534	7,680	—	19,214	—	19,214	—		4/02
Ashland Square, Dumfries, VA	6,411	2,466	6,470	2,407	—	8,877	—	8,877	—		12/04
New Market, New Market, MD	2,088	17	2,101	4	—	2,105	—	2,105	—		9/05
Lexington Center, Lexington, KY		655		655	—	655	—	655	—		3/74

Total Development Land	20,033	10,818	20,105	10,746	—	30,851	—	30,851	—

Westview Village, Frederick, MD		653		653	—	653	—	653	—
Preacquistion Costs		689		689		689		689

Total	$393,339	$448,522	$177,453	$662,587	$1,821	$841,861	$214,210	$627,651	$487,443

(A)	Lansdowne Town Center was 85% leased at December 31, 2006, but only 45% of the space was in operation at year end.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2006

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	35 - 50 years
Building components	Up to 20 years
Tenant improvements	The shorter of the term of the lease or the useful life of the improvements

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2006 are summarized as follows.

(In thousands)	2006	2005	2004
Total real estate investments:

Balance, beginning of year	$762,793	$682,808	$552,115
Acquisitions	30,434	60,053	92,733
Improvements	50,036	26,042	38,546
Sales			(122)
Retirements	(1,402)	(6,110)	(464)

Balance, end of year	$841,861	$762,793	$682,808

Total accumulated depreciation:

Balance, beginning of year	$195,376	$181,420	$164,823
Depreciation expense	20,236	19,824	17,061
Sales
Retirements	(1,402)	(5,868)	(464)

Balance, end of year	$214,210	$195,376	$181,420

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $662,700,000 at December 31, 2006. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.