Form 10-Q
period 2007-03-31
SAUL CENTERS INC
filed 2007-05-10
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2007

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

Number of shares of common stock, par value $0.01 per share outstanding as of May 10, 2007: 17,569,000

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2006, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Real estate investments
Land	$154,690	$154,047
Buildings and equipment	638,108	631,797
Construction in progress	55,517	56,017

	848,315	841,861
Accumulated depreciation	(219,455)	(214,210)

	628,860	627,651
Cash and cash equivalents	8,427	8,061
Accounts receivable and accrued income, net	31,616	33,248
Deferred leasing costs, net	16,908	18,137
Prepaid expenses, net	2,363	2,507
Deferred debt costs, net	5,086	5,328
Other assets	8,315	5,605

Total assets	$701,575	$700,537

Liabilities
Mortgage notes payable	$483,892	$487,443
Revolving credit facility outstanding	32,000	35,000
Dividends and distributions payable	12,061	11,558
Accounts payable, accrued expenses and other liabilities	19,078	16,409
Deferred income	11,975	12,251

Total liabilities	559,006	562,661

Minority interests	5,537	5,785

Stockholders' equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized,
17,450,329 and 17,341,441 shares issued and outstanding, respectively	175	173
Additional paid-in capital	147,297	141,554
Accumulated deficit	(110,440)	(109,636)

Total stockholders' equity	137,032	132,091

Total liabilities and stockholders' equity	$701,575	$700,537

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended March 31,
	2007	2006
Revenue
Base rent	$29,021	$26,900
Expense recoveries	6,598	5,513
Percentage rent	202	326
Other	863	728

Total revenue	36,684	33,467

Operating expenses
Property operating expenses	4,805	3,968
Provision for credit losses	112	80
Real estate taxes	3,526	3,052
Interest expense and amortization of deferred debt	8,294	8,019
Depreciation and amortization of deferred leasing costs	6,448	6,376
General and administrative	2,490	2,463

Total operating expenses	25,675	23,958

Operating income before minority interests	11,009	9,509

Minority interests
Minority share of income	(2,135)	(1,802)

Net income	8,874	7,707
Preferred dividends	(2,000)	(2,000)

Net income available to common stockholders	$6,874	$5,707

Per share net income available to common stockholders
Basic	$0.39	$0.34

Diluted	$0.39	$0.33

Distributions declared per common share outstanding	$0.44	$0.42

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders' equity:
Balance, December 31, 2006	$100,000	$173	$141,554	$(109,636)	$132,091
Issuance of 108,888 shares of common stock:
107,553 shares due to dividend reinvestment plan	—	2	5,612	—	5,614
1,335 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	131	—	131
Net income	—	—	—	8,874	8,874
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.44 per share)	—	—	—	(7,678)	(7,678)

Balance, March 31, 2007	$100,000	$175	$147,297	$(110,440)	$137,032

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$8,874	$7,707
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,135	1,802
Depreciation and amortization of deferred leasing costs	6,448	6,376
Amortization of deferred debt costs	276	268
Non cash compensation costs from stock grants and options	131	152
Provision for credit losses	112	80
Decrease (increase) in accounts receivable and accrued income	1,520	(138)
Increase in deferred leasing costs	(712)	(549)
Decrease in prepaid expenses	144	247
Increase in other assets	(2,710)	(2,532)
Increase in accounts payable, accrued expenses and other liabilities	3,491	1,164
Decrease in deferred income	(276)	(175)

Net cash provided by operating activities	19,433	14,402

Cash flows from investing activities:
Acquisitions of real estate investments, net*	—	(6,481)
Additions to real estate investments	(1,381)	(3,839)
Additions to development and redevelopment activities	(5,157)	(4,574)

Net cash used by investing activities	(6,538)	(14,894)

Cash flows from financing activities:
Proceeds from notes payable	—	10,500
Repayments on notes payable	(3,551)	(3,246)
Repayments on revolving credit facility	(3,000)	—
Additions to deferred debt costs	(34)	(309)
Proceeds from the issuance of:
Common Stock	5,614	2,625
Convertible limited partnership units in the Operating Partnership	—	1,988
Distributions to:
Preferred stockholders	(2,000)	(2,000)
Common stockholders	(7,283)	(7,089)
Convertible limited partnership units in the Operating Partnership	(2,275)	(2,230)

Net cash (used) provided by financing activities	(12,529)	239

Net increase (decrease) in cash and cash equivalents	366	(253)
Cash and cash equivalents, beginning of period	8,061	8,007

Cash and cash equivalents, end of period	$8,427	$7,754

* Supplemental discussion of non-cash investing and financing activities:

The 2006 real estate acquisition costs of $6,481 are presented exclusive of a mortgage loan assumed and a $300 seller rent deficiency reimbursement. On January 27, 2006 the Company paid the $17,815 acquisition cost of Smallwood Village Center by assuming an $11,334 mortgage loan and paying cash of $6,481.

The accompanying notes are an integral part of these statements

1.	Organization, Formation and Structure

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

The following table lists the properties developed and acquired by the Company since December 31, 2004. All of the following properties are operating shopping centers (“Shopping Centers”).

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

As of March 31, 2007, the Company's properties (the “Current Portfolio Properties”) consisted of 42 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of March 31, 2007, twenty-seven of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.2% of the total gross leasable area. Only two retail tenants, Giant Food (4.1%), a tenant at nine Shopping Centers and Safeway (2.8%), a tenant at seven Shopping Centers and one office tenant, the United States Government (2.7%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenues for the three months ended March 31, 2007.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers for the interim periods. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers for the year ended December 31, 2006, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Real estate investment properties, including properties under development and land held for future development, are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company's policy is to assess potential impairment in value by making a comparison of the current and projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property and estimated cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated projected cash flows of the assets, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $860,000 and $755,000, for the three month periods ended March 31, 2007 and 2006, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled $5,125,000 and $4,953,000, for the three month periods ended March 31, 2007 and 2006, respectively. Repair and maintenance expense, included in property operating expenses for the three month periods ended March 31, 2007 and 2006, was $2,466,000 and $1,783,000, respectively.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $16,908,000 and $18,137,000, net of accumulated amortization of $13,578,000 and $13,308,000, as of March 31, 2007 and December 31, 2006, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $1,323,000 and $1,423,000, for the three months ended March 31, 2007 and 2006, respectively. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities for successful leases. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2007 and December 31, 2006 are as follows:

Construction in Progress

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Clarendon Center	$21,751	$20,431
Lansdowne Town Center	17,067	19,972
Ashland Square	9,707	8,878
Ashburn Village Phase V	1,604	1,846
Lexington Center	2,564	2,480
Other	2,824	2,410

Total	$55,517	$56,017

As of March 31, 2007 and December 31, 2006, 55% and 45% of Lansdowne Town Center’s leasable area had been placed in operation, respectively (approximately 103,000 and 85,000 square feet of retail space, respectively). The development costs related to the area in operation have been classified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of March 31, 2007 and December 31, 2006 for the remaining 45% and 55% of the project, respectively.

As of March 31, 2007, 21% of the Ashburn Village Phase V leasable area has been placed in operation (approximately 2,600 square feet). The development costs related to this area in operation have been classified to buildings. The costs reported in Construction in Progress above reflect the costs incurred as of March 31, 2007 and December 31, 2006 for the remaining 79% and 100% of the project, respectively.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $395,000 and $479,000, at March 31, 2007 and December 31, 2006, respectively.

In addition to rents due currently, accounts receivable include $23,868,000 and $23,341,000, at March 31, 2007 and December 31, 2006, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $219,000 and $213,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,086,000 and $5,328,000, and are presented net of accumulated amortization of $4,520,000 and $4,244,000, at March 31, 2007 and December 31, 2006, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2007 reporting year. The Company has evaluated the impact that FIN 48 has on the Company’s financial statements, and as of January 1, 2007, has determined that the adoption of FIN 48 did not impact its financial condition or results of operations. Further, as of March 31, 2007, the Company had no material unrecognized tax benefits. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2003.

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and accounts for stock based compensation according to SFAS No. 123R. The Company had no options eligible for valuation prior to the grant of options in 2003. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility. Because Saul Centers common stock is thinly traded, with average daily trading volume averaging less than 50,000 shares (since the Company’s inception), expected volatility is determined using the entire trading history of the Company’s common stock (month-end closing prices since its inception), (2) Average Expected Term. The options are assumed to be outstanding for a term calculated as the period of time from grant until the midpoint between the full vesting date and expiration date, (3) Expected Dividend Yield. This rate is a value management determines after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date, and (4) Risk-free Interest Rate. This rate is based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted, ratably over the vesting period, and includes the amounts as compensation in general and administrative expenses.

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

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of March 31, 2007, 206,000 shares had been allocated to the directors pursuant to the deferred compensation plans.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, as of the 2006 Annual Meeting of Shareholders and for each of the years ended December 31, 2006, 2005 and 2004, respectively. The shares were valued at the closing stock price on the dates the shares were awarded and the total value is included in general and administrative expenses for the period of the award.

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.3% common interest as of March 31, 2007. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

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

Basic and Diluted Shares Outstanding

	Quarter ended March 31,
	2007	2006
	(In thousands)
Weighted average common shares outstanding-Basic	17,415	16,911
Effect of dilutive options	203	152

Weighted average common shares outstanding-Diluted	17,618	17,063

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a material impact on it’s financial statements.

3.	Real Estate Acquired

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC. The center is 79% leased as of March 31, 2007 and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The obligation assumed was treated as a non-cash acquisition in the Statement of Cash Flows. The Company has determined that the terms of the assumed mortgage did not materially differ from existing market rates and that the loan was fairly valued at acquisition.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, FL. The center is 99% leased as of March 31, 2007 and was acquired for a purchase price of $11.1 million.

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

4.	Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 23.7% limited partnership interest, represented by 5,416,000 convertible limited partnership units in the Operating Partnership, as of March 31, 2007. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”).

The Operating Partnership issued 55,421 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $35.89 per share during the three month period ended March 31, 2006. No units were issued during the corresponding 2007 period.

The impact of The Saul Organization's 23.7% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended March 31, 2007 and 2006, were 23,034,000 and 22,410,000, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled $515,892,000 at March 31, 2007, of which $483,892,000 was fixed rate mortgage debt and $32,000,000 was variable rate debt outstanding on the Company’s $150,000,000 unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, has a three-year term expiring on January 27, 2008 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the Company’s existing unencumbered properties. Based upon the terms of the facility, the unencumbered properties support line availability of $88,000,000, of which $2,127,000 has been issued under letters of credit and $32,000,000 has been borrowed, leaving $53,873,000 available for working capital uses. An additional $62,000,000 could become available for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

Saul Centers has guaranteed a portion of one of the Partnerships’ mortgage notes payable totaling $4,500,000, the amount of which is considered a recourse obligation to Saul Centers as of March 31, 2007. The guarantee is expected to be released upon the achievement of specified leasing thresholds at a recently redeveloped property. Saul Centers is also a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The balance of the mortgage notes payable totaling $479,392,000 are non-recourse.

At December 31, 2006, the Company’s outstanding debt totaled $522,443,000, of which $487,443,000 was fixed rate mortgage debt and $35,000,000 was variable rate debt outstanding on the Company’s $150 million unsecured revolving credit facility. Loan availability for the revolving credit facility is determined by operating income from the Company’s unencumbered properties. Based upon the terms of the facility as of December 31, 2006, the unencumbered properties supported line availability of $87,000,000, of which $1,627,000 was issued under a letter of credit and $35,000,000 was borrowed, leaving $50,373,000 available for working capital uses. An additional $63,000,000 could become available for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

At March 31, 2007, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)
April 1 through December 31, 2007.	$10,873
2008	47,473
2009	16,663
2010	17,915
2011	81,497
2012	109,665
Thereafter	231,806

$515,892

Interest expense and amortization of deferred debt costs for the quarter ended March 31, 2007 and 2006, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

	Quarter ended March 31,
	2007	2006
	(Dollars in thousands)
Interest incurred	$8,878	$8,506
Amortization of deferred debt costs	276	268
Capitalized interest	(860)	(755)

	$8,294	$8,019

6.	Stockholders’ Equity and Minority Interests

The Consolidated Statement of Operations for the three months ended March 31, 2007 and March 31, 2006, includes a charge for minority interests of $2,135,000 and $1,802,000, respectively, representing The Saul Organization’s limited partnership interest share of net income for each quarter.

7.	Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 17 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $743,000 and $521,000, for the three months ended March 31, 2007 and 2006, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of March 31, 2007, approximately $8,323,000 was held in deposit in these accounts.

The Chairman and Chief Executive Officer, the President, the Senior Vice President—General Counsel and the Vice President—Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $77,000 and $79,000, for the three months ended March 31, 2007 and 2006, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled $23,000 and $24,000, for the three months ended March 31, 2007 and 2006, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $736,000 and $709,000 at March 31, 2007 and December 31, 2006, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and depending upon the service, is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2007 and 2006, which included rental payments for the Company’s headquarters lease, totaled $1,091,000 and $821,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of March 31, 2007 and December 31, 2006, accounts payable, accrued expenses and other liabilities included $379,000 and $255,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the above described Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the three months ended March 31, 2007 and 2006 were $199,000 and $172,000, respectively. Expenses arising from the lease are included in general and administrative expenses.

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

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the quarter ended March 31, 2007:

Stock Options

	Officers			Directors			Total
Grant date	05/23/2003	04/26/2004	05/06/2005	04/26/2004	05/06/2005	05/01/2006
Total grant	220,000	122,500	132,500	30,000	30,000	30,000	565,000
Vested	165,000	61,250	33,125	30,000	30,000	30,000	349,375
Exercised	81,422	21,875	5,000	—	—	—	108,297
Forfeited	7,500	7,500	11,250	—	—	—	26,250
Remaining unexercised	131,078	93,125	116,250	30,000	30,000	30,000	430,453

Exercise price	$24.91	$25.78	$33.22	$25.78	$33.22	$40.35
Volatility	0.175	0.183	0.207	0.183	0.198	0.206
Expected life (years)	7.0	7.0	8.0	5.0	10.0	9.0
Assumed yield	7.00%	5.75%	6.37%	5.75%	6.91%	5.93%
Risk-free rate	4.00%	4.05%	4.15%	3.57%	4.28%	5.11%

Total value at grant date.	$332,200	$292,775	$413,400	$66,600	$71,100	$143,400	$1,319,475
Expensed in previous years	$292,444	$190,220	$164,550	$66,600	$71,100	$143,400	$928,314
Forfeited options	$11,325	$17,925	$35,100				$64,350
Expensed during the three month period ended March 31, 2007	$17,933	$16,058	$22,913	$—	$—	$—	$56,904

Future expense	$10,498	$68,572	$190,837	$—	$—	$—	$269,907

Weighted average term of future expense.							1.8 yrs

The table below summarizes the option activity for the three months ended March 31, 2007:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	430,453	$29.06	$11,248,000
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding March 31	430,453	29.06	11,985,000
Exercisable at March 31	241,078	29.09	6,706,000

The intrinsic value presented in the table above measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. At March 31, 2007, the closing share price was $56.90 and weighted average remaining contractual life of the Company’s exercisable and outstanding options are both 7.3 years.

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

	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
	(Dollars in thousands)
Quarter ended March 31, 2007
Real estate rental operations:
Revenue	$27,191	$9,397	$96	$36,684
Expenses	(5,967)	(2,476)	—	(8,443)

Income from real estate	21,224	6,921	96	28,241
Interest expense & amortization of deferred debt	—	—	(8,294)	(8,294)
General and administrative	—	—	(2,490)	(2,490)

Subtotal	21,224	6,921	(10,688)	17,457
Depreciation and amortization of deferred leasing costs	(4,426)	(2,022)	—	(6,448)
Minority interests	—	—	(2,135)	(2,135)

Net income	$16,798	$4,899	$(12,823)	$8,874

Capital investment	$4,614	$504	$1,420	$6,538

Total assets	$539,374	$130,270	$31,931	$701,575

Quarter ended March 31, 2006
Real estate rental operations:
Revenue	$24,539	$8,860	$68	$33,467
Expenses	(4,892)	(2,208)	—	(7,100)

Income from real estate	19,647	6,652	68	26,367
Interest expense & amortization of deferred debt	—	—	(8,019)	(8,019)
General and administrative	—	—	(2,463)	(2,463)

Subtotal	19,647	6,652	(10,414)	15,885
Depreciation and amortization of deferred leasing costs	(4,427)	(1,949)	—	(6,376)
Minority interests	—	—	(1,802)	(1,802)

Net income	$15,220	$4,703	$(12,216)	$7,707

Capital investment	$14,312	$154	$428	$14,894

Total assets	$495,211	$133,654	$29,330	$658,195

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in our Form 10-K for the year ended December 31, 2006. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Item 1 of this Form 10-Q.

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

•	such other risks as described in Item 1A of our Form 10-K for the year ended December 31, 2006

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2007 and for the three month period ended March 31, 2007.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant's revenue, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint.

Allowance for Doubtful Accounts—Current and Deferred Receivables

Accounts receivable primarily represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to the Company’s revenue recognition policy. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. In addition to rents due currently, accounts receivable include amounts representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. Reserves are established with a charge to income for tenants whose rent payment history or financial condition casts doubt upon the tenant's ability to perform under its lease obligations.

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

Results of Operations

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006

Revenue
	Quarters ended March 31,		2007 to 2006 Change
	2007	2006	$	%
	(Dollars in thousands)
Base rent	$29,021	$26,900	$2,121	7.9%
Expense recoveries	6,598	5,513	1,085	19.7%
Percentage rent	202	326	(124)	-38.0%
Other	863	728	135	18.5%

Total revenue	$36,684	$33,467	$3,217	9.6%

Total revenue increased 9.6% in the quarter ended March 31, 2007 (“2007 Quarter”) compared to the corresponding prior year’s quarter (“2006 Quarter”). The revenue increase for the 2007 Quarter resulted primarily from the operations of two newly developed properties and two acquisition properties whose operating results are included in the current quarter but not fully in the corresponding prior year’s results. The development properties (Broadlands Village III and Lansdowne Town Center) and the acquisition properties (Smallwood Village Center and Hunt Club Corners) together defined as the “Development and Acquisition Properties,” contributed $1,499,000 of the revenue increase. Improved operating results at the remaining properties contributed $1,689,000 of the quarter over quarter revenue growth. Increased interest income provided the balance of the 2007 quarter’s revenue increase ($29,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2007 Quarter versus the 2006 Quarter was primarily attributable to leases in effect at the Development and Acquisition Properties (57.9% or approximately $1,227,000). The lease-up of space at Washington Square, Beacon Center, Seven Corners, Boca Valley Plaza, Olde Forte Village and Ravenwood substantially accounted for the balance of the increase (30.0% or approximately $637,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses (particularly snow removal costs) throughout the core operating properties (76.0% or approximately $825,000). The Development and Acquisition Properties contributed the balance of the increase (24.0% or approximately $260,000).

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2007 Quarter decreased due to timing differences in the submission of sales reports used to calculate percentage rent by a tenant at two of the Shopping Centers (114.5% or approximately $142,000). The decrease was slightly offset by net increases in percentage rent at several other properties.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue increased due to increased parking revenue in the office portfolio (43.0% or $58,000), primarily at Washington Square. Increased interest income from short-term investments also contributed to the increase in other revenue (20.7% or approximately $28,000).

Operating Expenses
	Quarters ended March 31,		2007 to 2006 Change
	2007	2006	$	%
	(Dollars in thousands)
Property operating expenses	$4,805	$3,968	$837	21.1%
Provision for credit losses	112	80	32	40.0%
Real estate taxes	3,526	3,052	474	15.5%
Interest expense and amortization of deferred debt	8,294	8,019	275	3.4%
Depreciation and amortization of leasing costs	6,448	6,376	72	1.1%
General and administrative	2,490	2,463	27	1.1%

Total operating expenses	$25,675	$23,958	$1,717	7.2%

Increases in operating expenses resulted primarily from operating and financing the Development and Acquisition Properties and to a lesser extent, expense increases to operate the balance of Company’s Current Portfolio Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The most significant cause of the property operating expense increase was increased snow removal costs due to severe winter storms experienced during the 2007 Quarter (45.0% or approximately $377,000) in addition to increased property operating expenses for the Development and Acquisition Properties (41.9% or approximately $351,000). The balance of the increase represents a 3.1% increase in property operating expenses for the remainder of the Company’s Current Portfolio Properties.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses increased slightly ($32,000) but represents only three tenths of one percent (0.3%) of total revenue for the 2007 Quarter, an indication of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes for the 2007 Quarter versus the 2006 Quarter was largely impacted by increased assessments at the Company’s core properties, primarily 601 Pennsylvania Avenue (46.4% or approximately $220,000). The Development and Acquisition Properties also contributed toward the increase (24.3% or approximately $115,000). The balance of the increase represents an approximately 5.3% quarter over quarter increase in real estate taxes for the remainder of the Company’s Current Portfolio Properties.

Interest and amortization of deferred debt. Interest expense increased in the 2007 Quarter versus the 2006 Quarter due to increased borrowing for the Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $22,100,000 ($24,400,000 variable rate line of credit borrowing and a reduction of fixed rate mortgage loan balances of $2,300,000) resulted from financing the Development and Acquisition Properties and construction in progress (approximately $383,000 increase in interest expense). Interest was capitalized as a cost of construction and development projects during the 2007 and 2006 Quarters in the amounts of $860,000 and $755,000, respectively (approximately $105,000 decrease in interest expense). Deferred debt cost amortization was $276,000 and $268,000, for the 2007 and 2006 Quarters, respectively (approximately $8,000 increase).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. General and administrative expenses increased only 1.1% for the 2007 Quarter compared to the 2006 Quarter, because the prior year quarter included a large state tax payment not present in the 2007 Quarter ($183,000). Payroll expense increased approximately $104,000 and legal expense increased $78,000.

Liquidity and Capital Resources

Cash and cash equivalents were $8,427,000 and $7,754,000 at March 31, 2007 and 2006, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash provided by operating activities	$19,433	$14,402
Cash used by investing activities	(6,538)	(14,894)
Cash (used) provided by financing activities	(12,529)	239

Increase (decrease) in cash	$366	$(253)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for 2007 primarily reflect the development and construction costs of new properties (Lansdowne Towne Center, Ashburn Village V, Ashland Square and Clarendon Center), and the construction costs of redevelopments (Seven Corners). Investing activities for 2006 primarily reflect the acquisition of a property (Smallwood Village Center), the development and construction costs of new properties (Lansdowne Towne Center, Broadlands Village III, Ashland Square and Clarendon Center), and the construction costs of redevelopments (Ravenwood). Tenant improvement and property capital expenditures totaled $1,381,000 and $3,839,000, for the 2007 and 2006 periods, respectively.

Financing Activities

Cash used by financing activities for the period ended March 31, 2007 primarily reflects:

•	the repayment of mortgage note payable borrowings totaling $3,551,000;

•	repayments of $3,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $7,283,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $2,275,000;

•	distributions made to preferred stockholders during the period totaling $2,000,000; and

•	payments of $34,000 for financing costs of mortgage notes payable;

which was partially offset by:

•	Proceeds of $5,614,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program.

Cash provided by financing activities for the period ended March 31, 2006 primarily reflects:

•	Proceeds of $10,500,000 received from mortgage notes payable originated during the period;

•	Proceeds of $2,625,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program; and

•	Proceeds of $1,988,000 received from the issuance of convertible limited partnership interests in the Operating Partnership;

which was substantially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $3,246,000;

•	distributions to common stockholders during the period totaling $7,089,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $2,230,000;

•	distributions made to preferred stockholders during the period totaling $2,000,000; and

•	payment of $309,000 for financing costs of new mortgage loans.

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

As of March 31, 2007, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)
April 1 through December 31, 2007	$10,873
2008	47,473
2009	16,663
2010	17,915
2011	81,497
2012	109,665
Thereafter	231,806

$515,892

Management believes that the Company's capital resources, which at March 31, 2007 included cash balances of approximately $8.4 million and borrowing availability of $53.9 million on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future. The Company may also borrow an additional $62.0 million on its revolving credit line for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 105,912 and 43,404 shares under the Plan at a weighted average discounted price of $52.24 and $35.89 per share, during the three month periods ended March 31, 2007 and 2006, respectively. The Company also credited 1,641 and 2,204 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $52.24 and $35.89 per share, during the three month periods ended March 31, 2007 and 2006, respectively.

Additionally, the Operating Partnership issued 55,421 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $35.89 per share during the three month period ended March 31, 2006. No units were issued during the three months ended March 31, 2007.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to total asset value was below 50% as of March 31, 2007.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company's debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company's debt capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company's debt to total asset ratio above or below 50% or may waive the policy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable.

The Company maintains a $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The credit facility has a three-year term expiring January 27, 2008 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. As of March 31, 2007, $32,000,000 was outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of March 31, 2007, the material covenants required the Company, on a consolidated basis, to:

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

As of March 31, 2007, the Company was in compliance with all such covenants.

In December 2005, the Company entered into a rate lock agreement and made application for a 15-year, $40,000,000 fixed-rate mortgage loan to be collateralized by Lansdowne Town Center. The loan application was approved as a commitment in March 2006. The rate lock agreement set the interest rate at 5.62%, contingent upon meeting certain construction and leasing criteria prior to loan funding. The Company paid a loan deposit fee of $850,000 which is refundable at closing. As of March 31, 2007, the Company has met the construction and leasing criteria required for loan funding, and the closing is projected to occur during the second quarter of 2007.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company's financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter ended March 31, 2007, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $15,457,000, representing a 11.3% increase over the comparative 2006 Period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

	Quarter ended March 31,
	2007	2006
	(Amounts in thousands)
Net income	$8,874	$7,707
Add:
Depreciation & amortization of real property	6,448	6,376
Minority interests	2,135	1,802

FFO	17,457	15,885
Subtract:
Preferred stock dividends	(2,000)	(2,000)

FFO available to common stockholders	$15,457	$13,885

Average shares & units used to compute FFO per share	23,034	22,410

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Broadlands Village, Ravenwood, Lexington Center and Clarendon Center. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2005, 2006 and the three months ended March 31, 2007.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The center was 100% leased at March 31, 2007. During the fourth quarter of 2005, the Company commenced construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Construction was substantially completed in June 2006. Development costs for this phase totaled approximately $7.5 million. All of the new space was leased and all tenants were in occupancy by December 31, 2006.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company received site plan approval from Prince William County during the third quarter of 2006 to develop approximately 125,000 square feet of retail space. Approvals for an additional 35,000 square feet of commercial space are expected to be received in 2007. During the third quarter of 2006, the Company commenced site work consisting primarily of clearing, grading and site utility construction. A lease has been executed with Chevy Chase Bank for a branch to be built on a pad site. Site construction expected to be completed in mid-2007, with graded pads available for tenant construction at that time. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In November 2005, the Company commenced construction of an approximately 188,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Construction was substantially completed during the fourth quarter of 2006, with project costs expected to total approximately $41.5 million. The project was 91% leased as of March 31, 2007 and 55% of the space was in operation at that time (approximately 103,000 square feet of retail space). Substantially all of the remaining retail space (47,000 square feet) is expected to be operational by late spring 2007, while the second floor office space is expected to be substantially operational by fall 2007 (38,000 square feet).

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center was 79% leased at March 31, 2007 and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The Company is planning and will seek permits for a capital improvement project to improve access to the center, reconfigure the center and upgrade the center’s façade. A construction timetable has yet to be established.

Ravenwood

In January 2006, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. Construction was substantially completed in June 2006. All of the new space was leased and substantially all of the tenants were in occupancy by December 31, 2006. Development costs totaled approximately $2.2 million.

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

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 99% leased at March 31, 2007 and was acquired for a purchase price of $11.1 million.

Ashburn Village-Phase V

The Company completed construction during the fourth quarter of 2006 of a 10,000 square foot shop space expansion to the Ashburn Village shopping center located in Loudoun County, Virginia. The space was 100% leased at March 31, 2007. Tenants have commenced operations during the 1st quarter of 2007, with 21% of the space (approximately 2,600 square feet of retail space) in operation as of March 31, 2007. Development costs are projected to total approximately $2.2 million.

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

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended March 31, 2007 and 2006, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of March 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2007	42	5	6,708,000	1,206,000	95.7%	97.3%
2006	40	5	6,371,000	1,206,000	96.7%	96.9%

The 2007 shopping center leasing percentage decreased primarily due to the departure of a 32,000 square foot local grocery anchor at Belvedere.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of March 31, 2007, the Company had variable rate indebtedness totaling $32,000,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at March 31, 2007 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $320,000, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of March 31, 2007, the Company had fixed rate indebtedness totaling $483,892,000. If interest rates on the Company’s fixed rate debt instruments at March 31, 2007 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $24,500,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based on the foregoing, the Company's Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

During the three months ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The Company has no material updates to Item 1A. Risk Factors, as presented in the 2006 Annual Report of the Company on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

85,500 shares were acquired at a price of $52.24 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2007 dividend distribution. In addition, 126,900 shares were acquired by Mr. Saul II and various affiliated entities in open market purchases at an average cost of $58.74 per share during the period February 27 through March 8, 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

4.(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

(b)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

10.(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

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

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(l)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(m)	Guaranty dated as of August 30, 2002 by and between Saul Centers, Inc. as Guarantor and U.S. Bank National Association, as administrative agent and sole lead arranger for itself and other financial institutions, the Lenders, as filed as Exhibit 10.(p) of the September 30, 2002 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the December 31, 2002 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(o)	Revolving Credit Agreement, dated as of January 28, 2005, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank, National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank, National Association, Compass Bank, Sovereign Bank and First Horizon Bank, as Lenders, as filed as Exhibit 10.(q) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference.

(p)	Guaranty, dated as of February 1, 2005, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(r) of the Current Report of the Company on Form 8-K filed with the Commission on February 9, 2005, is hereby incorporated by reference.

(q)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference.

(r)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(s)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.	Schedule of Portfolio Properties

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: May 10, 2007	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: May 10, 2007	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: May 10, 2007	/s/ Kenneth D. Shoop
Kenneth D. Shoop Vice President, Chief Accounting Officer (principal accounting officer)