Form 10-Q
period 2007-06-30
SAUL CENTERS INC
filed 2007-08-09
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2007

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

Number of shares of common stock, par value $0.01 per share outstanding as of August 9, 2007: 17,723,000

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Real estate investments
Land	$157,830	$154,047
Buildings and equipment	652,201	631,797
Construction in progress	46,505	56,017

	856,536	841,861
Accumulated depreciation	(223,652)	(214,210)

	632,884	627,651
Cash and cash equivalents	11,535	8,061
Accounts receivable and accrued income, net	30,458	33,248
Deferred leasing costs, net	16,363	18,137
Prepaid expenses, net	1,349	2,507
Deferred debt costs, net	5,266	5,328
Other assets	9,012	5,605

Total assets	$706,867	$700,537

Liabilities
Mortgage notes payable	$520,345	$487,443
Revolving credit facility outstanding	—	35,000
Dividends and distributions payable	12,115	11,558
Accounts payable, accrued expenses and other liabilities	15,029	16,409
Deferred income	11,273	12,251

Total liabilities	558,762	562,661

Minority interests	5,305	5,785

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,572,708 and 17,341,441 shares issued and outstanding, respectively	176	173
Additional paid-in capital	153,870	141,554
Accumulated deficit	(111,246)	(109,636)

Total stockholders’ equity	142,800	132,091

Total liabilities and stockholders’ equity	$706,867	$700,537

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Base rent	$29,531	$27,190	$58,552	$54,090
Expense recoveries	6,282	5,407	12,880	10,920
Percentage rent	312	272	514	598
Other	952	879	1,815	1,607

Total revenue	37,077	33,748	73,761	67,215

Operating expenses
Property operating expenses	4,343	3,963	9,148	7,931
Provision for credit losses	103	107	215	187
Real estate taxes	3,538	2,994	7,064	6,046
Interest expense and amortization of deferred debt	8,325	8,072	16,619	16,091
Depreciation and amortization of deferred leasing costs	6,503	6,400	12,951	12,776
General and administrative	3,188	2,564	5,678	5,027

Total operating expenses	26,000	24,100	51,675	48,058

Operating income before minority interests	11,077	9,648	22,086	19,157

Minority interests
Minority share of income	(2,151)	(1,851)	(4,286)	(3,653)

Net income	8,926	7,797	17,800	15,504
Preferred dividends	(2,000)	(2,000)	(4,000)	(4,000)

Net income available to common stockholders	$6,926	$5,797	$13,800	$11,504

Per share net income available to common stockholders
Basic	$0.40	$0.34	$0.79	$0.68

Diluted	$0.39	$0.34	$0.78	$0.67

Distributions declared per common share outstanding	$0.44	$0.42	$0.88	$0.84

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2006	$100,000	$173	$141,554	$(109,636)	$132,091
Issuance of 108,888 shares of common stock:
107,553 shares due to dividend reinvestment plan	—	2	5,612	—	5,614
1,335 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	131	—	131
Net income	—	—	—	8,874	8,874
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.44 per share)	—	—	—	(7,678)	(7,678)

Balance, March 31, 2007	100,000	175	147,297	(110,440)	137,032
Issuance of 122,379 shares of common stock:
113,165 shares due to dividend reinvestment plan	—	1	5,837	—	5,838
9,214 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	736	—	736
Net income	—	—	—	8,926	8,926
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.44 per share)	—	—	—	(7,732)	(7,732)

Balance, June 30, 2007	$100,000	$176	$153,870	$(111,246)	$142,800

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,

(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$17,800	$15,504
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,286	3,653
Depreciation and amortization of deferred leasing costs	12,951	12,776
Amortization of deferred debt costs	555	540
Non cash compensation costs from stock grants and options	720	545
Provision for credit losses	215	187
Decrease in accounts receivable and accrued income	2,575	124
Increase in deferred leasing costs	(1,303)	(1,223)
Decrease in prepaid expenses	1,158	1,067
Increase in other assets	(3,407)	(2,609)
Increase in accounts payable, accrued expenses and other liabilities	2,243	2,615
Decrease in deferred income	(978)	(223)

Net cash provided by operating activities	36,815	32,956

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(1,333)	(17,618)
Additions to real estate investments	(3,863)	(8,392)
Additions to development and redevelopment activities	(13,534)	(16,303)

Net cash used in investing activities	(18,730)	(42,313)

Cash flows from financing activities:
Proceeds from notes payable	40,000	10,500
Repayments on notes payable	(7,098)	(6,523)
Proceeds from revolving credit facility	—	20,000
Repayments on revolving credit facility	(35,000)	(4,500)
Additions to deferred debt costs	(493)	(510)
Proceeds from the issuance of:
Common Stock	11,599	4,126
Convertible limited partnership units in the Operating Partnership	—	4,001
Distributions to:
Preferred stockholders	(4,000)	(4,000)
Common stockholders	(14,961)	(14,215)
Convertible limited partnership units in the Operating Partnership	(4,658)	(4,484)

Net cash (used) provided by financing activities	(14,611)	4,395

Net increase (decrease) in cash and cash equivalents	3,474	(4,962)
Cash and cash equivalents, beginning of period	8,061	8,007

Cash and cash equivalents, end of period	$11,535	$3,045

* Supplemental discussion of non-cash investing and financing activities:

On January 27, 2006 the Company paid $17,815 for the acquisition Smallwood Village Center by assuming an $11,334 mortgage loan and paid cash of $6,481.

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

As of June 30, 2007, the Company’s properties (the “Current Portfolio Properties”) consisted of 42 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of June 30, 2007, twenty-seven of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.2% of the total gross leasable area. Only two retail tenants, Giant Food (4.7%), a tenant at nine Shopping Centers and Safeway (3.0%), a tenant at seven Shopping Centers and one office tenant, the United States Government (2.8%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the six months ended June 30, 2007.

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $1,624,000 and $1,652,000, for the six month periods ended June 30, 2007 and 2006, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled $10,492,000 and $9,958,000, for the six month periods ended June 30, 2007 and 2006, respectively. Repair and maintenance expense, included in property operating expenses for the six month periods ended June 30, 2007 and 2006, was $4,549,000 and $3,594,000, respectively.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $16,363,000 and $18,137,000, net of accumulated amortization of $13,853,000 and $13,308,000, as of June 30, 2007 and December 31, 2006, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $2,459,000 and $2,818,000, for the six months ended June 30, 2007 and 2006, respectively. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2007 and December 31, 2006 are as follows:

Construction in Progress

	June 30, 2007	December 31, 2006
(Dollars in thousands)
Clarendon Center	$23,917	$20,431
Lansdowne Town Center	6,859	19,972
Ashland Square	10,224	8,878
Ashburn Village Phase V	—	1,846
Lexington Center	2,668	2,480
Other	2,837	2,410

Total	$46,505	$56,017

As of June 30, 2007 and December 31, 2006, 83% and 45% of Lansdowne Town Center’s leasable area had been placed in operation, respectively (approximately 156,000 and 85,000 square feet of space, respectively). The development costs related to the area in operation have been classified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of June 30, 2007 and December 31, 2006 for the remaining 17% and 55% of the project, respectively.

As of June 30, 2007, all of the Ashburn Village Phase V leasable area has been placed in operation (approximately 10,400 square feet). The development costs related to this area in operation have been classified to buildings.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $348,000 and $479,000, at June 30, 2007 and December 31, 2006, respectively.

In addition to rents due currently, accounts receivable include $24,158,000 and $23,341,000, at June 30, 2007 and December 31, 2006, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $213,000 and $213,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,266,000 and $5,328,000, and are presented net of accumulated amortization of $4,798,000 and $4,244,000, at June 30, 2007 and December 31, 2006, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2007 reporting year. The Company has evaluated the impact that FIN 48 has on the Company’s financial statements, and as of January 1, 2007, has determined that the adoption of FIN 48 did not impact its financial condition or results of operations. Further, as of June 30, 2007, the Company had no material unrecognized tax benefits. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2003.

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and accounts for stock based compensation according to SFAS No. 123R. The Company had no options eligible for valuation prior to the grant of options in 2003. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility. Expected volatility is determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options, (2) Average Expected Term. The options are assumed to be outstanding for a term calculated considering prior exercise history, scheduled vesting and the expiration date, (3) Expected Dividend Yield. This rate is a value management determines after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date, and (4) Risk-free Interest Rate. This rate is based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted, ratably over the vesting period, and includes the amounts as compensation in general and administrative expenses.

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

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of June 30, 2007, 209,000 shares had been allocated to the directors pursuant to the deferred compensation plans.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, as of the 2007 Annual Meeting of Shareholders and for each of the years ended December 31, 2006, 2005 and 2004, respectively. The shares were valued at the closing stock price on the dates the shares were awarded and the total value is included in general and administrative expenses for the period of the award.

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.4% common interest as of June 30, 2007. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

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

Basic and Diluted Shares Outstanding

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006
Weighted average common shares outstanding-Basic	17,531	16,993	17,473	16,952
Effect of dilutive options	176	132	190	142

Weighted average common shares outstanding-Diluted	17,707	17,125	17,663	17,094

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

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC. The center is 78% leased as of June 30, 2007 and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The obligation assumed was treated as a non-cash acquisition in the Statement of Cash Flows. The Company has determined that the terms of the assumed mortgage did not materially differ from existing market rates and that the loan was fairly valued at acquisition.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, FL. The center is 100% leased as of June 30, 2007 and was acquired for a purchase price of $11.1 million.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

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

4.	Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 23.6% limited partnership interest, represented by 5,416,000 convertible limited partnership units in the Operating Partnership, as of June 30, 2007. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”).

The Operating Partnership issued 106,157 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $37.69 per share during the six month period ended June 30, 2006. No units were issued during the corresponding 2007 period.

The impact of The Saul Organization’s 23.6% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the six months ended June 30, 2007 and 2006, were 23,065,000 and 22,468,000, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled $520,345,000 at June 30, 2007, all of which was fixed rate mortgage debt. No balance was outstanding on the Company’s variable rate, $150,000,000 unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, has a three-year term expiring on January 27, 2008 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the Company’s existing unencumbered properties. Based upon the terms of the facility, the unencumbered properties support line availability of $90,000,000, of which $2,127,000 has been issued under letters of credit, leaving $87,873,000 available for working capital uses. An additional $60,000,000 could become available for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

During the second quarter of 2007, Saul Centers was released as a guarantor for a portion of one of the Partnerships’ mortgage notes payable totaling $4,500,000. The guarantee was released upon the achievement of specified leasing thresholds at a recently redeveloped property. Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The mortgage notes payable totaling $520,345,000 are non-recourse.

On May 30, 2007, the Company closed on a new 15-year, fixed-rate mortgage financing in the amount of $40,000,000, secured by Lansdowne Town Center. The loan matures June 10, 2022, requires equal monthly principal and interest payments of $230,137, based upon a 5.62% interest rate and 30-year principal amortization, and requires a final payment of $28,177,000 at maturity.

At December 31, 2006, the Company’s outstanding debt totaled $522,443,000, of which $487,443,000 was fixed rate mortgage debt and $35,000,000 was variable rate debt outstanding on the Company’s $150,000,000 unsecured revolving credit facility. Based upon the terms of the facility as of December 31, 2006, the unencumbered properties supported line availability of $87,000,000, of which $1,627,000 was issued under a letter of credit and $35,000,000 was borrowed, leaving $50,373,000 available for working capital uses. An additional $63,000,000 could become available for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

At June 30, 2007, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)
July 1 through December 31, 2007	$7,588
2008	16,015
2009	17,237
2010	18,521
2011	82,138
2012	110,343
Thereafter	268,503

$520,345

Interest expense and amortization of deferred debt costs for the quarter ended June 30, 2007 and 2006, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Interest incurred	$8,811	$8,697	$17,689	$17,203
Amortization of deferred debt costs	278	272	554	540
Capitalized interest	(764)	(897)	(1,624)	(1,652)

	$8,325	$8,072	$16,619	$16,091

6.	Stockholders’ Equity and Minority Interests

The Consolidated Statement of Operations for the three months ended June 30, 2007 and June 30, 2006, includes a charge for minority interests of $2,151,000 and $1,851,000, respectively, and $4,286,000 and $3,653,000, respectively, for the six months ended June 30, all representing The Saul Organization’s limited partnership interest share of net income for each quarter and period.

7.	Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 17 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,423,000 and $1,043,000, for the six months ended June 30, 2007 and 2006, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of June 30, 2007, approximately $11,458,000 was held in deposit in these accounts.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $156,000 and $150,000, for the six months ended June 30, 2007 and 2006, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled $47,000 and $44,000, for the six months ended June 30, 2007 and 2006, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $762,000 and $709,000 at June 30, 2007 and December 31, 2006, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and depending upon the service, is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2007 and 2006, which included rental payments for the Company’s headquarters lease, totaled $2,274,000 and $1,786,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of June 30, 2007 and December 31, 2006, accounts payable, accrued expenses and other liabilities included $260,000 and $255,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the above described Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the six months ended June 30, 2007 and 2006 were $401,000 and $362,000, respectively. Expenses arising from the lease are included in general and administrative expenses.

On January 12, 2006, the Company agreed to final terms of a contract to purchase a 10.4 acre site in Frederick, Maryland, from a subsidiary of Chevy Chase Bank, a related party, for $5,000,000. The Company plans to develop this property into a retail center. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank. The parties anticipate closing on the transaction later in 2007.

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

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2007:

Stock options issued to officers

	Officers				Subtotal
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007
Total grant	220,000	122,500	132,500	135,000	610,000
Vested	220,000	91,875	66,250	—	378,125
Exercised	81,422	25,625	5,625	—	112,672
Forfeited	7,500	7,500	11,250	—	26,250
Exercisable at June 30, 2007	131,078	58,750	49,375	—	239,203
Remaining unexercised	131,078	89,375	115,625	135,000	471,078

Exercise price	$24.91	$25.78	$33.22	$54.17
Volatility	0.175	0.183	0.207	0.233
Expected life (years)	7.0	7.0	8.0	6.5
Assumed yield	7.00%	5.75%	6.37%	4.13%
Risk-free rate	4.00%	4.05%	4.15%	4.61%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223
Expensed in previous years	292,843	190,208	164,460	—	647,511
Forfeited options	11,325	17,925	35,100	—	64,350
Expensed during the six months ended June 30, 2007	28,032	32,118	45,826	52,452	158,428
Future expense	—	$52,524	$168,014	$1,206,396	$1,426,934

Stock options issued to directors and grand totals

	Directors				Subtotal	Grand Totals
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007
Total grant	30,000	30,000	30,000	30,000	120,000	730,000
Vested	30,000	30,000	30,000	30,000	120,000	498,125
Exercised	1,200	—	—	—	1,200	113,872
Forfeited	—	—	—	—	—	26,250
Exercisable at June 30, 2007	28,800	30,000	30,000	30,000	118,800	358,003
Remaining unexercised	28,800	30,000	30,000	30,000	118,800	589,878

Exercise price	$25.78	$33.22	$40.35	$54.17
Volatility	0.183	0.198	0.206	0.225
Expected life (years)	5.0	10.0	9.0	8.0
Assumed yield	5.75%	6.91%	5.93%	4.39%
Risk-free rate	3.57%	4.28%	5.11%	4.65%

Total value at grant date	$66,600	$71,100	$143,400	$285,300	$566,400	$2,863,623
Expensed in previous years	66,600	71,100	143,400	—	281,100	928,611
Forfeited options	—	—	—	—	—	64,350
Expensed during the six months ended June 30, 2007	—	—	—	285,300	285,300	443,728
Future expense	—	—	—	—	—	$1,426,934
Weighted average term of future expense (Officer and Director options)						3.5 yrs

The table below summarizes the option activity for the six months ended June 30, 2007:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	430,453	$29.06
Granted	165,000	54.17
Exercised	5,575	26.61	$130,931
Expired/Forfeited	—	—
Outstanding June 30	589,878	36.11	6,908,350
Exercisable at June 30	358,003	30.71	5,505,407

The intrinsic value presented in the table above measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At June 30, 2007, the closing share price was $45.35 and was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Options having an exercise price in excess of the June 30, 2007 closing price have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options are 7.1 and 7.8 years, respectively.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended June 30, 2007
Real estate rental operations:
Revenue	$27,550	$9,385	$142	$37,077
Expenses	(5,565)	(2,419)	—	(7,984)

Income from real estate	21,985	6,966	142	29,093
Interest expense & amortization of deferred debt	—	—	(8,325)	(8,325)
General and administrative	—	—	(3,188)	(3,188)

Subtotal	21,985	6,966	(11,371)	17,580
Depreciation and amortization of deferred leasing costs	(4,413)	(2,090)	—	(6,503)
Minority interests	—	—	(2,151)	(2,151)

Net income	$17,572	$4,876	$(13,522)	$8,926

Capital investment	$9,012	$323	$2,857	$12,192

Total assets	$541,963	$128,512	$36,392	$706,867

Quarter ended June 30, 2006
Real estate rental operations:
Revenue	$24,852	$8,797	$99	$33,748
Expenses	(4,848)	(2,216)	—	(7,064)

Income from real estate	20,004	6,581	99	26,684
Interest expense & amortization of deferred debt	—	—	(8,072)	(8,072)
General and administrative	—	—	(2,564)	(2,564)

Subtotal	20,004	6,581	(10,537)	16,048
Depreciation and amortization of deferred leasing costs	(4,401)	(1,999)	—	(6,400)
Minority interests	—	—	(1,851)	(1,851)

Net income	$15,603	$4,582	$(12,388)	$7,797

Capital investment	$25,880	$914	$625	$27,419

Total assets	$516,549	$133,466	$24,614	$674,629

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2007
Real estate rental operations:
Revenue	$54,741	$18,782	$238	$73,761
Expenses	(11,532)	(4,895)	—	(16,427)

Income from real estate	43,209	13,887	238	57,334
Interest expense & amortization of deferred debt	—	—	(16,619)	(16,619)
General and administrative	—	—	(5,678)	(5,678)

Subtotal	43,209	13,887	(22,059)	35,037
Depreciation and amortization of deferred leasing costs	(8,839)	(4,112)	—	(12,951)
Minority interests	—	—	(4,286)	(4,286)

Net income	$34,370	$9,775	$(26,345)	$17,800

Capital investment	$13,626	$827	$4,277	$18,730

Total assets	$541,963	$128,512	$36,392	$706,867

Six months ended June 30, 2006
Real estate rental operations:
Revenue	$49,391	$17,657	$167	$67,215
Expenses	(9,740)	(4,424)	—	(14,164)

Income from real estate	39,651	13,233	167	53,051
Interest expense & amortization of deferred debt	—	—	(16,091)	(16,091)
General and administrative	—	—	(5,027)	(5,027)

Subtotal	39,651	13,233	(20,951)	31,933
Depreciation and amortization of deferred leasing costs	(8,828)	(3,948)	—	(12,776)
Minority interests	—	—	(3,653)	(3,653)

Net income	$30,823	$9,285	$(24,604)	$15,504

Capital investment	$40,192	$1,068	$1,053	$42,313

Total assets	$516,549	$133,466	$24,614	$674,629

11.	Subsequent Events

On July 19, 2007, the Company acquired the 88,000 square foot Orchard Park Shopping Center located in the Dunwoody community of metropolitan Atlanta, Georgia. The center is the Company’s third neighborhood shopping center in the Atlanta area, and was purchased for $17,000,000. Orchard Park was constructed in 1981, is 98.7% leased and is anchored by a 55,000 square foot Kroger supermarket.

Item 2.	Management’s Discussion a nd Analysis of Financial Condition and Results of Operations

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2007 and for the three and six month periods ended June 30, 2007.

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

Results of Op erations

Quarter ended June 30, 2007 compared to quarter ended June 30, 2006

Revenue

	Quarters ended June 30,		2007 to 2006 Change
(Dollars in thousands)	2007	2006	$	%
Base rent	$29,531	$27,190	$2,341	8.6%
Expense recoveries	6,282	5,407	875	16.2%
Percentage rent	312	272	40	14.7%
Other	952	879	73	8.3%

Total revenue	$37,077	$33,748	$3,329	9.9%

Total revenue increased 9.9% in the quarter ended June 30, 2007 (“2007 Quarter”) compared to the corresponding prior year’s quarter (“2006 Quarter”). The revenue increase for the 2007 Quarter resulted primarily from the operations of two newly developed properties and an acquisition property whose operating results are included in the current quarter but not fully in the corresponding prior year’s results. The development properties (Broadlands Village III and Lansdowne Town Center) and the acquisition property (Hunt Club Corners) together defined as the “Development and Acquisition Properties,” contributed $1,718,000 of the revenue increase. Improved operating results at the remaining properties contributed $1,567,000 of the quarter over quarter revenue growth. Increased interest income provided the balance of the 2007 quarter’s revenue increase ($44,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2007 Quarter versus the 2006 Quarter was primarily attributable to leases in effect at the Development and Acquisition Properties (63.5% or

approximately $1,487,000). The leasing of space at Van Ness Square, Washington Square, Beacon Center, Thruway and Ashburn Village substantially accounted for the balance of the increase (34.4% or approximately $806,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the core operating properties (75.0% or approximately $656,000). The Development and Acquisition Properties contributed the balance of the increase (25.0% or approximately $219,000).

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2007 Quarter increased due to timing differences in the submission of sales reports used to calculate percentage rent by a tenant at Beacon Center (62.5% or approximately $25,000). Net increases in percentage rent at several other properties contributed toward the overall percentage rent increase.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue for the 2007 Quarter increased due to increased interest income from short-term investments (60.3% or approximately $44,000). Increased lease termination payments received from former tenants at Lumberton and The Glen, offset in part by a payment received in the prior year period by a tenant at Van Ness Square contributed the balance of the increase in other revenue.

Operating Expenses

	Quarters ended June 30,		2007 to 2006 Change
(Dollars in thousands)	2007	2006	$	%
Property operating expenses	$4,343	$3,963	$380	9.6%
Provision for credit losses	103	107	(4)	-3.7%
Real estate taxes	3,538	2,994	544	18.2%
Interest expense and amortization of deferred debt	8,325	8,072	253	3.1%
Depreciation and amortization of leasing costs	6,503	6,400	103	1.6%
General and administrative	3,188	2,564	624	24.3%

Total operating expenses	$26,000	$24,100	$1,900	7.9%

Increases in operating expenses resulted primarily from operating and financing the Development and Acquisition Properties and to a lesser extent, expense increases to operate the balance of Company’s Current Portfolio Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The most significant cause of the property operating expense increase was increased property operating expenses for the Development and Acquisition Properties (67.6% or approximately $257,000). The balance of the increase represents a 3.1% increase in property operating expenses for the remainder of the Company’s Current Portfolio Properties.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The amount reported in each quarter represents only three tenths of one percent (0.3%) of total revenue for each quarter, an indication of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes for the 2007 Quarter versus the 2006 Quarter was largely impacted by increased assessments at the Company’s core properties, primarily 601 Pennsylvania Avenue, White Oak, Countryside, Ashburn Village and The Glen (60.5% or approximately $329,000). The Development and Acquisition Properties also contributed toward the increase (16.4% or approximately $89,000). The balance of the increase represents an approximately 5.4% quarter over quarter increase in real estate taxes for the remainder of the Company’s Current Portfolio Properties.

Interest and amortization of deferred debt. Interest expense increased in the 2007 Quarter versus the 2006 Quarter due to increased borrowing for the Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $9,700,000 resulted from financing the Development and Acquisition Properties and construction in progress (approximately $166,000 increase in interest expense). Interest was capitalized as a cost of construction and development projects during the 2007 and 2006 Quarters in the amounts of $764,000 and $897,000, respectively (approximately $133,000 increase in interest expense). Deferred debt cost amortization was $278,000 and $272,000, for the 2007 and 2006 Quarters, respectively (approximately $6,000 increase).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. General and administrative expenses increased for the 2007 Quarter compared to the 2006 Quarter, primarily due to increased payroll expenses (approximately $186,000 or 29.8%), non-cash option expenses (approximately $180,000 or 28.8%) and state income taxes (approximately $103,000 or 16.5%).

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue

	Six months ended June 30,		2007 to 2006 Change
(Dollars in thousands)	2007	2006	$	%
Base rent	$58,552	$54,090	$4,462	8.2%
Expense recoveries	12,880	10,920	1,960	17.9%
Percentage rent	514	598	(84)	-14.0%
Other	1,815	1,607	208	12.9%

Total revenue	$73,761	$67,215	$6,546	9.7%

Total revenue increased 9.7% in the six month period ended June 30, 2007 (“2007 Period”) compared to the corresponding prior year’s period (“2006 Period”). The revenue increase for the 2007 Period resulted primarily from the operations of two newly developed properties and two acquisition properties whose operating results are included in the current period but not fully in the corresponding prior year’s results. The development properties (Broadlands Village III and Lansdowne Town Center) and the acquisition properties (Smallwood Village Center and Hunt Club Corners) together defined as the “Development and Acquisition Properties,” contributed $3,139,000 of the revenue increase. Improved operating results at the remaining properties contributed $3,335,000 of the period over period revenue growth. Increased interest income provided the balance of the 2007 period’s revenue increase ($72,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2007 Period versus the 2006 Period was primarily attributable to leases in effect at the Development and Acquisition Properties (60.0% or approximately $2,675,000). The leasing of space at Washington Square, Beacon Center, Van Ness Square, Thruway, Ashburn Village, Ravenwood and Olde Forte Village substantially accounted for the balance of the increase (33.2% or approximately $1,482,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income resulted from billings to tenants for their share of increased property operating expenses, particularly snow removal costs, (40.3% or approximately $790,000) and increased real estate tax expense (37.1% or approximately $728,000) throughout the core operating properties. The Development and Acquisition Properties contributed the balance of the increase (22.6% or approximately $442,000).

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2007 Period decreased due to a decline in sales reported by a tenant at two of the Shopping Centers of approximately $119,000. The decrease was partially offset by net increases in percentage rent at several other properties.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue increased due to increased interest income from short-term investments (34.6% or approximately $72,000), increased parking revenue in the office portfolio (26.0% or approximately $54,000) and increased lease termination fees (20.7% or approximately $43,000).

Operating Expenses

	Six months ended June 30,		2007 to 2006 Change
(Dollars in thousands)	2007	2006	$	%
Property operating expenses	$9,148	$7,931	$1,217	15.3%
Provision for credit losses	215	187	28	15.0%
Real estate taxes	7,064	6,046	1,018	16.8%
Interest expense and amortization of deferred debt	16,619	16,091	528	3.3%
Depreciation and amortization of leasing costs	12,951	12,776	175	1.4%
General and administrative	5,678	5,027	651	13.0%

Total operating expenses	$51,675	$48,058	$3,617	7.5%

Increases in operating expenses resulted primarily from operating and financing the Development and Acquisition Properties and to a lesser extent, expense increases to operate the balance of Company’s Current Portfolio Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The property operating expense increase was caused by the addition of property operating expenses for the Development and Acquisition Properties (50.9% or approximately $619,000) and increased snow removal costs due to severe winter storms experienced during the 2007 Period (38.0% or approximately $463,000). The balance of the increase represents a 1.8% increase in property operating expenses for the remainder of the Company’s Current Portfolio Properties.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses represents only three tenths of one percent (0.3%) of total revenue for the 2007 and 2006 Periods, an indication of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes for the 2007 Period versus the 2006 Period was largely impacted by increased assessments at the Company’s core properties, primarily 601 Pennsylvania Avenue, White Oak, Countryside, Ashburn Village and The Glen (52.7% or approximately $536,000). The Development and Acquisition Properties also contributed toward the increase (20.1% or approximately $205,000). The balance of the increase represents an approximately 6.1% period over period increase in real estate taxes for the remainder of the Company’s Current Portfolio Properties.

Interest and amortization of deferred debt. Interest expense increased in the 2007 Period versus the 2006 Period due to increased borrowing for the Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $15,900,000 ($13,300,000 variable rate line of credit borrowing and $2,600,000 fixed rate mortgage loan balances) resulted from financing the Development and Acquisition Properties and construction in progress (approximately $544,000 increase in interest expense). Interest was capitalized as a cost of construction and development projects during the 2007 and 2006 Periods in the amounts of $1,624,000 and $1,652,000, respectively (approximately $28,000 increase in interest expense). Deferred debt cost amortization was $554,000 and $540,000, for the 2007 and 2006 Periods, respectively (approximately $14,000 increase).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. General and administrative expenses increased for the 2007 Period compared to the 2006 Period, primarily due to increased payroll expenses (approximately $291,000 or 44.7%), non-cash option expenses (approximately $172,000 or 26.4%) and data processing expenses (approximately $84,000 or 12.9%).

Liquidity and Capital Resources

Cash and cash equivalents were $11,535,000 and $3,045,000 at June 30, 2007 and 2006, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Cash provided by operating activities	$36,815	$32,956
Cash used by investing activities	(18,730)	(42,313)
Cash (used) provided by financing activities	(14,611)	4,395

Increase (decrease) in cash	$3,474	$(4,962)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for 2007 primarily reflect the development and construction costs of new properties (Lansdowne Towne Center, Ashburn Village V, Ashland Square and Clarendon Center), and the construction costs of redevelopments (Seven Corners). Investing activities for 2006 primarily reflect the acquisition of a property (Smallwood Village Center), the development and construction costs of new properties (Lansdowne Towne Center, Broadlands Village III, Ashland Square and Clarendon Center), and the construction costs of redevelopments (Ravenwood). Tenant improvement and property capital expenditures totaled $3,863,000 and $8,392,000, for the 2007 and 2006 periods, respectively.

Financing Activities

Cash used by financing activities for the period ended June 30, 2007 primarily reflects:

•	the repayment of mortgage note payable borrowings totaling $7,098,000;

•	repayments of $35,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $14,961,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $4,658,000;

•	distributions made to preferred stockholders during the period totaling $4,000,000; and

•	payments of $493,000 for financing costs of mortgage notes payable;

which was partially offset by:

•	Proceeds of $40,000,000 received from mortgage notes payable originated during the period; and

•	Proceeds of $11,599,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program.

Cash provided by financing activities for the period ended June 30, 2006 primarily reflects:

•	Proceeds of $20,000,000 received from advances provided by the revolving credit facility during the period;

•	Proceeds of $10,500,000 received from mortgage notes payable originated during the period;

•	Proceeds of $4,126,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program; and

•	Proceeds of $4,001,000 received from the issuance of convertible limited partnership interests in the Operating Partnership;

which was substantially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $6,523,000;

•	repayments of $4,500,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $14,215,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $4,484,000;

•	distributions made to preferred stockholders during the period totaling $4,000,000; and

•	payment of $510,000 for financing costs of new mortgage loans.

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

As of June 30, 2007, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)
July 1 through December 31, 2007	$7,588
2008	16,015
2009	17,237
2010	18,521
2011	82,138
2012	110,343
Thereafter	268,503

$520,345

Management believes that the Company’s capital resources, which at June 30, 2007 included cash balances of approximately $11.5 million and borrowing availability of $87.9 million on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future. The Company may also borrow an additional $60.0 million on its revolving credit line for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 217,312 and 79,211 shares under the Plan at a weighted average discounted price of $51.92 and $37.60 per share, during the six month periods ended June 30,

2007 and 2006, respectively. The Company also credited 3,406 and 4,243 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $51.91 and $37.70 per share, during the six month periods ended June 30, 2007 and 2006, respectively.

Additionally, the Operating Partnership issued 106,157 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $37.69 per share during the six month period ended June 30, 2006. No units were issued during the six months ended June 30, 2007.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2007.

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

The Company maintains a $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The credit facility has a three-year term expiring January 27, 2008 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until January 27, 2007, certain or all of the lenders may, upon request by the Company and payment of certain fees, increase the revolving credit facility line by up to $50,000,000. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. As of June 30, 2007, no borrowing were outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of June 30, 2007, the material covenants required the Company, on a consolidated basis, to:

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

As of June 30, 2007, the Company was in compliance with all such covenants.

On May 30, 2007, the Company closed on a new 15-year, fixed-rate mortgage financing in the amount of $40,000,000, secured by Lansdowne Town Center. The loan matures June 10, 2022, requires equal monthly principal and interest payments of $230,137, based upon a 5.62% interest rate and 30-year principal amortization, and requires a final payment of $28,177,000 at maturity.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter ended June 30, 2007, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $15,580,000, representing a 10.9% increase over the comparative 2006 Period’s FFO available to common shareholders. For the six month period ended June 30, 2007, the Company reported FFO available to common shareholders of $31,037,000, representing an 11.1% increase over the comparative 2006 Period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

	Quarter ended June 30,		Six months ended June 30,
(Amounts in thousands)	2007	2006	2007	2006
Net income	$8,926	$7,797	$17,800	$15,504
Add:
Depreciation & amortization of real property	6,503	6,400	12,951	12,776
Minority interests	2,151	1,851	4,286	3,653

FFO	17,580	16,048	35,037	31,933
Subtract:
Preferred stock dividends	(2,000)	(2,000)	(4,000)	(4,000)

FFO available to common stockholders	$15,580	$14,048	$31,037	$27,933

Average shares & units used to compute FFO per share	23,124	22,525	23,079	22,468

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as a indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Broadlands Village, Ravenwood and Ashburn Village. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2005, 2006 and the six months ended June 30, 2007.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The center was 100% leased at June 30, 2007. During the second quarter of 2006, the Company substantially completed construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Development costs for this phase totaled approximately $7.5 million. All of the new space was leased and all tenants were in occupancy by December 31, 2006.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company received site plan approval from Prince William County during the third quarter of 2006 to develop approximately 125,000 square feet of retail space. Approvals for an additional 35,000 square feet of commercial space are expected to be received in 2007. During the third quarter of 2006, the Company commenced site work consisting primarily of clearing, grading and site utility construction. A lease has been executed with Chevy Chase Bank for a branch to be built on a pad site. The bank branch is under construction, with completion anticipated later this year. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In late 2006, the Company substantially completed construction of an approximately 188,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Project costs, upon completion of final tenant improvements, are expected to total approximately $41.5 million. The project was 91% leased as of June 30, 2007 and 83% of the space was in operation at that time (approximately 156,000 square feet of retail and office space). Substantially all of the retail space is in operation, while the second floor office space is expected to be substantially operational by the end of 2007 (38,000 square feet).

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center was 78% leased at June 30, 2007 and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The Company is in the process of obtaining permits for a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade. A construction timetable has yet to be established.

Ravenwood

In June 2006, the Company substantially completed construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. All of the new space is leased and all of the tenants were in occupancy at June 30, 2007. Development costs totaled approximately $2.2 million.

Lexington Center

On September 29, 2005, the Company announced the resolution of a land use dispute at Lexington Mall, allowing increased flexibility in future development rights for its property. The Company and the land owner of the adjacent 16 acre site, have resolved a dispute arising from a reciprocal easement agreement governing land use between the two owners. The parties have now executed a new land use agreement which grants each other the flexibility to improve its property. The Company also reached an agreement with Dillard’s to terminate its lease, without consideration exchanged by either party. The Dillard’s store closed during October 2005. The departure of Dillard’s now leaves the mall vacant and combined with the new land use agreement, expands potential redevelopment options. The Company has engaged land planners and architects to prepare conceptual designs for the shopping center’s development and is marketing the site to prospective retailers.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 100% leased at June 30, 2007 and was acquired for a purchase price of $11.1 million.

Ashburn Village-Phase V

The Company completed construction during the fourth quarter of 2006 of a 10,000 square foot shop space expansion to the Ashburn Village shopping center located in Loudoun County, Virginia. The space was 100% leased and operating at June 30, 2007. Development costs totaled approximately $2.2 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 50,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The Company has engaged architects and engineers and has substantially completed construction documents. A development timetable has not yet been finalized.

Westview Village

In January 2006, the Company contracted to purchase a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price is $5.0 million and the closing of this land purchase is subject to the seller’s completion of certain site work. Construction documents have been completed for development of a approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and has executed leases for 5,003 square feet of the retail space. The Company expects to commence construction upon closing of the land acquisition, subject to certain seller closing conditions being met, anticipated later in 2007.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended June 30, 2007 and 2006, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of June 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2007	42	5	6,708,000	1,206,000	95.7%	96.0%
2006	41	5	6,481,000	1,206,000	96.6%	96.9%

The 2007 shopping center leasing percentage decreased primarily due to the departure of a 32,000 square foot local grocery anchor at Belvedere.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company is exposed to interest rate fluctuations primarily as a result of any variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. Interest rate fluctuations would affect the Company’s annual interest expense on its variable rate debt. However, as of June 30, 2007, the Company had no variable rate indebtedness. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of June 30, 2007, the Company had fixed rate indebtedness totaling $520,345,000. If interest rates on the Company’s fixed rate debt instruments at June 30, 2007 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $27,096,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

During the three months ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to Item 1A. Risk Factors, as presented in the 2006 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

92,477 shares were acquired at a price of $51.60 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2007 dividend distribution.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 27, 2007, the Company held its Annual Meeting of Stockholders, at which Paul X. Kelley, Charles R. Longsworth, Patrick F. Noonan and B. Francis Saul III were reelected to the Board of Directors for three year terms expiring at the 2010 Annual Meeting. The terms of the remaining Board members did not expire as of the April 27, 2007 meeting and those individuals continue as directors of the Company. Holders of 16,470,643 shares of the Company’s common stock voted in person at the meeting or by proxy (representing 95.5% of outstanding shares) as follows; Mr. Kelley: in favor 16,412,676, withheld 57,967. Mr. Longsworth: in favor 16,414,899, withheld 55,744. Mr. Noonan: in favor 16,417,960, withheld 52,683. Mr. Saul III: in favor 16,410,342, withheld 60,301. In addition, 16,418,608 voted in favor, 22,899 voted against and 29,136 abstained for ratification of Ernst & Young LLP as independent public accountants.

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

SAUL CENTERS, INC.
(Registrant)

Date: August 9, 2007	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: August 9, 2007	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: August 9, 2007	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)