Form 10-Q
period 2007-09-30
SAUL CENTERS INC
filed 2007-11-09
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

COMMISSION FILE NUMBER 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Bethesda, Maryland	20814
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (301) 986-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

Number of shares of common stock, par value $0.01 per share outstanding as of November 9, 2007: 17,744,000

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2006, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30 2007	December 31 2006
	(Unaudited)
Assets
Real estate investments
Land	$166,336	$154,047
Buildings and equipment	669,415	631,797
Construction in progress	45,895	56,017

	881,646	841,861
Accumulated depreciation	(229,055)	(214,210)

	652,591	627,651
Cash and cash equivalents	7,043	8,061
Accounts receivable and accrued income, net	32,952	33,248
Deferred leasing costs, net	16,783	18,137
Prepaid expenses, net	4,146	2,507
Deferred debt costs, net	5,186	5,328
Other assets	6,322	5,605

Total assets	$725,023	$700,537

Liabilities
Mortgage notes payable	$528,604	$487,443
Revolving credit facility outstanding	—	35,000
Dividends and distributions payable	12,876	11,558
Accounts payable, accrued expenses and other liabilities	15,109	16,409
Deferred income	14,813	12,251

Total liabilities	571,402	562,661

Minority interests	5,091	5,785

Stockholders' equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,723,240 and 17,341,441 shares issued and outstanding, respectively	177	173
Additional paid-in capital	160,305	141,554
Accumulated deficit	(111,952)	(109,636)

Total stockholders’ equity	148,530	132,091

Total liabilities and stockholders’ equity	$725,023	$700,537

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Base rent	$30,064	$27,736	$88,616	$81,826
Expense recoveries	6,638	5,802	19,518	16,722
Percentage rent	249	326	763	924
Other	1,063	996	2,878	2,603

Total revenue	38,014	34,860	111,775	102,075

Operating expenses
Property operating expenses	4,777	4,264	13,925	12,195
Provision for credit losses	65	115	280	302
Real estate taxes	3,558	3,129	10,622	9,175
Interest expense and amortization of deferred debt	8,497	8,145	25,116	24,236
Depreciation and amortization of deferred leasing costs	6,525	6,463	19,476	19,239
General and administrative	2,636	2,416	8,314	7,443

Total operating expenses	26,058	24,532	77,733	72,590

Operating income before minority interests	11,956	10,328	34,042	29,485

Minority interests
Minority share of income	(2,332)	(2,007)	(6,618)	(5,660)

Net income	9,624	8,321	27,424	23,825

Preferred dividends	(2,000)	(2,000)	(6,000)	(6,000)

Net income available to common stockholders	$7,624	$6,321	$21,424	$17,825

Per share net income available to common stockholders
Basic	$0.43	$0.37	$1.22	$1.05

Diluted	$0.43	$0.37	$1.21	$1.04

Distributions declared per common share outstanding	$0.47	$0.42	$1.35	$1.26

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders' equity:
Balance, December 31, 2006	$100,000	$173	$141,554	$(109,636)	$132,091

Issuance of 108,888 shares of common stock:
107,553 shares due to dividend reinvestment plan	—	2	5,612	—	5,614
1,335 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	131	—	131
Net income	—	—	—	8,874	8,874
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.44 per share)	—	—	—	(7,678)	(7,678)

Balance, March 31, 2007	100,000	175	147,297	(110,440)	137,032

Issuance of 122,379 shares of common stock:
113,165 shares due to dividend reinvestment plan	—	1	5,837	—	5,838
9,214 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	736	—	736
Net income	—	—	—	8,926	8,926
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.44 per share)	—	—	—	(7,732)	(7,732)

Balance, June 30, 2007	100,000	176	153,870	(111,246)	142,800

Issuance of 150,532 shares of common stock:
148,651 shares due to dividend reinvestment plan	—	1	6,230	—	6,231
1,881 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	205	—	205
Net income	—	—	—	9,624	9,624
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Distributions payable common stock ($0.47 per share)	—	—	—	(8,330)	(8,330)

Balance, September 30, 2007	$100,000	$177	$160,305	$(111,952)	$148,530

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$27,424	$23,825
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	6,618	5,660
Depreciation and amortization of deferred leasing costs	19,476	19,239
Amortization of deferred debt costs	840	814
Non cash compensation costs from stock grants and options	923	701
Provision for credit losses	280	302
Decrease (increase) in accounts receivable and accrued income	16	(1,352)
Increase in deferred leasing costs	(2,029)	(1,953)
Increase in prepaid expenses	(1,639)	(1,421)
Increase in other assets	(717)	(704)
Increase in accounts payable, accrued expenses and other liabilities	2,581	2,723
Decrease in deferred income	(543)	(85)

Net cash provided by operating activities	53,230	47,749

Cash flows from investing activities:
Acquisitions of real estate investments, net	(18,613)	(17,618)
Additions to real estate investments	(5,963)	(9,848)
Additions to development and redevelopment activities	(17,233)	(28,921)

Net cash used in investing activities	(41,809)	(56,387)

Cash flows from financing activities:
Proceeds from notes payable	52,000	17,500
Repayments on notes payable	(10,839)	(9,868)
Proceeds from revolving credit facility	12,000	27,000
Repayments on revolving credit facility	(47,000)	(6,500)
Additions to deferred debt costs	(698)	(534)
Proceeds from the issuance of:
Common Stock	17,832	10,662
Convertible limited partnership units in the Operating Partnership	—	4,001
Distributions to:
Preferred stockholders	(6,000)	(6,000)
Common stockholders	(22,693)	(21,357)
Convertible limited partnership units in the Operating Partnership	(7,041)	(6,759)

Net cash (used) provided by financing activities	(12,439)	8,145

Net decrease in cash and cash equivalents	(1,018)	(493)
Cash and cash equivalents, beginning of period	8,061	8,007

Cash and cash equivalents, end of period	$7,043	$7,514

The accompanying notes are an integral part of these statements

1.	Organization, Formation and Structure

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

The following table lists the properties acquired and/or developed by the Company since December 31, 2004. All of the following properties are operating shopping centers (“Shopping Centers”).

Name of Property	Location	Square Footage	Date of Acquisition/ Development
Acquisitions
Palm Springs Center	Altamonte Springs, FL	126,000	2005
Jamestown Place	Altamonte Springs, FL	96,000	2005
Seabreeze Plaza	Palm Harbor, FL	147,000	2005
Smallwood Village Center	Waldorf, MD	198,000	2006
Hunt Club Corners	Apopka, FL	101,000	2006
Orchard Park	Dunwoody, GA	88,000	2007

Developments
Kentlands Place	Gaithersburg, MD	41,000	2005
Broadlands Village Phase III	Ashburn, VA	22,000	2006
Lansdowne Town Center	Leesburg, VA	188,000	2006/7

As of September 30, 2007, the Company’s properties (the “Current Portfolio Properties”) consisted of 43 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of September 30, 2007, twenty-eight of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.0% of the total gross leasable area. Only two retail tenants, Giant Food (4.6%), a tenant at nine Shopping Centers and Safeway (2.9%), a tenant at seven Shopping Centers and one office tenant, the United States Government (2.8%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the nine months ended September 30, 2007.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2006, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $2,341,000 and $2,719,000, for the nine month periods ended September 30, 2007 and 2006, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled $15,906,000 and $15,049,000, for the nine month periods ended September 30, 2007 and 2006, respectively. Repair and maintenance expense, included in property operating expenses for the nine month periods ended September 30, 2007 and 2006, was $6,664,000 and $5,584,000, respectively.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $16,783,000 and $18,137,000, net of accumulated amortization of $14,030,000 and $13,308,000, as of September 30, 2007 and December 31, 2006, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $3,570,000 and $4,190,000, for the nine months ended September 30, 2007 and 2006, respectively. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2007 and December 31, 2006 are as follows:

Construction in Progress

(Dollars in thousands)	September 30, 2007	December 31, 2006
Clarendon Center	$25,870	$20,431
Lansdowne Town Center	3,494	19,972
Ashland Square	10,778	8,878
Ashburn Village Phase V	—	1,846
Lexington Center	2,722	2,480
Other	3,031	2,410

Total	$45,895	$56,017

As of September 30, 2007 and December 31, 2006, 91% and 45% of Lansdowne Town Center’s leasable area had been placed in operation, respectively (approximately 173,000 and 85,000 square feet of space, respectively). The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of September 30, 2007 and December 31, 2006 for the remaining 9% and 55% of the project, respectively.

As of September 30, 2007, all of the Ashburn Village Phase V leasable area has been placed in operation (approximately 10,400 square feet). The development costs related to this area in operation have been classified to buildings.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $376,000 and $479,000, at September 30, 2007 and December 31, 2006, respectively.

In addition to amounts due currently, accounts receivable includes accrued income of $24,666,000 and $23,341,000, at September 30, 2007 and December 31, 2006, respectively, representing the cumulative difference between minimum rental income recognized on a straight-line basis and contractual payments due under the terms of respective tenant leases. These amounts are presented after netting allowances of $66,000 and $213,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are capitalized and amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,186,000 and $5,328,000, and are presented net of accumulated amortization of $5,084,000 and $4,244,000, at September 30, 2007 and December 31, 2006, respectively.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2007 reporting year. The Company has evaluated the impact that FIN 48 has on the Company’s financial statements, and as of January 1, 2007, has determined that the adoption of FIN 48 did not impact its financial condition or results of operations. Further, as of September 30, 2007, the Company had no material unrecognized tax benefits. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2003.

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

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of September 30, 2007, 213,000 shares had been allocated to the directors pursuant to the deferred compensation plans.

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

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.6% common interest as of September 30, 2007. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

Per Share Data

Per share data is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. With the exception of the options granted in 2007, the options are dilutive because the average share price of the Company’s common stock exceeds the exercise prices. The treasury stock method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding

(In thousands)	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding-Basic	17,674	17,118	17,540	17,008
Effect of dilutive options	157	148	179	144

Weighted average common shares outstanding-Diluted	17,831	17,266	17,719	17,152

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). The adoption of SFAS No. 157 is required for the year beginning January 1, 2008. The Company does not expect SFAS No. 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a material impact on its financial statements.

3.	Real Estate Acquired

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC. The center is 71% leased as of September 30, 2007 and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The obligation assumed was treated as a non-cash acquisition in the Statement of Cash Flows. The Company has determined that the terms of the assumed mortgage did not materially differ from existing market rates and that the loan was fairly valued at acquisition.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, FL. The center is 100% leased as of September 30, 2007 and was acquired for a purchase price of $11.1 million.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, GA. The center is 98% leased as of September 30, 2007 and was acquired for a purchase price of $17.0 million.

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

4.	Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 23.4% limited partnership interest, represented by 5,416,000 convertible limited partnership units, in the Operating Partnership, as of September 30, 2007. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”).

The Operating Partnership issued 106,157 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $37.69 per share during the nine month period ended September 30, 2006. No units were issued during the corresponding 2007 period.

The impact of The Saul Organization’s 23.4% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the nine months ended September 30, 2007 and 2006, were 23,135,000 and 22,539,000, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled $528,604,000 at September 30, 2007, all of which was fixed rate mortgage debt. No balance was outstanding on the Company’s variable rate, $150,000,000 unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, has a three-year term expiring on January 27, 2008 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option.

Loan availability under the facility is determined by operating income from the Company’s existing unencumbered properties. Based upon the terms of the facility, the unencumbered properties support line availability of $91,000,000, of which $1,627,000 has been issued under letters of credit, leaving $89,373,000 available for working capital uses. An additional $59,000,000 could become available for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

During the second quarter of 2007, Saul Centers was released as a guarantor for a portion of one of the Partnerships’ mortgage notes payable totaling $4,500,000. The guarantee was released upon the achievement of specified leasing thresholds at a recently redeveloped property. Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The mortgage notes payable are all non-recourse debt.

On August 15, 2007, the Company closed on a new 15-year, fixed-rate mortgage financing in the amount of $12,000,000, secured by Orchard Park. The loan matures September 5, 2022, requires equal monthly principal and interest payments of $72,565, based upon a 6.08% interest rate and 30-year principal amortization, and requires a final payment of $8,628,000 at maturity.

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

At September 30, 2007, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)
October 1 through December 31, 2007	$3,881
2008	16,162
2009	17,393
2010	18,688
2011	82,315
2012	110,531
Thereafter	279,634

$528,604

Interest expense and amortization of deferred debt costs for the quarter ended September 30, 2007 and 2006, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

	Quarter ended September 30,		Nine mos. ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Interest incurred	$8,928	$8,938	$26,617	$26,141
Amortization of deferred debt costs	286	274	840	814
Capitalized interest	(717)	(1,067)	(2,341)	(2,719)

	$8,497	$8,145	$25,116	$24,236

6.	Stockholders’ Equity and Minority Interests

The Consolidated Statement of Operations for the three months ended September 30, 2007 and September 30, 2006, includes a charge for minority interests of $2,332,000 and $2,007,000, respectively, and $6,618,000 and $5,660,000, respectively, for the nine months ended September 30, all representing The Saul Organization’s limited partnership interest share of net income for each quarter and period.

7.	Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 17 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $2,144,000 and $1,575,000, for the nine months ended September 30, 2007 and 2006, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of September 30, 2007, approximately $6,947,000 was held in deposit in these accounts.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $253,000 and $226,000, for the nine months ended September 30, 2007 and 2006, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled $72,000 and $55,000, for the nine months ended September 30, 2007 and 2006, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $794,000 and $709,000 at September 30, 2007 and December 31, 2006, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and depending upon the service, is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2007 and 2006, which included rental expense for the Company’s headquarters lease, totaled $3,478,000 and $2,941,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of September 30, 2007 and December 31, 2006, accounts payable, accrued expenses and other liabilities included $291,000 and $255,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the above described Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the nine months ended September 30, 2007 and 2006 were $651,000 and $571,000, respectively, and are included in general and administrative expense.

On January 12, 2006, the Company agreed to final terms of a contract to purchase a 10.4 acre site in Frederick, Maryland, from a subsidiary of Chevy Chase Bank, for $5,000,000. The Company plans to develop this property into a shopping center. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank. The parties anticipate closing on the transaction later in 2007.

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

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2007:

Stock options issued to officers

	Officers				Subtotal
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007
Total grant	220,000	122,500	132,500	135,000	610,000
Vested	220,000	91,875	66,250	—	378,125
Exercised	81,422	25,625	5,625	—	112,672
Forfeited	7,500	7,500	11,250	—	26,250
Exercisable at Sep. 30, 2007	131,078	58,750	49,375	—	239,203
Remaining unexercised	131,078	89,375	115,625	135,000	471,078

Exercise price	$24.91	$25.78	$33.22	$54.17
Volatility	0.175	0.183	0.207	0.233
Expected life (years)	7.0	7.0	8.0	6.5
Assumed yield	7.00%	5.75%	6.37%	4.13%
Risk-free rate	4.00%	4.05%	4.15%	4.61%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223
Expensed in previous years	292,843	190,208	164,460	—	647,511
Forfeited options	11,325	17,925	35,100	—	64,350
Expensed during nine months ended Sep. 30, 2007	28,032	48,180	68,737	131,130	276,079
Future expense	—	$36,462	$145,103	$1,127,718	$1,309,283

Stock options issued to directors and grand totals

	Directors				Subtotal	Grand Totals
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007
Total grant	30,000	30,000	30,000	30,000	120,000	730,000
Vested	30,000	30,000	30,000	30,000	120,000	498,125
Exercised	1,200	—	—	—	1,200	113,872
Forfeited	—	—	—	—	—	26,250
Exercisable at Sep. 30, 2007	28,800	30,000	30,000	30,000	118,800	358,003
Remaining unexercised	28,800	30,000	30,000	30,000	118,800	589,878

Exercise price	$25.78	$33.22	$40.35	$54.17
Volatility	0.183	0.198	0.206	0.225
Expected life (years)	5.0	10.0	9.0	8.0
Assumed yield	5.75%	6.91%	5.93%	4.39%
Risk-free rate	3.57%	4.28%	5.11%	4.65%

Total value at grant date	$66,600	$71,100	$143,400	$285,300	$566,400	$2,863,623
Expensed in previous years	66,600	71,100	143,400	—	281,100	928,611
Forfeited options	—	—	—	—	—	64,350
Expensed during nine months ended Sep. 30, 2007	—	—	—	285,300	285,300	561,379
Future expense	—	—	—	—	—	1,309,283

Weighted average term of future expense (Officer and Director options)	3.3 yrs

The table below summarizes the option activity for the nine months ended September 30, 2007:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	430,453	$29.06
Granted	165,000	54.17
Exercised	5,575	26.61	$130,931
Expired/Forfeited	—	—
Outstanding September 30	589,878	36.11	9,521,350
Exercisable at September 30	358,003	30.71	7,522,625

The intrinsic value presented in the table above measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At September 28, 2007, the final trading day of the quarter ended September 30, 2007, the closing share price was $51.50 and was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Options having an exercise price in excess of the September 30, 2007 closing price have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options are 6.9 and 7.6 years, respectively.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended September 30, 2007
Real estate rental operations:
Revenue	$28,377	$9,522	$115	$38,014
Expenses	(5,875)	(2,525)	—	(8,400)

Income from real estate	22,502	6,997	115	29,614
Interest expense & amortization of deferred debt	—	—	(8,497)	(8,497)
General and administrative	—	—	(2,636)	(2,636)

Subtotal	22,502	6,997	(11,018)	18,481
Depreciation and amortization of deferred leasing costs	(4,509)	(2,016)	—	(6,525)
Minority interests	—	—	(2,332)	(2,332)

Net income	$17,993	$4,981	$(13,350)	$9,624

Capital investment	$21,468	$273	$1,337	$23,078

Total assets	$564,002	$127,087	$33,934	$725,023

Quarter ended September 30, 2006
Real estate rental operations:
Revenue	$25,612	$9,194	$54	$34,860
Expenses	(5,247)	(2,261)	—	(7,508)

Income from real estate	20,365	6,933	54	27,352
Interest expense & amortization of deferred debt	—	—	(8,145)	(8,145)
General and administrative	—	—	(2,416)	(2,416)

Subtotal	20,365	6,933	(10,507)	16,791
Depreciation and amortization of deferred leasing costs	(4,444)	(2,019)	—	(6,463)
Minority interests	—	—	(2,007)	(2,007)

Net income	$15,921	$4,914	$(12,514)	$8,321

Capital investment	$11,373	$1,616	$1,085	$14,074

Total assets	$527,955	$132,604	$29,180	$689,739

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2007
Real estate rental operations:
Revenue	$83,118	$28,304	$353	$111,775
Expenses	(17,407)	(7,420)	—	(24,827)

Income from real estate	65,711	20,884	353	86,948
Interest expense & amortization of deferred debt	—	—	(25,116)	(25,116)
General and administrative	—	—	(8,314)	(8,314)

Subtotal	65,711	20,884	(33,077)	53,518
Depreciation and amortization of deferred leasing costs	(13,348)	(6,128)	—	(19,476)
Minority interests	—	—	(6,618)	(6,618)

Net income	$52,363	$14,756	$(39,695)	$27,424

Capital investment	$35,094	$1,100	$5,614	$41,808

Total assets	$564,002	$127,087	$33,934	$725,023

Nine months ended September 30, 2006
Real estate rental operations:
Revenue	$75,004	$26,851	$220	$102,075
Expenses	(14,988)	(6,684)	—	(21,672)

Income from real estate	60,016	20,167	220	80,403
Interest expense & amortization of deferred debt	—	—	(24,236)	(24,236)
General and administrative	—	—	(7,443)	(7,443)

Subtotal	60,016	20,167	(31,459)	48,724
Depreciation and amortization of deferred leasing costs	(13,272)	(5,967)	—	(19,239)
Minority interests	—	—	(5,660)	(5,660)

Net income	$46,744	$14,200	$(37,119)	$23,825

Capital investment	$51,565	$2,684	$2,138	$56,387

Total assets	$527,955	$132,604	$29,180	$689,739

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2007 and for the three and nine month periods ended September 30, 2007.

Critical Accounting Policies

The Company’s accounting policies are in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Company’s financial statements and the reported amounts of revenue and expenses during the reporting periods. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. Below is a discussion of accounting policies which the Company considers critical in that they may require judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which the Company considers significant, including further discussion of the critical accounting policies described below, can be found in the notes to the Consolidated Financial Statements.

Real Estate Investments

Real estate investment properties are stated at historic cost basis less depreciation. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with U.S. GAAP, they do not report the current value of the Company’s real estate assets. The purchase price of real estate assets acquired is allocated between land, building and in-place acquired leases based on the relative fair values of the components at the date of acquisition. Buildings are depreciated on a straight-line basis over their estimated useful lives of 35 to 50 years. Intangibles associated with acquired in-place leases are amortized over the remaining base lease terms.

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

Results of Operations

Quarter ended September 30, 2007 compared to quarter ended September 30, 2006

Revenue

(Dollars in thousands)	Quarters ended September 30,		2007 to 2006 Change
	2007	2006	$	%
Base rent	$30,064	$27,736	$2,328	8.4%
Expense recoveries	6,638	5,802	836	14.4%
Percentage rent	249	326	(77)	-23.6%
Other	1,063	996	67	6.7%

Total revenue	$38,014	$34,860	$3,154	9.0%

Total revenue increased 9.0% in the quarter ended September 30, 2007 (“2007 Quarter”) compared to the corresponding prior year’s quarter (“2006 Quarter”). The revenue increase for the 2007 Quarter resulted primarily from the operations of two newly developed properties and a 2007 acquisition property. The development properties (Broadlands Village III and Lansdowne Town Center) and the acquisition property (Orchard Park) together defined as the “Development and Acquisition Properties,” contributed $2,103,000 of the revenue increase. Improved operating results at the remaining properties contributed $990,000 of the quarter over quarter revenue growth. Increased interest income provided the balance of the 2007 quarter’s revenue increase ($61,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2007 Quarter versus the 2006 Quarter was primarily attributable to leases in effect at the Development and Acquisition Properties (78.2% or approximately $1,821,000). Rental rate growth at Beacon Center and an expansion of Ashburn Village (10.8% or approximately $252,000), provided the largest contributions to the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the core operating properties (67.6% or approximately $565,000). The Development and Acquisition Properties contributed the balance of the increase (32.3% or approximately $270,000).

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2007 Quarter decreased due primarily to timing differences in the submission of sales reports used to calculate percentage rent by a tenant at Smallwood Village Center (58.4% or approximately $45,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue for the 2007 Quarter increased due primarily to increased interest income from short-term investments (91.0% or approximately $61,000).

Operating Expenses

(Dollars in thousands)	Quarters ended September 30,		2007 to 2006 Change
	2007	2006	$	%
Property operating expenses	$4,777	$4,264	$513	12.0%
Provision for credit losses	65	115	(50)	-43.5%
Real estate taxes	3,558	3,129	429	13.7%
Interest expense and amortization of deferred debt	8,497	8,145	352	4.3%
Depreciation and amortization of leasing costs	6,525	6,463	62	1.0%
General and administrative	2,636	2,416	220	9.1%

Total operating expenses	$26,058	$24,532	$1,526	6.2%

Increases in operating expenses resulted primarily from expense increases resulting from the operation of the Company’s Portfolio Properties owned and operated for over a year and to a lesser extent, operating and financing expenses of the Development and Acquisition Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Expenses required to operate the Development and Acquisition Properties (43.7% or approximately $224,000), increased property level professional fees (27.3% or approximately $140,000) and increased utility expense in the office portfolio (15.0% or approximately $77,000) produced the majority of the increase.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The amount reported in each quarter represents only three tenths of one percent (0.3%) or lower of total revenue for each quarter, an indication of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes for the 2007 Quarter versus the 2006 Quarter was largely impacted by increased assessments at several of the Company’s core DC area properties, primarily 601 Pennsylvania Avenue, Beacon Center, Countryside, Ashburn Village and The Glen (58.3% or approximately $250,000). The Development and Acquisition Properties also contributed toward the increase (24.5% or approximately $105,000). The balance of the increase represents an approximately 3.1% quarter over quarter increase in real estate taxes for the remainder of the Company’s Current Portfolio Properties.

Interest and amortization of deferred debt. Interest expense increased in the 2007 Quarter versus the 2006 Quarter due to increased borrowing for the Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $10,400,000 resulted from financing the Development and Acquisition Properties and construction in progress (approximately $179,000 increase in interest expense). In 2007, the Company closed on a financing for its Lansdowne Town Center development substituting long term fixed rate debt for higher rate credit line borrowings, resulting in a savings of $162,000. Less interest was capitalized as a cost of construction and development projects during the 2007 Quarter than the 2006 Quarter ($717,000 versus $1,067,000, respectively, approximately $350,000 increase in interest expense) resulting primarily from the substantial completion of construction activity at Lansdowne Town Center in 2007. Deferred debt cost amortization was $286,000 and $274,000, for the 2007 and 2006 Quarters, respectively (approximately $12,000 increase).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. General and administrative expenses increased for the 2007 Quarter compared to the 2006 Quarter due to increased staff, non-cash option expenses and the write-off of abandoned acquisition costs.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenue

	Nine months ended September 30,		2007 to 2006 Change
(Dollars in thousands)	2007	2006	$	%
Base rent	$88,616	$81,826	$6,790	8.3%
Expense recoveries	19,518	16,722	2,796	16.7%
Percentage rent	763	924	(161)	-17.4%
Other	2,878	2,603	275	10.6%

Total revenue	$111,775	$102,075	$9,700	9.5%

Total revenue increased 9.5% in the nine month period ended September 30, 2007 (“2007 Period”) compared to the corresponding prior year’s period (“2006 Period”). The revenue increase for the 2007 Period resulted primarily from the operations of two newly developed properties and three acquisition properties whose operating results are included in the current period but not fully in the corresponding prior year’s results. The development properties (Broadlands Village III and Lansdowne Town Center) and the acquisition properties (Smallwood Village Center, Hunt Club Corners and Orchard Park) together defined as the “Development and Acquisition Properties,” contributed $5,176,000 of the revenue increase. Improved operating results at the remaining properties contributed $4,391,000 of the period over period revenue growth. Increased interest income provided the balance of the 2007 period’s revenue increase ($133,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2007 Period versus the 2006 Period was primarily attributable to leases in effect at the Development and Acquisition Properties (65.7% or approximately $4,458,000). Rental rate growth at Beacon Center, Washington Square, Van Ness Square and Thruway, and expansions of Ashburn Village and Ravenwood, substantially accounted for the balance of the increase (26.6% or approximately $1,808,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income resulted from billings to tenants for their share of increased property operating expenses (36.0% or approximately $1,006,000), particularly snow removal costs, and increased real estate tax expense (37.9% or approximately $1,060,000) throughout the core operating properties. The Development and Acquisition Properties contributed the balance of the increase (26.1% or approximately $730,000).

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2007 Period decreased due to a decline in sales reported by a tenant at one of the Shopping Centers (47.8% or approximately $77,000) and timing differences in the submission of sales reports used to calculate percentage rent by a tenant at Smallwood Village Center (18.6% or approximately $30,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue increased due to increased interest income from short-term investments (48.4% or approximately $133,000), increased lease assignment fees (21.8% or approximately $60,000) and increased parking revenue in the office portfolio (20.0% or approximately $55,000).

Operating Expenses

	Nine months ended September 30,		2007 to 2006 Change
(Dollars in thousands)	2007	2006	$	%
Property operating expenses	$13,925	$12,195	$1,730	14.2%
Provision for credit losses	280	302	(22)	-7.3%
Real estate taxes	10,622	9,175	1,447	15.8%
Interest expense and amortization of deferred debt	25,116	24,236	880	3.6%
Depreciation and amortization of leasing costs	19,476	19,239	237	1.2%
General and administrative	8,314	7,443	871	11.7%

Total operating expenses	$77,733	$72,590	$5,143	7.1%

Increases in operating expenses resulted primarily from operating and financing the Development and Acquisition Properties and to a lesser extent, expense increases to operate the balance of Company’s Current Portfolio Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The property operating expense increase was caused by the addition of property operating expenses for the Development and Acquisition Properties (49.2% or approximately $851,000) and increased snow removal costs due to severe winter storms experienced during the 2007 Period (27.3% or approximately $472,000). The balance of the increase represents a 3.7% increase in property operating expenses for the remainder of the Company’s Current Portfolio Properties.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses represents approximately three tenths of one percent (0.3%) of total revenue for the 2007 and 2006 Periods, an indication of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes for the 2007 Period versus the 2006 Period was largely impacted by an increased value assessment at 601 Pennsylvania Avenue (31.9% or approximately $462,000). The Development and Acquisition Properties also contributed toward the increase (22.5% or approximately $325,000). The balance of the increase represents an approximately 8.4% period over period increase in real estate taxes for the remainder of the Company’s Current Portfolio Properties, particularly those properties located in the Metropolitan Washington DC area.

Interest and amortization of deferred debt. Interest expense increased in the 2007 Period versus the 2006 Period due to increased borrowing for the Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $14,000,000 ($13,100,000 fixed rate mortgage debt and $900,000 of variable rate line of credit borrowing) resulted from financing the Development and Acquisition Properties and construction in progress (approximately $720,000 increase in interest expense). A 6 basis point reduction in average interest rate partially offset the impact of increased balances outstanding (approximately $220,000 decrease in interest expense). Less interest was capitalized as a cost of construction and development projects during the 2007 Period than the 2006 Period ($2,341,000 versus $2,719,000, respectively, approximately $378,000 increase in interest expense) resulting primarily from the substantial completion of construction activity at Lansdowne Town Center in 2007. Deferred debt cost amortization was $840,000 and $814,000, for the 2007 and 2006 Periods, respectively (approximately $26,000 increase).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. General and administrative expenses increased for the 2007 Period compared to the 2006 Period, primarily due to increased payroll expenses (approximately $514,000 or 59.0%), non-cash option expenses (approximately $234,000 or 26.9%) and data processing expenses (approximately $80,000 or 9.2%).

Liquidity and Capital Resources

Cash and cash equivalents were $7,043,000 and $7,514,000 at September 30, 2007 and 2006, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash provided by operating activities	$53,230	$47,749
Cash used by investing activities	(41,809)	(56,387)
Cash (used) provided by financing activities	(12,439)	8,145

Decrease in cash	$(1,018)	$(493)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for 2007 primarily reflect the development and construction costs of new properties (Lansdowne Town Center, Ashburn Village V, Ashland Square and Clarendon Center), the acquisition of an operating property (Orchard Park), and the construction costs of redevelopments (Seven Corners). Investing activities for 2006 primarily reflect the development and construction costs of new properties (Lansdowne Towne Center, Broadlands Village III, Ashland Square and Clarendon Center), the acquisition of an operating property (Smallwood Village Center), and the construction costs of redevelopments (Ravenwood). Tenant improvement and property capital expenditures totaled $5,963,000 and $9,848,000, for the 2007 and 2006 periods, respectively.

Financing Activities

Cash used by financing activities for the period ended September 30, 2007 primarily reflects:

•	the repayment of mortgage note payable borrowings totaling $10,839,000;

•	repayments of $47,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $22,693,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $7,041,000;

•	distributions made to preferred stockholders during the period totaling $6,000,000; and

•	payments of $698,000 for financing costs of mortgage notes payable;

which was partially offset by:

•	Proceeds of $52,000,000 received from mortgage notes payable originated during the period;

•	Proceeds of $12,000,000 received from advances provided by the revolving credit facility during the period; and

•	Proceeds of $17,832,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program.

Cash provided by financing activities for the period ended September 30, 2006 primarily reflects:

•	Proceeds of $27,000,000 received from advances provided by the revolving credit facility during the period;

•	Proceeds of $17,500,000 received from mortgage notes payable originated during the period;

•	Proceeds of $10,662,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program; and

•	Proceeds of $4,001,000 received from the issuance of convertible limited partnership interests in the Operating Partnership;

which was substantially offset by:

•	the repayment of borrowings on mortgage notes payable totaling $9,868,000;

•	repayments of $6,500,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $21,357,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $6,759,000;

•	distributions made to preferred stockholders during the period totaling $6,000,000; and

•	payment of $534,000 for financing costs of new mortgage loans.

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

As of September 30, 2007, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)
October 1 through December 31, 2007	$3,881
2008	16,162
2009	17,393
2010	18,688
2011	82,315
2012	110,531
Thereafter	279,634

$528,604

Management believes that the Company’s capital resources, which at September 30, 2007 included cash balances of approximately $7.0 million and borrowing availability of $89.4 million on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future. The Company may also borrow an additional $59.0 million on its revolving credit line for funding working capital and operating property acquisitions as unencumbered properties’ internal cash flow grows and operating income is provided by future unencumbered acquisitions.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 363,751 and 232,509 shares under the Plan at a weighted average discounted price of $47.89 and $38.33 per share, during the nine month periods ended September 30, 2007 and 2006, respectively. The Company also credited 5,618 and 6,382 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $47.98 and $38.04 per share, during the nine month periods ended September 30, 2007 and 2006, respectively.

Additionally, the Operating Partnership issued 106,157 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $37.69 per share during the nine month period ended September 30, 2006. No units were issued during the nine months ended September 30, 2007.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2007.

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

The Company maintains a $150 million unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The credit facility has a three-year term expiring January 27, 2008 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. The facility requires monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. As of September 30, 2007, no borrowings were outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of September 30, 2007, the material covenants required the Company, on a consolidated basis, to:

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

As of September 30, 2007, the Company was in compliance with all such covenants.

On May 30, 2007, the Company closed on a new 15-year, fixed-rate mortgage financing in the amount of $40,000,000, secured by Lansdowne Town Center. The loan matures June 10, 2022, requires equal monthly principal and interest payments of $230,137, based upon a 5.62% interest rate and 30-year principal amortization, and requires a final payment of $28,177,000 at maturity. On August 15, 2007, the Company closed on a new 15-year, fixed-rate mortgage financing in the amount of $12,000,000, secured by Orchard Park. The loan matures September 5, 2022, requires equal monthly principal and interest payments of $72,565, based upon a 6.08% interest rate and 30-year principal amortization, and requires a final payment of $8,628,000 at maturity.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter ended September 30, 2007, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $16,481,000, representing a 11.4% increase over the comparative 2006 Period’s FFO available to common shareholders. For the nine month period ended September 30, 2007, the Company reported FFO available to common shareholders of $47,518,000, representing an 11.2% increase over the comparative 2006 Period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

	Quarter ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2007	2006	2007	2006
Net income	$9,624	$8,321	$27,424	$23,825
Add:
Depreciation & amortization of real property	6,525	6,463	19,476	19,239
Minority interests	2,332	2,007	6,618	5,660

FFO	18,481	16,791	53,518	48,724
Subtract:
Preferred stock dividends	(2,000)	(2,000)	(6,000)	(6,000)

FFO available to common shareholders	$16,481	$14,791	$47,518	$42,724

Average shares & units used to compute FFO per share	23,247	22,682	23,135	22,539

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property sales. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as a indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Broadlands Village, Ravenwood and Ashburn Village. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2005, 2006 and the nine months ended September 30, 2007.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. The center was 100% leased at September 30, 2007. During the second quarter of 2006, the Company substantially completed construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Development costs for this phase totaled approximately $7.5 million. All of the new space was leased and all tenants were in occupancy by December 31, 2006.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Dumfries, Prince William County, Virginia for a purchase price of $6.3 million. The Company has plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company received site plan approval from Prince William County during the third quarter of 2006 to develop approximately 125,000 square feet of retail space. Approvals for an additional 35,000 square feet of commercial space are expected to be received in 2007. During the third quarter of 2006, the Company commenced site work consisting primarily of clearing, grading and site utility construction. A lease has been executed with Chevy Chase Bank which built a branch on a pad site. The bank branch opened for business October 2007. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In late 2006, the Company substantially completed construction of an approximately 189,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Project costs, upon completion of final tenant improvements, are expected to total approximately $41.5 million. The project was 91% leased and operating as of September 30, 2007 (approximately 173,000 square feet of retail and office space). All of the retail space is in operation and the completion of second floor office space tenant improvements is expected to be substantially completed by the spring of 2008 (16,000 square feet).

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center was 71% leased at September 30, 2007 and was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The Company is in the process of obtaining permits for a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade. A construction timetable has yet to be established.

Ravenwood

In June 2006, the Company substantially completed construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. All of the new space is leased and all of the tenants were in occupancy at September 30, 2007. Development costs totaled approximately $2.2 million.

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

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 100% leased at September 30, 2007 and was acquired for a purchase price of $11.1 million.

Ashburn Village-Phase V

The Company completed construction during the fourth quarter of 2006 of a 10,000 square foot shop space expansion to the Ashburn Village shopping center located in Loudoun County, Virginia. The space was 100% leased and operating at September 30, 2007. Development costs totaled approximately $2.2 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 50,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The Company has substantially completed construction documents. A development timetable has not yet been finalized.

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

Orchard Park

On July 19, 2007, the Company completed the acquisition of the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, Georgia (metropolitan Atlanta). The center was 98% leased at September 30, 2007 and was acquired for a purchase price of $17.0 million.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended September 30, 2007 and 2006, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of September 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2007	43	5	6,792,000	1,206,000	95.2%	96.5%
2006	41	5	6,477,000	1,206,000	96.9%	97.3%

The 2007 shopping center leasing percentage decreased primarily due to the departure of a 32,000 square foot local grocery anchor at Belvedere. The 2007 office leasing percentage decreased primarily due to the departure of a 5,000 square foot tenant at Crosstown Business Center.

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

The Company is exposed to interest rate fluctuations primarily as a result of any variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. Interest rate fluctuations would affect the Company’s annual interest expense on its variable rate debt. However, as of September 30, 2007, the Company had no variable rate indebtedness. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of September 30, 2007, the Company had fixed rate indebtedness totaling $528,604,000. If interest rates on the Company’s fixed rate debt instruments at September 30, 2007 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $27,299,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

During the three months ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to Item 1A. Risk Factors, as presented in the 2006 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

121,504 shares were acquired at a price of $41.919 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2007 dividend distribution.

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

SAUL CENTERS, INC.
(Registrant)

Date: November 9, 2007	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: November 9, 2007	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: November 9, 2007	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)