Form 10-K
period 2007-12-31
SAUL CENTERS INC
filed 2008-02-28
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒ .

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒ .

The number of shares of Common Stock, $0.01 par value, outstanding as of February 25, 2008 was 17,776,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2007 was $438,182,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Name of Property	Location	Square Footage	Date of Acquisition/ Development
Acquisitions
Palm Springs Center	Altamonte Springs, FL	126,000	2005
Jamestown Place	Altamonte Springs, FL	96,000	2005
Seabreeze Plaza	Palm Harbor, FL	147,000	2005
Smallwood Village Center	Waldorf, MD	198,000	2006
Hunt Club Corners	Apopka, FL	101,000	2006
Orchard Park	Dunwoody, GA	88,000	2007

Developments
Kentlands Place	Gaithersburg, MD	41,000	2005
Broadlands Village Phase III	Ashburn, VA	22,000	2006
Lansdowne Town Center	Leesburg, VA	188,000	2006/7
Ashland Square Phase I	Manassas, VA	4,000	2007

As of December 31, 2007, the Company’s properties (the “Current Portfolio Properties”) consisted of 43 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and five (non-operating) development properties. Shopping Centers and Office Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 16 to the financial statements contained in Item 8 of this Form 10-K.

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

The following diagram depicts the Company’s organizational and equity ownership structure, as of December 31, 2007.

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

Principal Offices

The principal offices of the Company are located at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland 20814-6522, and the Company’s telephone number is (301) 986-6200. The Company’s internet web address is www.saulcenters.com. Information contained on the Company’s internet website is not part of this report. The Company makes available free of charge on its internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Commission. Alternatively, you may access these reports at the Commission’s internet website: www.sec.gov.

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

Certain Shopping Centers contain undeveloped parcels within the centers which are suitable for development as free-standing retail facilities, such as restaurants, banks or auto centers. Management will continue to seek desirable tenants for facilities to be developed on these sites and to develop and lease these sites in a manner that complements the Shopping Centers in which they are located.

The Company will also seek growth opportunities in its Washington, DC metropolitan area office portfolio, primarily through development and redevelopment. Management also intends to negotiate lease renewals or to re-lease available space in the Office Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that such characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 2007 and 2006, the Company was involved in redevelopment or expansions of five of its operating properties and developed two new shopping centers, Lansdowne Town Center and Ashland Square Phase I. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

Management believes that attractive acquisition and development opportunities for investment in existing and new shopping center properties will continue to be available. Management believes that the Company will be well situated to take advantage of these opportunities because of its access to capital markets, as evidenced by; (1) the Company’s three year extension of its $150 million Revolving Credit Facility in December 2007, recent years’ long-term fixed-rate mortgage financing activity and successful $100 million preferred stock offering in November 2003, (2) the Company’s ability to acquire properties or undeveloped land, either for cash or securities (including Operating Partnership interests in tax advantaged transactions), and (3) because of management’s experience in seeking out, identifying and evaluating potential acquisitions. In addition, management believes its shopping center expertise should permit it to optimize the performance of shopping centers once they have been acquired.

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

Investments in Real Estate Mortgages

While the Company’s current portfolio of, and its business objectives emphasize, equity investments in commercial and neighborhood shopping centers and office properties, the Company may, at the discretion of the Board of Directors, invest in mortgages, participating or convertible mortgages, deeds of trust and other types of real estate interests consistent with its qualification as a REIT. However, the Company does not presently have nor intend to invest in real estate mortgages.

Investments in Securities of or Interests in Persons Engaged in Real Estate Activities and Other Issues

Subject to the tests necessary for REIT qualification, the Company may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. However, the Company does not presently have any investment in securities of other REITs.

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

Capital Policies

The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the ability to borrow. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2007.

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

Other Policies

The Company has authority to offer equity or debt securities in exchange for property and to repurchase or otherwise acquire its common stock or other securities in the open market or otherwise, and may engage in such activities in the future. The Company expects, but is not obligated, to issue common stock to holders of units of the Operating Partnership upon exercise of their redemption rights. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issues other than the Operating Partnership and does not intend to do so. The Company has not made any loans to third parties, although the Company may in the future make loans to third parties. In addition, the Company has the policies relating to related party transactions discussed in “Item 1A. Risk Factors.”

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

Employees

As of February 25, 2008, the Company employed approximately 60 persons, including six leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

A significant contributor to the Company’s recent growth in its shopping center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period December 31, 2004 though February 2008, the Company acquired four land parcels located in the Washington, DC metropolitan area, developed neighborhood shopping centers on four of the parcels and acquired six operating grocery-anchored neighborhood shopping center properties. In summary, since year end 2004, the Company’s leasable area has grown by approximately 11% (0.8 million square feet), from 7.2 million square feet to over 8.0 million square feet.

2007 / 2006 / 2005 Acquisitions, Developments and Redevelopments

Olde Forte Village

The Company redeveloped in 2005, Olde Forte Village, a neighborhood shopping center located in Fort Washington, Maryland. The center, acquired in 2003, is anchored by the then newly constructed 58,000 square foot Safeway supermarket, which relocated from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space. The reconfigured shopping center totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, were approximately $22 million. The center was 95% leased at December 31, 2007.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. During the second quarter of 2006, the Company substantially completed construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Development costs for this phase totaled approximately $7.5 million. The center was 98% leased and fully operational at December 31, 2007.

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building to provide additional restaurants and small shop service space at The Glen shopping center in Prince William County, Virginia. Construction of the expansion building was substantially completed in the fall of 2005, and development costs were approximately $4.1 million. The resulting 134,000 square foot Safeway anchored center was 96% leased at December 31, 2007.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 114,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 40,600 square foot retail/office property, comprised of 23,800 square feet of in-line retail space and 16,800 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, were approximately $8.5 million. The property was 100% leased at December 31, 2007 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon.

Briggs Chaney MarketPlace

In April 2004, the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 194,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 99% leased at December 31, 2007 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. During 2005, the Company completed interior construction to reconfigure a portion of space vacant at acquisition, totaling approximately 11,000 square feet of leasable area, and completed construction of a façade renovation of the shopping center. Redevelopment costs totaled approximately $1.9 million.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Manassas, Prince William County, Virginia for a purchase price of $6.3 million. The Company has plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company received site plan approval during the third quarter of 2006 to develop approximately 125,000 square feet of retail space. A site plan for an additional 35,000 square feet of commercial space is under review by Prince William County. During the third quarter of 2006, the Company commenced site work consisting primarily of clearing, grading and site utility construction. A lease has been executed with Chevy Chase Bank, F.S.B. which built a branch on a pad site. The bank branch opened for business October 2007. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida (metropolitan Orlando). The center was 97% leased at December 31, 2007 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1.5 million. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company had contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland. During December 2007, the Company abandoned the acquisition of this final parcel and wrote-off to general and administrative expense all costs related to this parcel.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In late 2006, the Company substantially completed construction of an approximately 189,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Project costs, upon completion of final tenant improvements, are expected to total approximately $41.5 million. As of December 31, 2007, the project was fully operational and 99% leased, however rent is not expected to commence for approximately 16,000 square feet of second floor office space until spring of 2008, when tenant improvements are expected to be substantially complete.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida (metropolitan Orlando). The center was 95% leased at December 31, 2007 and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida (metropolitan Tampa). The center was 90% leased at December 31, 2007 and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 73% leased at December 31, 2007. The Company is obtaining final permits for a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade. Construction is expected to commence during the spring of 2008.

Ravenwood

In January 2006, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. Construction was substantially completed in June 2006. All of the new space is leased and operational at December 31, 2007. Development costs totaled approximately $2.2 million.

Lexington Center

On September 29, 2005, the Company announced the resolution of a land use dispute at Lexington Mall, allowing increased flexibility in future development rights for its property. The Company and the land owner of the adjacent 16 acre site, have resolved a dispute arising from a reciprocal easement agreement governing land use between the two owners. The parties have executed a new land use agreement which grants each other the flexibility to improve its property. The Company also reached an agreement with Dillard’s to terminate its lease, without consideration exchanged by either party. The mall is vacant and the Company has prepared conceptual designs for the shopping center’s development and marketing to prospective retailers.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 99% leased at December 31, 2007 and was acquired for a purchase price of $11.1 million.

Ashburn Village-Phase V

The Company completed construction during the fourth quarter of 2006 of a 10,000 square foot shop space expansion to the Ashburn Village shopping center located in Loudoun County, Virginia. The space was 100% leased and operational at December 31, 2007. Development costs totaled approximately $2.2 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The Company has substantially completed construction documents. An existing vacant building located on a portion of the land is being demolished to prepare this portion of the site for development. A development timetable has not yet been completed.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction documents have been completed and site permits have been received for development of approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and has executed leases for 9,606 square feet of the retail space. The Company commenced site work construction in early 2008 and anticipates total construction and development costs, including land, to be approximately $26.0 million. Substantial completion of the building shell is scheduled for late 2008.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, GA. The center is 93% leased as of December 31, 2007 and was acquired for a purchase price of $17.0 million.

Northrock

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia. The site is located in the City of Warrenton at the southwest corner of the U.S. Route 29/211 and Fletcher Drive intersection. The Company has commenced site work construction for Northrock Shopping Center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. The Harris Teeter supermarket chain has executed a lease for a 52,700 square foot grocery store to anchor the center. The land purchase price was $12.5 million, and the Company anticipates total construction and development costs, including land, to be approximately $27.5 million. Construction substantial completion is anticipated for mid 2009.

Item 1A.	Risk Factors

RISK FACTORS

Carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, the Company’s business, financial condition or results of operations could be adversely affected.

In this section, unless the context indicates otherwise, the terms “Company,” “we,” “us” and “our” refer to Saul Centers, Inc., and its subsidiaries, including the Operating Partnership.

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

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.5% of our total revenue for the year ended December 31, 2007. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

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

Influence of Officers, Directors and Significant Stockholders.

Three of our executive officers, Mr. Saul II, his son and our President, B. Francis Saul III, and Thomas H. McCormick, our Senior Vice President and General Counsel, are members of The Saul Organization, and persons associated with The Saul Organization constitute four of the 12 members of our Board of Directors. In addition, as of December 31, 2007, Mr. Saul II beneficially owned, for purposes of SEC reporting, 7,825,000 shares of our common stock representing 44.6% of our issued and outstanding shares of common stock. Mr. Saul II also beneficially owned, as of December 31, 2007, 5,416,000 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2007, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 33.7% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

As a result of these relationships, members of The Saul Organization will be in a position to exercise significant influence over our affairs, which influence might not be consistent with the interests of some, or a majority, of our stockholders. Except as discussed below, we do not have any written policies or procedures for the review, approval or ratification of transactions with related persons.

Management Time.

Our Chief Executive Officer, President, Vice President-Chief Accounting Officer and Senior Vice President and General Counsel are also officers of various members of The Saul Organization. Although we believe that these officers spend sufficient management time to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer and Senior Vice President and General Counsel will spend less than a majority of their management time on Company matters, while our President and Vice President-Chief Accounting Officer may or may not spend less than a majority of their time on our matters.

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

Shared Services.

We share with The Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2007, are charges totaling $4,890,000, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by The Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and The Saul Organization, we have not obtained a third party appraisal of the value of these services.

Related Party Rents.

Chevy Chase Bank leases space in 18 of the properties owned by us. The total rental income from Chevy Chase Bank for the year ended December 31, 2007 was $2,946,000, representing approximately 2.0% of our total revenue for such period. Although we believe that these leases have comparable terms to leases we have entered into with third-party tenants, the terms of these leases were not set as a result of arm’s-length negotiation. In addition, because Chevy Chase Bank is a member of The Saul Organization, we may be less inclined to take an action or the timing of any action could be influenced if there is a default. The terms of any lease with Chevy Chase Bank are approved in advance by our Audit Committee, which is comprised solely of independent directors.

In addition, the lease for our corporate headquarters, which commenced in March 2002, is with a member of The Saul Organization. The Company’s corporate headquarters lease is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payment for the year ended December 31, 2007 was $796,000. Although the Company believes that this lease has comparable terms to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

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

Ability to Block Certain Actions.

Under applicable law and the limited partnership agreement of the Operating Partnership, consent of the limited partners is required to permit certain actions, including the sale of all or substantially all of the Operating Partnership’s assets. Therefore, members of The Saul Organization, through their status as limited partners in the Operating Partnership, could prevent the taking of any such actions, even if they were in the interests of some, or a majority, of our stockholders.

The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.

As of December 31, 2007, we had approximately $532.7 million of debt outstanding, $524.7 million of which was long-term fixed rate debt and was secured by 35 of our properties. The remaining $8.0 million of outstanding debt was borrowed under the revolving credit facility.

We currently have a general policy of limiting our borrowings to 50 percent of asset value, i.e., the value of our portfolio, as determined by our Board of Directors by reference to the aggregate annualized cash flow from our portfolio. Our organizational documents contain no limitation on the amount or percentage of indebtedness which we may incur. Therefore, the Board of Directors could alter or eliminate the current limitation on borrowing at any time. If our debt capitalization policy were changed, we could increase our leverage, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to stockholders, and in an increased risk of default on our obligations.

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

Our ability to meet some of the covenants in our debt, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by our tenants under their leases. In addition, our line of credit requires us and our subsidiaries to satisfy financial covenants. The material financial covenants require us, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $600 million plus 90% of our future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.5 to 1 on a trailing 12-full calendar month basis;

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.6 to 1; and

•	limit the amount of variable rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt.

As of December 31, 2007, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

Our growth strategy includes the redevelopment of properties we already own and the acquisition of additional properties. Because we are required to distribute to our stockholders at least 90% of our taxable income each year to continue to qualify as a real estate investment trust, or REIT, for federal income tax purposes, in addition to our undistributed operating cash flow, we rely upon the availability of debt or equity capital to fund our growth, which financing may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. Equity capital could include our common stock or preferred stock. Additional financing, refinancing or other capital may not be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the general state of the capital markets, the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

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

We believe that the Operating Partnership is treated as a partnership, and not as a corporation, for federal income tax purposes. If the IRS were to challenge successfully the status of the Operating Partnership as a partnership for federal income tax purposes:

•	the Operating Partnership would be taxed as a corporation;

•	we would cease to qualify as a REIT for federal income tax purposes; and

•	the amount of cash available for distribution to our stockholders would be substantially reduced.

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

If the IRS were to challenge successfully the characterization of one or more of our leases of properties as leases for federal income tax purposes, the Operating Partnership would not be treated as the owner of the related property or properties for federal income tax purposes. As a result, the Operating Partnership would lose tax depreciation and cost recovery deductions with respect to one or more of our properties, which in turn could cause us to fail to qualify as a REIT. Although we will use our best efforts to structure any leasing transaction for properties acquired in the future so the lease will be characterized as a lease and the Operating Partnership will be treated as the owner of the property for federal income tax purposes, we will not seek an advance ruling from the IRS and do not intend to seek an opinion of counsel that the Operating Partnership will be treated as the owner of any leased properties for federal income tax purposes. Thus, the IRS could successfully assert that future leases will not be treated as leases for federal income tax purposes, which could adversely affect our financial condition and results of operations.

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

As of December 31, 2007, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 33.7% in value of all our issued and outstanding equity securities. In addition, members of The Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

The Board of Directors may waive these restrictions on a case-by-case basis. The Board has authorized the Company to grant waivers to look-through entities, such as mutual funds, in which shares of equity stock owned by the entity are treated as owned proportionally by individuals who are the beneficial owners of the entity. Even though these entities may own stock in excess of the 2.5% ownership limit, no individual beneficially or constructively would own more than 2.5%. In addition, in September 1999, our Board of Directors agreed to waive the ownership limit with respect to Wells Fargo Bank National Association and U.S. Bank National Association, the pledgees of certain shares of our common stock and units issued by the Operating Partnership and held by members of The Saul Organization.

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

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2007 that remain unresolved.

Item 2.	Properties

Overview

The Company is the owner and operator of a real estate portfolio composed of 48 operating properties totaling approximately 8,009,000 square feet of gross leasable area (“GLA”) and five development parcels as of December 31, 2007. The properties are located primarily in the Washington, DC/Baltimore, Maryland metropolitan area. The portfolio is composed of 43 neighborhood and community Shopping Centers, and five predominantly

Office Properties totaling approximately 6,803,000 and 1,206,000 square feet of GLA, respectively. A majority of the Shopping Centers are anchored by several major tenants. Twenty-nine of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. No single property accounted for more than 7.1% of the total gross leasable area. Only two retail tenants, Giant Food (4.5%), a tenant at nine Shopping Centers and Safeway (3.0%), a tenant at seven Shopping Centers and one office tenant, the United States Government (2.7%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2007.

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

In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2007 average estimated population within a one and three-mile radius of the Shopping Centers is approximately 16,000 and 100,000, respectively. The 2007 average household income within the one and three-mile radius of the Shopping Centers is approximately $96,800 and $98,100, respectively, compared to a national average of $73,100. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Center properties range in size from 4,000 to 569,000 square feet of GLA, with six in excess of 300,000 square feet, and an average of approximately 158,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Twenty-nine of the 43 Shopping Centers are anchored by a grocery store.

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

26

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

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2007

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased		Anchor/ Significant Tenants
					Dec-07	Dec-06
Shopping Centers
Ashland Square Phase I	Manassas, VA	3,650	2007	2.0	100%	N / A
Ashburn Village	Ashburn, VA	221,687	1994/00/01/02/06	26.4	95%	99%	Giant Food, Ruby Tuesday, Hallmark Cards, Starbucks
Beacon Center	Alexandria, VA	356,115	1972 (1993/99/07)	32.3	100%	100%	Lowe’s, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks
Belvedere	Baltimore, MD	54,941	1972	4.8	36%	41%	Family Dollar
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	96%	97%	Publix, Wachovia Bank
Boulevard	Fairfax, VA	56,350	1994 (1999)	5.0	100%	100%	Panera Bread, Party City, Petco
Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	99%	100%	Safeway, Ross Dress For Less, Chuck E Cheese, Family Dollar
Broadlands Village I, II & III	Ashburn, VA	159,734	2003/4/6	24.0	98%	100%	Safeway, The Original Steakhouse and Sports Theatre, Bonefish Grill, Starbucks
Clarendon/Clarendon Station	Arlington, VA	11,808	1973/1996	0.6	61%	70%
Countryside	Sterling, VA	141,696	2004	16.0	97%	96%	Safeway, CVS Pharmacy, Starbucks
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	97%	97%	Publix
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%
French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	94%	93%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Famous Footwear, Lakeshore Learning Center, Alfred Angelo, Dollar Tree
Germantown	Germantown, MD	27,241	1992	2.7	84%	92%
Giant	Baltimore, MD	70,040	1972 (1990)	5.0	100%	100%	Giant Food
The Glen	Lake Ridge, VA	134,317	1994 (2005)	14.7	96%	98%	Safeway Marketplace, The Original Steakhouse and Sports Theatre, Panera Bread
Great Eastern	District Heights, MD	254,448	1972 (1995)	31.9	99%	100%	Giant Food, Pep Boys, Big Lots, Capital Sports Complex
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	Safeway, Radio Shack, Starbucks
Hunt Club Corners	Apopka, FL	101,522	2006	13.1	99%	94%	Publix, Walgreens, Radio Shack
Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	95%	100%	Publix, Carrabas Italian Grill
Kentlands Square	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s, Chipotle
Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	100%	100%	Elizabeth Arden’s Red Door Salon, Bonefish Grill

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2007

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased			Anchor / Significant Tenants
					Dec-07		Dec-06
Shopping Centers (continued)
Lansdowne Town Center	Leesburg, VA	189,414	2006	23.4	99	%(A)	N/A	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joes, Starbucks
Leesburg Pike	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%		100%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless
Lexington Pads	Lexington, KY	13,646	1974	4.1	100%		100%	Applebees
Lumberton Plaza	Lumberton, NJ	193,044	1975 (1992/96)	23.3	98%		98%	SuperFresh, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	100%		100%	Giant Food, Panera Bread, Starbucks
Olde Forte Village	Ft. Washington, MD	143,062	2003	16.0	95%		93%	Safeway, Radio Shack
Olney	Olney, MD	53,765	1975 (1990)	3.7	100%		97%	Rite Aid
Orchard Park	Dunwoody, GA	87,782	2007	10.5	93%		N/A	Kroger, Starbucks
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	97%		100%	Albertson’s, Office Depot, Mimi’s Cafe, Toojay’s Deli
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	100%		100%	Giant Food, Hollywood Video, Starbucks
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	90%		100%	Publix, Palm Harbor Health Food, World Gym
Seven Corners	Falls Church, VA	568,831	1973 (1994-7/07)	31.6	100%		100%	The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, G Street Fabrics, Off-Broadway Shoes, The Room Store, Dress Barn, Starbucks, Dogfishhead Ale House
Shops at Fairfax	Fairfax, VA	68,743	1975 (1993/99)	6.7	100%		100%	Super H Mart
Smallwood Village Center	Waldorf, MD	197,861	2006	25.1	73%		84%	Safeway, CVS
Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6	100%		100%	Giant Food, The Home Depot, Circuit City, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks
Southside Plaza	Richmond, VA	373,651	1972	32.8	93%		96%	Farmers Foods, Maxway, Citi Trends, City of Richmond
South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	83%		95%	Maxway, Consolidated Stores
Thruway	Winston-Salem, NC	355,116	1972 (1997)	30.5	97%		93%	Harris Teeter, Borders Books, Bed Bath & Beyond, Stein Mart, Rite Aid, JoS. A Banks, Bonefish Grill, Chico’s, Ann Taylor Loft, Coldwater Creek, Kinkos/FedEx, New Balance, Aveda Salon, Christies Hallmark, Rite Aid
Village Center	Centreville, VA	143,109	1990	17.2	99%		97%	Giant Food, Tuesday Morning
West Park	Oklahoma City, OK	76,610	1975	11.2	19%		19%	Family Dollar
White Oak	Silver Spring, MD	480,156	1972 (1993)	28.5	100%		100%	Giant Food, Sears, Rite Aid

	Total Shopping Centers	6,802,842		649.6	95.3%		96.1%

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2007

Property	Location	Leasable Area (Square Feet)	Year Developed or Acquired (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-07	Dec-06
Office Properties
Avenel Business Park	Gaithersburg, MD	390,579	1981-2000	37.1	93%	99%	General Services Administration, VIRxSYS, Broadsoft, Quanta Systems, SeraCare Life Sciences, Panacos Pharmaceutical
Crosstown Business Center	Tulsa, OK	197,135	1975 (2000)	22.4	88%	88%	Compass Group, Roxtec, Keystone Automotive, Gofit, Freedom Express
601 Pennsylvania Ave.	Washington, DC	226,604	1973 (1986)	1.0	100%	100%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Pharmaceutical Care Management Assn., Capital Grille
Van Ness Square	Washington, DC	156,493	1973 (1990)	1.2	97%	97%	Team Video Intl, Office Depot, Pier 1
Washington Square	Alexandria, VA	235,042	1975 (2000)	2.0	99%	100%	Vanderweil Engineering, Agentrics, EarthTech, Thales, Cooper Carry, Bank of America, Trader Joe’s, Fed Ex/Kinko’s, Talbot’s

	Total Office Properties	1,205,853		63.7	95.2%	97.3%

	Total Portfolio	8,008,695		713.3	95.3%	96.3%

Development Parcels
Clarendon Center	Arlington, VA		2002	1.3	Obtained zoning approvals from Arlington County, June 2006. South block building demolition expected to be completed February 2008. A development timetable has not been determined.
Westview Village	Frederick, MD		2007	10.4	Land purchased November 2007. Site work construction commenced in early 2008.
Ashland Square Phase II	Manassas, VA		2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
Lexington Center	Lexington, KY		1974	26.0	The former mall is now vacant and the Company has prepared conceptual designs for a shopping center development and is marketing the site to prospective retailers.
New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.

	Total Development Properties			90.5

Item 3.	Legal Proceedings

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

Market Information

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the shares of common stock as reported by the New York Stock Exchange for each quarter of 2007 and 2006 were as follows:

	Share Price
Period	High	Low
October 1, 2007 – December 31, 2007	$62.58	$50.56
July 1, 2007 – September 30, 2007	$51.50	$42.32
April 1, 2007 – June 30, 2007	$56.31	$43.95
January 1, 2007 – March 31, 2007	$60.37	$52.15

October 1, 2006 – December 31, 2006	$56.99	$44.99
July 1, 2006 – September 30, 2006	$45.55	$38.37
April 1, 2006 – June 30, 2006	$42.35	$35.67
January 1, 2006 – March 31, 2006	$43.96	$36.04

On February 25, 2008, the closing price was $48.32 per share.

Holders

The approximate number of holders of record of the common stock was 330 as of February 25, 2008.

Dividends and Distributions

Under the Code, REIT’s are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2007 and 2006. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $40,613,000 in 2007 and $37,611,000 in 2006. Distributions to preferred stockholders were $8,000,000 in both 2007 and 2006. See Notes to Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

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

The Company paid four quarterly distributions totaling $1.77, $1.68 and $1.60, per common share during each of the years ended December 31, 2007, 2006 and 2005, respectively. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. The Company has determined that 100% of the total $1.77 per common share dividend paid in 2007 represents currently taxable dividend income to the stockholders. The Company has determined that 86.0% of the total $1.68 per common share dividend paid in 2006 represents currently taxable dividend income to the stockholders, while the balance of 14.0% is considered return of capital. The Company has determined that for the $1.60 per common share dividend paid in 2005, 95.0% was taxable dividend income and 5.0% was considered return of capital. No assurance can be given regarding what portion, if any, of distributions in 2008 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are considered ordinary dividend income.

Performance Graph

Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The graph compares the cumulative total stockholder return of the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on January 1, 2003.

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

Saul Centers, Inc.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Total revenue	$150,585	$137,978	$127,015	$112,842	$97,884
Operating expenses	105,203	97,505	89,990	79,135	70,738

Operating income	45,382	40,473	37,025	33,707	27,146
Non-operating income (loss)
Gain on property disposition	139	—	—	572	182

Income before minority interests	45,521	40,473	37,025	34,279	27,328
Minority interests	(8,818)	(7,793)	(7,798)	(8,105)	(8,086)

Net income	36,703	32,680	29,227	26,174	19,242
Preferred dividends	(8,000)	(8,000)	(8,000)	(8,000)	(1,244)

Net income available to common stockholders	$28,703	$24,680	$21,227	$18,174	$17,998

Per Share Data (diluted):
Net income available to common stockholders	$1.62	$1.43	$1.27	$1.12	$1.15

Basic and Diluted Shares Outstanding
Weighted average common shares—basic	17,589	17,075	16,663	16,154	15,591
Effect of dilutive options	180	158	107	57	17

Weighted average common shares—diluted	17,769	17,233	16,770	16,211	15,608

Weighted average convertible limited partnership units	5,416	5,395	5,233	5,194	5,182

Weighted average common shares and fully converted limited partnership units—diluted	23,185	22,628	22,003	21,405	20,790

Dividends Paid:
Cash dividends to common stockholders (1)	$31,026	$28,579	$26,542	$25,061	$24,171

Cash dividends per share	$1.77	$1.68	$1.60	$1.56	$1.56

Balance Sheet Data:
Real Estate Investments (net of accumulated depreciation)	$657,258	$627,651	$567,417	$501,388	$387,292
Total assets	727,443	700,537	631,469	583,396	471,616
Total debt, including accrued interest	535,319	525,125	484,902	455,925	359,051
Preferred stock	100,000	100,000	100,000	100,000	100,000
Total stockholders’ equity (deficit)	148,779	132,091	111,414	100,964	92,643

Other Data
Cash flow provided by ( used in ):
Operating activities	$71,197	$62,174	$58,674	$50,686	$37,716
Investing activities	$(52,036)	$(65,699)	$(73,805)	$(113,467)	$(49,121)
Financing activities	$(21,457)	$3,579	$(10,423)	$51,098	$55,340

Funds from operations (2)
Net income	$36,703	$32,680	$29,227	$26,174	$19,242
Minority Interests	8,818	7,793	7,798	8,105	8,086
Real estate depreciation and amortization	26,464	25,648	24,197	21,324	17,838
Gain on property disposition	(139)	—	—	(572)	(182)

Funds from operations	71,846	66,121	61,222	55,031	44,984
Preferred dividends	(8,000)	(8,000)	(8,000)	(8,000)	(1,244)

Funds from operations available to common shareholders	$63,846	$58,121	$53,222	$47,031	$43,740

(1)	For the years 2007, 2006, 2005, 2004 and 2003, shareholders reinvested $18,725, $14,842, $15,330, $13,774 and $13,349, in newly issued common stock by operation of the Company's dividend reinvestment plan, respectively.
(2)	Funds From Operations (FFO) is a non-GAAP financial measure. For a definition of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 38, discusses the Company’s results of operations for the past two years. Beginning on page 42, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 50, the Company discusses funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

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

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area. In addition to investing in properties in the Washington, DC/Baltimore metropolitan area, from 2004 through 2007, the Company also acquired five grocery-anchored neighborhood shopping centers in Florida, totaling 592,000 square feet and two grocery-anchored neighborhood shopping centers in Georgia totaling 167,000 square feet.

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

Allowance for Doubtful Accounts – Current and Deferred Receivables

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

Results of Operations

Revenue

(Dollars in thousands)

	For the year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Base rent	$118,806	$110,121	$99,448	7.9%	10.7%
Expense recoveries	26,090	22,636	20,027	15.3%	13.0%
Percentage rent	1,497	1,767	2,057	-15.3%	-14.1%
Other	4,192	3,454	5,483	21.4%	-37.0%

Total revenue	$150,585	$137,978	$127,015	9.1%	8.6%

Total revenue increased 9.1% for the 2007 year compared to 2006 primarily due to (1) the contribution of operating revenue from three development properties (Lansdowne Town Center, Broadlands Village III and Ashland Square Phase I) and an acquisition property (Orchard Park) placed in service during 2007 and two operating properties acquired during 2006, (Hunt Club Corners and Smallwood Village Center) together defined as the “2007/2006 Development and Acquisition Properties” whose operating results are included in 2007’s operating income but not fully in the previous year’s results. The 2007/2006 Development and Acquisition Properties contributed $7,013,000 or 55.6% of the increase in revenue. Also contributing to the 2007 revenue increase was rental rate growth in the remainder of the Company’s Current Portfolio Properties (the “Core Properties”) and increased lease termination fees.

Total revenue increased 8.6% for the 2006 year compared to 2005 primarily due to (1) the contribution of operating revenue from two development properties (Broadlands Village III and Lansdowne Town Center) and two acquisition properties (Smallwood Village Center and Hunt Club Corners) placed in service during 2006 and four operating properties developed or acquired during 2005, (Kentlands Place, Palm Springs, Jamestown Place and Seabreeze Plaza) together defined as the “2006/2005 Development and Acquisition Properties” whose operating results are included in 2006’s operating income but not fully in the previous year’s results, which was offset in part by (2) the payment related to resolution of a land use dispute with a property owner adjacent to the Company’s Lexington Mall included in 2005 other revenue. The 2006/2005 Development and Acquisition Properties contributed $8,184,000 or 74.7% of the increase in revenue. The increase in revenue from 2005 to 2006 was offset by the net payment related to the resolution of the Lexington Mall land use dispute of $1,801,000 included in 2005 revenue (-16.4% of the change in revenue) . Also contributing to the 2006 revenue increase were rents earned at the Company’s Great Eastern Plaza, Shops at Monocacy, The Glen (impacted by a 22,000 square foot expansion completed November 2005) and Southside Plaza shopping centers, which provided increased revenue of $736,000 or 6.7%, $691,000 or 6.3%, $562,000 or 5.1% and $493,000 or 4.5%, respectively. A discussion of the components of revenue follows.

Base rent

The $8,685,000 increase in base rent for 2007 versus 2006 was primarily attributable (68.5% or approximately $5,950,000) to leases in effect at the 2007/2006 Development and Acquisition Properties. New leases at higher base rental rates than the predecessor leases at certain other properties accounted for the balance of the increase.

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

Expense recoveries

Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The largest portion of the $3,454,000 increase in expense recovery income from 2006 to 2007 resulted from recovery of increased real estate tax resulting from higher assessed valuations in the Core Properties, and to a lesser extent the payment of taxes at 2007/2006 Development and Acquisition Properties (40.6% or approximately $1,402,000). Increased property operating expenses, particularly snow removal costs, at the core properties (39.4% or approximately $1,360,000) and 2007/2006 Development and Acquisition Properties (20.0% or approximately $692,000) contributed the balance of the increase.

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

Percentage rent

Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent decreased $270,000 in 2007 versus 2006 primarily as a result of timing differences in the submission of sales reports used to calculate percentage rent by two retail tenants (50.7% or approximately $137,000, each).

Percentage rent decreased $290,000 in 2006 versus 2005 primarily as a result of two tenants renewing leases at Leesburg Pike (88.3% or approximately $256,000) and Southdale (36.6% or approximately $106,000) at higher base rents in lieu of percentage rents and timing differences in the submission of sales reports used to calculate percentage rent by one retail tenant (37.6% or approximately $109,000). Percentage rental income was positively impacted by new tenants in the 2006/2005 Development and Acquisition Properties (73.4% or approximately $213,000).

Other revenue

Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue increased $738,000 during 2007 versus 2006 as a result of increased lease termination fees (62.3% or approximately $460,000), increased interest income from short-term investments (16.3% or approximately $120,000), and increased parking revenue in the office portfolio (11.7% or approximately $86,000).

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

Operating expenses

(Dollars in thousands)

	For the year ended December 31,			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Property operating expenses	$18,758	$16,278	$14,724	15.2%	10.6%
Provision for credit losses	376	400	237	-6.0%	68.8%
Real estate taxes	14,084	12,503	11,040	12.6%	13.3%
Interest expense and amortization of deferred debt	33,855	32,534	30,207	4.1%	7.7%
Depreciation and amortization	26,464	25,648	24,197	3.2%	6.0%
General and administrative	11,666	10,142	9,585	15.0%	5.8%

Total operating expenses	$105,203	$97,505	$89,990	7.9%	8.4%

Property operating expenses

Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The $2,480,000 increase in 2007 versus 2006 property operating expenses was caused primarily by the operation of the 2007/2006 Development and Acquisition Properties (47.9% or approximately $1,188,000) and increased snow removal costs due to winter storms experienced during the 2007 year (22.1% or approximately $549,000). The balance of the increase represents a 4.9% increase in property operating expenses for the Core Properties.

The $1,554,000 increase in 2006 versus 2005 property operating expenses was caused primarily by the operation of the 2006/2005 Development and Acquisition Properties (90.3% or approximately $1,403,000). Property operating expenses increased an average of 1.1% at the Company’s remaining properties compared to the prior year period.

Provision for credit losses

The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The provision for credit losses was virtually unchanged from the prior year, a decrease of $24,000 for 2007 versus 2006. The provision for credit losses is less than three tenths of one percent (0.3%) of total revenue for each period, a reflection of the relative credit quality of the Company’s tenants.

The provision for credit losses increased $163,000 for 2006 versus 2005 due primarily to the absence of significant credit losses experienced during 2005. The provision for credit losses is less than three tenths of one percent (0.3%) of total revenue for each period, a reflection of the relative credit quality of the Company’s tenants.

Real estate taxes

The $1,581,000 increase in real estate taxes for 2007 versus 2006 was largely impacted by an increased value assessment at 601 Pennsylvania Avenue (35.8% or approximately $566,000). The 2007/2006 Development and Acquisition Properties also contributed to the increase (24.0% or approximately $380,000). In addition, several of the Company’s properties (Ashburn Village, Beacon Center, Countryside, The Glen and White Oak) received increases in assessed values during 2007 resulting in increased tax expense (together 28.3% or approximately $447,000).

The $1,463,000 increase in real estate taxes for 2006 versus 2005 was impacted by the 2006/2005 Development and Acquisition Properties (67.0% or approximately $980,000). In addition, several of the Company’s properties received increases in assessed values during 2006, primarily properties located in the Metropolitan Washington, DC area.

Interest and amortization of deferred debt

Interest expense increased $1,261,000 and Deferred debt cost amortization increased $60,000 in 2007 versus 2006. Interest expense increased primarily due to the placement of a new permanent 15-year fixed rate mortgage on Lansdowne Town Center. During 2006, interest on Lansdowne’s construction borrowings were capitalized while those dollars were largely expensed in 2007 as the property became fully operational. On a portfolio wide basis, the average outstanding borrowings from 2006 to 2007 increased approximately $13,000,000 (approximately $871,000 increase in interest expense). Additionally, interest capitalized as a cost of construction and development projects decreased during 2007 compared to 2006 ($784,000 increase in interest expense). The change in capitalized interest is the equivalent of approximately $11,500,000 in construction borrowings converted to operating property debt. Offsetting these increases in interest expense was an approximately 8 basis point decrease in the average interest rate for the loan portfolio resulting from Lansdowne’s permanent mortgage rate being lower than the variable rate borrowings the permanent loan replaced ($394,000 decrease in interest expense). Deferred debt cost amortization expense was $1,149,000 and $1,089,000, for the 2007 and 2006 periods, respectively, ($60,000 increase in interest expense).

Interest expense increased $2,399,000 and Deferred debt cost amortization decreased $72,000 in 2006 versus 2005. Interest expense increased due to new borrowings, as the Company placed permanent 15-year fixed rate mortgages on selected 2006/2005 Development and Acquisition Properties. The increase in average outstanding borrowings of approximately $51,000,000 resulted from financing selected 2006/2005 Development and Acquisition Properties and construction in progress (approximately $3,538,000 increase in interest expense). Offsetting the increase in interest expense was (1) an approximately 13 basis point decrease in the average interest rate for the loan portfolio as the Company financed the new borrowings at interest rates lower than the average existing mortgage debt (approximately $638,000 decrease in interest expense), (2) interest capitalized as a cost of construction and development projects during 2006 compared to 2005 in the amount of $3,673,000 and $3,258,000, respectively ($415,000 decrease in interest expense) and (3) the inclusion in 2005 interest expense of a $92,000 prepayment premium on the refinancing of a mortgage loan in order to obtain a new 15-year loan at a lower interest rate. Deferred debt cost amortization expense was $1,089,000 and $1,161,000, for the 2006 and 2005 periods, respectively. The decreased expense ($72,000) resulted primarily from the early write-off of unamortized costs incident to the refinancing of the Company’s revolving credit facility during 2005.

Depreciation and amortization

The $816,000 increase in depreciation and amortization expense resulted primarily from the 2007/2006 Development and Acquisition Properties placed in service during 2007 and 2006, and reflects the Company’s reduced level of acquisition activity compared to the 2004 and 2005 years.

The $1,451,000 increase in depreciation and amortization expense resulted primarily from the 2006/2005 Development and Acquisition Properties placed in service during 2006 and 2005.

General and administrative

General and administrative expenses consists of payroll, administrative and other overhead expenses. The $1,524,000 increase in general and administrative expenses for 2007 versus 2006 was largely attributable to increased payroll and employee benefit expenses for staff over 2006 levels and to the addition of several new administrative staff members (49.1% or approximately $748,000), the write-off of costs related to an abandoned acquisition of a land parcel (31.8% or approximately $484,000) and an increase in non-cash expense related to the issue of options to the Company’s directors and officers (19.4% or approximately $296,000).

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

Gain on Property Disposition

The Company recognized a gain on the disposition of real estate of $139,000 in 2007. The 2007 gain represents additional condemnation proceeds recognized from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center. Original proceeds from the condemnation were received in 2004. There were no property dispositions in 2006 or 2005.

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

Liquidity and Capital Resources

Cash and cash equivalents were $5,765,000 and $8,061,000 at December 31, 2007 and 2006, respectively. The changes in cash and cash equivalents during the years ended December 31, 2007 and 2006 were attributable to operating, investing and financing activities, as described below.

	Year Ended December 31,
(Dollars in thousands)	2007	2006
Cash provided by operating activities	$71,197	$62,174
Cash used in investing activities	(52,036)	(65,699)
Cash (used) provided by financing activities	(21,457)	3,579

(Decrease) increase in cash	$(2,296)	$54

Operating Activities

Cash provided by operating activities increased $9,023,000 to $71,197,000 for the year ended December 31, 2007 compared to $62,174,000 for the year ended December 31, 2006 primarily reflecting increased operating income of the 2007/2006 Development and Acquisition Properties as well as positive contributions from the core portfolio. Cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities decreased $13,663,000 to $52,036,000 for the year ended December 31, 2007 compared to $65,699,000 for the year ended December 31, 2006. Investing activities for 2007 primarily reflects the development and construction of new properties (Lansdowne Town Center, Ashburn Village V, Ashland Square and Clarendon Center), the acquisition of properties (Orchard Park and the Westview land parcel), other construction in progress, tenant improvements and property capital expenditures throughout the portfolio. Investing activities for 2006 primarily reflects the acquisition of properties (Smallwood Village and Hunt Club Corners), the construction of new shopping center properties (Lansdowne Town Center, Broadlands Village III as well as the Ravenwood and Ashburn Village expansions), tenant improvements and property capital expenditures throughout the portfolio. Tenant improvement and property capital expenditures totaled $7,302,000 and $10,145,000, for 2007 and 2006, respectively.

Financing Activities

Cash used by financing activities for the year ended December 31, 2007 was $21,457,000 and cash provided by financing activities for the year ended December 31, 2006 was $3,579,000. Cash used by financing activities for the year ended December 31, 2007 primarily reflects:

•	the repayment of borrowings on mortgage notes payable totaling $14,717,000;

•	amounts repaid under the revolving credit facility totaling $47,000,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $40,613,000;

•	distributions made to preferred stockholders during the year totaling $8,000,000; and

•	payments of $2,085,000 for financing costs of the revolving credit facility and two mortgage loans during 2005.

which was partially offset by:

•	$52,000,000 of proceeds received from mortgage notes payable incurred during the year;

•	amounts borrowed from the revolving credit facility totaling $20,000,000; and

•

$18,958,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options, and from the issuance of convertible limited partnership interests in the Operating Partnership;

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

Contractual Payment Obligations

As of December 31, 2007, the Company had unfunded contractual payment obligations of approximately $33.0 million, excluding operating obligations, due within the next 12 months. The table below specifies the total contractual payment obligations as of December 31, 2007.

(Dollars in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$532,726	$16,162	$44,081	$192,846	$279,637
Operating Leases (1)	11,265	164	334	349	10,418
Corporate Headquarters Lease (1)	3,294	754	1,577	963	—
Development Obligations	4,361	4,361	—	—	—
Contracts to acquire land (2)	11,600	11,600	—	—	—

Total Contractual Cash Obligations	$563,246	$33,041	$45,992	$194,158	$290,055

(1)	See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees, employed by each of the parties to the lease, fluctuate.
(2)	As of December 31, 2007, the Company had executed a contract to acquire a parcel of land for future retail development (see Acquisitions, Redevelopments and Renovations for a discussion of this project-Northrock). The purchase closed on January 23, 2008. The amount is scheduled net of a good faith deposit totaling $1,000.
(3)	Subsequent to December 31, 2007, the Company committed to certain development obligations relating to two of its development parcels and other redevelopment properties. These obligations totaled approximately $15,600 and are expected to be funded over 12 to 18 months.

Management believes that the Company’s capital resources, which at December 31, 2007 included cash balances of $5.8 million and borrowing availability of approximately $142.0 million on its revolving line of credit will be sufficient to meet its contractual obligations for the foreseeable future.

Preferred Stock Issue

On July 16, 2003, the Company filed a shelf registration statement with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. On November 5, 2003, the Company sold 3,500,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The underwriters exercised an over-allotment option, purchasing an additional 500,000 depositary shares on November 26, 2003.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 381,662 and 358,563 shares under the Plan at a weighted average discounted price of $48.11 and $41.43 per share during the years ended December 31, 2007 and 2006, respectively. The Company also credited 7,535 and 8,173 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $49.13 and $40.03 per share, during the years ended December 31, 2007 and 2006, respectively.

Additionally, the Operating Partnership issued 106,157 limited partnership units under a dividend reinvestment plan mirroring the Plan at a weighted average discounted price of $37.69 per unit during the year ended December 31, 2006. No limited partnership units were issued during the year ended December 31, 2007.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2007.

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

The following is a summary of notes payable as of December 31, 2007 and 2006:

Notes Payable	December 31,			Interest Rate *	Scheduled Maturity *
(Dollars in thousands)	2007		2006
Fixed rate mortgages:	$83,078	(a)	$87,307	8.00%	Dec-2011
	119,340	(b)	123,130	7.67%	Oct-2012
	11,022	(c)	11,188	6.12%	Jan-2013
	30,041	(d)	31,155	7.88%	Jan-2013
	8,131	(e)	8,331	5.77%	Jul-2013
	12,935	(f)	13,253	5.28%	May-2014
	11,930	(g)	12,337	8.33%	Jun-2015
	39,099	(h)	39,886	6.01%	Feb-2018
	44,495	(i)	45,516	5.88%	Jan-2019
	14,395	(j)	14,726	5.76%	May-2019
	19,878	(k)	20,338	5.62%	Jul-2019
	19,661	(l)	20,100	5.79%	Sep-2019
	17,601	(m)	18,015	5.22%	Jan-2020
	12,535	(n)	12,723	5.60%	May-2020
	11,858	(o)	12,125	5.30%	Jun-2020
	10,139	(p)	10,341	5.81%	Feb-2021
	6,884	(q)	6,972	6.01%	Aug-2021
	39,740	(r)	—	5.62%	Jun-2022
	11,964	(s)	—	6.08%	Sep-2022

Total fixed rate	524,726		487,443	6.72%	8.2 Years

Variable rate loan:
Revolving credit facility	8,000	(t)	35,000	LIBOR + 1.475%	Dec-2010

Total variable rate	8,000		35,000	6.33%	3.0 Years

Total notes payable	$532,726		$522,443	6.71%	8.1 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2007. Totals computed using weighted averages.
(a)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a final payment of $63,153,000 at loan maturity. Principal of $4,229,000 was amortized during 2007.
(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $3,790,000 was amortized during 2007.
(c)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30 year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $166,000 was amortized during 2007.
(d)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,114,000 was amortized during 2007.

(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $200,000 was amortized during 2007.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $84,000 based upon a 25-year amortization schedule and a final payment of $10,531,000 at loan maturity. Principal of $318,000 was amortized during 2007.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22-year amortization schedule and a final payment of $7,630,000 at loan maturity. Principal of $407,000 was amortized during 2007.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $787,000 was amortized during 2007.
(i)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by three shopping centers, Broadlands Village (Phases I, II & III), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $1,021,000 was amortized during 2007.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $331,000 was amortized during 2007.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $460,000 was amortized during 2007.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $439,000 was amortized during 2007.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $414,000 was amortized during 2007.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $188,000 was amortized during 2007.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $267,000 was amortized during 2007.
(p)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $202,000 was amortized during 2007.
(q)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $88,000 was amortized during 2007.
(r)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28,177,000 at loan maturity. Principal of $260,000 was amortized during 2007.

(s)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8,628,000 at loan maturity. Principal of $36,000 was amortized during 2007.
(t)	The loan is an unsecured revolving credit facility totaling $150,000,000. Interest expense during 2007 was calculated based upon the 1 month LIBOR rate plus a spread of 1.50% (reduced to 1.475% effective December 19, 2007) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

The December 31, 2007 and 2006 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $557,820,000 and $508,236,000, respectively. Notes payable at December 31, 2007 and 2006, totaling $157,381,000 and $189,285,000, respectively, are guaranteed by members of The Saul Organization. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2007, the material covenants required the Company, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $600 million plus 90% of our future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.5 to 1 on a trailing 12-full calendar month basis;

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.6 to 1; and

•	limit the amount of variable rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt.

As of December 31, 2007, the Company was in compliance with all such covenants.

2007 Financing Activity

On and effective December 19, 2007, the Company entered into a new $150,000,000 unsecured revolving credit facility (the “Facility”), with a syndication of lenders. The Facility replaced the Company’s existing unsecured credit facility. Saul Centers, Inc. and certain subsidiaries of Saul Holdings Limited Partnership have guaranteed the payment obligations of Saul Holdings Limited Partnership under the Facility. The Facility provides for a $150,000,000 revolving credit facility maturing on December 19, 2010, which term may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the Facility by $50,000,000. Letters of credit may be issued under the Facility. On December 31, 2007, of the $150,000,000 available for borrowing, $8,000,000 was outstanding, $177,000 was committed for letters of credit, and the resulting balance of $141,823,000 was available to borrow for working capital, operating property acquisitions or development projects. In general, loan availability under the Facility is primarily determined by operating income from the Company’s existing unencumbered properties. As of December 31, 2007, the unencumbered properties supported availability of $99,000,000. Interest expense is calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60%, determined by certain leverage tests, or upon the bank’s reference rate, at the Company’s option. An additional $51,000,000 is available based upon the Company’s consolidated operating income after debt service. On this portion of the Facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

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

Funds From Operations

In 2007, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $63,846,000 representing a 9.9% increase over 2006 FFO available to common shareholders of $58,121,000. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Net income	$36,703	$32,680	$29,227	$26,174	$19,242
Subtract:
Gain on property disposition	(139)	—	—	(572)	(182)
Add:
Minority interests	8,818	7,793	7,798	8,105	8,086
Real estate depreciation and amortization	26,464	25,648	24,197	21,324	17,838

FFO	71,846	66,121	61,222	55,031	44,984
Preferred dividends	(8,000)	(8,000)	(8,000)	(8,000)	(1,244)

FFO available to common shareholders	$63,846	$58,121	$53,222	$47,031	$43,740

Average shares and units used to compute FFO per share	23,185	22,628	22,003	21,405	20,790

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

Acquisitions, Redevelopments and Renovations

Management anticipates that during the coming year the Company may: (i) redevelop certain of the Current Portfolio Properties, (ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, (iii) acquire existing neighborhood and community shopping centers and/or office properties, and (iv) develop new shopping center or office sites. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Olde Forte Village, Broadlands Village, Thruway, The Glen, Ravenwood and Lansdowne Town Center. The following describes the acquisitions, redevelopments and renovations which affected the Company’s financial position and results of operations in 2007, 2006 and 2005.

Olde Forte Village

The Company redeveloped in 2005, Olde Forte Village, a neighborhood shopping center located in Fort Washington, Maryland. The center, acquired in 2003, is anchored by the then newly constructed 58,000 square foot Safeway supermarket, which relocated from a smaller store within the center. The center then contained approximately 50,000 square feet of vacant space, consisting primarily of the former Safeway space. The reconfigured shopping center totals 143,000 square feet of leasable space. The Company’s total redevelopment costs, including the initial property acquisition cost, were approximately $22 million. The center was 95% leased at December 31, 2007.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. During the second quarter of 2006, the Company substantially completed construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Development costs for this phase totaled approximately $7.5 million. The center was 98% leased and fully operational at December 31, 2007.

The Glen

In February 2005, the Company commenced construction of a 22,000 square foot expansion building to provide additional restaurants and small shop service space at The Glen shopping center in Prince William County, Virginia. Construction of the expansion building was substantially completed in the fall of 2005, and development costs were approximately $4.1 million. The resulting 134,000 square foot Safeway anchored center was 96% leased at December 31, 2007.

Kentlands Place

In January 2004, the Company purchased 3.4 acres of undeveloped land adjacent to its 114,000 square foot Kentlands Square shopping center in Gaithersburg, Maryland. The Company substantially completed construction of a 40,600 square foot retail/office property, comprised of 23,800 square feet of in-line retail space and 16,800 square feet of professional office suites, in early 2005. Development costs, including the land acquisition, were approximately $8.5 million. The property was 100% leased at December 31, 2007 and includes significant retail tenants Bonefish Grill and Elizabeth Arden’s Red Door Salon.

Briggs Chaney MarketPlace

In April 2004, the Company acquired Briggs Chaney MarketPlace in Silver Spring, Maryland. Briggs Chaney MarketPlace is a 194,000 square foot neighborhood shopping center on Route 29 in Montgomery County, Maryland. The center, constructed in 1983, was 99% leased at December 31, 2007 and is anchored by a 45,000 square foot Safeway supermarket and a 28,000 square foot Ross Dress For Less. The property was acquired for $27.3 million. During 2005, the Company completed interior construction to reconfigure a portion of space vacant at acquisition, totaling approximately 11,000 square feet of leasable area, and completed construction of a façade renovation of the shopping center. Redevelopment costs totaled approximately $1.9 million.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Manassas, Prince William County, Virginia for a purchase price of $6.3 million. The Company has plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company received site plan approval during the third quarter of 2006 to develop approximately 125,000 square feet of retail space. A site plan for an additional 35,000 square feet of commercial space is under review by Prince William County. During the third quarter of 2006, the Company commenced site work consisting primarily of clearing, grading and site utility construction. A lease has been executed with Chevy Chase Bank which built a branch on a pad site. The bank branch opened for business October 2007. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the 126,000 square foot Albertson’s anchored Palm Springs Center located in Altamonte Springs, Florida (metropolitan Orlando). The center was 97% leased at December 31, 2007 and was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1.5 million. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company had contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland. During December 2007, the Company abandoned the acquisition of this final parcel and wrote-off to general and administrative expense all costs related to this parcel.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In late 2006, the Company substantially completed construction of an approximately 189,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Project costs, upon completion of final tenant improvements, are expected to total approximately $41.5 million. As of December 31, 2007, the project was fully operational and 99% leased, however rent is not expected to commence for approximately 16,000 square feet of second floor office space until spring of 2008, when tenant improvements are expected to be substantially complete.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the 96,000 square foot Publix-anchored Jamestown Place located in Altamonte Springs, Florida (metropolitan Orlando). The center was 95% leased at December 31, 2007 and was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the 147,000 square foot Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida (metropolitan Tampa). The center was 90% leased at December 31, 2007 and was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 73% leased at December 31, 2007. The Company is obtaining final permits for a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade. Construction is expected to commence during the spring of 2008.

Ravenwood

In January 2006, the Company commenced construction of a 7,380 square foot shop space expansion to the Giant anchored Ravenwood shopping center, located in Towson, Maryland. Construction was substantially completed in June 2006. All of the new space is leased and operational at December 31, 2007. Development costs totaled approximately $2.2 million.

Lexington Center

On September 29, 2005, the Company announced the resolution of a land use dispute at Lexington Mall, allowing increased flexibility in future development rights for its property. The Company and the land owner of the adjacent 16 acre site, have resolved a dispute arising from a reciprocal easement agreement governing land use between the two owners. The parties have executed a new land use agreement which grants each other the flexibility to improve its property. The Company also reached an agreement with Dillard’s to terminate its lease, without consideration exchanged by either party. The mall is vacant and the Company has prepared conceptual designs for the shopping center’s development and marketing to prospective retailers.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 99% leased at December 31, 2007 and was acquired for a purchase price of $11.1 million.

Ashburn Village-Phase V

The Company completed construction during the fourth quarter of 2006 of a 10,000 square foot shop space expansion to the Ashburn Village shopping center located in Loudoun County, Virginia. The space was 100% leased and operational at December 31, 2007. Development costs totaled approximately $2.2 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units.

The Company has substantially completed construction documents. An existing vacant building located on a portion of the land is being demolished to prepare this portion of the site for development. A development timetable has not yet been completed.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction documents have been completed and site permits have been received for development of approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and has executed leases for 9,606 square feet of the retail space. The Company commenced site work construction in early 2008 and anticipates total construction and development costs, including land, to be approximately $26.0 million. Substantial completion of the building shell is scheduled for late 2008.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, GA. The center is 93% leased as of December 31, 2007 and was acquired for a purchase price of $17.0 million.

Northrock Land Parcel

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia. The site is located in the City of Warrenton at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company has commenced site work construction for Northrock Shopping Center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. The Harris Teeter supermarket chain has executed a lease for a 52,700 square foot grocery store to anchor the center. The land purchase price was $12.5 million, and the Company anticipates total construction and development costs, including land, to be approximately $27.5 million. Construction substantial completion is anticipated for mid 2009.

Portfolio Leasing Status

The following chart sets forth certain information regarding our properties for the periods indicated.

	Total Properties		Total Square Footage		Percent Leased
As of December 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2007	43	5	6,803,000	1,206,000	95.3%	95.2%
2006	42	5	6,698,000	1,206,000	96.1%	97.3%
2005	39	5	6,170,000	1,206,000	97.2%	96.6%

The 2007 leasing percentages decreased due to a net 67,000 square foot decrease in leased space, 42,000 in the shopping center portfolio and 25,000 in the office portfolio. The shopping center decrease in leased space occurred due to a 22,000 square foot decrease at Smallwood Village, where the Company is planning a façade renovation of the common areas and a 20,000 square foot decrease at South Dekalb Plaza. The 2006 shopping center leasing percentages decreased due to the departure of two local grocery anchors at the Belvedere and West Park shopping centers totaling 59,000 square feet.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of December 31, 2007, the Company had variable rate indebtedness totaling $8,000,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at December 31, 2007 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $80,000, based on those balances. Interest rate fluctuations affect the fair value of the Company’s fixed rate debt instruments. As of December 31, 2007, the Company had fixed rate indebtedness totaling $524,726,000 with a weighted average interest rate of 6.72%. If interest rates on the Company’s fixed rate debt instruments at December 31, 2007 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $26,530,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page

F-1	(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP
F-2	(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP
F-3	(b)	Consolidated Balance Sheets - December 31, 2007 and 2006
F-4	(c)	Consolidated Statements of Operations - Years ended December 31, 2007, 2006 and 2005.
F-5	(d)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007, 2006 and 2005.
F-6	(e)	Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005.
F-7	(f)	Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2007 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

The Company’s internal control over financial reporting is also evaluated on an ongoing basis by management, other personnel in the Company’s accounting department and the Company’s internal audit function. The effectiveness of the Company’s internal control over financial reporting is audited by the Company’s independent registered public accounting firm. We consider the results of these various assessment activities as we monitor the Company’s disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on April 25, 2008.

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

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2007 and 2006 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

	(b)	Consolidated Balance Sheets—December 31, 2007 and 2006

	(c)	Consolidated Statements of Operations—Years ended December 31, 2007, 2006 and 2005

	(d)	Consolidated Statements of Stockholders’ Equity (Deficit)—Years ended December 31, 2007, 2006 and 2005

	(e)	Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005

	(f)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

Schedule III—Real Estate and Accumulated Depreciation

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

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restated Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3.(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership is filed herewith.

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as Exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Promissory Note dated as of January 10, 1997 by and between Saul Subsidiary II Limited Partnership and The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.(z) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(l)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

	(m)	Amended and Restated Promissory Note dated January 13, 2003 by and between Saul Holdings Limited Partnership as Borrower and Metropolitan Life Insurance Company as lender, as filed as Exhibit 10.(p) of the December 31, 2002 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

	(n)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, is filed herewith.

	(o)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, is filed herewith.

	(p)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(q)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(r)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.		Consent of Ernst & Young LLP, Independent Public Accountants is filed herewith.

24.		Power of Attorney (included on signature page).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	February 26 , 2008	/s/ B. Francis Saul II
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

Date: February 26 , 2008	/s/ B. Francis Saul III
B. Francis Saul III, President and Director

Date: February 26 , 2008	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date: February 26 , 2008	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date: February 26 , 2008	/s/ Kenneth D. Shoop
Kenneth D. Shoop, Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date: February 26 , 2008	/s/ John E. Chapoton
John E. Chapoton, Director

Date: February 26 , 2008	/s/ Gilbert M. Grosvenor
Gilbert M. Grosvenor, Director

Date: February 26 , 2008	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date: February 26 , 2008	/s/ David B. Kay
David B. Kay, Director

Date: February 26 , 2008	/s/ General Paul X. Kelley
General Paul X. Kelley, Director

Date: February 26 , 2008	/s/ Charles R. Longsworth
Charles R. Longsworth, Director

Date: February 26 , 2008	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date: February 26 , 2008	/s/ James W. Symington
James W. Symington, Director

Date: February 26 , 2008	/s/ John R. Whitmore
John R. Whitmore, Director

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, Virginia

February 26, 2008

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2007 and 2006, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Saul Centers, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, Virginia

February 26, 2008

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	December 31, 2007	December 31, 2006
Assets

Real estate investments
Land	$167,007	$154,047
Buildings and equipment	673,328	631,797
Construction in progress	49,592	56,017

	889,927	841,861
Accumulated depreciation	(232,669)	(214,210)

	657,258	627,651
Cash and cash equivalents	5,765	8,061
Accounts receivable and accrued income, net	33,967	33,248
Deferred leasing costs, net	16,190	18,137
Prepaid expenses, net	2,571	2,507
Deferred debt costs, net	6,264	5,328
Other assets	5,428	5,605

Total assets	$727,443	$700,537

Liabilities

Mortgage notes payable	$524,726	$487,443
Revolving credit facility outstanding	8,000	35,000
Dividends and distributions payable	12,887	11,558
Accounts payable, accrued expenses and other liabilities	13,159	16,409
Deferred income	15,147	12,251

Total liabilities	573,919	562,661

Minority interests	4,745	5,785

Stockholders’ equity
Series A Cumulative Redeemable Preferred stock, 1,000,000 shares authorized and 40,000 shares issued and outstanding	100,000	100,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,747,529 and 17,341,441 shares issued and outstanding, respectively	178	173
Additional paid-in capital	161,618	141,554
Accumulated deficit	(113,017)	(109,636)

Total stockholders’ equity	148,779	132,091

Total liabilities and stockholders’ equity	$727,443	$700,537

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)	For The Year Ended December 31,
	2007	2006	2005
Revenue
Base rent	$118,806	$110,121	$99,448
Expense recoveries	26,090	22,636	20,027
Percentage rent	1,497	1,767	2,057
Other	4,192	3,454	5,483

Total revenue	150,585	137,978	127,015

Operating expenses
Property operating expenses	18,758	16,278	14,724
Provision for credit losses	376	400	237
Real estate taxes	14,084	12,503	11,040
Interest expense and amortization of deferred debt	33,855	32,534	30,207
Depreciation and amortization of deferred leasing costs	26,464	25,648	24,197
General and administrative	11,666	10,142	9,585

Total operating expenses	105,203	97,505	89,990

Operating income before minority interests and gain on property disposition	45,382	40,473	37,025
Non-operating item: Gain on property disposition	139	—	—

Net operating income before minority interests	45,521	40,473	37,025

Minority interests
Minority share of income	(8,818)	(7,793)	(6,937)
Distributions in excess of earnings	—	—	(861)

Total minority interests	(8,818)	(7,793)	(7,798)

Net income	36,703	32,680	29,227
Preferred dividends	(8,000)	(8,000)	(8,000)

Net income available to common stockholders	$28,703	$24,680	$21,227

Per share net income available to common stockholders
Basic	$1.63	$1.45	$1.27

Diluted	$1.62	$1.43	$1.27

Distributions declared per common share outstanding	$1.82	$1.68	$1.63

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2004	$100,000	$164	$106,886	$(106,086)	$100,964
Issuance of 477,802 shares of common stock:
455,494 shares due to dividend reinvestment plan 22,308 shares due to employee stock options and directors’	—	5	15,402	—	15,407
deferred stock plan and stock option awards	—	—	1,051	—	1,051
Net income	—	—	—	29,227	29,227
Preferred stock distributions	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(20,146)	(20,146)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,089)	(7,089)

Balance, December 31, 2005	100,000	169	123,339	(112,094)	111,414
Issuance of 464,197 shares of common stock:
358,563 shares due to dividend reinvestment plan 105,634 shares due to employee stock options and directors’	—	4	14,838	—	14,842
deferred stock plan and stock option awards	—	—	3,377	—	3,377
Net income	—	—	—	32,680	32,680
Cumulative effect of SAB 108 adjustment (see Note 2)	—	—	—	6,551	6,551
Preferred stock distributions	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(21,490)	(21,490)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,283)	(7,283)

Balance, December 31, 2006	100,000	173	141,554	(109,636)	132,091
Issuance of 406,088 shares of common stock:
389,197 shares due to dividend reinvestment plan	—	5	18,720	—	18,725
16,891 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,344	—	1,344
Net income	—	—	—	36,703	36,703
Preferred stock distributions	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock ($50.00 per share)	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(23,743)	(23,743)
Distributions payable common stock ($0.47 per share)	—	—	—	(8,341)	(8,341)

Balance, December 31, 2007	$100,000	$178	$161,618	$(113,017)	$148,779

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$36,703	$32,680	$29,227
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property disposition	(139)	—	—
Minority interests	8,818	7,793	7,798
Depreciation and amortization of deferred leasing costs	26,464	25,648	24,197
Amortization of deferred debt costs	1,149	1,089	1,161
Non cash compensation costs from stock grants and options	1,111	1,166	991
Provision for credit losses	376	400	237
Increase in accounts receivable and accrued income	(1,095)	(3,650)	(2,843)
Increase in deferred leasing costs	(2,692)	(2,256)	(2,940)
(Increase) decrease in prepaid expenses	(64)	33	(119)
Decrease (increase) in other assets	177	(1,219)	(1,770)
Increase in accounts payable, accrued expenses and other liabilities	598	1,008	1,425
(Decrease) increase in deferred income	(209)	(518)	1,310

Net cash provided by operating activities	71,197	62,174	58,674

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(23,744)	(17,318)	(47,745)
Additions to real estate investments	(7,302)	(10,145)	(9,175)
Additions to development and redevelopment activities	(20,990)	(38,236)	(16,885)

Net cash used in investing activities	(52,036)	(65,699)	(73,805)

Cash flows from financing activities:
Proceeds from mortgage notes payable	52,000	17,500	25,500
Repayments on mortgage notes payable	(14,717)	(13,322)	(20,794)
Proceeds from revolving credit facility	20,000	31,000	10,500
Repayments on revolving credit facility	(47,000)	(6,500)	—
Additions to deferred debt costs	(2,085)	(542)	(2,025)
Proceeds from the issuance of:
Common Stock	18,958	17,053	15,384
Convertible limited partnership units in the Operating Partnership	—	4,001	3,899
Distributions to:
Preferred stockholders	(8,000)	(8,000)	(8,000)
Common stockholders	(31,026)	(28,579)	(26,542)
Convertible limited partnership units in the Operating Partnership	(9,587)	(9,032)	(8,345)

Net cash (used in) provided by financing activities	(21,457)	3,579	(10,423)

Net (decrease) increase in cash and cash equivalents	(2,296)	54	(25,554)
Cash and cash equivalents, beginning of year	8,061	8,007	33,561

Cash and cash equivalents, end of year	$5,765	$8,061	$8,007

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,684	$34,906	$32,112

*	Supplemental discussion of non-cash investing and financing activities:

The 2006 real estate acquisition costs of $17,318 are presented exclusive of a mortgage loan assumed of $11,334 and a $300 seller rent deficiency reimbursement.

The 2005 real estate acquisition costs of $47,745 are presented exclusive of a mortgage loan assumed of $13,579.

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

Name of Property	Location	Date of Acquisition/ Development
Acquisitions
Palm Springs Center	Altamonte Springs, FL	2005
Jamestown Place	Altamonte Springs, FL	2005
Seabreeze Plaza	Palm Harbor, FL	2005
Smallwood Village Center	Waldorf, MD	2006
Hunt Club Corners	Apopka, FL	2006
Orchard Park	Dunwoody, GA	2007

Developments
Kentlands Place	Gaithersburg, MD	2005
Broadlands Village Phase III	Ashburn, VA	2006
Lansdowne Town Center	Leesburg, VA	2006/7
Ashland Square Phase I	Manassas, VA	2007

As of December 31, 2007, the Company’s properties (the “Current Portfolio Properties”) consisted of 43 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and five (non-operating) development properties.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2007, twenty-nine of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Only two retail tenants, Giant Food (4.5%), a tenant at nine Shopping Centers, and Safeway (3.0%), a tenant at seven Shopping Centers, and one office tenant, the United States Government (2.7%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2007.

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

Real estate investment properties are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company’s policy is to assess potential impairment in value by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount or projected carrying amount of that property. If such carrying amount is in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 2007, 2006 or 2005 on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $2,889,000, $3,673,000 and $3,258,000, for 2007, 2006 and 2005, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2007, 2006 and 2005 was $21,638,000, $20,236,000 and $19,824,000, respectively. Repairs and maintenance expense totaled $8,926,000, $7,364,000 and $6,329,000, for 2007, 2006 and 2005, respectively, and is included in operating expenses in the accompanying consolidated financial statements.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $16,190,000 and $18,137,000, net of accumulated amortization of $14,457,000 and $13,308,000 as of December 31, 2007 and 2006, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $4,826,000, $5,412,000 and $4,373,000, for the years ended December 31, 2007, 2006 and 2005, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs for successful leases such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs are written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction in Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2007 and 2006 are as follows:

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Construction in Progress

(In thousands)

	December 31,
	2007	2006
Clarendon Center	$27,323	$20,431
Ashland Square Phase II	10,851	8,878
Westview Village	6,382	—
Lansdowne Town Center	—	19,972
Ashburn Village Phase V	—	1,846
Lexington Center	2,813	2,480
Other	2,223	2,410

Total	$49,592	$56,017

As of December 31, 2007 and 2006, 100% and 45% of the Lansdowne Town Center project had been placed in operation. The costs reported in Construction in Progress above reflect the costs incurred for the non-operating portion of the project, as of December 31, 2006. The development costs related to the operating portions of the project were reclassified to land and buildings during the years ended December 31, 2007 and 2006.

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $387,000 and $479,000, at December 31, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

(In thousands)

	For the Year Ended December 31,
	2007	2006
Beginning Balance	$479	$430
Provision for Credit Losses	376	400
Charge-offs	(468)	(351)

Ending Balance	$387	$479

In addition to rents due currently, accounts receivable include $25,013,000 and $23,341,000, at December 31, 2007 and 2006, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $52,000 and $213,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

On September 13, 2006, the SEC staff published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of a prior year uncorrected misstatement must be considered in quantifying misstatements in the current year financial statements and provides guidance on the correction of misstatements. SAB 108 offers a transition provision for correcting immaterial prior period misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 was effective for fiscal years ending after November 15, 2006. It was the Company’s policy, for leases entered into prior to 1998, to recognize rental revenue on a straight-line basis when rental payments due under leases varied, because of free rent periods or fixed rent increases (excluding those increases which approximate

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

inflationary increases). It was the Company’s policy that annual scheduled base rent increases of 3% or less were determined to approximate inflationary increases and were not recognized ratably over the life of the lease. Subsequent to 1998, the Company has annually analyzed these uncorrected misstatements and determined that the uncorrected misstatement was immaterial for all reporting periods. The Company has determined that less than 5% of its leases were not recognizing base rent on a straight-line basis and that the cumulative under-reporting of straight-line rental income related to these long term leases totaled approximately $6,551,000. According to the provisions of SAB 108, the Company recorded an accumulated accounts receivable balance of $6,551,000 for these leases and recorded a corresponding increase to Stockholders’ Equity as of January 1, 2006. Commencing in 2006 and pursuant to the accounting for recognizing rental income on a straight-line basis, a portion of the $6,551,000 receivable was amortized as a non-cash reduction of rental income, $203,000 in 2007 and $136,000 in 2006. The remaining balance unamortized balance of $6,212,000 as of December 31, 2007 will be amortized as a non-cash reduction of base rent over the remaining life of the affected leases.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $6,264,000 and $5,328,000, net of accumulated amortization of $5,393,000 and $4,244,000, at December 31, 2007 and 2006, respectively.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with U.S. generally accepted accounting principles. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

Income Taxes

The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and was effective as of the beginning of the 2007 reporting year. The adoption of FIN 48 did not impact the Company’s financial condition or results of operations. Further, as of December 31, 2007, the Company had no material unrecognized tax benefits. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2003.

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and accounts for stock based compensation according to SFAS No. 123R, “Accounting for Stock-Based Compensation”. The Company had no options eligible for valuation prior to the grant of options in 2003. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility. Expected volatility is determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options, (2) Average Expected Term. The options are assumed to be outstanding for a term calculated considering prior exercise history, scheduled vesting and the expiration date, (3) Expected Dividend Yield. This rate is a value management determines after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date, and (4) Risk-free Interest Rate. This rate is based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted, ratably over the vesting period, and includes the amounts as compensation in general and administrative expenses.

The Company established a stock option plan in 1993 (the “1993 Plan”) for the purpose of attracting and retaining executive officers and other key personnel. The 1993 Plan provides for grants of options to purchase a specified number of shares of common stock. A total of 400,000 shares were made available under the 1993 Plan. The 1993 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted. On May 23, 2003, the Compensation Committee granted options to purchase a total of 220,000 shares (80,000 shares from incentive stock options and 140,000 shares from nonqualified stock options) to six Company officers (the “2003 Options”). Following the grant of the 2003 Options, no additional shares remained for issuance under the 1993 Plan. The 2003 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The exercise price of $24.91 per share was the closing market price of the Company’s common stock on the date of the award.

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

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares from incentive stock options and 125,000 shares from nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $25.78 per share was the closing market

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $360,000, of which $293,000 and $67,000 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $67,000 was expensed as of the date of grant. The expense of the officers’ options is being recognized as compensation expense monthly during the four years the options vest. The 2004 Options are due to expire April 25, 2014.

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares from incentive stock options and 127,000 shares from nonqualified stock options) to twelve Company officers and to the twelve Company directors (the “2005 Options”). The officers’ 2005 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $33.22 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2005 Options to be $484,500, of which $413,400 and $71,100 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $71,100 was expensed as of the date of grant. The expense of the officers’ options is being recognized as compensation expense monthly during the four years the options vest. The 2005 Options are due to expire May 5, 2015.

Effective May 1, 2006, the Compensation Committee granted options to purchase a total of 30,000 shares (all nonqualified stock options) to the twelve Company directors (the “2006 Options”). The options were immediately exercisable. The exercise price of $40.35 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2006 Options to be $143,400. Because the directors’ options vest immediately, the entire $143,400 was expensed as of the date of grant. The 2006 Options are due to expire April 30, 2016.

Effective April 27, 2007, the Compensation Committee granted options to purchase a total of 165,000 shares (27,560 shares from incentive stock options and 137,440 shares from nonqualified stock options) to thirteen Company officers and twelve Company Directors (the “2007 options”). The officers’ 2007 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $54.17 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2007 Options to be $1,544,148, of which $1,258,848 and $285,300 were the values assigned to the officer options and director options respectively. Because the directors’ options vest immediately, the entire $285,300 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest. The 2007 Options are due to expire April 26, 2017.

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. This replaces the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2007, 216,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, for each of the years ended December 31, 2007, 2006 and 2005. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $130,000, $97,000, and $80,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.6% common interest as of December 31, 2007. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

Per Share Data

Per share data is calculated in accordance with SFAS 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2007, 2006 and 2005 the options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding

(In thousands)	December 31
	2007	2006	2005
Weighted average common shares outstanding – Basic	17,589	17,075	16,663
Effect of dilutive options	180	158	107

Weighted average common shares outstanding – Diluted	17,769	17,233	16,770

Average Share Price	$52.22	$43.04	$35.20

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). The adoption of SFAS No. 157 is required for the year beginning January 1, 2008. The Company does not expect SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a material impact on its consolidated financial statements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

3. REAL ESTATE ACQUIRED

Ashland Square

On December 15, 2004, the Company acquired a parcel of land in Manassas, Prince William County, Virginia for a purchase price of $6.3 million.

Palm Springs Center

On March 3, 2005, the Company completed the acquisition of the Albertson’s-anchored Palm Springs Center located in Altamonte Springs, Florida (metropolitan Orlando). The center was acquired for a purchase price of $17.5 million.

New Market

On March 3, 2005 and September 8, 2005, the Company acquired two parcels of land located in New Market, Maryland, for a purchase price of $500,000 and $1,500,000, respectively. The Company had contracted to purchase an adjacent third parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland. During December 2007 the Company abandoned the acquisition of the third parcel and wrote-off to general and administrative expense all costs related to that parcel.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional parcel of land for approximately $1.0 million. In late 2006, the Company substantially completed construction of the retail center. A lease was executed with Harris Teeter for a grocery store, which opened in November 2006. As of December 31, 2007, the project was fully operational.

Jamestown Place

On November 17, 2005, the Company completed the acquisition of the Publix-anchored Jamestown Place located in Altamonte Springs, Florida (metropolitan Orlando). The center was acquired for a purchase price of $14.8 million.

Seabreeze Plaza

On November 30, 2005, the Company completed the acquisition of the Publix-anchored Seabreeze Plaza located in Palm Harbor, Florida (metropolitan Tampa). The center was acquired for a purchase price of $25.9 million subject to the assumption of a $13.6 million mortgage loan. The mortgage assumption was treated as a non-cash acquisition in the Statement of Cash Flows.

Smallwood Village Center

On January 27, 2006, the Company acquired the Smallwood Village Center, located within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its operating partnership. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the Publix-anchored Hunt Club Corners shopping center located in Apopka, FL. The center was acquired for a purchase price of $11.1 million.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired an additional parcel of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the Kroger-anchored Orchard Park shopping center located in Dunwoody, GA. The center was acquired for a purchase price of $17.0 million.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Westview Village

In November 2007, the Company purchased a land parcel in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction documents have been completed and site permits have been received for development of a neighborhood shopping center.

Application of SFAS 141, “Business Combinations”, for Real Estate Acquired

The Company accounts for the acquisition of operating properties using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. Significant Accounting Policies-Real Estate Investment Properties. Of the combined $17,077,000 total cost of the operating property acquisitions, which exclude undeveloped land acquisitions, in 2007 and $28,538,000 in 2006, of which both amounts include the properties’ purchase price and closing costs, a total of $805,000 and $1,459,000, was allocated as lease intangible assets and included in lease acquisition costs at December 31, 2007 and December 31, 2006, respectively. Each year’s lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 26 and 22 years, for 2007 and 2006, respectively. The value of below market leases totaling $3,105,000 and $3,211,000, are being amortized over a weighted average term of 30 years for both 2007 and 2006, and are included in deferred income. The value of above market leases totaling $37,000, are being amortized over a weighted average term of one year for 2006 and are included as a deferred asset in accounts receivable. There were no above market rents for any 2007 acquisitions.

As of December 31, 2007 and 2006, the gross carrying amount of lease intangible assets included in lease acquisition costs was $11,385,000 and $10,580,000, respectively, and accumulated amortization was $7,598,000 and $5,680,000, respectively. Total amortization of these assets was $1,918,000, $2,592,000 and $1,504,000, for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the gross carrying amount of below market lease intangible liabilities included in deferred income was $9,678,000 and $6,573,000, respectively, and accumulated amortization was $1,599,000 and $1,019,000, respectively. Total amortization of these liabilities was $580,000, $604,000 and $267,000, for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the gross carrying amount of above market lease intangible assets included in accounts receivable was $726,000 for both years, and accumulated amortization was $564,000 and $457,000 respectively. Total amortization of these assets was $107,000, $158,000 and $157,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the scheduled amortization of intangible assets and deferred income related to in place leases are as follows:

Amortization of Intangible Assets and Deferred Income Related to In-place Leases

(In thousands)	Lease acquisition costs	Above market leases	Below market leases	Total
2008	$(1,028)	$(82)	$568	$(542)
2009	(674)	(45)	522	(197)
2010	(463)	(33)	439	(57)
2011	(279)	(2)	391	110
2012	(156)	—	373	217
Thereafter	(1,187)	—	5,786	4,599

Total	$(3,787)	$(162)	$8,079	$4,130

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

4. MINORITY INTERESTS – HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization has a 23.4% limited partnership interest, represented by 5,416,000 convertible limited partnership units in the Operating Partnership, as of December 31, 2007. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”).

The Operating Partnership issued 106,157 limited partnership units pursuant to the Dividend Reinvestment and Stock Purchase Plan at a weighted average discounted price of $37.69 per share during the year ended December 31, 2006. No units were issued during the year ended December 31, 2007.

The impact of The Saul Organization’s 23.4% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2007, 2006 and 2005, were 23,185,000, 22,628,000, and 22,003,000, respectively.

5. MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS

The Company’s outstanding debt, including amounts owed under the Company’s revolving credit facility, totaled $532,726,000 at December 31, 2007, of which $524,726,000 was fixed rate debt and $8,000,000 was variable rate debt. At the prior year’s end, December 31, 2006, notes payable totaled $522,443,000, of which $487,443,000 was fixed rate debt and $35,000,000 was variable rate debt. At December 31, 2007, the Company had a $150 million unsecured revolving credit facility with $8,000,000 outstanding borrowings. Prior to the facility’s extension December 19, 2007, the credit facility provided working capital and funds for acquisitions, certain developments and redevelopments. The facility had a three-year term due to expire on January 27, 2008. The facility provided for letters of credit to be issued under the revolving credit facility. The facility required monthly interest payments, if applicable, at a rate of LIBOR plus a spread of 1.40% to 1.625% (determined by certain leverage tests) or upon the bank’s reference rate at the Company’s option. Loan availability under the facility was determined by operating income from the Company’s existing unencumbered properties.

On and effective December 19, 2007, the Company entered into a new $150,000,000 unsecured revolving credit facility (the “2007 Facility”), with a syndication of lenders. The 2007 Facility replaced the Company’s existing unsecured credit facility. Saul Centers, Inc. and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the 2007 Facility. The 2007 Facility provides for a $150,000,000 revolving credit facility maturing on December 19, 2010, which term may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the 2007 Facility by $50,000,000. Letters of credit may be issued under the 2007 Facility. On December 31, 2007, of the $150,000,000 available for borrowing, $8,000,000 was outstanding, $177,000 was committed for letters of credit, and the resulting balance of $141,823,000 was available to borrow for working capital, operating property acquisitions or development projects. In general, loan availability under the 2007 Facility is primarily determined by operating income from the Company’s existing unencumbered properties. As of December 31, 2007, the unencumbered properties supported availability of $99,000,000. Interest expense is calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60%, determined by certain leverage tests, or upon the bank’s reference rate, at the Company’s option. An additional $51,000,000 is available based upon the Company’s consolidated operating income after debt service. On this portion of the 2007 Facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

During 2007, Saul Centers was released as a guarantor for a portion of two of the Partnerships’ mortgage notes payable totaling $4,500,000. The guarantees were released upon the achievement of specified leasing thresholds at the two properties. Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The mortgage notes payable are all non-recourse debt, and Saul Centers has no remaining guarantees on any of these notes.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2007 and 2006:

Notes Payable (Dollars in thousands)	December 31,			Interest Rate *	Scheduled Maturity *
	2007		2006
Fixed rate mortgages:	$83,078	(a)	$87,307	8.00%	Dec-2011
	119,340	(b)	123,130	7.67%	Oct-2012
	11,022	(c)	11,188	6.12%	Jan-2013
	30,041	(d)	31,155	7.88%	Jan-2013
	8,131	(e)	8,331	5.77%	Jul-2013
	12,935	(f)	13,253	5.28%	May-2014
	11,930	(g)	12,337	8.33%	Jun-2015
	39,099	(h)	39,886	6.01%	Feb-2018
	44,495	(i)	45,516	5.88%	Jan-2019
	14,395	(j)	14,726	5.76%	May-2019
	19,878	(k)	20,338	5.62%	Jul-2019
	19,661	(l)	20,100	5.79%	Sep-2019
	17,601	(m)	18,015	5.22%	Jan-2020
	12,535	(n)	12,723	5.60%	May-2020
	11,858	(o)	12,125	5.30%	Jun-2020
	10,139	(p)	10,341	5.81%	Feb-2021
	6,884	(q)	6,972	6.01%	Aug-2021
	39,740	(r)	—	5.62%	Jun-2022
	11,964	(s)	—	6.08%	Sep-2022

Total fixed rate	524,726		487,443	6.72%	8.2 Years

Variable rate loan:
Revolving credit facility	8,000	(t)	35,000	LIBOR + 1.475%	Dec-2010

Total variable rate	8,000		35,000	6.33%	3.0 Years

Total notes payable	$532,726		$522,443	6.71%	8.1 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2007. Totals computed using weighted averages.
(a)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a final payment of $63,153,000 at loan maturity. Principal of $4,229,000 was amortized during 2007.
(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $3,790,000 was amortized during 2007.
(c)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30 year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $166,000 was amortized during 2007.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(d)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,114,000 was amortized during 2007.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $200,000 was amortized during 2007.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $84,000 based upon a 25-year amortization schedule and a final payment of $10,531,000 at loan maturity. Principal of $318,000 was amortized during 2007.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires monthly principal and interest payments of $118,000 based upon a 22-year amortization schedule and a final payment of $7,630,000 at loan maturity. Principal of $407,000 was amortized during 2007.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $787,000 was amortized during 2007.
(i)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by three shopping centers, Broadlands Village (Phases I, II & III), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $1,021,000 was amortized during 2007.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $331,000 was amortized during 2007.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $460,000 was amortized during 2007.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $439,000 was amortized during 2007.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $414,000 was amortized during 2007.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $188,000 was amortized during 2007.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $267,000 was amortized during 2007.
(p)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $202,000 was amortized during 2007.
(q)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $88,000 was amortized during 2007.
(r)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28,177,000 at loan maturity. Principal of $260,000 was amortized during 2007.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(s)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8,628,000 at loan maturity. Principal of $36,000 was amortized during 2007.
(t)	The loan is an unsecured revolving credit facility totaling $150,000,000. Interest expense during 2007 was calculated based upon the 1 month LIBOR rate plus a spread of 1.50% (reduced to 1.475% effective December 19, 2007) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

The December 31, 2007 and 2006 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $557,820,000 and $508,236,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2007, the material covenants required the Company, on a consolidated basis, to:

•	limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $600 million plus 90% of our future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.5 to 1 on a trailing 12-full calendar month basis;

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.6 to 1; and

•	limit the amount of variable rate debt and debt with initial loan terms of less than 5 years to no more than 40% of total debt.

As of December 31, 2007, the Company was in compliance with all such covenants.

Notes payable at December 31, 2007 and 2006, totaling $157,381,000 and $189,285,000, respectively, are guaranteed by members of The Saul Organization. As of December 31, 2007, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule

(In thousands)

2008	$16,162
2009	17,393
2010	26,688
2011	82,315
2012	110,531
Thereafter	279,637

Total	$532,726

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Interest Expense and Amortization of Deferred Debt Costs

(In thousands)

	Year ended December 31,
	2007	2006	2005
Interest incurred	$35,595	$35,118	$32,304
Amortization of deferred debt costs	1,149	1,089	1,161
Capitalized interest	(2,889)	(3,673)	(3,258)

Total	$33,855	$32,534	$30,207

6. LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent (including straight-line rent) for the years ended December 31, 2007, 2006 and 2005, amounted to $118,806,000, $110,121,000 and $99,448,000, respectively. Future contractual payments under noncancelable leases for years ended December 31, (which exclude the effect of straight-line rents), are as follows:

Future Contractual Payments

(In thousands)

2008	$116,560
2009	106,043
2010	94,766
2011	78,034
2012	61,609
Thereafter	289,057

Total	$746,069

The majority of the leases also provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2007, 2006 and 2005 amounted to $26,090,000, $22,636,000 and $20,027,000, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1,497,000, $1,767,000 and $2,057,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

7. LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $164,000 for each of the years ended December 31, 2007, 2006 and 2005, respectively.

The future minimum rental commitments under these ground leases are as follows:

Ground Lease Rental Commitments

(In thousands)

	Annually					Total Thereafter
	2008	2009	2010	2011	2012
Beacon Center	$53	$53	$53	$57	$60	$2,960
Olney	51	52	56	56	56	4,153
Southdale	60	60	60	60	60	3,305

Total	$164	$165	$169	$173	$176	$10,418

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

In addition to the above, Flagship Center consists of two developed out parcels that are part of a larger adjacent community shopping center formerly owned by The Saul Organization and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest which commenced in September 1991 with a minimum rent of one dollar per year. Countryside shopping center was acquired in February, 2004. Because of certain land use considerations, approximately 3.4% of the underlying land is held under a 99-year ground lease. The lease requires the Company to pay minimum rent of one dollar per year as well as its pro-rata share of the real estate taxes.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent payments for the years ended December 31, 2007, 2006 and 2005 were $796,000, $726,000 and $661,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8. STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS

The consolidated statement of operations for the years ended December 31, 2007 and 2006 includes a charge for minority interests of $8,818,000 and $7,793,000, respectively, representing The Saul Organization’s share of the net income for the year. The charge for the year ended December 31, 2005 was $7,798,000, consisting of $6,937,000 related to The Saul Organization’s share of the net income for the year and $861,000 related to distributions to minority interests in excess of allocated net income for the year.

On July 16, 2003, the Company filed a shelf registration statement (the “Shelf Registration Statement”) with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. On November 5, 2003, the Company sold 3,500,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The underwriters exercised an over-allotment option, purchasing an additional 500,000 depositary shares on November 26, 2003.

The depositary shares may be redeemed, in whole or in part, at the $25.00 per share liquidation preference at the Company’s option on or after November 5, 2008. The depositary shares will pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 per share liquidation preference. The first dividend, paid on January 15, 2004 was for less than a full quarter and covered the period from November 5 through December 31, 2003. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

9. RELATED PARTY TRANSACTIONS

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 18 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $2,946,000, $2,220,000 and $1,768,000, for the years

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, accounts receivable and accrued income included $12,200 and as of December 31, 2006, deferred income included $16,000 of prepaid rent from various Chevy Chase Bank leases.

The Company utilizes Chevy Chase Bank for its various checking accounts and as of December 31, 2007 had $5,559,000 deposited in cash and short-term investment accounts.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $331,000, $289,000 and $266,000 for 2007, 2006 and 2005, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. For the years ended December 31, 2007, 2006 and 2005, the Company was required to contribute three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $106,000, $106,000 and $118,000, for the years ended December 31, 2007, 2006 and 2005, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $857,000 and $709,000 at December 31, 2007 and 2006, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2007, 2006 and 2005, which included rental payments for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $4,890,000, $3,963,000 and $3,462,000, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2007 and 2006, accounts payable, accrued expenses and other liabilities included $298,000 and $255,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

On November 14, 2007, the Company purchased a land parcel in Frederick, Maryland, from a subsidiary of Chevy Chase Bank, a related party, for $5,000,000. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank.

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

During 1993 and 1994, the Compensation Committee granted options to purchase a total of 180,000 shares (90,000 shares from incentive stock options and 90,000 shares from nonqualified stock options) to five Company officers. The options vested 25% per year over four years, had an exercise price of $20.00 per share and a term of ten years, subject to earlier expiration upon termination of employment. No compensation expense was recognized as a result of these grants. As of December 31, 2004, no 1993 and 1994 options remained unexercised.

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

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares of incentive stock options and 125,000 shares of nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $25.78 per share was the market trading price of the Company’s common stock on the date the option was granted.

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares of incentive stock options and 127,000 shares of nonqualified stock options) to twelve Company officers and to the twelve Company directors (the “2005 Options”). The officers’ 2005 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options are exercisable immediately. The exercise price of $33.22 per share was the market trading price of the Company’s common stock on the date the option was granted.

Effective May 1, 2006, the Compensation Committee granted options to purchase a total of 30,000 shares of nonqualified stock options to the twelve Company directors (the “2006 Options”). The options are exercisable immediately. The exercise price of $40.35 per share was the market trading price of the Company’s common stock on the date the option was granted.

Effective April 27, 2007, the Compensation Committee granted options to purchase a total of 165,000 shares (27,560 shares from incentive stock options and 137,440 shares from nonqualified stock options) to thirteen Company officers and twelve Company Directors (the “2007 options”). The officers’ 2007 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $54.17 per share was the closing market price of the Company’s common stock on the date the option was granted.

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005:

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Stock options issued to officers

	Officers				Subtotal
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007
Total grant	220,000	122,500	132,500	135,000	610,000
Vested	220,000	91,875	66,250	—	378,125
Exercised	81,422	25,625	6,250	—	113,297
Forfeited	7,500	7,500	11,250	—	26,250
Exercisable at Dec. 31, 2007	131,078	58,750	48,750	—	238,578
Remaining unexercised	131,078	89,375	115,000	135,000	470,453
Exercise price	$24.91	$25.78	$33.22	$54.17
Volatility	0.175	0.183	0.207	0.233
Expected life (years)	7.0	7.0	8.0	6.5
Assumed yield	7.00%	5.75%	6.37%	4.13%
Risk-free rate	4.00%	4.05%	4.15%	4.61%
Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223
Forfeited options	11,325	17,925	35,100	—	64,350
Expensed in prior years	133,399	49,988	—	—	183,387
Expensed in 2005	83,000	73,000	69,000	—	225,000
Expensed in 2006	76,444	67,220	95,460	—	239,124
Expensed in 2007	28,032	64,242	91,648	209,808	393,730
Future expense	—	$20,400	$122,192	$1,049,040	$1,191,632

Stock options issued to directors and grand totals
	Directors				Subtotal	Grand Totals
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007
Total grant	30,000	30,000	30,000	30,000	120,000	730,000
Vested	30,000	30,000	30,000	30,000	120,000	498,125
Exercised	3,700	—	—	—	3,700	116,997
Forfeited	—	—	—	—	—	26,250
Exercisable at Dec. 31, 2007	26,300	30,000	30,000	30,000	116,300	354,878
Remaining unexercised	26,300	30,000	30,000	30,000	116,300	586,753

Exercise price	$25.78	$33.22	$40.35	$54.17
Volatility	0.183	0.198	0.206	0.225
Expected life (years)	5.0	10.0	9.0	8.0
Assumed yield	5.75%	6.91%	5.93%	4.39%
Risk-free rate	3.57%	4.28%	5.11%	4.65%

Total value at grant date	$66,600	$71,100	$143,400	$285,300	$566,400	$2,863,623
Forfeited options	—	—		—	—	64,350
Expensed in prior years	66,600	—	—	—	66,600	249,987
Expensed in 2005	—	71,100	—		71,100	296,100
Expensed in 2006	—	—	143,400	—	143,400	382,524
Expensed in 2007	—	—	—	285,300	285,300	679,030
Future expense	—	—	—	—	—	1,191,632
Weighted average term of future expense (Officer and Director options)						3.1 yrs

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2007, 2006 and 2005:

	2007		2006		2005
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1	430,453	$29.06	513,125	$27.80	352,500	$25.29
Granted	165,000	54.17	30,000	40.35	162,500	33.22
Exercised	(8,700)	26.85	(86,422)	25.59	(1,875)	25.78
Expired/Forfeited	—	—	(26,250)	28.72	—	—
Outstanding December 31	586,753	36.15	430,453	29.06	513,125	27.80
Exercisable at December 31	354,878	30.74	241,078	29.09	178,750	26.59

The intrinsic value of options exercised in 2007, 2006 and 2005 was $208,775, $1,871,000 and $23,000, respectively. The intrinsic value of options outstanding and exercisable at year end 2007 was $10,260,000 and $8,074,000, respectively. The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2007, the final trading day of calendar 2007, the closing price was $53.43 per share and was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Options having an exercise price in excess of the December 31, 2007 closing price have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options are 6.6 and 7.3 years, respectively.

11. NON-OPERATING ITEMS

Gain on Property Disposition

The gain on property disposition of $139,000 in 2007 represents additional condemnation proceeds recognized from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center. Original proceeds from the condemnation were received in 2004. There were no property dispositions in 2006 or 2005.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable is in excess of the $524,726,000 and $487,443,000 carrying value at December 31, 2007 and 2006, respectively. Management estimates that the fair value of these fixed rate notes payable, assuming long term interest rates of approximately 6.27% and 5.96%, would be approximately $528,894,000 and $504,562,000, as of December 31, 2007 and 2006, respectively.

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

The Company paid common stock distributions of $1.77 per share, $1.68 per share and $1.60 per share, during 2007, 2006 and 2005, respectively, and paid preferred stock dividends of $2.00 per depositary share during each of the years. For the common stock dividends paid, $1.770, $1.445 and $1.520 per share, represented ordinary dividend income for the years 2007, 2006 and 2005. For the common stock dividends paid, $0.235 and $0.080 per share, represented return of capital to the shareholders for the years 2006 and 2005, respectively. The 2007 common dividend was 100% taxable. All of the preferred stock dividends paid were considered ordinary dividend income.

The following summarizes distributions paid during the years ended December 31, 2007, 2006 and 2005, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
	(Dollars in thousands)
	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shs Issued	Units Issued	Discounted Share Price
Distributions during 2007
October 31	$2,000	$8,323	$2,546	19,828	—	$52.52
July 31	2,000	7,740	2,383	148,651	—	41.92
April 30	2,000	7,679	2,383	113,165	—	51.60
January 31	2,000	7,284	2,275	107,553	—	52.24

Total 2007	$8,000	$31,026	$9,587	389,197	—

Distributions during 2006
October 31	$2,000	$7,219	$2,274	126,054	—	$47.14
July 28	2,000	7,145	2,274	153,298	—	38.70
April 28	2,000	7,126	2,254	35,807	50,736	39.66
January 31	2,000	7,089	2,230	43,404	55,421	35.89

Total 2006	$8,000	$28,579	$9,032	358,563	106,157

Distributions during 2005
October 31	$2,000	$7,042	$2,207	108,133	57,875	$33.95
July 29	2,000	6,668	2,081	91,353	50,483	36.67
April 29	2,000	6,436	2,029	158,607	—	32.50
January 31	2,000	6,396	2,028	97,401	2,552	32.40

Total 2005	$8,000	$26,542	$8,345	455,494	110,910

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

In December 2007, 2006 and 2005, the Board of Directors of the Company authorized a distribution of $0.47, $0.42 and $0.42 per common share payable in January 2008, 2007 and 2006, to holders of record on January 17, 2008, January 17, 2007 and January 17, 2006, respectively. As a result, $8,342,000, $7,284,000 and $7,089,000, were paid to common shareholders on January 31, 2008, January 31, 2007 and January 31, 2006, respectively. Also, $2,546,000, $2,275,000 and $2,230,000, were paid to limited partnership unitholders on January 31, 2008, January 31, 2007 and January 31, 2006 ($0.47, $0.42 and $0.42 per Operating Partnership unit), respectively. The Board of Directors authorized preferred stock dividends of $0.50 per depositary share, to holders of record on January 2, 2008, January 2, 2007 and January 3, 2006, respectively. As a result, $2,000,000 was paid to preferred shareholders on January 15, 2008, January 12, 2007 and January 13, 2006, respectively. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and minority interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

15. INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2007 and 2006.

(In thousands, except per share amounts)

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$36,684	$37,077	$38,014	$38,810
Operating income before minority interests and gain on property disposition	11,009	11,077	11,956	11,340
Net income	8,874	8,926	9,624	9,279
Net income available to common shareholders	6,874	6,926	7,624	7,279
Net income available to common shareholders per share (diluted)	0.39	0.39	0.43	0.41

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$33,467	$33,748	$34,860	$35,903
Operating income before minority interests and gain on property disposition	9,509	9,648	10,328	10,988
Net income	7,707	7,797	8,321	8,855
Net income available to common shareholders	5,707	5,797	6,321	6,855
Net income available to common shareholders per share (diluted)	0.33	0.34	0.37	0.39

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

(In thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
2007
Real estate rental operations:
Revenue	$112,444	$37,687	$454	$150,585
Expenses	(23,325)	(9,893)	—	(33,218)

Income from real estate	89,119	27,794	454	117,367
Interest expense & amortization of deferred debt	—	—	(33,855)	(33,855)
General and administrative	—	—	(11,666)	(11,666)

Subtotal	89,119	27,794	(45,067)	71,846
Depreciation and amortization	(18,320)	(8,144)	—	(26,464)
Gain on property disposition	139			139
Minority interests	—	—	(8,818)	(8,818)

Net income	$70,938	$19,650	$(53,885)	$36,703

Capital investment	$43,325	$1,387	$7,324	$52,036

Total assets	$569,249	$122,908	$35,286	$727,443

2006
Real estate rental operations:
Revenue	$101,460	$36,184	$334	$137,978
Expenses	(20,172)	(9,009)	—	(29,181)

Income from real estate	81,288	27,175	334	108,797
Interest expense & amortization of deferred debt	—	—	(32,534)	(32,534)
General and administrative	—	—	(10,142)	(10,142)

Subtotal	81,288	27,175	(42,342)	66,121
Depreciation and amortization	(17,646)	(8,002)	—	(25,648)
Minority interests	—	—	(7,793)	(7,793)

Net income	$63,642	$19,173	$(50,135)	$32,680

Capital investment	$59,679	$3,109	$2,911	$65,699

Total assets	$539,283	$131,317	$29,937	$700,537

2005
Real estate rental operations:
Revenue	$90,592	$35,762	$661	$127,015
Expenses	(17,221)	(8,780)	—	(26,001)

Income from real estate	73,371	26,982	661	101,014
Interest expense & amortization of deferred debt	—	—	(30,207)	(30,207)
General and administrative	—	—	(9,585)	(9,585)

Subtotal	73,371	26,982	(39,131)	61,222
Depreciation and amortization	(16,283)	(7,914)	—	(24,197)
Minority interests	—	—	(7,798)	(7,798)

Net income	$57,088	$19,068	$(46,929)	$29,227

Capital investment	$70,652	$1,509	$1,644	$73,805

Total assets	$467,687	$135,211	$28,571	$631,469

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

17. SUBSEQUENT EVENTS

In January 2008, the Company acquired an undeveloped land parcel in Warrenton, Virginia. The site is located in the City of Warrenton at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company has commenced site work construction for Northrock Shopping Center, a neighborhood shopping center. The Harris Teeter supermarket chain has executed a lease for a grocery store to anchor the center. The land purchase price was $12.5 million.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2007

(Dollars in Thousands)

	Initial Basis	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period				Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Buildings and Improvements Depreciable Lives in Years
			Land	Buildings and Improvements	Leasehold Interests	Total
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$18,546	$6,764	$23,213	$—	$29,977	$5,985	$23,992	$23,965	1994 & 2000-2	3/94	40
Ashland Square Phase I, Manassas, VA	73	354	73	354	—	427	4	423	—		12/04	20
Beacon Center, Alexandria, VA	1,493	17,155	—	17,554	1,094	18,648	8,862	9,786		1960 & 1974	1/72	40 & 50
Belvedere, Baltimore, MD	932	896	263	1,565	—	1,828	1,336	492	2,244	1958	1/72	40

Boca Valley Plaza, Boca Raton, FL	16,720	477	5,735	11,462	—	17,197	1,087	16,110	12,535		2/04	40
Boulevard, Fairfax, VA	4,883	1,914	3,687	3,110	—	6,797	928	5,869	4,772	1969	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,363	9,789	19,611	—	29,400	1,910	27,490	19,661		4/04	40

Broadlands Village I, II & III, Loudoun County, VA	5,316	24,458	5,300	24,474	—	29,774	2,641	27,133	23,641	2002-3 & 2004	3/02	40 & 50
Clarendon/Clarendon Station, Arlington, VA	1,219	2,943	1,061	3,101	—	4,162	208	3,954	—	1949	7/73 & 1/96	40

Countryside, Sterling, VA	28,912	1,221	7,532	22,601	—	30,133	2,081	28,052	19,878		2/04	40
Cruse MarketPlace, Cumming, GA	12,226	66	3,920	8,372	—	12,292	797	11,495	8,131		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169	—	169	—	1972	1/72	—

French Market, Oklahoma City, OK	5,781	9,992	1,118	14,655	—	15,773	7,742	8,031	—	1972 & 2001	3/74	50
Germantown, Germantown, MD	3,576	557	2,034	2,099	—	4,133	895	3,238	—	1990	8/93	40
Giant, Baltimore, MD	998	528	422	1,104	—	1,526	858	668	2,268	1959	1/72	40

The Glen, Lake Ridge, VA	12,918	6,058	5,300	13,676	—	18,976	3,684	15,292	11,401	1993	6/94	40
Great Eastern, District Heights, MD	4,993	9,805	3,785	11,013	—	14,798	5,560	9,238	9,739	1958 & 1960	1/72	40
Hampshire Langley, Langley Park, MD	3,159	2,657	1,856	3,960	—	5,816	2,927	2,889	8,927	1960	1/72	40

Hunt Club Corners, Apopka, FL	12,584	235	3,948	8,871	—	12,819	344	12,475	6,884		6/06	40
Jamestown Place, Altamonte Springs, FL	14,055	165	4,455	9,765	—	14,220	518	13,702	10,139		11/05	40

Kentlands Square, Gaithersburg, MD	14,379	104	5,006	9,477	—	14,483	1,264	13,219	9,453	2002	9/02	40
Kentlands Place, Gaithersburg, MD	1,425	6,977	1,425	6,977	—	8,402	717	7,685	—		1/04	50
Lansdowne Town Center, Loudoun County, VA	6,545	34,851	6,546	34,850	—	41,396	1,222	40,174	39,740	2002	11/02	50
Leesburg Pike, Baileys Crossroads, VA	2,418	5,645	1,132	6,931	—	8,063	4,784	3,279	8,470	1965	2/66	40

Lexington Pads, Lexington, KY *	4,868	1,348	2,111	4,105	—	6,216	2,605	3,611	—	1971 & 1974	3/74	40
Lumberton Plaza, Lumberton, NJ	4,400	9,415	950	12,865	—	13,815	9,324	4,491	5,975	1975	12/75	40
Shops at Monocacy, Frederick, MD	9,541	13,284	9,260	13,565	—	22,825	1,377	21,448	17,601	2003-4	11/03	50

Olde Forte Village, Ft. Washington, MD	15,933	6,114	5,409	16,638	—	22,047	1,879	20,168	14,395	2003-4	07/03	40
Olney, Olney, MD	1,884	1,546	—	3,430	—	3,430	2,570	860	—	1972	11/75	40
Orchard Park, Sandy Spring, GA	19,377	20	7,751	11,646	—	19,397	121	19,276	11,964	1972	11/75	40
Palm Springs Center, Altamonte Springs, FL	18,365	44	5,739	12,670	—	18,409	900	17,509	11,858		3/05	40

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2007

(Dollars in Thousands)

	Initial Basis	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period				Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Buildings and Improvements Depreciable Lives in Years
			Land	Buildings and Improvements	Leasehold Interests	Total
Ravenwood, Baltimore, MD	1,245	4,093	703	4,635	—	5,338	1,563	3,775	5,753	1959	1/72	40
Seabreeze Plaza, Palm Harbor, FL	24,526	97	8,665	15,958	—	24,623	830	23,793	12,935		11/05	40
Seven Corners, Falls Church, VA	4,848	40,633	4,913	40,568	—	45,481	18,169	27,312	38,944	1956	7/73	40
Shops at Fairfax, Fairfax, VA	2,708	9,292	992	11,008	—	12,000	4,566	7,434	7,158	1975 & 2001	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	656	6,402	12,073	—	18,475	554	17,921	11,022		1/06	40
Southdale, Glen Burnie, MD	3,650	17,475	—	20,503	622	21,125	16,065	5,060	—	1962 & 1987	1/72	40
Southside Plaza, Richmond, VA	6,728	8,473	1,878	13,323	—	15,201	8,485	6,716	8,617	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	3,118	703	4,889	—	5,592	3,490	2,102	—	1970	2/76	40
Thruway, Winston-Salem, NC	4,778	17,668	5,496	16,845	105	22,446	9,029	13,417	22,271	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	1,196	7,851	9,847	—	17,698	3,930	13,768	6,664	1990	8/93	40
West Park, Oklahoma City, OK	1,883	701	485	2,099	—	2,584	1,369	1,215	—	1974	9/75	50
White Oak, Silver Spring, MD	6,277	4,339	4,665	5,951	—	10,616	4,439	6,177	20,577	1958 & 1967	1/72	40

Total Shopping Centers	361,039	287,488	155,293	491,413	1,821	648,527	147,619	500,908	417,582

Office Properties
Avenel Business Park, Gaithersburg, MD	21,459	22,520	3,755	40,224	—	43,979	23,328	20,651	25,764	1984, 1986, 1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40
Crosstown Business Center, Tulsa, OK	3,454	5,717	604	8,567	—	9,171	5,009	4,162	—	1974	10/75	40
601 Pennsylvania Ave., Washington, DC	5,479	56,204	5,667	56,016	—	61,683	31,615	30,068	30,041	1986	7/73	35
Van Ness Square, Washington, DC	812	28,497	831	28,478	—	29,309	16,202	13,107	12,240	1990	7/73	35
Washington Square, Alexandria, VA	2,034	48,037	544	49,527	—	50,071	8,896	41,175	39,099	1952 & 2001	7/73	50

Total Office Properties	33,238	160,975	11,401	182,812	—	194,213	85,050	109,163	107,144

Development Land
Clarendon Center, Arlington, VA	11,534	13,244	11,534	13,244	—	24,778	—	24,778	—		4/02
Ashland Square Phase II, Manassas, VA	6,338	4,512	6,397	4,453	—	10,850	—	10,850	—		12/04
New Market, New Market, VA	2,088	215	2,140	163	—	2,303	—	2,303	—		9/05
Lexington Center, Lexington, KY *	—	988	—	988	—	988	—	988	—		3/74
Westview Village, Frederick, MD	5,146	1,236	5,146	1,236	—	6,382	—	6,382	—

Total Development Land	25,106	20,195	25,217	20,084	—	45,301	—	45,301	—

Preacquistion Costs		1,886		1,886		1,886		1,886

Total	$419,383	$470,544	$191,911	$696,195	$1,821	$889,927	$232,669	$657,258	$524,726

*	Lexington Pads include the land and building basis of the property formerly identified as Lexington Mall. The Company carries costs related to the redevelopment of the property within the line item Lexington Center.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2007

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	35 - 50 years
Building components	Up to 20 years
Tenant improvements	The shorter of the term of the lease or the useful life of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $677,400,000 at December 31, 2007. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2007 are summarized as follows.

(In thousands)	2007	2006	2005
Total real estate investments:

Balance, beginning of year	$841,861	$762,793	$682,808
Acquisitions	27,169	30,434	60,053
Improvements	24,742	50,036	26,042
Retirements	(3,845)	(1,402)	(6,110)

Balance, end of year	$889,927	$841,861	$762,793

Total accumulated depreciation:

Balance, beginning of year	$214,210	$195,376	$181,420
Depreciation expense	21,638	20,236	19,824
Adjustment	482
Retirements	(3,661)	(1,402)	(5,868)

Balance, end of year	$232,669	$214,210	$195,376