Form 10-Q
period 2008-03-31
SAUL CENTERS INC
filed 2008-05-09
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

COMMISSION FILE NUMBER 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Bethesda, Maryland 20814

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code (301) 986-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 8, 2008: 17,807,000

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2007, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Real estate investments
Land	$215,421	$167,007
Buildings and equipment	709,543	673,328
Construction in progress	52,382	49,592

	977,346	889,927
Accumulated depreciation	(238,423)	(232,669)

	738,923	657,258
Cash and cash equivalents	29,007	5,765
Accounts receivable and accrued income, net	37,991	33,967
Deferred leasing costs, net	18,099	16,190
Prepaid expenses, net	2,483	2,571
Deferred debt costs, net	6,402	6,264
Other assets	6,851	5,428

Total assets	$839,756	$727,443

Liabilities

Mortgage notes payable	$554,377	$524,726
Revolving credit facility outstanding	—	8,000
Dividends and distributions payable	12,998	12,887
Accounts payable, accrued expenses and other liabilities	18,059	13,159
Deferred income	24,668	15,147

Total liabilities	610,102	573,919

Minority interests	4,347	4,745

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares shares issued and outstanding	79,328	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,775,720 and 17,747,529 shares issued and outstanding, respectively	179	178
Additional paid-in capital	160,139	161,618
Accumulated deficit	(114,339)	(113,017)

Total stockholders’ equity	225,307	148,779

Total liabilities and stockholders’ equity	$839,756	$727,443

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended March 31,
	2008	2007
Revenue
Base rent	$30,382	$29,021
Expense recoveries	7,133	6,598
Percentage rent	314	202
Other	893	863

Total revenue	38,722	36,684

Operating expenses
Property operating expenses	4,985	4,805
Provision for credit losses	183	112
Real estate taxes	4,011	3,526
Interest expense and amortization of deferred debt costs	8,604	8,294
Depreciation and amortization of deferred leasing costs	6,943	6,448
General and administrative	2,923	2,490

Total operating expenses	27,649	25,675

Operating income before minority interests and gain on sale of property	11,073	11,009
Non-operating item: Gain on property disposition	205	—

Net operating income before minority interests	11,278	11,009

Minority interests
Minority share of income	(2,148)	(2,135)

Net income	9,130	8,874

Preferred dividends	(2,097)	(2,000)

Net income available to common stockholders	$7,033	$6,874

Per share net income available to common stockholders
Basic	$0.40	$0.39

Diluted	$0.39	$0.39

Distributions declared per common share outstanding	$0.47	$0.44

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2007	$100,000	$178	$161,618	$(113,017)	$148,779

Issuance of 31,731 shares of preferred stock:	79,328	—	(2,999)	—	76,329
Issuance of 28,191 shares of common stock:
26,673 shares due to dividend reinvestment plan	—	1	1,321	—	1,322
1,518 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	199	—	199
Net income	—	—	—	9,130	9,130
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)
Series B, $3.07 per share (1)	—	—	—	(97)	(97)
Distributions payable common stock ($0.47 per share)	—	—	—	(8,355)	(8,355)

Balance, March 31, 2008	$179,328	$179	$160,139	$(114,339)	$225,307

(1)	For the period March 27, 2008 through March 31, 2008.

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Operating activities:
Net income	$9,130	$8,874
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property disposition	(205)	—
Minority interests	2,148	2,135
Depreciation and amortization of deferred leasing costs	6,943	6,448
Amortization of deferred debt costs	285	276
Non cash compensation costs from stock grants and options	199	131
Provision for credit losses	183	112
Decrease in accounts receivable and accrued income	132	1,520
Increase in deferred leasing costs	(668)	(712)
Decrease in prepaid expenses	88	144
Increase in other assets	(1,423)	(2,710)
Increase in accounts payable, accrued expenses and other liabilities	3,957	3,491
Increase (decrease) in deferred income	797	(276)

Net cash provided by operating activities	21,566	19,433

Investing activities:
Acquisitions of real estate investments, net*	(63,443)	—
Additions to real estate investments	(2,080)	(1,381)
Additions to development and redevelopment activities	(4,456)	(5,157)
Gain on property disposition	205	—

Net cash used in investing activities	(69,774)	(6,538)

Financing activities:
Proceeds from notes payable	23,250	—
Repayments on notes payable	(3,948)	(3,551)
Proceeds from revolving credit facility	19,000	—
Repayments on revolving credit facility	(27,000)	(3,000)
Additions to deferred debt costs	(423)	(34)
Proceeds from the issuance of:
Preferred stock, net of issuance costs (1)	72,138	—
Common Stock	1,322	5,614
Distributions to:
Preferred stockholders	(2,000)	(2,000)
Common stockholders	(8,343)	(7,283)
Convertible limited partnership units in the Operating Partnership	(2,546)	(2,275)

Net cash provided by (used in) financing activities	71,450	(12,529)

Net increase in cash and cash equivalents	23,242	366
Cash and cash equivalents, beginning of period	5,765	8,061

Cash and cash equivalents, end of period	$29,007	$8,427

(1)	Additional proceeds of $4,191, net of cost of $137, were received upon exercise of the overallotment option.
*	Supplemental disclosure of non-cash transactions:

The 2008 real estate acquisition costs of $63,443 and proceeds from notes payable of $23,250, are each presented exclusive of a mortgage loan assumed in the amount of $10,349.

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

The following table lists the properties acquired and/or developed by the Company since December 31, 2005. All of the following properties are operating shopping centers (“Shopping Centers”).

Name of Property	Location	Date of Acquisition/ Development
Acquisitions
Smallwood Village Center	Waldorf, MD	2006
Hunt Club Corners	Apopka, FL	2006
Orchard Park	Dunwoody, GA	2007
Great Falls Shopping Center	Great Falls, VA	2008
BJ’s Wholesale Club	Alexandria, VA	2008
Marketplace at Sea Colony	Bethany Beach, DE	2008

Developments
Kentlands Place	Gaithersburg, MD	2005
Broadlands Village Phase III	Ashburn, VA	2006
Lansdowne Town Center	Leesburg, VA	2006/7
Ashland Square Phase I	Manassas, VA	2007

As of March 31, 2008, the Company’s properties (the “Current Portfolio Properties”) consisted of 46 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) land or development properties.

In September 1997, the Company established Saul QRS, Inc., a wholly owned subsidiary of Saul Centers, to facilitate the placement of collateralized mortgage debt. Saul QRS, Inc. was created to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current Portfolio Properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of March 31, 2008, thirty of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Only two retail tenants, Giant Food (4.7%), a tenant at nine Shopping Centers and Safeway (3.0%), a tenant at eight Shopping Centers and one office tenant, the United States Government (2.7%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the three months ended March 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2007, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” (“SFAS No. 141”). The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional lease expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

Real estate investment properties, including properties under development and land held for future development, are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company’s policy is to assess potential impairment in value by making a comparison of the current and projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property and estimated cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated projected cash flows of the assets, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss on any of its real estate for the three month periods ended March 31, 2008 and 2007.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $767,000 and $860,000, for the three month periods ended March 31, 2008 and 2007, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled $5,833,000 and $5,125,000, for the three month periods ended March 31, 2008 and 2007, respectively. Repair and maintenance expense, included in property operating expenses for the three month periods ended March 31, 2008 and 2007, was $2,251,000 and $2,466,000, respectively.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $18,099,000 and $16,190,000, net of accumulated amortization of $14,199,000 and $14,457,000, as of March 31, 2008 and December 31, 2007, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $1,110,000 and $1,323,000, for the three months ended March 31, 2008 and 2007, respectively. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2008 and December 31, 2007 are as follows:

Construction in Progress
(Dollars in thousands)	March 31, 2008	December 31, 2007
Clarendon Center	$30,036	$27,323
Northrock	13,352	—
Ashland Square Phase II	—	10,851
Westview Village	7,428	6,382
Lexington Center	—	2,813
Other	1,566	2,223

Total	$52,382	$49,592

As of January 1, 2008, active development at Ashland Square Phase II and Lexington Center was suspended. The carrying costs for these properties were removed from construction in progress and reclassified to land and buildings and equipment, while awaiting sufficient leasing activity to warrant the resumption of development.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $398,000 and $387,000, at March 31, 2008 and December 31, 2007, respectively.

In addition to amounts due currently, accounts receivable includes accrued income of $25,405,000 and $25,013,000, at March 31, 2008 and December 31, 2007, respectively, representing the cumulative difference between minimum rental income recognized on a straight-line basis and contractual payments due under the terms of respective tenant leases. These amounts are presented after netting allowances of $50,000 and $52,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations. Accounts receivable as of March 31, 2008 also includes $4,191,000 receivable from the exercise of the underwriter’s over-allotment option for the Series B Preferred Stock Offering.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are capitalized and amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $4,202,000 and $5,393,000, at March 31, 2008 and December 31, 2007, respectively.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the following month’s rent, prepayment of real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and advance payments by tenants for tenant construction work provided by the Company. In addition, deferred income includes the fair value of a below market lease component associated with acquisition properties as determined pursuant to the application of SFAS No.141.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2007 reporting year. As of March 31, 2008, the Company had no material unrecognized tax benefits. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2004.

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

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of March 31, 2008, 220,000 shares had been allocated to the directors pursuant to the deferred compensation plans.

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

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.6% common interest as of March 31, 2008. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

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

Basic and Diluted Shares Outstanding
(In thousands)	Quarter ended March 31,
	2008	2007
Weighted average common shares outstanding-Basic	17,767	17,415
Effect of dilutive options	176	203

Weighted average common shares outstanding-Diluted	17,943	17,618

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”), which is effective for fiscal years after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008 and has elected not to measure any financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 establishes consistent accounting and reporting standards for the non-controlling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. Management does not expect the adoption of SFAS 160 to have a material impact on the Company’s financial condition or results of operations.

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations occurring during fiscal years beginning on or after December 15, 2008, which for the Company begins with the 2009 calendar year. FAS No. 141(R) will impact the Company’s financial statements dependent on the level of acquisition activity in the year 2009 and beyond.

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

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida. The center was acquired for a purchase price of $11.1 million.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired an additional parcel of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the Kroger-anchored Orchard Park shopping center located in Dunwoody, Georgia. The center was acquired for a purchase price of $17.0 million.

Westview Village

In November 2007, the Company purchased a land parcel in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction documents have been completed and site permits have been received for development of a neighborhood shopping center.

Northrock

In January 2008, the Company acquired an undeveloped land parcel in Warrenton, Virginia. The site is located in the City of Warrenton at the southwest corner of the U.S. Route 29/211 and Fletcher Drive intersection. The land purchase price was $12.5 million. The Company has commenced site work construction for a neighborhood shopping center. The Harris Teeter supermarket chain has executed a lease for a grocery store to anchor the center.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was acquired for a purchase price of $36.6 million subject to the assumption of a $10.3 million mortgage loan. Management determined the mortgage loan was fairly valued at acquisition because the terms of the loan were not materially different from current market terms.

BJ’s Wholesale Club

On March 28, 2008, the Company completed the acquisition of the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The property was acquired for a purchase price of $21.0 million.

Marketplace at Sea Colony

On March 28, 2008, the Company completed the acquisition of Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was acquired for a purchase price of $3.0 million.

Application of SFAS 141, for Real Estate Acquired

The Company accounted for the operating property acquisitions using the purchase method of accounting in accordance with SFAS No. 141. The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2.

The $36.9 million total cost of acquiring Great Falls Center included both the purchase price and closing costs. A total of $1,916,000 of the total cost was allocated as lease intangible assets and will be included in deferred leasing costs commencing April 1, 2008. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 13.6 years. The value of below market leases totaled $6,856,000 and are being amortized over a weighted average term of 20.0 years, and were recorded as deferred income at the time of acquisition. The value of above market leases totaled $72,000 and are being amortized over a weighted average term of 5.7 years, and were recorded as a deferred asset in accounts receivable at the time of acquisition.

The $21.1 million total cost of acquiring the BJ’s Wholesale Club property included both the purchase price and closing costs. A total of $303,000 of the total cost was allocated as lease intangible assets and will be included in deferred leasing costs commencing April 1, 2008. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 21.1 years. The value of the below market lease totaled $1,838,000 and are being amortized over a weighted average term of 21.1 years, and were recorded as deferred income at the time of acquisition.

The $3.1 million total cost of acquiring Marketplace at Sea Colony included both the purchase price and closing costs. A total of $132,000 of the total cost was allocated as lease intangible assets and will be included in deferred leasing costs commencing April 1, 2008. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 3.5 years. The value of below market leases totaled $30,000 and are being amortized over a weighted average term of 3.9 years, and were recorded as deferred income at the time of acquisition. The value of above market leases totaled $76,000 and are being amortized over a weighted average term of 4.4 years, and were recorded as a deferred asset in accounts receivable at the time of acquisition.

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the three month periods ended March 31, 2008 and 2007, respectively, as if the above described acquisitions had occurred on January 1, 2008 and 2007, respectively. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the three months ended March 31, 2008 and 2007, respectively.

Pro Forma Combined Condensed Statements of Operations
(In thousands, except per share data, unaudited)	Quarter ended March 31,
	2008	2007
Real estate revenues	$39,987	$37,889
Net income available to common stockholders	$7,129	$6,762
Earnings per common share-basic	$0.40	$0.39
Earnings per common share-diluted	$0.40	$0.38

4.	Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 23.4% limited partnership interest, represented by 5,416,000 convertible limited partnership units, in the Operating Partnership, as of March 31, 2008. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As a result, as of March 31, 2008, approximately 3,700,000 units were not convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s 23.4% limited partnership interest in the Operating Partnership is reflected as Minority Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended March 31, 2008 and 2007, were 23,360,000 and 23,034,000, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled $554,377,000 at March 31, 2008, all of which was fixed rate mortgage debt. No balance was outstanding on the Company’s variable rate, $150,000,000 unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, has a three-year term expiring on December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the facility by $50,000,000. Letters of credit may be issued under the revolving credit facility. On March 31, 2008, of the $150,000,000 available for borrowing, $177,000 was committed for letters of credit, and the resulting balance of $149,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of March 31, 2008, operating income from the unencumbered properties determined the interest rate for up to $99,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60% or upon the bank’s reference rate, at the Company’s option. The remaining $51,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

Saul Centers is the guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The mortgage notes payable are all non-recourse debt.

On February 29, 2008, the Company closed on a $7,500,000 increase to a fixed-rate mortgage secured by Shops at Fairfax and Boulevard shopping centers. The loan matures June 1, 2015 (same as the original financing), requires interest only payments of $38,000, based upon a 6.08% interest rate, and requires a final principal payment of $7,500,000 at maturity.

On March 23, 2008, the Company closed on a $3,000,000 increase to a fixed-rate mortgage secured by Seabreeze Plaza. The loan matures May 1, 2014 (same as the original financing), requires equal monthly principal and interest payments of $17,794, based upon a 5.90% interest rate and 30-year principal amortization, and requires a final principal payment of $2,738,000 at maturity.

On March 28, 2008, the Company assumed a fully amortizing fixed-rate mortgage loan in the amount of $10,349,000, secured by the acquisition property, Great Falls Center. The loan matures February 1, 2024 and requires equal monthly principal and interest payments of $83,113, based upon a 5.80% interest rate and 20-year principal amortization. Management determined the mortgage loan was fairly valued at acquisition because the terms of the loan were not materially different from current market terms.

On March 31, 2008, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $12,750,000, secured by the BJ’s Wholesale Club center. The loan matures April 1, 2023, requires equal monthly principal and interest payments of $80,003, based upon a 6.43% interest rate and 30-year principal amortization, and requires a final principal payment of $9,255,000 at maturity.

At December 31, 2007, the Company’s outstanding debt totaled $532,726,000, of which $524,726,000 was fixed rate mortgage debt and $8,000,000 was variable rate debt outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

At March 31, 2008, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule
(Dollars in thousands)

April 1 through December 31, 2008	$12,637
2009	18,009
2010	19,341
2011	83,008
2012	111,267
2013	48,620
Thereafter	261,495

$554,377

Interest expense and amortization of deferred debt costs for the quarter ended March 31, 2008 and 2007, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs
(Dollars in thousands)	Quarter ended March 31,
	2008	2007
Interest incurred	$9,086	$8,878
Amortization of deferred debt costs	285	276
Capitalized interest	(767)	(860)

	$8,604	$8,294

6.	Stockholders’ Equity and Minority Interests

The Consolidated Statement of Operations for the three months ended March 31, 2008 and March 31, 2007, includes a charge for minority interests of $2,148,000 and $2,135,000, respectively, representing The Saul Organization’s limited partnership interest share of net income for each quarter, respectively.

On March 20, 2008, the Company filed a shelf registration statement (the “Shelf Registration Statement”) with the SEC relating to the future offering of up to an aggregate of $140 million of preferred stock and depositary shares. On March 27, 2008, the Company sold 3,000,000 depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock, providing net cash proceeds of $72.1 million. The underwriters exercised an over-allotment option, purchasing an additional 173,115 depositary shares providing additional net cash proceeds of $4.2 million.

The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after March 15, 2013. The depositary shares will pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 liquidation preference. The first dividend will be paid on July 15, 2008 and will cover the period from March 27, 2008 through June 30, 2008. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

7.	Related Party Transactions

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 19 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $826,000 and $743,000, for the three months ended March 31, 2008 and 2007, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of March 31, 2008, approximately $28,841,000 was held in deposit in these accounts.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $114,000 and $77,000, for the three months ended March 31, 2008 and 2007, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled $30,000 and $23,000, for the three months ended March 31, 2008 and 2007, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $891,000 and $857,000 at March 31, 2008 and December 31, 2007, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and depending upon the service, is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2008 and 2007, which included rental expense for the Company’s headquarters lease, totaled $1,376,000 and $1,091,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of March 31, 2008 and December 31, 2007, accounts payable, accrued expenses and other liabilities included $279,000 and $298,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the three months ended March 31, 2008 and 2007 were $201,000 and $199,000, respectively, and are included in general and administrative expense.

8.	Non-Operating Items

Gain on Property Disposition

The gain on property disposition of $205,000 during the three months ended March 31, 2008 represents proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma. There were no property dispositions during the three months ended March 31, 2007.

9.	Stock Option Plans

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

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2008:

Stock options issued to officers

	Officers				Subtotal
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007
Total grant	220,000	122,500	132,500	135,000	610,000
Vested	212,500	88,125	62,500	—	363,125
Exercised	81,422	25,625	6,250	—	113,297
Forfeited	7,500	7,500	11,250	—	26,250
Exercisable at Mar. 31, 2008	131,078	62,500	56,250	—	249,828
Remaining unexercised	131,078	89,375	115,000	135,000	470,453

Exercise price	$24.91	$25.78	$33.22	$54.17
Volatility	0.175	0.183	0.207	0.233
Expected life (years)	7.0	7.0	8.0	6.5
Assumed yield	7.00%	5.75%	6.37%	4.13%
Risk-free rate	4.00%	4.05%	4.15%	4.61%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223
Expensed in previous years	320,875	254,450	256,108	209,808	1,041,241
Forfeited options	11,325	17,925	35,100	—	64,350
Expensed during three months ended Mar. 31, 2008	—	16,062	22,911	78,678	117,651
Future expense	—	$4,338	$99,281	$970,362	$1,073,981

Stock options issued to directors and grand totals

	Directors				Subtotal	Grand Totals
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007
Total grant	30,000	30,000	30,000	30,000	120,000	730,000
Vested	30,000	30,000	30,000	30,000	120,000	483,125
Exercised	3,700	—	—	—	3,700	116,997
Forfeited	—	—	—	—	—	26,250
Exercisable at Mar. 31, 2008	26,300	30,000	30,000	30,000	116,300	366,128
Remaining unexercised	26,300	30,000	30,000	30,000	116,300	586,753

Exercise price	$25.78	$33.22	$40.35	$54.17
Volatility	0.183	0.198	0.206	0.225
Expected life (years)	5.0	10.0	9.0	8.0
Assumed yield	5.75%	6.91%	5.93%	4.39%
Risk-free rate	3.57%	4.28%	5.11%	4.65%

Total value at grant date	$66,600	$71,100	$143,400	$285,300	$566,400	$2,863,623
Expensed in previous years	66,600	71,100	143,400	285,300	566,400	1,607,641
Forfeited options	—	—	—	—	—	64,350
Expensed during three months ended Mar. 31, 2008	—	—	—	—	—	117,651
Future expense	—	—	—	—	—	1,073,981
Weighted average term of future expense (Officer and Director options)						2.9 yrs

The table below summarizes the option activity for the three months ended March 31, 2008:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	586,753	$36.15
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding March 31	586,753	36.15	$8,914,000
Exercisable at March 31	366,128	30.74	7,139,000

The intrinsic value presented in the table above measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At March 31, 2008, the closing share price was $50.24 and was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The options awarded in 2007 had an exercise price in excess of the March 31, 2008 closing price and thus have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options are 6.4 and 7.1 years, respectively.

10.	Commitments and Contingencies

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

11.	Business Segments

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon net operating income for properties in each segment.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended March 31, 2008			(1)
Real estate rental operations:
Revenue	$29,050	$9,605	$67	$38,722
Expenses	(6,451)	(2,728)	—	(9,179)

Income from real estate	22,599	6,877	67	29,543
Interest expense & amortization of deferred debt	—	—	(8,604)	(8,604)
General and administrative	—	—	(2,923)	(2,923)

Subtotal	22,599	6,877	(11,460)	18,016
Depreciation and amortization of deferred leasing costs	(4,919)	(2,024)	—	(6,943)
Gain on property disposition	205	—	—	205
Minority interests	—	—	(2,148)	(2,148)

Net income	$17,885	$4,853	$(13,608)	$9,130

Capital investment	$67,453	$68	$2,458	$69,979

Total assets	$653,297	$123,661	$62,798	$839,756

Quarter ended March 31, 2007
Real estate rental operations:
Revenue	$27,191	$9,397	$96	$36,684
Expenses	(5,967)	(2,476)	—	(8,443)

Income from real estate	21,224	6,921	96	28,241
Interest expense & amortization of deferred debt	—	—	(8,294)	(8,294)
General and administrative	—	—	(2,490)	(2,490)

Subtotal	21,224	6,921	(10,688)	17,457
Depreciation and amortization of deferred leasing costs	(4,426)	(2,022)	—	(6,448)
Minority interests	—	—	(2,135)	(2,135)

Net income	$16,798	$4,899	$(12,823)	$8,874

Capital investment	$4,614	$504	$1,420	$6,538

Total assets	$539,374	$130,270	$31,931	$701,575

(1)	Clarendon development included because a significant component will be residential.

12.	Subsequent Events

In April 2008, the Company closed on a $10,825,000 additional financing secured by the Great Falls Center. Funding in the amount of $6,525,000 occurred on April 6, 2008, payable at an interest rate of 6.80%, interest only for the first year, after which amortization will commence on a 30-year amortization schedule. The balance totaling $4,300,000 is a forward commitment to be funded prior to March 31, 2009, subject to achieving certain re-leasing requirements. The Company will initially guarantee $2,000,000 of this loan, with the amount of any additional advance to also be guaranteed until certain debt service coverage tests are achieved.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in our Form 10-K for the year ended December 31, 2007. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Item 1 of this Form 10-Q.

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

•	such other risks as described in Item 1A of our Form 10-K for the year ended December 31, 2007

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2008 and for the three month period ended March 31, 2008.

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

Results of Operations

Quarter ended March 31, 2008 compared to quarter ended March 31, 2007

Revenue
(Dollars in thousands)	Quarters ended March 31,		2008 to 2007 Change
	2008	2007	$	%
Base rent	$30,382	$29,021	$1,361	4.7%
Expense recoveries	7,133	6,598	535	8.1%
Percentage rent	314	202	112	55.4%
Other	893	863	30	3.5%

Total revenue	$38,722	$36,684	$2,038	5.6%

Total revenue increased 5.6% in the quarter ended March 31, 2008 (“2008 Quarter”) compared to the corresponding prior year’s quarter (“2007 Quarter”). The revenue increase for the 2008 Quarter resulted primarily from net rental income from the lease-up of Lansdowne Town Center, $851,000, and to a lesser extent the operations of a 2007 developed property and three 2008 and one 2007 acquisition properties. The development property (Ashland Square) and the acquisition properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony in 2008 and Orchard Park in 2007) together defined as the “Development and Acquisition Properties,” contributed $536,000 of the revenue increase. Improved operating results at the remaining properties contributed the balance of the quarter over quarter revenue growth. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2008 Quarter versus the 2007 Quarter was primarily attributable to the lease-up of Lansdowne Town Center (46.7% or approximately $635,000) and leases in effect at the Development and Acquisition Properties (32.2% or approximately $438,000). Rental rate growth at Seven Corners, Ashburn Village, White Oak and Beacon Center shopping centers provided the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the core operating properties (81.9% or approximately $438,000). The Development and Acquisition Properties contributed the balance of the increase (18.1% or approximately $97,000).

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2008 Quarter increased due primarily to timing differences in the submission of sales reports used to calculate percentage rent by a tenant at Great Eastern Plaza (140.2% or approximately $157,000) offset in part by decreased percentage rent at White Oak and Thruway where tenants reported reduced sales revenue compared to the prior year (52.7% or approximately $59,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances.

Operating Expenses
(Dollars in thousands)	Quarters ended March 31,		2008 to 2007	Change
	2008	2007	$	%
Property operating expenses	$4,985	$4,805	$180	3.7%
Provision for credit losses	183	112	71	63.4%
Real estate taxes	4,011	3,526	485	13.8%
Interest expense and amortization of deferred debt	8,604	8,294	310	3.7%
Depreciation and amortization of leasing costs	6,943	6,448	495	7.7%
General and administrative	2,923	2,490	433	17.4%

Total operating expenses	$27,649	$25,675	$1,974	7.7%

Increases in operating expenses resulted primarily from expense increases resulting from the operation of the Company’s Portfolio Properties owned and operated for over a year and to a lesser extent, operating and financing expenses of the Development and Acquisition Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Core properties utility expense (91.7% or approximately $165,000), increased property level professional fees for the appeal of property tax assessments (30.0% or approximately $54,000) and expenses required to operate the Development and Acquisition Properties (26.7% or approximately $48,000) produced the majority of the increase, which were offset in part by reduced repairs and maintenance expense impacted by reduced snow removal expense during the 2008 Quarter (132.2% or approximately $238,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The increase in the 2008 Quarter versus the 2007 Quarter was primarily due to a tenant who terminated two leases early at Lansdowne Town Center, approximately $75,000. The amount reported in each quarter represents only five tenths of one percent (0.5%) or lower of total revenue for each quarter, an indication of the relative credit quality of the Company’s tenants.

Real estate taxes. The increase in real estate taxes for the 2008 Quarter versus the 2007 Quarter was primarily due to a same property shopping center increase of $334,000 (68.9% of total real estate tax increase), a 13.8% increase over the 2007 Quarter’s amount, impacted largely by increased assessments at several of the Company’s Northern Virginia shopping centers, the largest of which occurred at Beacon Center, Lansdowne Town Center and Seven Corners. The Office Properties, particularly Van Ness Square and Washington Square contributed toward the increase (16.7% or approximately $81,000) as well as the Development and Acquisition Properties (14.4% or approximately $70,000).

Interest and amortization of deferred debt. Interest expense increased in the 2008 Quarter versus the 2007 Quarter due to increased borrowing for recent Development and Acquisition Properties, particularly Lansdowne Town Center and Orchard Park. The increase in average outstanding borrowings of approximately $25,100,000 resulted from financing the Development and Acquisition Properties (approximately $427,000 increase in interest expense). The financing of the Lansdowne Town Center development substituted long term fixed rate debt for higher rate credit line borrowings, resulting in a savings of $214,000. Less interest was capitalized as a cost of construction and development projects during the 2008 Quarter than the 2007 Quarter ($767,000 versus $860,000, respectively, approximately $93,000 increase in interest expense) resulting primarily lease-up construction activity at Lansdowne Town Center in 2007. Deferred debt cost amortization was $285,000 and $276,000, for the 2008 and 2007 Quarters, respectively (approximately $9,000 increase).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. General and administrative expenses increased for the 2008 Quarter compared to the 2007 Quarter due to increased staff expenses (64.9% or approximately $281,000), non-cash option expenses, increased state income taxes, real estate tax on land held for investment and the write-off of abandoned acquisition costs.

Gain on property disposition

The Company recognized a gain on property disposition of $205,000 in the 2008 Quarter. The gain represents proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma. There were no property dispositions in the 2007 Quarter.

Liquidity and Capital Resources

Cash and cash equivalents were $29,007,000 and $8,427,000 at March 31, 2008 and 2007, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(Dollars in thousands)
	2008	2007
Cash provided by operating activities	$21,566	$19,433
Cash used by investing activities	(69,774)	(6,538)
Cash provided (used) by financing activities	71,450	(12,529)

Increase in cash	$23,242	$366

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2008 Quarter primarily reflect the acquisition of three operating properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony) and a land parcel (Northrock) and to a lesser extent development and construction costs of Clarendon Center, Westview Village and Northrock. Investing activities for the 2007 Quarter primarily reflect the development and construction costs associated with the lease-up of Lansdowne Town Center and the development of Clarendon Center. Tenant improvement and property capital expenditures totaled $2,080,000 and $1,381,000, for the 2008 and 2007 Quarters, respectively.

Financing Activities

Cash provided by financing activities for the period ended March 31, 2008 primarily reflects:

•	Proceeds of $72,138,000, net of costs, received from the issuance of Series B, preferred stock during the period;

•	Proceeds of $23,250,000 received from mortgage notes payable originated during the period;

•	Proceeds of $19,000,000 received from advances provided by the revolving credit facility during the period; and

•	Proceeds of $1,322,000 received from the issuance of common stock from shares issued under the dividend reinvestment program.

which was partially offset by:

•	the repayment of mortgage note payable borrowings totaling $3,948,000;

•	repayments of $27,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $8,343,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $2,546,000;

•	distributions made to preferred stockholders during the period totaling $2,000,000; and

•	payments of $423,000 for financing costs of mortgage notes payable;

Cash used by financing activities for the period ended March 31, 2007 primarily reflects:

•	the repayment of mortgage note payable borrowings totaling $3,551,000;

•	repayments of $3,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $7,283,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $2,275,000;

•	distributions made to preferred stockholders during the period totaling $2,000,000; and

•	payments of $34,000 for financing costs of mortgage notes payable; which was partially offset by:

•	Proceeds of $5,614,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), distributions to common and preferred stockholders, distributions to unit holders and amounts required for expansion and renovation of the Current Portfolio Properties and selective acquisition and development of additional properties. In order to qualify as a REIT for federal income tax purposes, the

Company must distribute to its stockholders at least 90% of its “real estate investment trust taxable income,” as defined in the Code. The Company expects to meet these short-term liquidity requirements (other than amounts required for additional property acquisitions and developments) through cash provided from operations and its existing line of credit. The Company anticipates that any additional property acquisitions and developments in the next 12 months will be funded with cash on hand and borrowing from construction financings, future long-term secured debt and the public or private issuance of common or preferred equity or units, each of which may be initially funded with our existing line of credit.

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

As of March 31, 2008, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule
(Dollars in thousands)

April 1 through December 31, 2008	$12,637
2009	18,009
2010	19,341
2011	83,008
2012	111,267
2013	48,620
Thereafter	261,495

$554,377

Management believes that the Company’s capital resources, which at March 31, 2008 included cash balances of approximately $29,000,000 and borrowing availability of $150,000,000 on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 24,608 and 105,912 shares under the Plan at a weighted average discounted price of $49.56 and $52.24 per share, during the three month periods ended March 31, 2008 and 2007, respectively. The Company also credited 2,065 and 1,641 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $49.56 and $52.24 per share, during the three month periods ended March 31, 2008 and 2007, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2008.

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

The Company maintains a $150,000,000 unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The credit facility has a three-year term expiring December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the facility by $50,000,000. Letters of credit may be issued under the facility. On March 31, 2008, of the $150,000,000 available for borrowing, $177,000 was committed for letters of credit, and the resulting balance of $149,823,000 was available to borrow for working capital, operating property acquisitions or development projects.

Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of March 31, 2008, operating income from the unencumbered properties determined the interest rate for up to $99,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60% or upon the bank’s reference rate, at the Company’s option. The remaining $51,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

As of March 31, 2008, no borrowings were outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of March 31, 2008, the material covenants required the Company, on a consolidated basis, to:

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

As of March 31, 2008, the Company was in compliance with all such covenants. Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The mortgage notes payable are all non-recourse debt.

On February 29, 2008, the Company closed on a $7,500,000 increase to a fixed-rate mortgage secured by Shops at Fairfax and Boulevard shopping centers. The loan matures June 1, 2015 (same as the original financing), requires interest only payments of $38,000, based upon a 6.08% interest rate, and requires a final principal payment of $7,500,000 at maturity. On March 23, 2008, the Company closed on a $3,000,000 increase to a fixed-rate mortgage secured by Seabreeze Plaza. The loan matures May 1, 2014 (same as the original financing), requires equal monthly principal and interest payments of $17,794, based upon a 5.90% interest rate and 30-year principal amortization, and requires a final principal payment of $2,738,000 at maturity. On March 28, 2008, the Company assumed a fully amortizing fixed-rate mortgage loan in the amount of $10,349,000, secured by the acquisition property, Great Falls Center. The loan matures February 1, 2024 and requires equal monthly principal and interest payments of $83,113, based upon a 5.80% interest rate and 20-year principal amortization. On March 31, 2008, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $12,750,000, secured by the BJ’s Wholesale Club center. The loan matures April 1, 2023, requires equal monthly principal and interest payments of $80,003, based upon a 6.43% interest rate and 30-year principal amortization, and requires a final principal payment of $9,255,000 at maturity.

Preferred Stock Issue

On March 20, 2008, the Company filed a shelf registration statement (the “Shelf Registration Statement”) with the SEC relating to the future offering of up to an aggregate of $140 million of preferred stock and depositary shares. On March 27, 2008, the Company sold 3,000,000 depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock, providing net cash proceeds of $72.1 million. The underwriters exercised an over-allotment option, purchasing an additional 173,115 depositary shares providing additional net cash proceeds of $4.2 million.

The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after March 15, 2013. The depositary shares will pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 liquidation preference. The first dividend will be paid on July 15, 2008 and will cover the period from March 27, 2008 through June 30, 2008. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Net proceeds from the issuance of approximately $76.3 million were used to fully repay $22.0 million outstanding under the Company’s revolving credit facility and approximately $31.5 million was used to acquire three operating shopping center properties on March 28, 2008 ($61.1 million acquisition cost less financing proceeds of $29.6 million from loans secured by the acquisition properties). The remaining $22.8 million was invested in short-term certificates of deposit.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter ended March 31, 2008, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $15,919,000, representing a 3.0% increase over the comparative 2007 Period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation
(Amounts in thousands)	Quarter ended March 31,
	2008	2007
Net income	$9,130	$8,874
Less: Gain on property disposition	(205)	—
Add:
Depreciation & amortization of real property	6,943	6,448
Minority interests	2,148	2,135

FFO	18,016	17,457
Subtract:
Preferred stock dividends	(2,097)	(2,000)

FFO available to common shareholders	$15,919	$15,457

Average shares & units used to compute FFO per share	23,360	23,034

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as a indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions, Redevelopments and Renovations

Management anticipates that during the coming year the Company may: i) redevelop certain of the Current Portfolio Properties, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or mixed-use commercial operating properties. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with net proceeds from the March 2008 preferred stock offering, bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Smallwood Village Center and Boulevard shopping centers. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2006, 2007 and the three months ended March 31, 2008.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. During the second quarter of 2006, the Company substantially completed construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Development costs for this phase totaled approximately $7.5 million. The center was 96.8% leased and fully operational at March 31, 2008.

Ashland Square

On December 15, 2004, the Company acquired a 19.3 acre parcel of land in Manassas, Prince William County, Virginia for a purchase price of $6.3 million. The Company has plans to develop the parcel into a grocery-anchored neighborhood shopping center. The Company received site plan approval during the third quarter of 2006 to develop approximately 125,000 square feet of retail space. A site plan for an additional 35,000 square feet of commercial space is under review by Prince William County. During the fourth quarter of 2007, the Company completed preliminary site work consisting of clearing, grading and site utility construction. A ground lease has been executed with Chevy Chase Bank, which built a branch on a pad site. The bank branch opened for business October 2007. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1.5 million. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company had contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland. During December 2007, the Company abandoned the acquisition of this final parcel and as of March 31, 2008, wrote-off to general and administrative expense all costs related to this parcel.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In late 2006, the Company substantially completed construction of an approximately 189,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Project costs, upon completion of final tenant improvements, are expected to total approximately $41.5 million. As of March 31, 2008, the project was fully operational and 99.5% leased, however rent is not expected to commence for approximately 16,000 square feet of second floor office space until the second quarter of 2008, when tenant improvements are expected to be substantially complete.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 72.8% leased at March 31, 2008. The Company has obtained permits for a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. Construction commenced during the first quarter of 2008, with substantial completion projected later in the year. Project costs, upon completion, are expected to total approximately $6.5 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The Company has substantially completed construction documents. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with a construction loan that the Company expects to close during the second quarter of 2008. An existing vacant building located on the south block of the site has been demolished to prepare this portion of the site for development, and site excavation and utility construction has commenced. The Company estimates substantial completion of shell construction in late 2010.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction documents have been completed and site permits have been received for development of approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and has executed leases for 11,968 square feet, or 20% of the retail shop space. The Company commenced site work construction in early 2008 and anticipates total construction and development costs, including land, to be approximately $26.0 million. Substantial completion of the building shell is scheduled for late 2008.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, Georgia. The center is 92.5% leased as of March 31, 2008 and was acquired for a purchase price of $17.0 million.

Northrock

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia. The site is located in the City of Warrenton at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company has commenced site work construction for Northrock Shopping Center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. The Harris Teeter supermarket chain has executed a lease for a 52,700 square foot grocery store to anchor the center. The land purchase price was $12.5 million, and the Company anticipates total construction and development costs, including land, to be approximately $27.5 million. Construction substantial completion is anticipated for the spring of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 94.9% leased at March 31, 2008 and was acquired for a purchase price of $36.6 million.

BJ’s Wholesale Club

On March 28, 2008, the Company completed the acquisition of the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at March 31, 2008 and was acquired for a purchase price of $21.0 million.

Marketplace at Sea Colony

On March 28, 2008, the Company completed the acquisition of Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 100% leased at March 31, 2008 and was acquired for a purchase price of $3.0 million.

Boulevard

The Company has received site plan approval for a redevelopment of a portion of the Boulevard shopping center, and, during April 2008, permits were issued for the demolition of a vacant pad building totaling approximately 18,800 square feet and previously occupied by a furniture store. The Company recaptured the space in December 2007 for the proposed redevelopment. The center will be expanded by approximately 8,000 square feet of small shop retail and a new pad building will replace the demolished structure. A ground lease has been executed with Chevy Chase Bank for the pad building, and a total of 3,330 square feet, or 42% of the small shop space is pre-leased to three tenants. The Company anticipates total construction and development costs to be approximately $2.5 million, with substantial completion anticipated in late 2008.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended March 31, 2008 and 2007, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of March 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2008	46	5	7,012,000	1,206,000	95.4%	95.5%
2007	42	5	6,708,000	1,206,000	95.7%	97.3%

The 2008 shopping center leasing percentage decreased primarily due to an 18,000 square foot leasing decrease at South Dekalb Plaza in Atlanta, Georgia. The office portfolio decrease occurred primarily at Avenel Business Park where the percentage leased decreased from 99.1% in 2007 to 94.2% in 2008.

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

The Company is exposed to interest rate fluctuations primarily as a result of any variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. Interest rate fluctuations would affect the Company’s annual interest expense on its variable rate debt. However, as of March 31, 2008, the Company had no variable rate indebtedness. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of March 31, 2008, the Company had fixed rate indebtedness totaling $554,377,000. If interest rates on the Company’s fixed rate debt instruments at March 31, 2008 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $28,004,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

During the three months ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to Item 1A. Risk Factors, as presented in the 2007 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

694 shares were acquired at a price of $49.56 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2008 dividend distribution.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restate Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 3.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

	(d)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, as amended, dated March 26, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 27, 2008, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Deposit Agreement, dated March 27, 2008, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4.1 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(c)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the

Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership is filed herewith. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership is filed herewith.

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(l)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(n) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(m)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

	(n)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(o)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(p)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: May 8, 2008	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: May 8, 2008	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer (principal financial officer)

Date: May 8, 2008	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer (principal accounting officer)