Form 10-Q
period 2008-06-30
SAUL CENTERS INC
filed 2008-08-08
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Number of shares of common stock, par value $0.01 per share outstanding as of August 8, 2008: 17,841,000

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Real estate investments
Land	$215,407	$167,007
Buildings and equipment	711,592	673,328
Construction in progress	67,301	49,592

	994,300	889,927
Accumulated depreciation	(244,196)	(232,669)

	750,104	657,258
Cash and cash equivalents	36,964	5,765
Accounts receivable and accrued income, net	33,087	33,967
Deferred leasing costs, net	17,363	16,190
Prepaid expenses, net	1,407	2,571
Deferred debt costs, net	6,440	6,264
Other assets	6,674	5,428

Total assets	$852,039	$727,443

Liabilities
Mortgage notes payable	$565,194	$524,726
Revolving credit facility outstanding	—	8,000
Dividends and distributions payable	14,803	12,887
Accounts payable, accrued expenses and other liabilities	20,140	13,159
Deferred income	22,654	15,147

Total liabilities	622,791	573,919

Minority interests	3,747	4,745

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,817,057 and 17,747,529 shares issued and outstanding, respectively	180	178
Additional paid-in capital	162,263	161,618
Accumulated deficit	(116,270)	(113,017)

Total stockholders’ equity	225,501	148,779

Total liabilities and stockholders’ equity	$852,039	$727,443

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Base rent	$31,751	$29,531	$62,133	$58,552
Expense recoveries	6,945	6,282	14,078	12,880
Percentage rent	232	312	546	514
Other	1,177	952	2,070	1,815

Total revenue	40,105	37,077	78,827	73,761

Operating expenses
Property operating expenses	4,527	4,343	9,512	9,148
Provision for credit losses	241	103	424	215
Real estate taxes	4,278	3,538	8,289	7,064
Interest expense and amortization of deferred debt costs	8,705	8,325	17,309	16,619
Depreciation and amortization of deferred leasing costs	6,989	6,503	13,932	12,951
General and administrative	3,190	3,188	6,113	5,678

Total operating expenses	27,930	26,000	55,579	51,675

Operating income before minority interests and gain on sale of property	12,175	11,077	23,248	22,086
Non-operating item: Gain on property disposition	—	—	205	—

Net operating income before minority interests	12,175	11,077	23,453	22,086

Minority interests
Minority share of income	(1,946)	(2,151)	(4,094)	(4,286)

Net income	10,229	8,926	19,359	17,800
Preferred dividends	(3,786)	(2,000)	(5,883)	(4,000)

Net income available to common stockholders	$6,443	$6,926	$13,476	$13,800

Per share net income available to common stockholders
Basic	$0.36	$0.40	$0.76	$0.79

Diluted	$0.36	$0.39	$0.75	$0.78

Distributions declared per common share outstanding	$0.47	$0.44	$0.94	$0.88

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2007	$100,000	$178	$161,618	$(113,017)	$148,779

Issuance of 31,731 shares of preferred stock:	79,328	—	(2,999)	—	76,329
Issuance of 28,191 shares of common stock:
26,673 shares due to dividend reinvestment plan	—	1	1,321	—	1,322
1,518 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	199	—	199
Net income	—	—	—	9,130	9,130
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)
Series B, $56.25 per share	—	—	—	(97)	(97)
Distributions payable common stock ($0.47 per share)	—	—	—	(8,355)	(8,355)

Balance, March 31, 2008	179,328	179	160,139	(114,339)	225,307

Issuance of 31,731 shares of preferred stock:	—	—	(12)	—	(12)
Issuance of 41,337 shares of common stock:
26,915 shares due to dividend reinvestment plan	—	1	1,312	—	1,313
14,422 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	824	—	824
Net income	—	—	—	10,229	10,229
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)
Series B, $56.25 per share	—	—	—	(1,786)	(1,786)
Distributions payable common stock ($0.47 per share)	—	—	—	(8,374)	(8,374)

Balance, June 30, 2008	$179,328	$180	$162,263	$(116,270)	$225,501

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$19,359	$17,800
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property disposition	(205)	—
Minority interests	4,094	4,286
Depreciation and amortization of deferred leasing costs	13,932	12,951
Amortization of deferred debt costs	585	555
Non cash compensation costs from stock grants and options	762	720
Provision for credit losses	424	215
Decrease in accounts receivable and accrued income	604	2,575
Increase in deferred leasing costs	(1,125)	(1,303)
Decrease in prepaid expenses	1,164	1,158
Increase in other assets	(1,246)	(3,407)
Increase in accounts payable, accrued expenses and other liabilities	2,503	2,243
Decrease in deferred income	(1,217)	(978)

Net cash provided by operating activities	39,634	36,815

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(63,406)	(1,333)
Additions to real estate investments	(5,156)	(3,863)
Additions to development and redevelopment activities	(14,858)	(13,534)
Gain on property disposition	205	—

Net cash used in investing activities	(83,215)	(18,730)

Cash flows from financing activities:
Proceeds from mortgage notes payable	38,184	40,000
Repayments on mortgage notes payable	(8,065)	(7,098)
Proceeds from revolving credit facility	19,000	—
Repayments on revolving credit facility	(27,000)	(35,000)
Additions to deferred debt costs	(761)	(493)
Proceeds from the issuance of:
Preferred stock, net of issuance costs	76,317	—
Common stock	2,896	11,599
Distributions to:
Preferred stockholders	(4,000)	(4,000)

Common stockholders	(16,699)	(14,961)
Convertible limited partnership units in the Operating Partnership	(5,092)	(4,658)

Net cash provided (used) by financing activities	74,780	(14,611)

Net increase in cash and cash equivalents	31,199	3,474
Cash and cash equivalents, beginning of period	5,765	8,061

Cash and cash equivalents, end of period	$36,964	$11,535

*	Supplemental discussion of non-cash investing and financing activities:

The 2008 real estate acquisition costs of $63,406 are presented exclusive of a mortgage loan assumed of $10,349.

The accompanying notes are an integral part of these statements

1.	Organization, Formation and Structure

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, "The Saul Organization"). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the "Operating Partnership"), and two newly formed subsidiary limited partnerships (the "Subsidiary Partnerships", and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

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

As of June 30, 2008, the Company's properties (the "Current Portfolio Properties") consisted of 45 operating shopping center properties (the "Shopping Centers"), five predominantly office operating properties (the "Office Properties") and six (non-operating) land or development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of June 30, 2008, thirty of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Only two retail tenants, Giant Food (4.5%), a tenant at eight Shopping Centers and Safeway (3.1%), a tenant at eight Shopping Centers and one office tenant, the United States Government (2.8%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the six months ended June 30, 2008.

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

Real estate investment properties, including properties under development and land held for future development, are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company's policy is to assess potential impairment in value by making a comparison of the current and projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property and estimated cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated projected cash flows of the assets, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss on any of its real estate for the six month periods ended June 30, 2008 and 2007.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $1,686,000 and $1,624,000, for the six month periods ended June 30, 2008 and 2007, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled $11,629,000 and $10,492,000, for the six month periods ended June 30, 2008 and 2007, respectively. Repair and maintenance expense, included in property operating expenses for the six month periods ended June 30, 2008 and 2007, was $4,344,000 and $4,549,000, respectively.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. In addition, deferred leasing costs include amounts attributed to in place leases associated with acquisition properties as determined pursuant to the application of SFAS No.141. These costs are amortized over the remaining initial term of the leases acquired. Collectively, these deferred leasing costs total $17,363,000 and $16,190,000, net of accumulated amortization of $14,380,000 and $14,457,000, as of June 30, 2008 and December 31, 2007, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $2,303,000 and $2,459,000, for the six months ended June 30, 2008 and 2007, respectively. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities for successful leases. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2008 and December 31, 2007 are as follows:

Construction in Progress

(Dollars in thousands)	June 30, 2008	December 31, 2007
Clarendon Center	$37,798	$27,323
Northrock	15,121	—
Westview Village	9,507	6,382
Smallwood Village Center	2,617	—
Boulevard	1,112	—
Ashland Square Phase II	—	10,851
Lexington Center	—	2,813
Other	1,146	2,223

Total	$67,301	$49,592

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

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of $527,000 and $387,000, at June 30, 2008 and December 31, 2007, respectively.

In addition to amounts due currently, accounts receivable includes accrued income of $25,624,000 and $25,013,000, at June 30, 2008 and December 31, 2007, respectively, representing the cumulative difference between minimum rental income recognized on a straight-line basis and contractual payments due under the terms of respective tenant leases. These amounts are presented after netting allowances of $50,000 and $52,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are capitalized and amortized over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of $4,502,000 and $5,393,000, at June 30, 2008 and December 31, 2007, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2007 reporting year. As of June 30, 2008, the Company had no material unrecognized tax benefits. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2004.

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

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan (the “2004 Plan”) for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 Plan, as amended in 2008, provides for grants of options to purchase up to 1,000,000 shares of common stock as well as grants of up to 200,000 shares of common stock to directors. The 2004 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of June 30, 2008, 223,000 shares had been allocated to the directors pursuant to the deferred compensation plans.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, as of the 2008 Annual Meeting of Shareholders and for each of the years ended December 31, 2007, 2006 and 2005, respectively. The shares were valued at the closing stock price on the dates the shares were awarded and the total value is included in general and administrative expenses for the period of the award.

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.7% common interest as of June 30, 2008. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

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

Basic and Diluted Shares Outstanding

(In thousands)	Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding-Basic	17,803	17,531	17,785	17,473
Effect of dilutive options	175	176	176	190

Weighted average common shares outstanding-Diluted	17,978	17,707	17,961	17,663

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

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs will no longer be included in the measurement of the business acquired. Instead, these items will be expensed as incurred. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations occurring during fiscal years beginning on or after December 15, 2008, which for the Company begins with the 2009 calendar year. FAS No. 141(R) will impact the Company’s financial statements dependent on the level of acquisition activity in the year 2009 and beyond.

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

Westview Village

In November 2007, the Company purchased a land parcel in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction has commenced for development of a neighborhood shopping center.

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

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was acquired for a purchase price of $36.6 million subject to the assumption of a $10.3 million mortgage loan. As of the date of acquisition management determined the mortgage loan was fairly valued because the terms of the loan were not materially different from market terms.

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

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the three and six month periods ended June 30, 2008 and 2007, respectively, as if the above described acquisitions had occurred on January 1, 2008 and 2007, respectively. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the three and six months ended June 30, 2008 and 2007, respectively.

Pro Forma Combined Condensed Statements of Operations

(In thousands, except per share data, unaudited)	Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Real estate revenues	$40,105	$38,228	$80,092	$76,117
Net income available to common stockholders	$6,443	$6,795	$13,572	$13,557
Earnings per common share-basic	$0.36	$0.39	$0.76	$0.78
Earnings per common share-diluted	$0.36	$0.38	$0.76	$0.77

4.	Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 23.3% limited partnership interest, represented by 5,416,000 convertible limited partnership units, in the Operating Partnership, as of June 30, 2008. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As a result, as of June 30, 2008, approximately 2,157,000 units were not convertible into shares of Saul Centers common stock.

The impact of The Saul Organization's 23.3% limited partnership interest in the Operating Partnership is reflected as Minority Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the six months ended June 30, 2008 and 2007, were 23,377,000 and 23,079,000, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled $565,194,000 at June 30, 2008, of which $556,785,000 was fixed rate debt and $8,409,000 was variable rate construction loan debt. No balance was outstanding on the Company’s variable rate, $150,000,000 unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, has a three-year term expiring on December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the facility by $50,000,000. Letters of credit may be issued under the revolving credit facility. On June 30, 2008, of the $150,000,000 available for borrowing, $177,000 was committed for letters of credit, and the resulting balance of $149,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of June 30, 2008, operating income from the unencumbered properties determined the interest rate for up to $100,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60% or upon the bank’s reference rate, at the Company’s option. The remaining $50,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

Saul Centers is the guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The mortgage notes payable are all non-recourse debt, except for certain guarantees described below.

On February 29, 2008, the Company closed on a $7,500,000 increase to a fixed-rate mortgage secured by Shops at Fairfax and Boulevard shopping centers. The loan matures June 1, 2015 (same as the original financing), requires interest only payments of $38,000, based upon a 6.08% interest rate, and requires a final principal payment of $7,500,000 at maturity. The Company will initially guarantee $1,875,000 of this loan until completion of the Boulevard redevelopment and until certain debt service coverage tests are achieved.

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

In April 2008, the Company closed on a $10,825,000 additional financing secured by the Great Falls Center. Funding in the amount of $6,525,000 occurred on April 6, 2008, payable at an interest rate of 6.80%, interest only for the first year, after which amortization will commence on a 30-year amortization schedule, requiring monthly payments of principal and interest totaling $42,538. A final principal payment of $1,274,000 will be due at maturity on February 1, 2024. The Company will initially guarantee $2,000,000 of this loan, with the amount of any additional advance to also be guaranteed until certain debt service coverage tests are achieved. The balance totaling $4,300,000 is a forward commitment to be funded prior to March 31, 2009, subject to achieving certain re-leasing requirements.

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 1.6%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s option subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. A total of $6,495,000 is outstanding as of June 30, 2008.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. A total of $1,914,000 was outstanding as of June 30, 2008.

At December 31, 2007, the Company’s outstanding debt totaled $532,726,000, of which $524,726,000 was fixed rate and $8,000,000 was variable rate debt outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

At June 30, 2008, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)
July 1 through December 31, 2008	$8,518
2009	18,054
2010	19,413
2011	91,494
2012	111,350
2013	48,709
Thereafter	267,656

$565,194

Interest expense and amortization of deferred debt costs for the quarter ended June 30, 2008 and 2007, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(Dollars in thousands)	Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest incurred	$9,324	$8,811	$18,410	$17,689
Amortization of deferred debt costs	300	278	585	554
Capitalized interest	(919)	(764)	(1,686)	(1,624)

	$8,705	$8,325	$17,309	$16,619

6.	Stockholders’ Equity and Minority Interests

The Consolidated Statement of Operations includes a charge for minority interests of $1,946,000 and $2,151,000 for the three months ended June 30, 2008 and June 30, 2007, respectively, and includes a charge of $4,094,000 and $4,286,000 for the six months ended June 30, 2008 and June 30, 2007, respectively, representing The Saul Organization’s limited partnership interest share of net income for each period.

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

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 20 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $1,674,000 and $1,423,000, for the six months ended June 30, 2008 and 2007, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of June 30, 2008, approximately $36,833,000 was held in deposit in these accounts.

The Chairman and Chief Executive Officer, the President, the Senior Vice President-General Counsel and the Vice President-Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $207,000 and $156,000, for the six months ended June 30, 2008 and 2007, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled $61,000 and $47,000, for the six months ended June 30, 2008 and 2007, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $913,000 and $857,000 at June 30, 2008 and December 31, 2007, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and depending upon the service, is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2008 and 2007, which included rental expense for the Company’s headquarters lease, totaled $2,603,000 and $2,274,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of June 30, 2008 and December 31, 2007, accounts payable, accrued expenses and other liabilities included $288,000 and $298,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the Agreement, the participants pay an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the six months ended June 30, 2008 and 2007 were $404,000 and $401,000, respectively, and are included in general and administrative expense.

8.	Non-Operating Items

Gain on Property Disposition

The gain on property disposition of $205,000 during the six months ended June 30, 2008 represents proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma. There were no property dispositions during the six months ended June 30, 2007.

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

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2008:

Stock options issued

	Officers					Directors
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	150,000	760,000
Vested	212,500	115,000	91,875	33,750	453,125	30,000	30,000	30,000	30,000	30,000	150,000	603,125
Exercised	91,922	25,625	6,250	—	123,797	3,700	—	—	—	—	3,700	127,497
Forfeited	7,500	7,500	11,250	—	26,250	—	—	—	—	—	—	26,250
Exercisable at June 30, 2008	120,578	89,375	85,625	33,750	329,328	26,300	30,000	30,000	30,000	30,000	146,300	475,628
Remaining unexercised	120,578	89,375	115,000	135,000	459,953	26,300	30,000	30,000	30,000	30,000	146,300	606,253

Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$821,100	$3,118,323
Expensed in previous years	320,875	254,450	256,108	209,808	1,041,241	66,600	71,100	143,400	285,300	—	566,400	1,607,641
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	64,350
Expensed during six months ended June 30, 2008	—	20,400	45,822	157,356	223,578	—	—	—	—	254,700	254,700	478,278
Future expense	—	$—	$76,370	$891,684	$968,054	—	—	—	—	—	—	968,054

Weighted average term of future expense		2.7 years

The table below summarizes the option activity for the six months ended June 30, 2008:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	586,753	$36.15
Granted	30,000	50.15
Exercised	10,500	24.91
Expired/Forfeited	—	—
Outstanding June 30	606,253	34.56	$7,312,000
Exercisable at June 30	475,628	30.47	6,907,000

The intrinsic value presented in the table above measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At June 30, 2008, the closing share price was $46.99 and was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The options awarded in 2007 and 2008 had an exercise price in excess of the June 30, 2008 closing price and thus have no intrinsic value. The weighted average remaining contractual life of the Company’s outstanding and exercisable options are 7.0 and 6.6 years, respectively.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended June 30, 2008			(1)
Real estate rental operations:
Revenue	$30,212	$9,649	$244	$40,105
Expenses	(6,504)	(2,542)	—	(9,046)

Income from real estate	23,708	7,107	244	31,059
Interest expense & amortization of deferred debt costs	—	—	(8,705)	(8,705)
General and administrative	—	—	(3,190)	(3,190)

Subtotal	23,708	7,107	(11,651)	19,164
Depreciation and amortization of deferred leasing costs	(5,020)	(1,969)	—	(6,989)
Gain on property disposition	—	—	—	—
Minority interests	—	—	(1,946)	(1,946)

Net income	$18,688	$5,138	$(13,597)	$10,229

Capital investment	$6,807	243	6,391	$13,441

Total assets	$657,806	117,531	76,702	$852,039

Quarter ended June 30, 2007
Real estate rental operations:
Revenue	$27,550	$9,385	$142	$37,077
Expenses	(5,565)	(2,419)	—	(7,984)

Income from real estate	21,985	6,966	142	29,093
Interest expense & amortization of deferred debt costs	—	—	(8,325)	(8,325)
General and administrative	—	—	(3,188)	(3,188)

Subtotal	21,985	6,966	(11,371)	17,580
Depreciation and amortization of deferred leasing costs	(4,413)	(2,090)	—	(6,503)
Minority interests	—	—	(2,151)	(2,151)

Net income	$17,572	$4,876	$(13,522)	$8,926

Capital investment	$9,012	$323	$2,857	$12,192

Total assets	$541,963	$128,512	$36,392	$706,867

(1)	Clarendon development included because a significant component will be residential.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2008			(1)
Real estate rental operations:
Revenue	$59,262	$19,254	$311	$78,827
Expenses	(12,955)	(5,270)	—	(18,225)

Income from real estate	46,307	13,984	311	60,602
Interest expense & amortization of deferred debt costs	—	—	(17,309)	(17,309)
General and administrative	—	—	(6,113)	(6,113)

Subtotal	46,307	13,984	(23,111)	37,180
Depreciation and amortization of deferred leasing costs	(9,939)	(3,993)	—	(13,932)
Gain on property disposition	205	—	—	205
Minority interests	—	—	(4,094)	(4,094)

Net income	$36,573	$9,991	$(27,205)	$19,359

Capital investment	$74,260	311	8,849	$83,420

Total assets	$657,806	117,531	76,702	$852,039

Six months ended June 30, 2007
Real estate rental operations:
Revenue	$54,741	$18,782	$238	$73,761
Expenses	(11,532)	(4,895)	—	(16,427)

Income from real estate	43,209	13,887	238	57,334
Interest expense & amortization of deferred debt costs	—	—	(16,619)	(16,619)
General and administrative	—	—	(5,678)	(5,678)

Subtotal	43,209	13,887	(22,059)	35,037
Depreciation and amortization of deferred leasing costs	(8,839)	(4,112)	—	(12,951)
Minority interests	—	—	(4,286)	(4,286)

Net income	$34,370	$9,775	$(26,345)	$17,800

Capital investment	$13,626	$827	$4,277	$18,730

Total assets	$541,963	$128,512	$36,392	$706,867

(1)	Clarendon development included because a significant component will be residential.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	such other risks as described in Item 1A of our Form 10-K for the year ended December 31, 2007.

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2008 and for the six month period ended June 30, 2008.

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

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating successful leases are capitalized and amortized over the initial base term of the leases. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions. In addition, deferred leasing costs include amounts attributed to in place leases associated with acquisition properties as determined pursuant to the application of SFAS No.141.

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

Results of Operations

Quarter ended June 30, 2008 compared to quarter ended June 30, 2007

Revenue

(Dollars in thousands)	Quarters ended June 30,		2008 to 2007 Change
	2008	2007	$	%
Base rent	$31,751	$29,531	$2,220	7.5%
Expense recoveries	6,945	6,282	663	10.6%
Percentage rent	232	312	(80)	-25.6%
Other	1,177	952	225	23.6%

Total revenue	$40,105	$37,077	$3,028	8.2%

Total revenue increased 8.2% in the quarter ended June 30, 2008 (“2008 Quarter”) compared to the corresponding prior year’s quarter (“2007 Quarter”). The revenue increase for the 2008 Quarter resulted primarily from net rental income from the operations of a 2007 developed property and three 2008 and one 2007 acquisition properties and to a lesser extent, the lease-up of Lansdowne Town Center. The development property (Ashland Square) and the acquisition properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony in 2008 and Orchard Park in 2007) together defined as the “Development and Acquisition Properties,” contributed $1,744,000 of the revenue increase and Lansdowne contributed $431,000. Improved operating results at the remaining properties and increased interest income contributed the balance of the quarter over quarter revenue growth. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2008 Quarter versus the 2007 Quarter was primarily attributable to leases in effect at the Development and Acquisition Properties (68.9% or

approximately $1,529,000). The lease-up of Lansdowne Town Center (13.4% or approximately $298,000). Rental rate growth in the core properties, particularly Southdale, Seven Corners and Beacon Center shopping centers provided the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The largest single contributor to the increase in expense recovery income resulted from operation of the Development and Acquisition Properties (31.7% or approximately $210,000). Billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the core operating properties produced the balance of the increase (68.3% or approximately $453,000).

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2008 Quarter decreased primarily due to two anchor tenants reporting reduced sales revenue compared to the prior year.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2008 Quarter resulted primarily from interest income resulting from the investment of increased cash balances (44.9% or approximately $101,000) and increased parking revenue at 601 Pennsylvania Avenue (29.8% or approximately $67,000).

Operating Expenses

(Dollars in thousands)	Quarters ended June 30,		2008 to 2007 Change
	2008	2007	$	%
Property operating expenses	$4,527	$4,343	$184	4.2%
Provision for credit losses	241	103	138	134.0%
Real estate taxes	4,278	3,538	740	20.9%
Interest expense and amortization of deferred debt	8,705	8,325	380	4.6%
Depreciation and amortization of leasing costs	6,989	6,503	486	7.5%
General and administrative	3,190	3,188	2	0.1%

Total operating expenses	$27,930	$26,000	$1,930	7.4%

Increases in operating expenses resulted primarily from expenses resulting from the operation and financing of the Development and Acquisition Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Expenses required to operate the

Development and Acquisition Properties (56.0% or approximately $103,000) and utility expense increases at Washington, DC office properties, 601 Pennsylvania Avenue and Van Ness Square (32.6% or approximately $60,000), produced the majority of the increase.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The increase in the 2008 Quarter versus the 2007 Quarter was primarily due to a credit loss provision established for a rent dispute with a major tenant. The amount reported in each quarter represents only six tenths of one percent (0.6%) or lower of total revenue for each quarter.

Real estate taxes. The increase in real estate taxes for the 2008 Quarter versus the 2007 Quarter was primarily due to a same property shopping center increase of $449,000 (60.7% of total real estate tax increase), a 17.5% increase over the 2007 Quarter’s amount, impacted largely by increased assessments at several of the Company’s Northern Virginia shopping centers. The Office Properties, particularly Van Ness Square and 601 Pennsylvania Avenue contributed to the increase (22.8% or approximately $169,000) as well as the Development and Acquisition Properties (16.5% or approximately $122,000).

Interest expense and amortization of deferred debt. Interest expense increased in the 2008 Quarter versus the 2007 Quarter due to increased borrowing for the Development and Acquisition Properties offset in part by the reduction of credit line borrowings using proceeds received from the Company’s issue of Series B preferred stock, March 27, 2008. Average outstanding fixed rate borrowings increased approximately $62,100,000, offset in part by decreased average variable rate borrowings of approximately $17,200,000 (approximately $544,000 increase in interest expense). Interest capitalized as a cost of construction and development projects increased during the 2008 Quarter compared to the 2007 Quarter ($919,000 versus $764,000, respectively, approximately $155,000 decrease in interest expense) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Deferred debt cost amortization was $300,000 and $278,000, for the 2008 and 2007 Quarters, respectively (approximately $22,000 increase).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. During the 2008 Quarter, general and administrative expenses related to staff expenses increased approximately $141,000, real estate taxes on future development land increased approximately $51,000 and abandoned acquisition costs increase approximately $35,000; all of which were offset by reduced professional fees, state income taxes and stock option expense.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenue

(Dollars in thousands)	Six months ended June 30,		2008 to 2007 Change
	2008	2007	$	%
Base rent	$62,133	$58,552	$3,581	6.1%
Expense recoveries	14,078	12,880	1,198	9.3%
Percentage rent	546	514	32	6.2%
Other	2,070	1,815	255	14.0%

Total revenue	$78,827	$73,761	$5,066	6.9%

Total revenue increased 6.9% in the six month period ended June 30, 2008 (“2008 Period”) compared to the corresponding prior year’s six month period (“2007 Period”). The revenue increase for the 2008 Period resulted primarily from net rental income from Development and Acquisition Properties (45.0% or approximately $2,279,000) and the lease-up of Lansdowne Town Center (25.3% or approximately $1,283,000). Improved operating results at the remaining properties and increased interest income contributed the balance of the period over period revenue growth. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2008 Period versus the 2007 Period was primarily attributable to the Development and Acquisition Properties (55.0% or approximately $1,969,000) and the lease-up of Lansdowne Town Center (26.1% or approximately $933,000). Rental rate growth in the core properties, particularly Southdale, Seven Corners and Beacon Center shopping centers provided the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The majority of the increase in expense recovery income resulted from billings to tenants for their share of increased real estate tax expense and property operating expenses throughout the core operating properties (74.5% or approximately $892,000). The Development and Acquisition Properties contributed the balance of the increase (25.5% or approximately $306,000).

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent increased slightly for the 2008 Period compared to the prior year period.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2008 Period resulted primarily from increased parking revenue at 601 Pennsylvania Avenue (42.4% or approximately $108,000) and from interest income resulting from the investment of increased cash balances (28.6% or approximately $73,000).

Operating Expenses

(Dollars in thousands)	Six months ended June 30,		2008 to 2007 Change
	2008	2007	$	%
Property operating expenses	$9,512	$9,148	$364	4.0%
Provision for credit losses	424	215	209	97.2%
Real estate taxes	8,289	7,064	1,225	17.3%
Interest expense and amortization of deferred debt	17,309	16,619	690	4.2%
Depreciation and amortization of leasing costs	13,932	12,951	981	7.6%
General and administrative	6,113	5,678	435	7.7%

Total operating expenses	$55,579	$51,675	$3,904	7.6%

Increases in operating expenses resulted from real estate tax expense increases at the Company’s Portfolio Properties owned and operated for over a year and expenses resulting from the operation and financing of the Development and Acquisition Properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Core properties utility expense (63.5% or approximately $231,000) and expenses required to operate the Development and Acquisition Properties (43.1% or approximately $157,000) were partially offset by reduced snow removal expenses.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The increase in the 2008 Period versus the 2007 Period was primarily due to a credit loss provision established for a rent dispute with a major tenant and a tenant who defaulted at Lansdowne Town Center.

Real estate taxes. The increase in real estate taxes for the 2008 Period versus the 2007 Period was primarily due to a same property shopping center increase of $786,000 (64.2% of total real estate tax increase), a 15.7% increase over the 2007 Period’s amount, impacted largely by increased assessments at several of the Company’s Northern Virginia shopping centers. The Office Properties, particularly Van Ness Square and 601 Pennsylvania Avenue, contributed toward the increase (20.2% or approximately $248,000) as well as the Development and Acquisition Properties (15.6% or approximately $191,000).

Interest expense and amortization of deferred debt. Interest expense increased in the 2008 Period versus the 2007 Period due to increased borrowing for the Development and Acquisition Properties offset in part by the reduction of credit line borrowings using proceeds received from the Company’s issue of Series B preferred stock. Average outstanding fixed rate borrowings increased approximately $51,300,000, offset in part by decreased average variable rate borrowings of approximately $16,300,000 (approximately $758,000 increase in interest expense). Interest capitalized as a cost of construction and development projects increased during the 2008 Period compared to the 2007 Period ($1,686,000 versus $1,624,000, respectively, approximately $62,000 decrease in interest expense) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Deferred debt cost amortization was $585,000 and $554,000, for the 2008 and 2007 Periods, respectively (approximately $31,000 increase).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. General and administrative expenses increased for the 2008 Period compared to the 2007 Period due to increased staff expenses (97.0% or approximately $422,000), non-cash option expenses and real estate tax on land held for investment, offset in part by reduced professional fees.

Gain on property disposition

The Company recognized a gain on property disposition of $205,000 in the 2008 Period. The gain represents proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma. There were no property dispositions in the 2007 Period.

Liquidity and Capital Resources

Cash and cash equivalents were $36,964,000 and $11,535,000 at June 30, 2008 and 2007, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Cash provided by operating activities	$39,634	$36,815
Cash used by investing activities	(83,215)	(18,730)
Cash provided (used) by financing activities	74,780	(14,611)

Increase in cash	$31,199	$3,474

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2008 Period primarily reflect the acquisition of three operating properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony) and a land parcel (Northrock) and to a lesser extent development and construction costs of Clarendon Center, Northrock and Westview Village. Investing activities for the 2007 Period primarily reflect the development and construction costs associated with the lease-up of Lansdowne Town Center and the development of Clarendon Center. Tenant improvement and property capital expenditures totaled $5,156,000 and $3,863,000, for the 2008 and 2007 Periods, respectively.

Financing Activities

Cash provided by financing activities for the period ended June 30, 2008 primarily reflects:

•	Proceeds of $76,317,000, net of costs, received from the issuance of Series B preferred stock during the period;

•	Proceeds of $38,184,000 received from mortgage notes payable originated during the period;

•	Proceeds of $19,000,000 received from advances provided by the revolving credit facility during the period; and

•	Proceeds of $2,896,000 received from the issuance of common stock from options exercised and shares issued under the dividend reinvestment program.

which was partially offset by:

•	the repayment of mortgage note payable borrowings totaling $8,065,000;

•	repayments of $27,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $16,699,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $5,092,000;

•	distributions made to preferred stockholders during the period totaling $4,000,000; and

•	payments of $761,000 for financing costs of mortgage notes payable.

Cash used by financing activities for the period ended June 30, 2007 primarily reflects:

•	the repayment of mortgage note payable borrowings totaling $7,098,000;

•	repayments of $35,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $14,961,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $4,658,000;

•	distributions made to preferred stockholders during the period totaling $4,000,000; and

•	payments of $493,000 for financing costs of mortgage notes payable;

which was partially offset by:

•	Proceeds of $40,000,000 received from mortgage notes payable originated during the period; and

•	Proceeds of $11,599,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program.

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

As of June 30, 2008, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)
July 1 through December 31, 2008	$8,518
2009	18,054
2010	19,413
2011	91,494
2012	111,350
2013	48,709
Thereafter	267,656

$565,194

Management believes that the Company’s capital resources, which at June 30, 2008 included cash balances of approximately $37,000,000 and borrowing availability of $150,000,000 on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 49,389 and 217,312 shares under the Plan at a weighted average discounted price of $49.14 and $51.92 per share, during the six month periods ended June 30, 2008 and 2007, respectively. The Company also credited 4,199 and 3,406 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $49.14 and $51.91 per share, during the six month periods ended June 30, 2008 and 2007, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2008.

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

The Company maintains a $150,000,000 unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The credit facility has a three-year term expiring December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the facility by $50,000,000. Letters of credit may be issued under the facility. On June 30, 2008, of the $150,000,000 available for borrowing, $177,000 was committed for letters of credit, and the resulting balance of $149,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of June 30, 2008, operating income from the unencumbered properties determined the interest rate for up to $100,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60% or upon the bank’s reference rate, at the Company’s option. The remaining $50,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

As of June 30, 2008, no borrowings were outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of June 30, 2008, the material covenants required the Company, on a consolidated basis, to:

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

As of June 30, 2008, the Company was in compliance with all such covenants. Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The fixed-rate notes payable are all non-recourse debt except the increase to the Shops at Fairfax and Boulevard mortgage.

On February 29, 2008, the Company closed on a $7,500,000 increase to a fixed-rate mortgage secured by Shops at Fairfax and Boulevard shopping centers. The loan matures June 1, 2015 (same as the original financing), requires interest only payments of $38,000, based upon a 6.08% interest rate, and requires a final principal payment of $7,500,000 at maturity. The Company will initially guarantee $1,875,000 of this loan until completion of the Boulevard redevelopment and until certain debt service coverage tests are achieved.

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

In April 2008, the Company closed on a $10,825,000 additional financing secured by the Great Falls Center. Funding in the amount of $6,525,000 occurred on April 6, 2008, payable at an interest rate of 6.80%, interest only for the first year, after which amortization will commence on a 30-year amortization schedule, requiring monthly payments of principal and interest totaling $42,538. A final principal payment of $1,274,000 will be due at maturity on February 1, 2024. The Company will initially guarantee $2,000,000 of this loan, with the amount of any additional advance to also be guaranteed until certain debt service coverage tests are achieved. The balance totaling $4,300,000 is a forward commitment to be funded prior to March 31, 2009, subject to achieving certain re-leasing requirements.

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of the 103,000 square foot Northrock shopping center in Warrenton, Virginia. Funding in the amount of $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 1.6%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s option subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. A total of $6,495,000 is outstanding as of June 30, 2008.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. A total of $1,914,000 was outstanding as of June 30, 2008. A copy of the construction loan agreement is included as an exhibit to the Company’s Form 8-K filed on May 20, 2008.

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

The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after March 15, 2013. The depositary shares will pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 liquidation preference. The first dividend was paid on July 15, 2008 and covered the period from March 27, 2008 through June 30, 2008. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

Funds From Operations

For the quarter ended June 30, 2008, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $15,378,000, representing a 1.3% decrease over the comparative 2007 quarter’s FFO available to common shareholders. For the six months ended June 30, 2008, the Company reported FFO available to common shareholders of $31,297,000, representing a 0.8% increase over the comparative 2007 period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

(Amounts in thousands)	Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$10,229	$8,926	$19,359	$17,800
Less: Gain on property disposition	—	—	(205)	—
Add:
Depreciation & amortization of real property	6,989	6,503	13,932	12,951
Minority interests	1,946	2,151	4,094	4,286

FFO	19,164	17,580	37,180	35,037
Subtract:
Preferred stock dividends	(3,786)	(2,000)	(5,883)	(4,000)

FFO available to common shareholders	$15,378	$15,580	$31,297	$31,037

Average shares & units used to compute FFO per share	23,394	23,123	23,377	23,079

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Smallwood Village Center and Boulevard shopping centers. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2006, 2007 and the six months ended June 30, 2008.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. During the second quarter of 2006, the Company substantially completed construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Development costs for this phase totaled approximately $7.1 million. The center was 97.5% leased and fully operational at June 30, 2008.

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

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1.5 million. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company had contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland. During December 2007, the Company abandoned the acquisition of this final parcel and as of June 30, 2008, wrote-off to general and administrative expense all costs related to this parcel.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In late 2006, the Company substantially completed construction of an approximately 189,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Project costs totaled approximately $41.5 million. As of June 30, 2008, the project was fully operational and 99.5% leased.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 71.3% leased at June 30, 2008. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. Substantial completion is projected in the fourth quarter of 2008. Project costs are expected to total approximately $6.5 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The Company has substantially completed construction documents. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed on May 2008. Site excavation and utility construction has commenced on the southern block of the two parcels. The Company estimates substantial completion of shell construction in late 2010.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction documents have been completed and site permits have been received for development of approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and has executed leases for 18,768 square feet, or 31% of the retail shop space. The Company commenced site work construction in early 2008 and anticipates total construction and development costs, including land, to be approximately $26.0 million. Substantial completion of the building shell is scheduled for late 2008.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, Georgia. The center is 92.5% leased as of June 30, 2008 and was acquired for a purchase price of $17.0 million.

Northrock

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia. The site is located in the City of Warrenton at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company has commenced site work construction for Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. The Harris Teeter supermarket chain has executed a lease for a 52,700 square foot grocery store to anchor the center. The land purchase price was $12.5 million, and the Company anticipates total construction and development costs, including land, to be approximately $27.5 million. A portion of these total development costs will be funded with the $21.8 million construction loan the Company closed in May 2008. Construction substantial completion is anticipated for the spring of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 94.9% leased at June 30, 2008 and was acquired for a purchase price of $36.6 million.

BJ’s Wholesale Club

On March 28, 2008, the Company completed the acquisition of the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at June 30, 2008 and was acquired for a purchase price of $21.0 million.

Marketplace at Sea Colony

On March 28, 2008, the Company completed the acquisition of Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 100% leased at June 30, 2008 and was acquired for a purchase price of $3.0 million.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building totaling approximately 18,800 square feet and previously occupied by a furniture store has been demolished. The center’s in-line shop space will be expanded by approximately 8,000 square feet for small shop retail and a new pad building will replace the demolished structure. A ground lease has been executed with Chevy Chase Bank for the pad building, and a total of 3,330 square feet, or 42% of the small shop space is pre-leased to three tenants. The Company anticipates total construction and development costs to be approximately $2.5 million, with substantial completion anticipated in late 2008.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended June 30, 2008 and 2007, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of June 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2008	45	5	7,001,000	1,206,000	94.8%	95.4%
2007	42	5	6,708,000	1,206,000	95.7%	96.0%

The 2008 shopping center leasing percentage decreased primarily due to an 49,000 square foot leasing decrease at South Dekalb Plaza in Atlanta, Georgia and a 13,000 square foot decrease at Smallwood Village Center where the Company is engaged in a major renovation. The office portfolio decrease occurred primarily at Van Ness Square where the percentage leased decreased from 97.3% in 2007 to 91.9% in 2008.

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

The Company is exposed to interest rate fluctuations primarily as a result of any variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of June 30, 2008, the Company had variable rate indebtedness totaling $8,409,000. Interest rate fluctuations will affect the Company’s annual interest expense accrued on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at June 30, 2008 had been one percent higher, our annual interest expense accrued relating to these debt instruments would have increased by $84,090, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of June 30, 2008, the Company had fixed rate indebtedness totaling $556,785,000. If interest rates on the Company’s fixed rate debt instruments at June 30, 2008 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $27,548,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

During the three months ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to Item 1A. Risk Factors, as presented in the 2007 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

712 shares were acquired at a price of $48.73 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and various individuals and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2008 dividend distribution.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 25, 2008, the Company held its Annual Meeting of Stockholders, at which B. Francis Saul II, John E. Chapoton, James W. Symington and John R. Whitmore were reelected to the Board of Directors for three year terms expiring at the 2009 Annual Meeting. The terms of the remaining Board members did not expire as of the April 25, 2008 meeting and those individuals continue as directors of the Company. Holders of 16,680,161 shares of the Company’s common stock voted in person at the meeting or by proxy (representing 95.0% of outstanding shares) as follows; Mr. Saul II: in favor 16,572,249, withheld 107,912. Mr. Chapoton: in favor 16,579,378, withheld 100,783. Mr. Symington: in favor 16,543,292, withheld 136,869. Mr. Whitmore: in favor 16,573,762, withheld 106,399. The shareholders passed a proposal to amend the 2004 Stock Plan, (which required an affirmative vote of at least 50% of the votes entitled to vote). The proposal received 14,454,272 votes in favor (representing 82.3% of shares eligible to vote), 260,297 against, 61,222 abstained and 1,904,370 shares were broker non-voted. In addition, 16,646,670 voted in favor, 18,827 voted against and 14,664 abstained for, ratification of Ernst & Young as independent public accountants.

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

Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference.

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(l)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(n) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(m)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(n)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(o)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(p)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(q)	Construction Loan Agreement, dated as of May 14, 2008, by and among Saul Holdings Limited Partnership, U.S. Bank National Association, as agent, and the lenders party to or who become party to such agreement, as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated May 20, 2008, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 8, 2008	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: August 8, 2008	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: August 8, 2008	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)