Form 10-Q
period 2008-09-30
SAUL CENTERS INC
filed 2008-11-10
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Number of shares of common stock, par value $0.01 per share outstanding as of November 7, 2008: 17,863,000

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2007, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Real estate investments
Land	$215,407	$167,007
Buildings and equipment	711,628	673,328
Construction in progress	83,322	49,592

	1,010,357	889,927
Accumulated depreciation	(247,994)	(232,669)

	762,363	657,258
Cash and cash equivalents	25,137	5,765
Accounts receivable and accrued income, net	35,821	33,967
Deferred leasing costs, net	16,558	16,190
Prepaid expenses, net	4,642	2,571
Deferred debt costs, net	6,148	6,264
Other assets	4,971	5,428

Total assets	$855,640	$727,443

Liabilities
Mortgage notes payable	$567,680	$524,726
Revolving credit facility outstanding	—	8,000
Dividends and distributions payable	14,722	12,887
Accounts payable, accrued expenses and other liabilities	21,107	13,159
Deferred income	24,790	15,147

Total liabilities	628,299	573,919

Minority interests	2,944	4,745

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,853,281 and 17,747,529 shares issued and outstanding, respectively	181	178
Additional paid-in capital	163,813	161,618
Accumulated deficit	(118,925)	(113,017)

Total stockholders’ equity	224,397	148,779

Total liabilities and stockholders’ equity	$855,640	$727,443

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands,	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
except per share amounts)	2008	2007	2008	2007
Revenue
Base rent	$31,466	$30,064	$93,599	$88,616
Expense recoveries	7,652	6,638	21,730	19,518
Percentage rent	253	249	799	763
Other	1,576	1,063	3,646	2,878

Total revenue	40,947	38,014	119,774	111,775

Operating expenses
Property operating expenses	5,360	4,777	14,872	13,925
Provision for credit losses	236	65	660	280
Real estate taxes	4,241	3,558	12,530	10,622
Interest expense and amortization of deferred debt	8,568	8,497	25,877	25,116
Depreciation and amortization of deferred leasing costs	8,487	6,525	22,419	19,476
General and administrative	2,791	2,636	8,904	8,314

Total operating expenses	29,683	26,058	85,262	77,733

Operating income before minority interests and gain on sale of property	11,264	11,956	34,512	34,042
Non-operating item: Gain on property disposition	—	—	205	—

Net operating income before minority interests	11,264	11,956	34,717	34,042

Minority interests
Minority share of income	(1,743)	(2,332)	(5,837)	(6,618)

Net income	9,521	9,624	28,880	27,424
Preferred dividends	(3,785)	(2,000)	(9,668)	(6,000)

Net income available to common stockholders	$5,736	$7,624	$19,212	$21,424

Per share net income available to common stockholders
Basic	$0.32	$0.43	$1.08	$1.22

Diluted	$0.32	$0.43	$1.07	$1.21

Distributions declared per common share outstanding	$0.47	$0.47	$1.41	$1.35

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2007	$100,000	$178	$161,618	$(113,017)	$148,779
Issuance of 31,731 shares of preferred stock	79,328	—	(2,999)	—	76,329
Issuance of 28,191 shares of common stock:
26,673 shares due to dividend reinvestment plan	—	1	1,321	—	1,322
1,518 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	199	—	199
Net income	—	—	—	9,130	9,130
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)
Series B, $56.25 per share	—	—	—	(97)	(97)
Distributions payable common stock ($0.47 per share)	—	—	—	(8,355)	(8,355)

Balance, March 31, 2008	179,328	179	160,139	(114,339)	225,307
Additional preferred stock issuance costs	—	—	(12)	—	(12)
Issuance of 41,337 shares of common stock:
26,915 shares due to dividend reinvestment plan	—	1	1,312	—	1,313
14,422 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	824	—	824
Net income	—	—	—	10,229	10,229
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)
Series B, $56.25 per share	—	—	—	(1,786)	(1,786)
Distributions payable common stock ($0.47 per share)	—	—	—	(8,374)	(8,374)

Balance, June 30, 2008	179,328	180	162,263	(116,270)	225,501
Issuance of 36,224 shares of common stock:
21,712 shares due to dividend reinvestment plan	—	1	1,017	—	1,018
14,512 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	533	—	533
Net income	—	—	—	9,521	9,521
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)
Distributions payable common stock ($0.47 per share)	—	—	—	(8,391)	(8,391)

Balance, September 30, 2008	$179,328	$181	$163,813	$(118,925)	$224,397

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$28,880	$27,424
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property disposition	(205)	—
Minority interests	5,837	6,618
Depreciation and amortization of deferred leasing costs	22,419	19,476
Amortization of deferred debt costs	889	840
Non cash compensation costs from stock grants and options	954	923
Provision for credit losses	660	280
(Increase) decrease in accounts receivable and accrued income	(2,366)	16
Increase in deferred leasing costs	(1,625)	(2,029)
Increase in prepaid expenses	(2,071)	(1,639)
Decrease (increase) in other assets	457	(717)
Increase in accounts payable, accrued expenses and other liabilities	2,561	2,581
Increase (decrease) in deferred income	919	(543)

Net cash provided by operating activities	57,309	53,230

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(63,406)	(18,613)
Additions to real estate investments	(6,998)	(5,963)
Additions to development and redevelopment activities	(31,546)	(17,233)
Proceeds from property disposition	205	—

Net cash used in investing activities	(101,745)	(41,809)

Cash flows from financing activities:
Proceeds from mortgage notes payable	44,876	52,000
Repayments on mortgage notes payable	(12,271)	(10,839)
Proceeds from revolving credit facility	19,000	12,000
Repayments on revolving credit facility	(27,000)	(47,000)
Additions to deferred debt costs	(773)	(698)
Proceeds from the issuance of:
Preferred stock, net of issuance costs	76,317	—
Common Stock	4,255	17,832
Distributions to:
Preferred stockholders	(7,883)	(6,000)
Common stockholders	(25,075)	(22,693)
Convertible limited partnership units in the Operating Partnership	(7,638)	(7,041)

Net cash provided by (used in) financing activities	63,808	(12,439)

Net increase (decrease) in cash and cash equivalents	19,372	(1,018)
Cash and cash equivalents, beginning of period	5,765	8,061

Cash and cash equivalents, end of period	$25,137	$7,043

*	Supplemental discussion of non-cash investing and financing activities:

The 2008 real estate acquisition costs of $63,406 are presented exclusive of a mortgage loan assumed of $10,349.

The accompanying notes are an integral part of these statements

Notes to Consolidated Financial Statements

1.	Organization, Formation and Structure

Saul Centers, Inc. (“Saul Centers”) was incorporated under the Maryland General Corporation Law on June 10, 1993. Saul Centers operates as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is required to annually distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders and meet certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the “Company”. B. Francis Saul II serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

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

As of September 30, 2008, the Company’s properties (the “Current Portfolio Properties”) consisted of 45 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) land or development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of September 30, 2008, thirty of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Only two retail tenants, Giant Food (4.4%), a tenant at eight Shopping Centers and Safeway (3.1%), a tenant at eight Shopping Centers and one office tenant, the United States Government (2.7%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the nine months ended September 30, 2008.

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

Real estate investment properties, including properties under development and land held for future development, are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an event or change in circumstance indicating the potential for an impairment in the value of a real estate investment property, the Company’s policy is to assess potential impairment in value by making a comparison of the current and projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of that property and estimated cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated projected cash flows of the assets, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss on any of its real estate for the nine month periods ended September 30, 2008 and 2007.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled approximately $2,876,000 and approximately $2,341,000, for the nine month periods ended September 30, 2008 and 2007, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Leasehold improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled approximately $18,811,000 and $15,906,000, for the nine month periods ended September 30, 2008 and 2007, respectively. Repair and maintenance expense, included in property operating expenses for the nine month periods ended September 30, 2008 and 2007, was approximately $6,835,000 and $6,664,000, respectively.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. In addition, deferred leasing costs include amounts attributed to in place leases associated with acquisition properties as determined pursuant to the application of SFAS No.141. These costs are amortized over the remaining initial term of the leases acquired. Collectively, these deferred leasing costs total approximately $16,558,000 and $16,190,000, net of accumulated amortization of approximately $14,579,000 and $14,457,000, as of September 30, 2008 and December 31, 2007, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled approximately $3,608,000 and $3,570,000, for the nine months ended September 30, 2008 and 2007, respectively. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2008 and December 31, 2007 are as follows:

Construction in Progress

(Dollars in thousands)	September 30, 2008	December 31, 2007
Clarendon Center	$43,318	$27,323
Northrock	18,382	—
Westview Village	12,907	6,382
Smallwood Village Center	4,912	—
Boulevard	2,664	—
Ashland Square Phase II	—	10,851
Lexington Center	—	2,813
Other	1,139	2,223

Total	$83,322	$49,592

As of January 1, 2008, the carrying cost capitalization associated with development at Ashland Square Phase II and Lexington Center was suspended. All development costs for these properties were removed from construction in progress and reclassified to land and buildings and equipment, while awaiting sufficient leasing activity to warrant the resumption of active development.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $718,000 and $387,000, at September 30, 2008 and December 31, 2007, respectively.

In addition to amounts due currently, accounts receivable includes accrued income of approximately $25,858,000 and $25,013,000, at September 30, 2008 and December 31, 2007, respectively, representing the cumulative difference between minimum rental income recognized on a straight-line basis and contractual payments due under the terms of respective tenant leases. These amounts are presented after netting allowances of approximately $40,000 and $52,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are capitalized and amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of approximately $4,806,000 and $5,393,000, at September 30, 2008 and December 31, 2007, respectively.

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

Income Taxes

The Company made an election to be treated, and intends to continue operating so as to qualify as a REIT under the Code, commencing with its taxable year ended December 31, 1993. A REIT generally will not be subject to federal income taxation, provided that distributions to its stockholders equal or exceed it’s REIT taxable income and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of September 30, 2008, 228,000 shares had been allocated to the directors pursuant to the deferred compensation plans.

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

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.7% common interest as of September 30, 2008. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase Minority Interests expense in the respective period and would be classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

Per Share Data

Per share data is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. With the exception of the options granted in 2007, the options are dilutive because the average share price of the Company’s common stock exceeds the exercise prices. The treasury stock method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding

(In thousands)	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding-Basic	17,834	17,674	17,801	17,540
Effect of dilutive options	157	157	170	179

Weighted average common shares outstanding-Diluted	17,991	17,831	17,971	17,719

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”), which would have been effective for fiscal years after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and was effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008. The Company did not elect to measure any financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 establishes consistent accounting and reporting standards for the non-controlling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. Management has assessed the impact of adopting the statement and does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s financial condition or results of operations.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs will no longer be included in the measurement of the business acquired. Instead, these items will be expensed as incurred. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations occurring during fiscal years beginning on or after December 15, 2008, which for the Company begins with the 2009 calendar year. SFAS No. 141(R) will impact the Company’s financial statements dependent on the level of acquisition activity in the year 2009 and beyond.

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

Northrock

In January 2008, the Company acquired an undeveloped land parcel in Warrenton, Virginia, located at the southwest corner of the U.S. Route 29/211 and Fletcher Drive intersection. The land purchase price was $12.5 million. The Company has commenced construction of a neighborhood shopping center. The Harris Teeter supermarket chain has executed a lease for a grocery store to anchor the center.

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

The $36.9 million total cost of acquiring Great Falls Center included both the purchase price and closing costs. Approximately $1,916,000 of the total cost was allocated as lease intangible assets and was included in deferred leasing costs commencing April 1, 2008. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 13.6 years. The value of below market leases totaled approximately $6,856,000 and are being amortized over a weighted average term of 20.0 years, and were recorded as deferred income at the time of acquisition. The value of above market leases totaled approximately $72,000 and are being amortized over a weighted average term of 5.7 years, and were recorded as a deferred asset in accounts receivable at the time of acquisition.

The $21.1 million total cost of acquiring the BJ’s Wholesale Club property included both the purchase price and closing costs. Approximately $303,000 of the total cost was allocated as lease intangible assets and was included in deferred leasing costs commencing April 1, 2008. The lease intangible assets are being amortized over the remaining period of the lease acquired, a term of 21.1 years. The value of the below market lease totaled approximately $1,838,000 and is being amortized over a term of 21.1 years, and was recorded as deferred income at the time of acquisition.

The $3.1 million total cost of acquiring Marketplace at Sea Colony included both the purchase price and closing costs. Approximately $132,000 of the total cost was allocated as lease intangible assets and was included in deferred leasing costs commencing April 1, 2008. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 3.5 years. The value of below market leases totaled approximately $30,000 and are being amortized over a weighted average term of 3.9 years, and were recorded as deferred income at the time of acquisition. The value of above market leases totaled approximately $76,000 and are being amortized over a weighted average term of 4.4 years, and were recorded as a deferred asset in accounts receivable at the time of acquisition.

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the three and nine month periods ended September 30, 2008 and 2007, respectively, as if the above described acquisitions had occurred on January 1, 2008 and 2007, respectively. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the three and nine months ended September 30, 2008 and 2007, respectively.

Pro Forma Combined Condensed Statements of Operations

(In thousands, except per share data, unaudited)	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Real estate revenues	$40,947	$39,180	$121,039	$115,297
Net income available to common stockholders	$5,736	$7,506	$19,308	$21,063
Earnings per common share-basic	$0.32	$0.43	$1.09	$1.20
Earnings per common share-diluted	$0.32	$0.42	$1.07	$1.19

4.	Minority Interests - Holders of Convertible Limited Partner Units in the Operating Partnership

The Saul Organization has a 23.3% limited partnership interest, represented by approximately 5,416,000 convertible limited partnership units, in the Operating Partnership, as of September 30, 2008. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As a result, as of September 30, 2008, approximately 2,297,000 units were not convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 23.3% limited partnership interest in the Operating Partnership is reflected as Minority Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the nine months ended September 30, 2008 and 2007, were approximately 23,387,000 and 23,135,000, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $567,680,000 at September 30, 2008, of which approximately $552,579,000 was fixed rate debt and approximately $15,101,000 was variable rate construction loan debt. No balance was outstanding on the Company’s variable rate, $150,000,000 unsecured revolving credit facility at September 30, 2008. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, has a three-year term expiring on December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the facility by $50,000,000. Letters of credit may be issued under the revolving credit facility. As of September 30, 2008, of the $150,000,000 available for borrowing, approximately $177,000 was committed for letters of credit, and the resulting balance of approximately $149,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of September 30, 2008, operating income from the unencumbered properties determined the interest rate for up to $100,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60% or upon the bank’s reference rate, at the Company’s option. The remaining $50,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

Saul Centers is the guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The mortgage notes payable are all non-recourse debt, except for certain guarantees described below.

On February 29, 2008, the Company closed on a $7,500,000 increase to a fixed-rate mortgage secured by Shops at Fairfax and Boulevard shopping centers. The loan matures June 1, 2015 (same as the original financing), requires monthly interest only payments of $38,000, based upon a 6.08% interest rate, and requires a final principal payment of $7,500,000 at maturity. The Company has initially guaranteed $1,875,000 of this loan until the Boulevard redevelopment is completed and until certain debt service coverage tests are achieved.

On March 23, 2008, the Company closed on a $3,000,000 increase to a fixed-rate mortgage secured by Seabreeze Plaza. The loan matures May 1, 2014 (same as the original financing), requires equal monthly principal and interest payments of $17,794, based upon a 5.90% interest rate and 30-year principal amortization, and requires a final principal payment of approximately $2,738,000 at maturity.

On March 28, 2008, the Company assumed a fully amortizing fixed-rate mortgage loan in the amount of approximately $10,349,000, secured by the acquisition property, Great Falls Center. The loan matures February 1, 2024 and requires equal monthly principal and interest payments of $83,113, based upon a 5.80% interest rate and 20-year principal amortization. Management determined the mortgage loan was fairly valued at acquisition because the terms of the loan were not materially different from current market terms.

On March 31, 2008, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $12,750,000, secured by the BJ’s Wholesale Club center. The loan matures April 1, 2023, requires equal monthly principal and interest payments of $80,003, based upon a 6.43% interest rate and 30-year principal amortization, and requires a final principal payment of approximately $9,255,000 at maturity.

In April 2008, the Company closed on a $10,825,000 additional financing secured by the Great Falls Center. Funding in the amount of $6,525,000 occurred on April 6, 2008, payable at an interest rate of 6.80%, interest only for the first year, after which amortization will commence on a 30-year amortization schedule, requiring monthly payments of principal and interest totaling $42,538. A final principal payment of approximately $1,274,000 will be due at maturity on February 1, 2024. The Company has initially guaranteed $2,000,000 of this loan, with the amount of any additional advance to also be guaranteed until certain debt service coverage tests are achieved. The balance totaling $4,300,000 is a forward commitment to be funded prior to March 31, 2009, subject to achieving certain re-leasing requirements.

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 1.6%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s option subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. Approximately $10,604,000 is outstanding as of September 30, 2008.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $4,497,000 was outstanding as of September 30, 2008.

At December 31, 2007, the Company’s outstanding debt totaled approximately $532,726,000, of which approximately $524,726,000 was fixed rate and $8,000,000 was variable rate debt outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

At September 30, 2008, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2008	$—		$4,313	$4,313
2009	—		18,054	18,054
2010	—		19,413	19,413
2011	77,334	(a)	20,852	98,186
2012	96,300		15,050	111,350
2013	39,440		9,269	48,709
Thereafter	201,628		66,027	267,655

	$414,702		$152,978	$567,680

(a)	Includes the Clarendon Center and Northrock construction loan balances as of September 30, 2008, totaling $15,101.

Interest expense and amortization of deferred debt costs for the quarter ended September 30, 2008 and 2007, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(Dollars in thousands)	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest incurred	$9,454	$8,928	$27,864	$26,617
Amortization of deferred debt costs	304	286	889	840
Capitalized interest	(1,190)	(717)	(2,876)	(2,341)

	$8,568	$8,497	$25,877	$25,116

6.	Stockholders’ Equity and Minority Interests

The Consolidated Statements of Operations include a charge for minority interests of $1,743,000 and $2,332,000 for the three months ended September 30, 2008 and September 30, 2007, respectively, and include a charge of $5,837,000 and $6,618,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively, representing The Saul Organization’s limited partnership interest share of net income for each period.

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

Chevy Chase Bank, an affiliate of The Saul Organization, leases space in 20 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to approximately $2,558,000 and $2,144,000, for the nine months ended September 30, 2008 and 2007, respectively.

The Company utilizes Chevy Chase Bank for its various checking and short-term investment accounts. As of September 30, 2008, approximately $24,945,000 was held in deposit in these accounts.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $298,000 and $253,000, for the nine months ended September 30, 2008 and 2007, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled approximately $96,000 and $72,000, for the nine months ended September 30, 2008 and 2007, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was approximately $954,000 and $857,000 at September 30, 2008 and December 31, 2007, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and depending upon the service, is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2008 and 2007, which included rental expense for the Company’s headquarters lease, totaled approximately $3,945,000 and $3,478,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of September 30, 2008 and December 31, 2007, accounts payable, accrued expenses and other liabilities included approximately $319,000 and $298,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the Agreement, the Company pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by the Company and The Saul Organization. The Company’s rent expense for the nine months ended September 30, 2008 and 2007 were approximately $661,000 and $651,000, respectively, and are included in general and administrative expense.

8.	Non-Operating Items

Gain on Property Disposition

The gain on property disposition of approximately $205,000 during the nine months ended September 30, 2008 represents proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma. There were no property dispositions during the nine months ended September 30, 2007.

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

Note 9. Option detail

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2008:

Stock options issued

	Officers					Directors
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	150,000	760,000
Vested	212,500	115,000	91,875	33,750	453,125	30,000	30,000	30,000	30,000	30,000	150,000	603,125
Exercised	96,422	28,750	6,250	—	131,422	6,200	2,500	—	—	—	8,700	140,122
Forfeited	7,500	7,500	11,250	—	26,250	—	—	—	—	—	—	26,250
Exercisable at Sep 30, 2008	116,078	86,250	85,625	33,750	321,703	23,800	27,500	30,000	30,000	30,000	141,300	463,003
Remaining unexercised	116,078	86,250	115,000	135,000	452,328	23,800	27,500	30,000	30,000	30,000	141,300	593,628
Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%
Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$821,100	$3,118,323
Expensed in previous years	320,875	254,450	256,108	209,808	1,041,241	66,600	71,100	143,400	285,300	—	566,400	1,607,641
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	64,350
Expensed during nine months ended Sep 30, 2008	—	20,400	68,733	236,040	325,173	—	—	—	—	254,700	254,700	579,873
Future expense	—	$—	$53,459	$813,000	$866,459	—	—	—	—	—	—	866,459
Weighted average term of future expense		2.5	years

The table below summarizes the option activity for the nine months ended September 30, 2008:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	586,753	$36.15
Granted	30,000	50.15
Exercised	23,125	26.02
Expired/Forfeited	—	—
Outstanding September 30	593,628	34.72	$8,474,000
Exercisable at September 30	463,003	30.56	7,965,000

The intrinsic value presented in the table above measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At September 30, 2008, the closing share price was $50.54 and was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The options awarded in 2007 and 2008 had an exercise price in excess of the September 30, 2008 closing price and thus have no intrinsic value. The weighted average remaining contractual life of the Company’s outstanding and exercisable options are 6.8 and 6.4 years, respectively.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended September 30, 2008			(1)
Real estate rental operations:
Revenue	$31,129	$9,628	$190	$40,947
Expenses	(6,980)	(2,857)	—	(9,837)

Income from real estate	24,149	6,771	190	31,110
Interest expense & amortization of deferred debt costs	—	—	(8,568)	(8,568)
General and administrative	—	—	(2,791)	(2,791)

Subtotal	24,149	6,771	(11,169)	19,751
Depreciation and amortization of deferred leasing costs	(6,413)	(2,074)	—	(8,487)
Minority interests	—	—	(1,743)	(1,743)

Net income	$17,736	$4,697	$(12,912)	$9,521

Capital investment	$12,675	33	5,822	$18,530

Total assets	$663,955	121,026	70,659	$855,640

Quarter ended September 30, 2007
Real estate rental operations:
Revenue	$28,377	$9,522	$115	$38,014
Expenses	(5,875)	(2,525)	—	(8,400)

Income from real estate	22,502	6,997	115	29,614
Interest expense & amortization of deferred debt costs	—	—	(8,497)	(8,497)
General and administrative	—	—	(2,636)	(2,636)

Subtotal	22,502	6,997	(11,018)	18,481
Depreciation and amortization of deferred leasing costs	(4,509)	(2,016)	—	(6,525)
Minority interests	—	—	(2,332)	(2,332)

Net income	$17,993	$4,981	$(13,350)	$9,624

Capital investment	$21,468	$273	$1,337	$23,078

Total assets	$564,002	$127,087	$33,934	$725,023

(1)	Clarendon Center development included because a significant component will be residential.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2008			(1)
Real estate rental operations:
Revenue	$90,390	$28,883	$501	$119,774
Expenses	(19,935)	(8,127)	—	(28,062)

Income from real estate	70,455	20,756	501	91,712
Interest expense & amortization of deferred debt costs	—	—	(25,877)	(25,877)
General and administrative	—	—	(8,904)	(8,904)

Subtotal	70,455	20,756	(34,280)	56,931
Depreciation and amortization of deferred leasing costs	(16,352)	(6,067)	—	(22,419)
Gain on property disposition	205	—	—	205
Minority interests	—	—	(5,837)	(5,837)

Net income	$54,308	$14,689	$(40,117)	$28,880

Capital investment	$86,935	344	14,671	$101,950

Total assets	$663,955	121,026	70,659	$855,640

Nine months ended September 30, 2007
Real estate rental operations:
Revenue	$83,118	$28,304	$353	$111,775
Expenses	(17,407)	(7,420)	—	(24,827)

Income from real estate	65,711	20,884	353	86,948
Interest expense & amortization of deferred debt costs	—	—	(25,116)	(25,116)
General and administrative	—	—	(8,314)	(8,314)

Subtotal	65,711	20,884	(33,077)	53,518
Depreciation and amortization of deferred leasing costs	(13,348)	(6,128)	—	(19,476)
Minority interests	—	—	(6,618)	(6,618)

Net income	$52,363	$14,756	$(39,695)	$27,424

Capital investment	$35,095	$1,100	$5,614	$41,809

Total assets	$564,002	$127,087	$33,934	$725,023

(1)	Clarendon Center development included because a significant component will be residential.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those given in the forward-looking statements as a result of changes in factors which include among others, the following:

•	risks related to the recent contraction of the domestic and global credit markets and their effect on discretionary spending;

•	risks that the Company’s tenants will not pay rent;

•	risks related to the Company’s reliance on shopping center “anchor” tenants and other significant tenants;

•	risks related to the Company’s substantial relationships with members of The Saul Organization;

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

•	such other risks as described in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Form 10-Q.

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2008 and for the nine month period ended September 30, 2008.

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

When incurred, the Company capitalizes the cost of improvements that extend the useful life of property and equipment. All repair and maintenance expenditures are expensed. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement.

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

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position or the results of operations. Once it has been determined that a loss is probable to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered probable can be difficult to determine.

Results of Operations

Quarter ended September 30, 2008 compared to quarter ended September 30, 2007

Revenue

(Dollars in thousands)	Quarters ended September 30,		2008 to 2007 Change
	2008	2007	$	%
Base rent	$31,466	$30,064	$1,402	4.7%
Expense recoveries	7,652	6,638	1,014	15.3%
Percentage rent	253	249	4	1.6%
Other	1,576	1,063	513	48.3%

Total revenue	$40,947	$38,014	$2,933	7.7%

Note: (Dollars in thousands)

Base rent includes $234 and $499 for the quarters ended September 30, 2008 and 2007, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $437 and $138, for the quarters ended September 30, 2008 and 2007, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141.

Total revenue increased 7.7% in the quarter ended September 30, 2008 (“2008 Quarter”) compared to the corresponding prior year’s quarter (“2007 Quarter”). The revenue increase for the 2008 Quarter resulted primarily from net rental income from the operations of a 2007 developed property and three 2008 and one 2007 acquisition properties. The development property (Ashland Square) and the acquisition properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony in 2008 and Orchard Park in 2007) together defined as the “Development and Acquisition Properties,” contributed $1,457,000 of the revenue increase. Improved operating results at the core properties contributed the majority of the remaining quarter over quarter revenue growth. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2008 Quarter versus the 2007 Quarter was primarily attributable to leases in effect at the Development and Acquisition Properties (88.2% or approximately $1,237,000). Rental rate growth in the core properties, particularly Leesburg Pike, Seven Corners, Great Eastern Plaza and Southdale shopping centers provided the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The largest single contributor to the increase in expense recovery income resulted from operation of the Development and Acquisition Properties (16.5% or approximately $167,000). Billings to tenants for their share of increased real estate tax expense (39.7% or approximately $403,000) and property operating expenses (43.8% or approximately $444,000) throughout the core operating properties accounted the balance of the increase.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2008 Quarter was consistent with that of the 2007 Quarter.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2008 Quarter resulted primarily from increased lease termination fees (67.3% or approximately $345,000), interest income resulting from the investment of increased cash balances (14.6% or approximately $75,000) and increased parking revenue primarily at 601 Pennsylvania Avenue (12.5% or approximately $64,000).

Operating Expenses

(Dollars in thousands)	Quarters ended September 30,		2008 to 2007 Change
	2008	2007	$	%
Property operating expenses	$5,360	$4,777	$583	12.2%
Provision for credit losses	236	65	171	263.1%
Real estate taxes	4,241	3,558	683	19.2%
Interest expense and amortization of deferred debt	8,568	8,497	71	0.8%
Depreciation and amortization of leasing costs	8,487	6,525	1,962	30.1%
General and administrative	2,791	2,636	155	5.9%

Total operating expenses	$29,683	$26,058	$3,625	13.9%

Increases in operating expenses resulted primarily from the operation and financing of the Development and Acquisition Properties and the asset retirements in conjunction with the redevelopment of Smallwood Village Center.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Expenses required to operate the Development and Acquisition Properties (19.7% or approximately $115,000) and increased repairs and maintenance at the core shopping centers (32.9% or approximately $192,000) and office properties (21.3% or approximately $124,000), produced the majority of the increase.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The increase in the 2008 Quarter versus the 2007 Quarter was primarily due to a credit loss provision established for a rent dispute with a major tenant. The amount reported in each quarter represents six tenths of one percent (0.6%) or lower of total revenue for each quarter.

Real estate taxes. The increase in real estate taxes for the 2008 Quarter versus the 2007 Quarter was primarily due to a same property shopping center increase of $469,000 (68.7% of total real estate tax increase), a 18.8% increase over the 2007 Quarter’s amount, impacted largely by increased assessments at several of the Company’s Northern Virginia shopping centers. The Office Properties, particularly Van Ness Square and 601 Pennsylvania Avenue contributed to the increase (19.5% or approximately $133,000) as well as the Development and Acquisition Properties (11.8% or approximately $81,000).

Interest expense and amortization of deferred debt. Interest expense increased in the 2008 Quarter versus the 2007 Quarter due to increased borrowing for the Development and Acquisition Properties offset in part by increased capitalized interest on development projects. Average outstanding borrowing increased approximately $38,024,000 (average fixed rate borrowings increased approximately $29,001,000 and average variable rate borrowings (construction loans) increased approximately $9,023,000). The new borrowing reduced the average interest rate by 0.11%. The combined impact of the new borrowings, at a lower average rate, resulted in an approximately $527,000 increase in interest expense. Interest capitalized as a cost of construction and development projects increased during the 2008 Quarter compared to the 2007 Quarter decreased interest expense by approximately $473,000 ($1,190,000 versus $717,000) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Increased deferred debt cost amortization increased interest expense by approximately $18,000 ($304,000 versus $286,000).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from asset retirements in conjunction with the redevelopment of Smallwood Village Center (56.7% or approximately $1,112,000) and the balance of the increase resulted from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense increase during the 2008 Quarter resulted from increased staff expenses of approximately $94,000. The balance of the 2008 Quarter increase resulted from information technology expenses and New York Stock Exchange listing fees related to the Company’s March 2008 preferred stock offering.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenue

(Dollars in thousands)	Nine months ended September 30,		2008 to 2007 Change
	2008	2007	$	%
Base rent	$93,599	$88,616	$4,983	5.6%
Expense recoveries	21,730	19,518	2,212	11.3%
Percentage rent	799	763	36	4.7%
Other	3,646	2,878	768	26.7%

Total revenue	$119,774	$111,775	$7,999	7.2%

Note: (Dollars in thousands)

Base rent includes $845 and $1,315 for the nine months ended September 30, 2008 and 2007, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1,006 and $335, for the nine months ended September 30, 2008 and 2007, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141.

Total revenue increased 7.2% in the nine month period ended September 30, 2008 (“2008 Period”) compared to the corresponding prior year’s nine month period (“2007 Period”). The revenue increase for the 2008 Period resulted primarily from net rental income from Development and Acquisition Properties (46.7% or approximately $3,736,000) and the lease-up of Lansdowne Town Center (18.0% or approximately $1,441,000). Improved operating results at the remaining properties and increased interest income contributed the balance of the period over period revenue growth. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2008 Period versus the 2007 Period was primarily attributable to the Development and Acquisition Properties (65.3% or approximately $3,253,000) and the lease-up of Lansdowne Town Center (19.6% or approximately $977,000). Rental rate growth in the core properties, particularly Southdale, Seven Corners, Leesburg Pike and Beacon Center shopping centers provided the balance of the increase.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The largest single contributor to the increase in expense recovery income resulted from operation of the Development and Acquisition Properties (21.4% or approximately $473,000). Billings to tenants for their share of increased real estate tax expense (62.5% or approximately $1,382,000) and property operating expenses (16.1% or approximately $357,000) throughout the core operating properties accounted the balance of the increase.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent increased slightly for the 2008 Period compared to the prior year period.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2008 Period resulted primarily from increased lease termination fees (49.5% or approximately $380,000), increased parking revenue primarily at 601 Pennsylvania Avenue (20.8% or approximately $160,000) and interest income resulting from the investment of increased cash balances (19.3% or approximately $148,000).

Operating Expenses

(Dollars in thousands)	Nine months ended September 30,		2008 to 2007 Change
	2008	2007	$	%
Property operating expenses	$14,872	$13,925	$947	6.8%
Provision for credit losses	660	280	380	135.7%
Real estate taxes	12,530	10,622	1,908	18.0%
Interest expense and amortization of deferred debt	25,877	25,116	761	3.0%
Depreciation and amortization of leasing costs	22,419	19,476	2,943	15.1%
General and administrative	8,904	8,314	590	7.1%

Total operating expenses	$85,262	$77,733	$7,529	9.7%

Increases in operating expenses resulted primarily from the operation and financing of the Development and Acquisition Properties and the asset retirements in conjunction with the redevelopment of Smallwood Village Center.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Increased core property utility expense (39.6% or approximately $375,000) and expenses required to operate the Development and Acquisition Properties (28.3% or approximately $268,000) produced the majority of the increase.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The increase in the 2008 Period versus the 2007 Period was primarily due to a credit loss provision established for a rent dispute with a major tenant and a tenant who defaulted at Lansdowne Town Center.

Real estate taxes. The increase in real estate taxes for the 2008 Period versus the 2007 Period was primarily due to a same property shopping center increase of $1,244,000 (65.2% of total real estate tax increase), a 16.9% increase over the 2007 Period’s amount, impacted largely by increased assessments at several of the Company’s Northern Virginia shopping centers. The Office Properties, particularly Van Ness Square and 601 Pennsylvania Avenue, contributed toward the increase (20.1% or approximately $383,000) as well as the Development and Acquisition Properties (14.7% or approximately $281,000).

Interest expense and amortization of deferred debt. Interest expense increased in the 2008 Period versus the 2007 Period due to increased borrowing for the Development and Acquisition Properties offset in part by increased capitalized interest on development projects. Average outstanding borrowing increased approximately $35,993,000 (average fixed rate borrowings increased approximately $43,776,000 while average variable rate borrowings ( revolving credit line and construction loans) decreased approximately $7,783,000). The new borrowing reduced the average interest rate by 0.14%. The combined impact of the new borrowings, at a lower average rate, resulted in an approximately $1,248,000 increase in interest expense. Interest capitalized as a cost of construction and development projects increased during the 2008 Period compared to the 2007 Period decreased interest expense by approximately $535,000 ($2,876,000 versus $2,341,000) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Increased deferred debt cost amortization increased interest expense by approximately $49,000 ($889,000 versus $840,000).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from asset retirements in conjunction with the redevelopment of Smallwood Village Center (37.8% or approximately $1,112,000) and the balance of the increase resulted from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. General and administrative expenses increased for the 2008 Period compared to the 2007 Period due to increased staff expenses (87.5% or approximately $516,000) and real estate tax on land held for investment (25.1% or approximately $148,000), offset in part by reduced professional fees.

Gain on property disposition

The Company recognized a gain on property disposition of $205,000 in the 2008 Period. The gain represents proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma. There were no property dispositions in the 2007 Period.

Liquidity and Capital Resources

Cash and cash equivalents were $25,137,000 and $7,043,000 at September 30, 2008 and 2007, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Cash provided by operating activities	$57,309	$53,230
Cash used in investing activities	(101,745)	(41,809)
Cash provided by (used in) financing activities	63,808	(12,439)

Increase (decrease) in cash	$19,372	$(1,018)

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2008 Period primarily reflect the acquisition of three operating properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony) and a land parcel (Northrock) and to a lesser extent development and construction costs of Clarendon Center, Northrock and Westview Village. Investing activities for the 2007 Period primarily reflect the development and construction costs associated with the lease-up of Lansdowne Town Center and the development of Clarendon Center. Tenant improvement and property capital expenditures totaled $6,998,000 and $5,963,000, for the 2008 and 2007 Periods, respectively.

Financing Activities

Cash provided by financing activities for the period ended September 30, 2008 primarily reflects:

•	Proceeds of $76,317,000, net of costs, received from the issuance of Series B preferred stock during the period;

•	Proceeds of $44,876,000 received from mortgage notes payable originated during the period;

•	Proceeds of $19,000,000 received from advances provided by the revolving credit facility during the period; and

•	Proceeds of $4,255,000 received from the issuance of common stock from options exercised and shares issued under the dividend reinvestment program.

which was partially offset by:

•	the repayment of mortgage note payable borrowings totaling $12,271,000;

•	repayments of $27,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $25,075,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $7,638,000;

•	distributions made to preferred stockholders during the period totaling $7,883,000; and

•	payments of $773,000 for financing costs of mortgage notes payable.

Cash used by financing activities for the period ended September 30, 2007 primarily reflects:

•	the repayment of mortgage note payable borrowings totaling $10,839,000;

•	repayments of $47,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $22,693,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $7,041,000;

•	distributions made to preferred stockholders during the period totaling $6,000,000; and

•	payments of $698,000 for financing costs of mortgage notes payable;

which was partially offset by:

•	Proceeds of $52,000,000 received from mortgage notes payable originated during the period;

•	Proceeds of $12,000,000 received from advances provided by the revolving credit facility during the period; and

•	Proceeds of $17,832,000 received from the issuance of common stock from the exercise of employee stock options and shares issued under the dividend reinvestment program.

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

As of September 30, 2008, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2008	$—		$4,313	$4,313
2009	—		18,054	18,054
2010	—		19,413	19,413
2011	77,334	(a)	20,852	98,186
2012	96,300		15,050	111,350
2013	39,440		9,269	48,709
Thereafter	201,628		66,027	267,655

	$414,702		$152,978	$567,680

(a)	Includes the Clarendon Center and Northrock construction loan balances as of September 30, 2008, totaling $15,101.

Management believes that the Company’s capital resources, which at September 30, 2008 included cash balances of approximately $25,137,000 and borrowing availability of approximately $149,823,000 on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 68,837 and 363,751 shares under the Plan at a weighted average discounted price of $48.47 and $47.89 per share, during the nine month periods ended September 30, 2008 and 2007, respectively. The Company also credited 6,463 and 5,618 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $48.31 and $47.98 per share, during the nine month periods ended September 30, 2008 and 2007, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2008.

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

The Company maintains a $150,000,000 unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The credit facility has a three-year term expiring December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the facility by $50,000,000. Letters of credit may be issued under the facility. On September 30, 2008, of the $150,000,000 available for borrowing, approximately $177,000 was committed for letters of credit, and the resulting balance of approximately $149,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of September 30, 2008, operating income from the unencumbered properties determined the interest rate for up to $100,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60% or upon the bank’s reference rate, at the Company’s option. The remaining $50,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

As of September 30, 2008, no borrowings were outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of September 30, 2008, the material covenants required the Company, on a consolidated basis, to:

•

limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $600 million plus 90% of the Company’s future net equity proceeds;

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

As of September 30, 2008, the Company was in compliance with all such covenants. Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of the Northrock construction loan (approximately $10,604,000 outstanding at September 30, 2008) and the Clarendon Center construction loan (approximately $4,497,000 outstanding at September 30, 2008). The fixed-rate notes payable are all non-recourse debt except for $1,875,000 of the increase to the Shops at Fairfax and Boulevard mortgage and $2,000,000 of the Great Falls Center mortgage, both of which are guaranteed by Saul Centers.

On February 29, 2008, the Company closed on a $7,500,000 increase to a fixed-rate mortgage secured by Shops at Fairfax and Boulevard shopping centers. The loan matures June 1, 2015 (same as the original financing), requires monthly interest only payments of approximately $38,000, based upon a 6.08% interest rate, and requires a final principal payment of $7,500,000 at maturity. The Company has initially guaranteed $1,875,000 of this loan until the Boulevard redevelopment is completed and until certain debt service coverage tests are achieved.

On March 23, 2008, the Company closed on a $3,000,000 increase to a fixed-rate mortgage secured by Seabreeze Plaza. The loan matures May 1, 2014 (same as the original financing), requires equal monthly principal and interest payments of approximately $17,794, based upon a 5.90% interest rate and 30-year principal amortization, and requires a final principal payment of approximately $2,738,000 at maturity.

On March 28, 2008, the Company assumed a fully amortizing fixed-rate mortgage loan in the amount of approximately $10,349,000, secured by the acquisition property, Great Falls Center. The loan matures February 1, 2024 and requires equal monthly principal and interest payments of approximately $83,113, based upon a 5.80% interest rate and 20-year principal amortization.

On March 31, 2008, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $12,750,000, secured by the BJ’s Wholesale Club center. The loan matures April 1, 2023, requires equal monthly principal and interest payments of approximately $80,003, based upon a 6.43% interest rate and 30-year principal amortization, and requires a final principal payment of approximately $9,255,000 at maturity.

In April 2008, the Company closed on a $10,825,000 additional financing secured by the Great Falls Center. Funding in the amount of $6,525,000 occurred on April 6, 2008, payable at an interest rate of 6.80%, interest only for the first year, after which amortization will commence on a 30-year amortization schedule, requiring monthly payments of principal and interest totaling approximately $42,538. A final principal payment of approximately $1,274,000 will be due at maturity on February 1, 2024. The Company has initially guaranteed $2,000,000 of this loan, with the amount of any additional advance to also be guaranteed until certain debt service coverage tests are achieved. The balance totaling $4,300,000 is a forward commitment to be funded prior to March 31, 2009, subject to achieving certain re-leasing requirements.

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of the 103,000 square foot Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 1.6%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s option subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. Approximately $10,604,000 is outstanding as of September 30, 2008.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $4,497,000 was outstanding as of September 30, 2008.

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

Net proceeds from the issuance of approximately $76.3 million were used to fully repay $22.0 million then outstanding under the Company’s revolving credit facility and approximately $31.5 million was used to acquire three operating shopping center properties on March 28, 2008 ($61.1 million acquisition cost less financing proceeds of $29.6 million from loans secured by the acquisition properties). The remaining $22.8 million was invested in short-term certificates of deposit.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

For the quarter ended September 30, 2008, the Company reported Funds From Operations (FFO) (1) available to common shareholders of approximately $15,966,000, representing a 3.1% decrease over the comparative 2007 quarter’s FFO available to common shareholders. For the nine months ended September 30, 2008, the Company reported FFO available to common shareholders of approximately $47,263,000, representing a 0.5% decrease over the comparative 2007 period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

(Amounts in thousands)	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$9,521	$9,624	$28,880	$27,424
Less: Gain on property disposition	—	—	(205)	—
Add:
Depreciation & amortization of real property	8,487	6,525	22,419	19,476
Minority interests	1,743	2,332	5,837	6,618

FFO	19,751	18,481	56,931	53,518
Subtract:
Preferred stock dividends	(3,785)	(2,000)	(9,668)	(6,000)

FFO available to common shareholders	$15,966	$16,481	$47,263	$47,518

Average shares & units used to compute FFO per share	23,407	23,247	23,387	23,135

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus minority interests, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions, Redevelopments and Renovations

Management anticipates that during the coming year the Company may: i) redevelop certain of the Current Portfolio Properties, ii) develop additional freestanding outparcels or expansions within certain of the Shopping Centers, iii) acquire existing neighborhood and community shopping centers and/or office properties, and iv) develop new shopping center or mixed-use commercial operating properties. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the balance of the year, any developments, expansions or acquisitions are expected to be funded with remaining net proceeds from the March 2008 preferred stock offering, bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Smallwood Village Center and Boulevard shopping centers. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2007 and the nine months ended September 30, 2008.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,500 acre planned community consisting of 3,500 residences, approximately half of which are constructed and currently occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. During the second quarter of 2006, the Company substantially completed construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Development costs for this phase totaled approximately $7.1 million. The center was 97.5% leased and fully operational at September 30, 2008.

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

New Market

On March 3, 2005, the Company acquired a 7.1 acre parcel of land located in New Market, Maryland for a purchase price of $500,000. On September 8, 2005, the Company acquired a 28.4 acre contiguous parcel for a purchase price of $1.5 million. Together, these parcels will accommodate a neighborhood shopping center development in excess of 120,000 square feet of leasable space. The Company had contracted to purchase one additional parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland. During December 2007, the Company abandoned the acquisition of this final parcel and as of September 30, 2008, wrote-off to general and administrative expense all costs related to this parcel.

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In late 2006, the Company substantially completed construction of an approximately 189,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Project costs totaled approximately $41.5 million. As of September 30, 2008, the project was fully operational and 98.4% leased.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 80.7% leased at September 30, 2008. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center will total approximately 173,000 square feet. Substantial completion is projected in the fourth quarter of 2008. Project costs are expected to total approximately $6.8 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. Site excavation and utility construction is continuing on the southern block of the two parcels. Demolition of the northern block commenced in October 2008. The Company estimates substantial completion of shell construction in late 2010.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction documents have been completed and site permits have been received for development of approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and has executed leases for 19,509 square feet, or 33% of the retail shop space. The Company commenced construction in early 2008 and anticipates total construction and development costs, including land, to be approximately $26.5 million. Substantial completion of the building shell is scheduled for late 2008.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, Georgia. The center is 92.5% leased as of September 30, 2008 and was acquired for a purchase price of $17.0 million.

Northrock

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company has commenced building construction for Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 62% of the project is pre-leased. The Harris Teeter supermarket chain has executed a lease for a 52,700 square foot grocery store to anchor the center. Additionally, the Company has executed a lease with Chevy Chase Bank for a pad building and has executed leases for 7,896 square feet of shop space. The land purchase price was $12.5 million, and the Company anticipates total construction and development costs, including land, to be approximately $27.9 million. A portion of these total development costs will be funded with the $21.8 million construction loan the Company closed in May 2008. Construction substantial completion is anticipated for the spring of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 94.9% leased at September 30, 2008 and was acquired for a purchase price of $36.6 million.

BJ’s Wholesale Club

On March 28, 2008, the Company completed the acquisition of the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at September 30, 2008 and was acquired for a purchase price of $21.0 million.

Marketplace at Sea Colony

On March 28, 2008, the Company completed the acquisition of Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 100% leased at September 30, 2008 and was acquired for a purchase price of $3.0 million.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building totaling approximately 18,800 square feet and previously occupied by a furniture store has been demolished. The center’s in-line shop space will be expanded by approximately 8,000 square feet for small shop retail and a new pad building will replace the demolished structure. A ground lease has been executed with Chevy Chase Bank for the pad building, and a total of 4,650 square feet, or 58.4% of the small shop space is pre-leased to four tenants. The Company anticipates total construction and development costs to be approximately $2.8 million, with substantial completion anticipated in late 2008.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended September 30, 2008 and 2007, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of September 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2008	45	5	6,988,000	1,206,000	94.6%	95.3%
2007	43	5	6,792,000	1,206,000	95.2%	96.5%

The 2008 shopping center leasing percentage decreased primarily due to a 37,000 square foot leasing decrease at South Dekalb Plaza in Atlanta, Georgia and a 11,000 square foot decrease at Seabreeze Plaza in Palm Harbor, Florida. The office portfolio decrease occurred primarily at Avenel Business Park where the percentage leased decreased from 96.9% in 2007 to 93.9% in 2008.

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

The Company is exposed to interest rate fluctuations primarily as a result of any variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of September 30, 2008, the Company had variable rate indebtedness totaling $15,101,000. Interest rate fluctuations will affect the Company’s annual interest expense accrued on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at September 30, 2008 had been one percent higher, our annual interest expense accrued relating to these debt instruments would have increased by $151,010, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of September 30, 2008, the Company had fixed rate indebtedness totaling $552,579,000. If interest rates on the Company’s fixed rate debt instruments at September 30, 2008 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $26,716,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

During the three months ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The global and domestic economies have recently experienced a significant contraction of credit markets and resulting slowdown in business and consumer spending. We believe that consumers have cut back their discretionary spending in response to credit constraints, unemployment, a reduction in home equity values, highly volatile fuel and other commodity prices, and general economic uncertainty.

Given these current conditions, the Company’s business and results of operations could be adversely affected as follows:

•

Small business tenants and anchor retailers which lease space in the Company’s properties, may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and operating expense recoveries. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting the Company’s ability to maintain occupancy levels.

•	Decreasing sales revenue by retail tenants could adversely impact the Company’s receipt of percentage rents required to be paid by tenants under certain leases,

•

Constraints on the availability of credit to office and retail tenants, necessary to purchase and install improvements, fixtures and equipment, and fund start-up business expenses, could impact the Company’s ability to procure new tenants for spaces currently vacant in existing operating properties or properties under development.

Other risk factors are presented in Item 1A. Risk Factors in the 2007 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

751 shares were acquired at a price of $46.78 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and his spouse, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2008 dividend distribution.

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

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(l)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(n) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(m)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(n)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(o)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(p)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(q)	Construction Loan Agreement, dated as of May 14, 2008, by and among Saul Holdings Limited Partnership, U.S. Bank National Association, as agent, and the lenders party to or who become party to such agreement, as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated May 20, 2008, is hereby incorporated by reference.

	(r)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated October 3, 2008, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: November 7, 2008	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: November 7, 2008	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer (principal financial officer)

Date: November 7, 2008	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer (principal accounting officer)