Form 10-K
period 2008-12-31
SAUL CENTERS INC
filed 2009-03-16
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock, Par Value, $0.01 Per Share	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock, Par Value, $0.01 Per Share	New York Stock Exchange

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

The number of shares of Common Stock, $0.01 par value, outstanding as of March 12, 2009 was 17,872,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2008 was $530,970,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired and/or developed by the Company since December 31, 2005. All of the following properties are operating shopping centers.

Name of Property	Location	Square Footage	Date of Acquisition/ Development
Acquisitions
Smallwood Village Center	Waldorf, MD	198,000	2006
Hunt Club Corners	Apopka, FL	102,000	2006
Orchard Park	Dunwoody, GA	88,000	2007
Great Falls Shopping Center	Great Falls, VA	92,000	2008
BJ’s Wholesale Club	Alexandria, VA	116,000	2008
Marketplace at Sea Colony	Bethany Beach, DE	22,000	2008

Developments
Broadlands Village Phase III	Ashburn, VA	22,000	2006
Lansdowne Town Center	Leesburg, VA	188,000	2006
Ashland Square Phase I	Manassas, VA	4,000	2007

As of December 31, 2008, the Company’s properties (the “Current Portfolio Properties”) consisted of 45 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) development properties. Shopping Centers and Office Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Organizational Structure

The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2008.

(1)	The Saul Organization’s ownership percentage in Saul Centers reported above does not include units of limited partnership interest of the Operating Partnership held by The Saul Organization. In general, units are convertible into shares of the Company’s common stock on a one-for-one basis. However, not all of the units may be convertible into the Company’s common stock because the articles of incorporation limit beneficial and constructive ownership (defined by reference to various Code provisions) to 39.9% in value of the Company’s issued and outstanding equity securities, which comprise the ownership limit.

Management of the Current Portfolio Properties

The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 60 employees and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

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

Operating Strategies

The Company’s primary operating strategy is to focus on its community and neighborhood shopping center business and to operate its properties to achieve both cash flow growth and capital appreciation. Community and neighborhood shopping centers typically provide reliable cash flow and steady long-term growth potential. Management actively manages its property portfolio by engaging in strategic leasing activities, tenant selection, lease negotiation and shopping center expansion and reconfiguration. The Company seeks to optimize tenant mix by selecting tenants for its shopping centers that provide a broad spectrum of goods and services, consistent with the role of community and neighborhood shopping centers as the source for day-to-day necessities. Management believes that such a synergistic tenanting approach results in increased cash flow from existing tenants by providing the Shopping Centers with consistent traffic and a desirable mix of shoppers, resulting in increased sales and, therefore, increased cash flows.

Management believes there is potential for long term growth in cash flow as existing leases for space in the Shopping Centers expire and are renewed, or newly available or vacant space is leased. The Company intends to renegotiate leases where possible and seek new tenants for available space in order to maximize this potential for increased cash flow. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants with the goal of increasing cash flow. In those circumstances in which leases are not otherwise expiring, management selectively attempts to increase cash flow through a variety of means, or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions, in its leases.

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

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that characteristics as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. Several of the Shopping Centers have been renovated recently. During 2008 and 2007, the Company was involved in redevelopment or expansions of five of its operating properties and developing three new shopping centers, Ashland Square Phase I, Westview Village and Northrock. Additionally the Company is constructing Clarendon Center, a mixed-use development containing ground floor retail, office and apartments. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

In light of the current capital constrained market, management believes acquisition and development opportunities for investment in existing and new shopping center and office properties are limited. However, management believes that the Company is positioned to take advantage of these opportunities when market conditions change because of its conservative capital structure. (See “Capital Policies” following) It is management’s view that several of the sub-markets in which the Company operates have very attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

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

The Company intends to engage in such future investment or development activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes and that will not make the Company become regulated as an investment company under the Investment Company Act of 1940, as amended. Equity investments in acquired properties may be subject to existing mortgage financings and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments.

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

Capital Policies

The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2008.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt capitalization policy in light of current economic conditions, relative costs of capital, market values of the Company property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time, subject to maintaining compliance with financial covenants within existing debt agreements. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable.

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

Other Policies

The Company has authority to offer equity or debt securities in exchange for property and to repurchase or otherwise acquire its common stock or other securities in the open market or otherwise, and may engage in such activities in the future. The Company expects, but is not obligated, to issue common stock to holders of units of the Operating Partnership upon exercise of their redemption rights. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issues other than the Operating Partnership and does not intend to do so. The Company has not made any loans to third parties, although the Company may in the future make loans to third parties. In addition, the Company has policies relating to related party transactions discussed in “Item 1A. Risk Factors.”

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

Finally, retailers at our Shopping Centers face increasing competition from outlet stores, discount shopping clubs and other forms of marketing goods, such as direct mail, internet marketing and telemarketing. This competition may reduce percentage rents payable to us and may contribute to lease defaults or insolvency of tenants.

Environmental Matters

The Current Portfolio Properties are subject to various laws and regulations relating to environmental and pollution controls. The impact upon the Company from the application of such laws and regulations either prospectively or retrospectively is not expected to have a materially adverse effect on the Company’s property operations. As a matter of policy, the Company requires an environmental study be performed with respect to a property that may be subject to possible environmental hazards prior to its acquisition to ascertain that there are no material environmental hazards associated with such property.

Employees

As of March 12, 2009, the Company employed approximately 60 persons, including six leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

The current economic slowdown, lack of credit availability, rising unemployment and deterioration of the housing market have had an effect on the Company’s results of operations during 2008. Increased vacancies and credit loss reserves, particularly independent small shop retailers and restaurants at the Company’s Loudoun County, Northern Virginia and Florida shopping centers, have negatively impacted current year earnings. The Company has also experienced an increase in credit loss reserves as small shop tenants have slowed their rent payments as a result of declining year over year sales. Management believes that our portfolio, both its geographic locations and tenant mix, is well positioned for this economic downturn, but believes operating results will continue to be negatively affected. In addition, at December 31, 2008 approximately 97% of the Company’s debt consisted of fixed rate, amortizing non-recourse mortgage loans, none of which mature until December 2011. The Company believes it has adequate capital capacity, consisting of construction loans and borrowing availability on its revolving credit facility to continue its current development projects.

Acquisition and Development Activity

A significant contributor to the Company’s recent growth in its shopping center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2006 though February 2009, the Company acquired three land parcels located in the Washington, DC metropolitan area, is developing neighborhood shopping centers on two of the parcels and acquired six operating neighborhood shopping center properties. In summary, since year end 2005, the Company’s leasable area has grown by approximately 11% (0.8 million square feet), from 7.4 million square feet to approximately 8.2 million square feet.

2008 / 2007 / 2006 Acquisitions, Developments and Redevelopments

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,700 acre planned community consisting of 3,500 residences, approximately 90% of which are constructed and occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. During the second quarter of 2006, the Company substantially completed construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Development costs for this phase totaled approximately $7.1 million. The center was 89.3% leased and fully operational at December 31, 2008.

Ashland Square Phase I

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In late 2006, the Company substantially completed construction of an approximately 189,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Project costs totaled approximately $41.5 million. The project was fully operational in 2007 and 98.5% leased as of December 31, 2008.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 77.1% leased at December 31, 2008. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center will total approximately 173,000 square feet. Substantial completion is projected in the first quarter of 2009. Project costs are expected to total approximately $6.8 million.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 95% leased at December 31, 2008 and was acquired for a purchase price of $11.1 million. The Company completed a façade renovation of Hunt Club during 2008 for a total cost of approximately $0.9 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. Pouring of the concrete base and lower parking levels is continuing on the southern block of the two parcels. Both tower cranes have been erected. Demolition of the northern block was completed and excavation commenced in October 2008. The Company estimates substantial completion of shell construction in late 2010.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. The Company has commenced building construction for Westview Village shopping center, a neighborhood shopping center totaling approximately 105,000 square feet of commercial space, comprised of 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and has executed leases for 19,673 square feet, or 26% of the total retail space. The Company commenced construction in early 2008 and anticipates total construction and development costs, including land, to be approximately $26.5 million. Substantial completion of the building shell is scheduled for the first quarter of 2009.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, Georgia. The center is 92.5% leased as of December 31, 2008 and was acquired for a purchase price of $17.0 million.

Northrock

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company has commenced building construction for Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 62% of the project is pre-leased as of December 31, 2008. The Harris Teeter supermarket chain has executed a lease for a 52,700 square foot grocery store to anchor the center. Additionally, the Company has executed a lease with Chevy Chase Bank for a pad building and has executed leases for 7,896 square feet of shop space. The land purchase price was $12.5 million, and the Company anticipates total construction and development costs, including land, to be approximately $27.9 million. A portion of these total development costs will be funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction is anticipated for the spring of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 94.9% leased at December 31, 2008 and was acquired for a purchase price of $36.6 million, subject to the assumption of a $10.3 million mortgage loan.

BJ’s Wholesale Club

On March 28, 2008, the Company completed the acquisition of the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at December 31, 2008 and was acquired for a purchase price of $21.0 million.

Marketplace at Sea Colony

On March 28, 2008, the Company completed the acquisition of Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 100% leased at December 31, 2008 and was acquired for a purchase price of $3.0 million.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center, located in Fairfax, Virginia. A vacant pad building totaling approximately 18,800 square feet and previously occupied by a furniture store has been demolished. The center’s in-line shop space will be expanded by approximately 8,000 square feet for small shop retail and a new pad building will replace the demolished structure. A ground lease has been executed with Chevy Chase Bank for the pad building, and a total of 3,040 square feet, or 38.2% of the small shop space is leased to two tenants. The Company anticipates total construction and development costs to be approximately $2.8 million, with substantial completion anticipated in the first quarter of 2009.

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

The global financial crisis and economic slowdown may have an adverse impact on our business, our tenants’ business and our results of operations.

The continuation or worsening of the current credit crisis and global economic crisis could have an adverse effect on the fundamentals of our business and results of operations, including overall market occupancy and rental rates. These current economic conditions could have a negative effect on the financial condition of our tenants or lenders, which may expose us to increased risks of default by these parties.

With this disruption in the economy and capital markets, there can be no assurance we will not experience material adverse effects on our business, financial condition, results of operations or real estate values.

There can be no assurance that actions of the United States Government, Federal Reserve or other government and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, retailers, consumers or our financial condition, results of operations or the trading price of our shares.

Potential consequences of the current credit crisis and global economic slowdown include:

•

the financial condition of our tenants, many of which operate in the retail industry, may be adversely affected, which may result in tenant defaults under their leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•

the ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities and increase our future interest expense;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices and may reduce the ability to refinance loans; and

•	one or more lenders under our credit facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

Any reduction in our tenants’ ability to pay base rent or percentage rent may adversely affect our financial condition and results of operations. Small business tenants and anchor retailers which lease space in the Company’s properties may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and operating expense recoveries. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants. Decreasing sales revenue by retail tenants could adversely impact the Company’s receipt of percentage rents required to be paid by tenants under certain leases.

Our ability to increase our net income depends on the success and continued presence of our shopping center “anchor” tenants and other significant tenants.

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.4% of our total revenue for the year ended December 31, 2008. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

We may experience difficulty or delay in renewing leases or leasing vacant space.

We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration, leases for space in our properties may not be renewed, the space and other vacant space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than previous lease terms. Constraints on the availability of credit to office and retail tenants, necessary to purchase and install improvements, fixtures and equipment, and fund start-up business expenses, could impact the Company’s ability to procure new tenants for spaces currently vacant in existing operating properties or properties under development. As a result, our results of operations and our net income could be reduced.

We have substantial relationships with members of The Saul Organization whose interests could conflict with the interests of other stockholders.

Influence of Officers, Directors and Significant Stockholders.

Three of our executive officers, Mr. Saul II, his son and our President, B. Francis Saul III, and Thomas H. McCormick, our Senior Vice President and General Counsel, are members of The Saul Organization, and persons associated with The Saul Organization constitute four of the 13 members of our Board of Directors. In addition, as of December 31, 2008, Mr. Saul II beneficially owned, for purposes of SEC reporting, 6,331,000 shares of our common stock representing 35.9% of our issued and outstanding shares of common stock. Mr. Saul II also beneficially owned, as of December 31, 2008, 5,416,000 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2008, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 25.5% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

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

Management Time.

Our Chief Executive Officer, President, Vice President-Chief Accounting Officer and Senior Vice President and General Counsel are also officers of various entities of The Saul Organization. Although we believe that these officers spend sufficient management time to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer and Senior Vice President and General Counsel will spend less than a majority of their management time on Company matters, while our President and Vice President-Chief Accounting Officer may or may not spend less than a majority of their time on our matters.

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

Shared Services.

We share with The Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2008, are charges totaling $5,188,000, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by The Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and The Saul Organization, we have not obtained a third party appraisal of the value of these services.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $418,000 for the year ended December 31, 2008.

Related Party Rents.

Chevy Chase Bank leases space in 20 of the properties owned by us. The total rental income from Chevy Chase Bank for the year ended December 31, 2008 was $3,458,000, representing approximately 2.2% of our total revenue for such period. Although we believe that these leases have comparable terms to leases we have entered into with third-party tenants, the terms of these leases were not set as a result of arm’s-length negotiation. In addition, because Chevy Chase Bank was a member of The Saul Organization until February 28, 2009, we may have been less inclined to take an action or the timing of any action could be influenced if there was a lease default. Prior to February 28, 2009, the terms of any lease with Chevy Chase Bank were approved in advance by our Audit Committee, which is comprised solely of independent directors.

On December 4, 2008, Capital One Financial Corporation (“Capital One”) and the shareholders of Chevy Chase Bank (the “Shareholders”) announced they had signed a Stock Purchase Agreement, dated as of December 3, 2008, pursuant to which the Shareholders agreed to sell all of the outstanding shares of common stock of Chevy Chase Bank to Capital One, less certain excluded assets. After all regulatory approvals were received the transaction closed on February 28, 2009. The Saul Organization has no ongoing management or financial involvement with Capital One and Capital One is not affiliated with the Saul Organization in any way, therefore, any transactions with Chevy Chase Bank and/or Capital One will not be considered a related party transaction as of the closing date of the sale.

In addition, the lease for our corporate headquarters, which commenced in March 2002, is with a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2008 was $813,000. Although the Company believes that this lease has comparable terms to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

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

As of December 31, 2008, we had approximately $567.5 million of debt outstanding, $548.3 million of which was long-term fixed rate debt and was secured by 38 of our properties. The remaining $19.2 million of outstanding debt was borrowed under two secured construction loans.

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

As of December 31, 2008, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

As of December 31, 2008, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 25.5% in value of all our issued and outstanding equity securities. In addition, members of The Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

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

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2008 that remain unresolved.

Item 2.	Properties

Overview

The Company is the owner and operator of a real estate portfolio composed of 50 operating properties totaling approximately 8,194,000 square feet of gross leasable area (“GLA”) and six development parcels as of December 31, 2008. The properties are located primarily in the Washington, DC/Baltimore, Maryland metropolitan area. The portfolio is composed of 45 neighborhood and community Shopping Centers, and five predominantly Office Properties totaling approximately 6,988,000 and 1,206,000 square feet of GLA, respectively. No single property accounted for more than 6.9% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Only two retail tenants, Giant Food (4.4%), a tenant at eight Shopping Centers and Safeway (3.1%), a tenant at eight Shopping Centers and one office tenant, the United States Government (2.7%), a tenant at seven properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2008. The average rent, calculated using annualized base rent for leased space as of December 31, 2008 and 2007, respectively, was $16.49 per square foot and $15.90 per square foot, for the Company’s Current Portfolio Properties.

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

In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2008 average estimated population within a one and three-mile radius of the Shopping Centers is approximately 16,000 and 98,200, respectively. The 2008 average household income within the one and three-mile radius of the Shopping Centers is approximately $103,100 and $104,600, respectively, compared to a national average of $73,800. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Center properties range in size from 4,000 to 569,000 square feet of GLA, with six in excess of 300,000 square feet, and an average of approximately 155,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty of the 45 Shopping Centers are anchored by a grocery store.

Lease Expirations of Shopping Center Properties

The following table sets forth a schedule of lease expirations for leases in place at the shopping center properties that the Company owned as of December 31, 2008, for each of the 10 years beginning with 2009, assuming that none of the tenants exercise renewal options and excluding an aggregate of 422,874 square feet of unleased space, which represented 6.1% of the gross leasable area of the shopping center properties as of December 31, 2008.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases(1)	Percentage of Annual Base Rent Under Expiring Leases
2009	512,750	sf	7.3%	$8,340,000	8.8%
2010	767,092		11.0	10,817,000	11.5
2011	1,055,987		15.1	14,146,000	15.0
2012	879,497		12.6	14,527,000	15.4
2013	588,299		8.4	10,390,000	11.0
2014	361,124		5.2	5,860,000	6.2
2015	227,091		3.2	3,819,000	4.1
2016	498,959		7.1	3,364,000	3.6
2017	218,780		3.1	4,666,000	5.0
2018	301,478		4.3	3,611,000	3.8
Thereafter	1,153,898		16.6	14,698,000	15.6

Total	6,564,955	sf	93.9%	$94,238,000	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2008 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

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

Lease Expirations of Office Properties

The following table sets forth a schedule of lease expirations for leases in place at the office properties that the Company owned as of December 31, 2008, for each of the 10 years beginning with 2009, assuming that none of the tenants exercise renewal options and excluding an aggregate of 50,541 square feet of unleased space, which represented 4.2% of the gross leasable area of the office properties as of December 31, 2008.

Lease Expirations of Office Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases(1)	Percentage of Annual Base Rent Under Expiring Leases
2009	211,526	sf	17.5%	$3,406,000	11.1%
2010	112,139		9.3	2,849,000	9.3
2011	249,547		20.7	6,258,000	20.3
2012	103,846		8.6	3,335,000	10.8
2013	151,596		12.6	5,163,000	16.8
2014	179,986		14.9	6,492,000	21.1
2015	48,080		4.0	1,204,000	3.9
2016	34,832		2.9	728,000	2.4
2017	36,304		3.0	682,000	2.2
2018	15,311		1.3	253,000	0.8
Thereafter	12,145		1.0	398,000	1.3

Total	1,155,312	sf	95.8%	$30,768,000	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2008 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

Current Portfolio Properties

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2008

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-08	Dec-07
Shopping Centers

Ashland Square Phase I	Manassas, VA	3,650	2007	2.0	100%	100%

Ashburn Village	Ashburn, VA	221,687	1994/00/01/02/06	26.4	91%	95%	Giant Food, Ruby Tuesday, Hallmark Cards, Starbucks

Beacon Center	Alexandria, VA	356,115	1972 (1993/99/07)	32.3	100%	100%	Lowe’s Home Improvement Center, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks

Belvedere	Baltimore, MD	54,941	1972	4.8	36%	36%	Family Dollar

BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	N / A	BJ’s Wholesale Club

Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	91%	96%	Publix, Wachovia Bank

Boulevard	Fairfax, VA	49,140	1994 (1999)	5.0	93%	100%	Panera Bread, Party City, Petco

Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	98%	99%	Safeway, Ross Dress For Less, Chuck E Cheese, Family Dollar

Broadlands Village	Ashburn, VA	159,734	2003/4/6	24.0	89%	98%	Safeway, The Original Steakhouse and Sports Theatre, Bonefish Grill, Starbucks

Countryside	Sterling, VA	141,696	2004	16.0	97%	97%	Safeway, CVS Pharmacy, Starbucks

Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	92%	97%	Publix

Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%

French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	97%	94%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Famous Footwear, Lakeshore Learning Center, Alfred Angelo, Dollar Tree

Germantown	Germantown, MD	27,241	1992	2.7	90%	84%

Giant	Baltimore, MD	70,040	1972 (1990)	5.0	100%	100%	Giant Food

The Glen	Lake Ridge, VA	134,317	1994 (2005)	14.7	91%	96%	Safeway Marketplace, The Original Steakhouse and Sports Theatre, Panera Bread

Great Eastern	District Heights, MD	255,398	1972 (1995)	31.9	98%	99%	Giant Food, Pep Boys, Big Lots, Capital Sports Complex

Great Falls Center	Great Falls, VA	91,666	2008	11.0	95%	N / A	Safeway, CVS Pharmacy

Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	Safeway, Radio Shack, Starbucks

Hunt Club Corners	Apopka, FL	101,522	2006	13.1	95%	99%	Publix, Walgreens, Radio Shack

Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	92%	95%	Publix, Carrabas Italian Grill

Kentlands Square	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s Home Improvement Center, Chipotle

Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	100%	100%	Elizabeth Arden’s Red Door Salon, Bonefish Grill

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2008

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-08	Dec-07
Shopping Centers (continued)

Lansdowne Town Center	Leesburg, VA	189,210	2006	23.4	99%	99%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joes, Starbucks

Leesburg Pike	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	100%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless

Lexington Pads	Lexington, KY	13,646	1974	4.1	100%	100%	Applebees

Lumberton Plaza	Lumberton, NJ	193,044	1975 (1992/96)	23.3	98%	98%	SuperFresh, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar

Shops at Monocacy	Frederick, MD	109,144	2004	13.0	98%	100%	Giant Food, Panera Bread, Starbucks

Olde Forte Village	Ft. Washington, MD	143,062	2003	16.0	95%	95%	Safeway, Radio Shack

Olney	Olney, MD	53,765	1975 (1990)	3.7	100%	100%	Rite Aid

Orchard Park	Dunwoody, GA	87,782	2007	10.5	93%	93%	Kroger, Starbucks

Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	94%	97%	Albertson’s, Office Depot, Mimi’s Cafe, Toojay’s Deli

Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	96%	100%	Giant Food, Hollywood Video, Starbucks

Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	88%	100%	Publix, Palm Harbor Health Food, World Gym

Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	N / A	Seacoast Realty, Armand’s Pizza

Seven Corners	Falls Church, VA	568,831	1973 (1994-7/07)	31.6	100%	100%	The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, G Street Fabrics, Off-Broadway Shoes, The Room Store, Dress Barn, Starbucks, Dogfishhead Ale House

Shops at Fairfax	Fairfax, VA	68,743	1975 (1993/99)	6.7	100%	100%	Super H Mart

Smallwood Village Center	Waldorf, MD	172,817	2006	25.1	77%	73%	Safeway, CVS Pharmacy

Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6	99%	100%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Fresh World

Southside Plaza	Richmond, VA	373,651	1972	32.8	91%	93%	Farmers Foods, Maxway, Citi Trends, City of Richmond

South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	65%	83%	Maxway, Big Lots

Thruway	Winston-Salem, NC	354,416	1972 (1997)	30.5	96%	97%	Harris Teeter, Borders Books, Bed Bath & Beyond, Stein Mart, Rite Aid, JoS. A Banks, Bonefish Grill, Chico’s, Ann Taylor Loft, Coldwater Creek, Kinkos/FedEx, New Balance, Aveda Salon, Christies Hallmark, Talbots, Hanes Brands

Village Center	Centreville, VA	143,109	1990	17.2	90%	99%	Giant Food, Tuesday Morning, Starbucks

West Park	Oklahoma City, OK	76,610	1975	11.2	19%	19%	Family Dollar

White Oak	Silver Spring, MD	480,156	1972 (1993)	28.5	99%	100%	Giant Food, Sears, Walgreens, Starbucks

	Total Shopping Centers	6,987,829		674.7	93.9%	95.3%

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2008

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased		Anchor / Significant Tenants
					Dec-08	Dec-07
Office Properties

Avenel Business Park	Gaithersburg, MD	390,579	1981-2000	37.1	94%	93%	General Services Administration, VIRxSYS, Broadsoft, Quanta Systems, SeraCare Life Sciences

Crosstown Business Center	Tulsa, OK	197,135	1975 (2000)	22.4	93%	88%	Compass Group, Roxtec, Keystone Automotive, Freedom Express

601 Pennsylvania Ave.	Washington, DC	226,604	1973 (1986)	1.0	100%	100%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Pharmaceutical Care Management Assn., Capital Grille

Van Ness Square	Washington, DC	156,493	1973 (1990)	1.2	92%	97%	Team Video Intl, Office Depot, Pier 1

Washington Square	Alexandria, VA	235,042	1975 (2000)	2.0	99%	99%	Vanderweil Engineering, Agentrics, EarthTech, Thales, Cooper Carry, Bank of America, Trader Joe’s, Fed Ex/Kinko’s, Talbots

	Total Office Properties	1,205,853		63.7	95.8%	95.2%

	Total Portfolio	8,193,682		738.4	94.2%	95.3%

Land and Development Parcels

Clarendon Center	Arlington, VA		2002	1.9	Obtained zoning approvals from Arlington County, June 2006. South block excavation and north block demolition are ongoing. Substantial completion of building shell scheduled for late 2010.

Westview Village	Frederick, MD		2007	10.4	Land purchased November 2007. Site work construction commenced in 1st quarter 2008. Substantial completion of building shell scheduled for the first quarter of 2009.

Northrock	Warrenton, VA		2008	15.4	Land purchased January 2008. Sitework construction commenced in 1st quarter 2008. Substantial completion is scheduled for spring of 2009.

Ashland Square Phase II	Manassas, VA		2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.

Lexington Center	Lexington, KY		1974	26.0	The former mall is vacant and the Company has prepared conceptual designs for a shopping center development and is marketing the site to prospective retailers.

New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.

	Total Development Properties			106.5

Item 3.	Legal Proceedings

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

Market Information

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the shares of common stock as reported by the New York Stock Exchange for each quarter of 2008 and 2007 were as follows:

Period	Share Price
	High	Low
October 1, 2008 – December 31, 2008	$48.94	$24.67
July 1, 2008 – September 30, 2008	$51.39	$44.14
April 1, 2008 – June 30, 2008	$54.56	$46.81
January 1, 2008 – March 31, 2008	$55.41	$45.06

October 1, 2007 – December 31, 2007	$62.58	$50.56
July 1, 2007 – September 30, 2007	$51.50	$42.32
April 1, 2007 – June 30, 2007	$56.31	$43.95
January 1, 2007 – March 31, 2007	$60.37	$52.15

On March 12, 2009, the closing price was $25.09 per share.

Holders

The approximate number of holders of record of the common stock was 300 as of March 12, 2009.

Dividends and Distributions

Under the Code, REIT’s are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2008 and 2007. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $43,633,000 in 2008 and $40,613,000 in 2007. Distributions to preferred stockholders were $11,668,000 in 2008 and $8,000,000 in 2007. See Notes to Consolidated Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

The Company’s estimate of cash flow available for distributions is believed to be based on reasonable assumptions and represents a reasonable basis for setting distributions. However, the actual results of operations of the Company will be affected by a variety of factors, including but not limited to actual rental revenue, operating expenses of the Company, interest expense, general economic conditions, federal, state and local taxes (if any), unanticipated capital expenditures, the adequacy of reserves and preferred dividends. While the Company intends to continue paying regular quarterly distributions, any future payments will be determined solely by the Board of Directors and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution requirements required to maintain its status as a REIT under the Code, and such other factors as the Board of Directors deems relevant. We are obligated to pay regular quarterly distributions to holders of depositary shares of Series A preferred stock at the rate of $2.00 per annum per depositary share and to holders of depositary shares of Series B preferred stock at the rate of $2.25 per annum per depositary share, prior to distributions on the common stock.

The Company paid four quarterly distributions totaling $1.88, $1.77 and $1.68, per common share during each of the years ended December 31, 2008, 2007 and 2006, respectively. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. The Company has determined that for the $1.88 per common share dividend paid in 2008, 98.0% was taxable dividend income and 2.0% was considered return of capital. The Company has determined that 100% of the total $1.77 per common share dividend paid in 2007 represents currently taxable dividend income to the stockholders. The Company has determined that 86.0% of the total $1.68 per common share dividend paid in 2006 represents currently taxable dividend income to the stockholders, while the balance of 14.0% is considered return of capital. No assurance can be given regarding what portion, if any, of distributions in 2009 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are considered ordinary dividend income.

Performance Graph

Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The graph compares the cumulative total stockholder return of the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on January 1, 2004.

Item 6.	Selected Financial Data

The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

Saul Centers, Inc.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Total revenue	$160,345	$150,585	$137,978	$127,015	$112,842
Operating expenses	113,980	105,203	97,505	89,990	79,135

Operating income	46,365	45,382	40,473	37,025	33,707
Non-operating income
Gain on property dispositions	1,301	139	—	—	572

Income before minority interests	47,666	45,521	40,473	37,025	34,279
Minority interests	(7,972)	(8,818)	(7,793)	(7,798)	(8,105)

Net income	39,694	36,703	32,680	29,227	26,174
Preferred dividends	(13,453)	(8,000)	(8,000)	(8,000)	(8,000)

Net income available to common stockholders	$26,241	$28,703	$24,680	$21,227	$18,174

Per Share Data (diluted):
Net income available to common stockholders	$1.46	$1.62	$1.43	$1.27	$1.12

Basic and Diluted Shares Outstanding
Weighted average common shares - basic	17,816	17,589	17,075	16,663	16,154
Effect of dilutive options	145	180	158	107	57

Weighted average common shares - diluted	17,961	17,769	17,233	16,770	16,211

Weighted average convertible limited partnership units	5,416	5,416	5,395	5,233	5,194

Weighted average common shares and fully converted limited partnership units - diluted	23,377	23,185	22,628	22,003	21,405

Dividends Paid:
Cash dividends to common stockholders (1)	$33,450	$31,026	$28,579	$26,542	$25,061

Cash dividends per share	$1.88	$1.77	$1.68	$1.60	$1.56

Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$774,718	$657,258	$627,651	$567,417	$501,388
Total assets	853,873	727,443	700,537	631,469	583,396
Total debt, including accrued interest	570,184	535,319	525,125	484,902	455,925
Preferred stock	179,328	100,000	100,000	100,000	100,000
Total stockholders’ equity (deficit)	224,920	148,779	132,091	111,414	100,964

Other Data
Cash flow provided by (used in):
Operating activities	$73,101	$71,197	$62,174	$58,674	$50,686
Investing activities	$(115,070)	$(52,036)	$(65,699)	$(73,805)	$(113,467)
Financing activities	$49,210	$(21,457)	$3,579	$(10,423)	$51,098

Funds from operations (2)
Net income	$39,694	$36,703	$32,680	$29,227	$26,174
Minority Interests	7,972	8,818	7,793	7,798	8,105
Real estate depreciation and amortization	29,783	26,464	25,648	24,197	21,324
Gain on property dispositions	(1,301)	(139)	—	—	(572)

Funds from operations	76,148	71,846	66,121	61,222	55,031
Preferred dividends	(13,453)	(8,000)	(8,000)	(8,000)	(8,000)

Funds from operations available to common shareholders	$62,695	$63,846	$58,121	$53,222	$47,031

(1)	For the years 2008, 2007, 2006, 2005 and 2004, shareholders reinvested $3,941, $18,725, $14,842, $15,330 and $13,774, in newly issued common stock by operation of the Company’s dividend reinvestment plan, respectively.
(2)	Funds from operations (FFO) is a non-GAAP financial measure. For a definition of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 41, discusses the Company’s results of operations for the past two years. Beginning on page 46, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 55, the Company discusses funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto appearing in Item 8 of this report. Historical results set forth in Selected Financial Information, the Consolidated Financial Statements and Supplemental Data included in Item 6 and Item 8 and this section should not be taken as indicative of the Company’s future operations.

Overview

The Company’s principal business activity is the ownership, management and development of income-producing properties. The Company’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate investments.

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

In light of the current capital constrained market, management believes acquisition and development opportunities for investment in existing and new shopping center and office properties are limited. However, management believes that the Company is positioned to take advantage of these opportunities when market conditions change because of its conservative capital structure. It is management’s view that several of the sub-markets in which the Company operates have very attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

Although there has been a downturn in the national real estate market, to date, the effects on the office and retail markets in the metropolitan Washington, D.C. area, where the majority of the Company’s properties are located, have been less severe. However, continued deterioration in the local economies where the Company’s properties are located may lead to increased tenant bankruptcies, increased vacancies and decreased rental rates.

With a severe decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Store closings are on the increase and retailers expanding their store count have disappeared. Vacancies have increased from a year ago. Our overall portfolio leasing percentage ended the year at 94.2%, a decrease from 95.3% at year end 2007. Weakness was largely centered in small shop closures in both our Loudoun County, Virginia and Florida shopping centers. Small in-line restaurants were particularly hard hit, although consumer’s spending at grocery stores increased by 2% in 2008 at our 28 grocery stores which reported sales.

In addition, because of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets. First, the Company maintains a ratio of total debt to total assets of under 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of December 31, 2008, fixed rate debt represented approximately 97% of the Company’s notes payable, thus minimizing the effect of increased interest rates on the Company’s financial condition. Third, the Company’s earliest significant fixed rate debt maturity is not until 2011. Finally, as of December 31, 2008, the Company has loan availability of more than $149,000,000 on its $150,000,000 unsecured revolving line of credit.

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area. In addition to investing in properties in the Washington, DC/Baltimore metropolitan area, from 2006 through 2008, the Company also acquired a grocery-anchored neighborhood shopping center in Florida, totaling 102,000 square feet and a grocery-anchored neighborhood shopping center in Georgia totaling 88,000 square feet.

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

Real Estate Investments

Real estate investment properties are stated at historic cost basis less depreciation. The Company intends to own its real estate investment properties over a long-term. No real estate investment properties have been sold since the Company’s formation in 1993. Management believes that these assets have generally appreciated in value since their acquisition and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with U.S. GAAP, they do not report the current value of the Company’s real estate investment properties. The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present the Company performs a comparison of the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.

When incurred, the Company capitalizes the cost of improvements that extend the useful life of property and equipment. All repair and maintenance expenditures are expensed when incurred. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Tenant improvements we own are depreciated over the life of the respective lease or the estimated useful life of the improvements, whichever is shorter.

Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations.

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

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating successful leases are capitalized and amortized over the initial base term of the leases. Deferred leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs such as employee compensation and payroll related fringe benefits directly related to time spent performing successful leasing related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions. In addition, deferred leasing costs include amounts attributed to in-place leases associated with acquisition properties as determined pursuant to the application of SFAS No.141.

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint specified in the lease agreement.

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

Results of Operations

Revenue

(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
Base rent	$124,999	$118,806	$110,121	5.2%	7.9%

Expense recoveries	29,066	26,090	22,636	11.4%	15.3%

Percentage rent	1,509	1,497	1,767	0.8%	-15.3%

Other	4,771	4,192	3,454	13.8%	21.4%

Total revenue	$160,345	$150,585	$137,978	6.5%	9.1%

Note: (Dollars in thousands)

Base rent includes $753, $1,672 and $2,089, for the years 2008, 2007 and 2006, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1,445, $472 and $408, for the years 2008, 2007 and 2006, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141.

Total revenue increased 6.5% for the 2008 year compared to 2007 primarily due to (1) the contribution of operating revenue from three operating properties acquired during 2008 (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony), an operating property acquired July 2007 (Orchard Park) and a development property (Ashland Square) placed in service during the fourth quarter of 2007 together defined as the “2008/2007 Development and Acquisition Properties” whose operating results are included in 2008’s operating income but not fully in the previous year’s results. The 2008/2007 Development and Acquisition Properties contributed $4,943,000 or 50.6% of the increase in revenue. Also contributing to the 2008 revenue increase was a revenue increase of $1,575,000 or 16.1% from the stabilization of Lansdowne Town Center. The balance of 2008’s revenue growth resulted from rental rate growth, increased parking revenue and increased lease termination fees in the remainder of the Company’s Current Portfolio Properties (the “Core Properties”).

Total revenue increased 9.1% for the 2007 year compared to 2006 primarily due to (1) the contribution of operating revenue from three development properties (Lansdowne Town Center, Broadlands Village III and Ashland Square Phase I) and an acquisition property (Orchard Park) placed in service during 2007 and two operating properties acquired during 2006, (Hunt Club Corners and Smallwood Village Center) together defined as the “2007/2006 Development and Acquisition Properties” whose operating results are included in 2007’s operating income but not fully in the previous year’s results. The 2007/2006 Development and Acquisition Properties contributed $7,013,000 or 55.6% of the increase in revenue. Also contributing to the 2007 revenue increase was rental rate growth in the remainder of the Company’s Core Properties and increased lease termination fees. A discussion of the components of revenue follows.

Base rent

The $6,193,000 increase in base rent for 2008 versus 2007 was primarily attributable (68.8% or approximately $4,258,000) to leases in effect at the 2008/2007 Development and Acquisition Properties and the stabilization of Lansdowne Town Center (18.1% or approximately $1,123,000). The balance of the increase was provided by rental rate growth in the Core Properties, particularly Southdale, Seven Corners and Leesburg Pike shopping centers, offset in part by base rent decreases at Broadlands Village, South Dekalb Plaza and Ashburn Village resulting from tenant vacancies.

The $8,685,000 increase in base rent for 2007 versus 2006 was primarily attributable (68.5% or approximately $5,950,000) to leases in effect at the 2007/2006 Development and Acquisition Properties. New leases at higher base rental rates than the predecessor leases at certain other properties accounted for the balance of the increase.

Expense recoveries

Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The largest single contributor to the $2,976,000 increase in expense recovery income in 2008 compared to 2007, resulted from billings to tenants for their share of increased real estate tax expense in the Core Properties (58.0% or approximately $1,727,000). The operation of the 2008/2007 Development and Acquisition Properties (21.5% or approximately $639,000) and property operating expenses (20.5% or approximately $610,000) throughout the Core Properties accounted the balance of the increase.

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

Percentage rent

Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent increased slightly for 2008 compared to 2007.

Percentage rent decreased $270,000 in 2007 versus 2006 primarily as a result of timing differences in the submission of sales reports used to calculate percentage rent by two retail tenants (50.7% or approximately $137,000, each).

Other revenue

Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for 2008 compared to 2007 resulted primarily from increased parking revenue primarily at 601 Pennsylvania Avenue (38.2% or approximately $221,000), increased lease termination fees (29.7% or approximately $172,000), and interest income resulting from the investment of increased cash balances (23.7% or approximately $137,000).

Other revenue increased $738,000 during 2007 versus 2006 as a result of increased lease termination fees (62.3% or approximately $460,000), increased interest income from short-term investments (16.3% or approximately $120,000), and increased parking revenue in the office portfolio (11.7% or approximately $86,000).

Operating expenses

				Percentage Change
	For the year ended December 31,			2008 to	2007 to
(Dollars in thousands)	2008	2007	2006	2007	2006
Property operating expenses	$19,877	$18,758	$16,278	6.0%	15.2%
Provision for credit losses	1,113	376	400	196.0%	-6.0%
Real estate taxes	16,608	14,084	12,503	17.9%	12.6%
Interest expense and amortization of deferred debt	34,278	33,855	32,534	1.2%	4.1%
Depreciation and amortization	29,783	26,464	25,648	12.5%	3.2%
General and administrative	12,321	11,666	10,142	5.6%	15.0%

Total operating expenses	$113,980	$105,203	$97,505	8.3%	7.9%

Property operating expenses

Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The largest single item contributing to the $1,119,000 increase in 2008 property operating expenses compared to the 2007 year was utility expense in the Core Properties (41.4% or approximately $463,000), a 10.8% increase over the prior year’s amount. The operation of the 2008/2007 Development and Acquisition Properties contributed 32.3% or approximately $361,000. The balance of the 2008 increase represents a 2.0% increase in repairs and maintenance, payroll, insurance and other property related expenses for the Core Properties.

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

Provision for credit losses

The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The largest contributor to the $737,000 credit loss increase in 2008 versus 2007 was a provision established for a rent dispute with a major tenant (55.5% or approximately $409,000). The Company established credit loss reserves for tenant rents receivable the majority of which were independent, small shop retailers, primarily at the Company’s Loudoun County, Northern Virginia shopping centers. The provision for credit losses of approximately seven tenths of one percent (0.7%) and three tenths of one percent (0.3%), of total revenue for 2008 and 2007, respectively, reflects the deteriorating impact of the declining housing conditions and frozen credit market.

The provision for credit losses was virtually unchanged from the prior year, a decrease of $24,000 for 2007 versus 2006. The provision for credit losses is less than three tenths of one percent (0.3%) of total revenue for each year, a reflection of the relative credit quality of the Company’s tenants.

Real estate taxes

The $2,524,000 increase in real estate taxes for 2008 versus 2007 was primarily due to a same property shopping center increase of $1,619,000 (64.1% of total real estate tax increase), a 16.5% increase over 2007’s amount, impacted largely by increased expense at several of the Company’s Northern Virginia shopping centers.

The Office Properties, particularly Van Ness Square and 601 Pennsylvania Avenue, contributed toward the increase (22.3% or approximately $564,000), a 13.6% increase over 2007’s amount, as well as the 2008/2007 Development and Acquisition Properties (13.6% or approximately $341,000).

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

Interest and amortization of deferred debt

Interest expense increased $423,000 in 2008 versus 2007 due to increased borrowing for the 2008/2007 Development and Acquisition Properties offset in part by increased capitalized interest on development projects. Average outstanding borrowing increased approximately $35,785,000 (average fixed rate borrowings increased approximately $38,678,000 while average variable rate borrowings (revolving credit line and construction loans) decreased approximately $2,893,000). The new borrowing reduced the average interest rate by approximately 0.13%. The combined impact of the new borrowings, at a lower average rate, resulted in an approximately $1,700,000 increase in interest expense. Interest capitalized as a cost of construction and development projects increased during 2008 compared to 2007 which resulted in a decrease of interest expense by approximately $1,270,000 ($4,159,000 versus $2,889,000) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Increased deferred debt cost amortization increased interest expense by approximately $13,000 ($1,162,000 versus $1,149,000).

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

Depreciation and amortization

The $3,319,000 increase in depreciation and amortization of deferred leasing costs resulted primarily from asset retirements in conjunction with the redevelopment of Smallwood Village Center and Clarendon Center development (42.4% or approximately $1,406,000) and the commencement of depreciation on the 2008/2007 Development and Acquisition Properties placed in service during the preceding twelve months (22.0% or approximately $729,000). The write-off of deferred leasing costs and undepreciated leasehold improvements from tenants terminating their leases prior to their contractual lease expiration dates contributed to the remaining increase in depreciation and amortization of deferred leasing costs.

The $816,000 increase in depreciation and amortization expense resulted primarily from the 2007/2006 Development and Acquisition Properties placed in service during 2007 and 2006, and reflects the Company’s reduced level of acquisition activity compared to the 2004 and 2005 years.

General and administrative

General and administrative expenses consists of payroll, administrative and other overhead expenses. The $655,000 increase in general and administrative expenses for 2008 compared to 2007 resulted from increased staff expenses (88.9% or approximately $582,000) and real estate tax on land held for investment (31.0% or approximately $203,000), offset in part by reduced professional fees.

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

Gain on property dispositions

In 2008, the Company recognized a gain of approximately $1,096,000, arising from insurance proceeds related to minor fire damage sustained at two shopping centers. The insurance proceeds are expected to fund substantially all of the restoration. The gain recognized was measured as the difference between insurance proceeds and the depreciated carrying value of the assets replaced. Additionally, the Company recognized a gain on property dispositions of approximately $205,000 representing proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma.

The Company recognized a gain on the disposition of real estate of $139,000 in 2007. The 2007 gain represents additional condemnation proceeds recognized from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center. Original proceeds from the condemnation were received in 2004. There were no property dispositions in 2006.

Impact of Inflation

Inflation has remained relatively low during 2008 and 2007, with the exception of energy costs which fluctuated widely during 2008. Rising energy prices caused increases in utility expense, primarily gas and electric costs. The impact of rising operating expenses on the operating performance of the Company’s portfolio however, has been mitigated by terms of substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.

In addition, substantially all of the Company’s properties are leased to tenants under long-term leases, which provide for reimbursement of operating expenses by tenants. These leases tend to reduce the Company’s exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on the Company’s tenants if increases in their operating expenses exceed increases in their revenue.

Liquidity and Capital Resources

Cash and cash equivalents were $13,006,000 and $5,765,000 at December 31, 2008 and 2007, respectively. The changes in cash and cash equivalents during the years ended December 31, 2008 and 2007 were attributable to operating, investing and financing activities, as described below.

	Year Ended December 31,
(Dollars in thousands)	2008	2007
Cash provided by operating activities	$73,101	$71,197
Cash used in investing activities	(115,070)	(52,036)
Cash provided by (used in) financing activities	49,210	(21,457)

Increase (decrease) in cash	$7,241	$(2,296)

Operating Activities

Cash provided by operating activities increased $1,904,000 to $73,101,000 for the year ended December 31, 2008 compared to $71,197,000 for the year ended December 31, 2007 primarily reflecting increased operating income of the 2008/2007 Development and Acquisition Properties as well as positive contributions from the core portfolio. Cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities increased $63,034,000 to $115,070,000 for the year ended December 31, 2008 compared to $52,036,000 for the year ended December 31, 2007. Investing activities for 2008 primarily reflects the acquisition of properties (Great Falls Center, BJ’s Wholesale and Marketplace at Sea Colony ), the construction of new and renovated shopping center properties (Clarendon Center, Northrock and Westview Village developments and the Smallwood Village Center and Boulevard renovations), tenant improvements and property capital expenditures throughout the portfolio. Investing activities for 2007 primarily reflects the development and construction of new properties (Lansdowne Town Center, Ashburn Village V, Ashland Square and Clarendon Center), the acquisition of properties (Orchard Park and the Westview land parcel), other construction in progress, tenant improvements and property capital expenditures throughout the portfolio. Tenant improvement and property capital expenditures totaled $9,986,000 and $7,302,000, for 2008 and 2007, respectively.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2008 was $49,210,000 and cash used by financing activities for the year ended December 31, 2007 was $21,457,000. Cash provided by financing activities for the year ended December 31, 2008 primarily reflects:

•	proceeds from the issuance of Series B preferred stock (net of issuance costs) totaling $76,321,000;

•	amounts borrowed from the revolving credit facility totaling $19,000,000;

•	proceeds received from five new mortgage notes payable totaling $49,005,000; and

•	$4,543,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options;

which was partially offset by:

•	the scheduled repayment (amortization) of mortgage notes payable totaling $16,585,000;

•	the repayments of the revolving credit facility totaling $27,000,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $43,633,000;

•	distributions made to preferred stockholders during the year totaling $11,668,000; and

•	payments of $773,000 for financing costs of five new mortgage loans during 2008.

Cash used in financing activities for the year ended December 31, 2007 primarily reflects:

•	the repayment of borrowings on mortgage notes payable totaling $14,717,000;

•	amounts repaid under the revolving credit facility totaling $47,000,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $40,613,000;

•	distributions made to preferred stockholders during the year totaling $8,000,000; and

•	payments of $2,085,000 for financing costs of the revolving credit facility and two mortgage loans during 2005.

which was partially offset by:

•	$52,000,000 of proceeds received from mortgage notes payable incurred during the year;

•	amounts borrowed from the revolving credit facility totaling $20,000,000; and

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

Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. Management anticipates that during the coming year the Company:

•	may redevelop certain of the Current Portfolio Properties,

•	may develop additional freestanding outparcels or expansions within certain of the Shopping Centers,

•	will continue to develop its construction in progress properties.

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

Contractual Payment Obligations

As of December 31, 2008, the Company had unfunded contractual payment obligations of approximately $75.1 million, excluding operating obligations, due within the next 12 months. The table below specifies the total contractual payment obligations as of December 31, 2008.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Notes Payable	$567,495	$18,054	$121,729	$160,059	$267,653
Operating Leases (1)	11,101	165	342	352	10,242
Corporate Headquarters Lease (1)	2,638	807	1,688	143	—
Development Obligations	115,831	56,081	59,750	—	—

Total Contractual Cash Obligations	$697,065	$75,107	$183,509	$160,554	$277,895

(1)	See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees, employed by each of the parties to the lease, fluctuate.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2008 included cash balances of $13.0 million, borrowing availability of approximately $150.0 million on its revolving line of credit and borrowing availability of approximately $160.0 million on its two construction loans will be sufficient to meet its contractual obligations for the foreseeable future.

Preferred Stock Issues

On March 20, 2008, the Company filed a shelf registration statement with the SEC relating to the future offering of up to an aggregate of $140 million of preferred stock and depositary shares. On March 27, 2008, the Company sold 3,000,000 depositary shares, each representing  1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock, providing net cash proceeds of $72.1 million. The underwriters exercised an over-

allotment option, purchasing an additional 173,115 depositary shares providing additional net cash proceeds of $4.2 million.

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

Net proceeds from the issuance of approximately $76.3 million were used to fully repay $22.0 million then outstanding under the Company’s revolving credit facility and approximately $31.5 million was used to acquire three operating shopping center properties on March 28, 2008 ($61.1 million acquisition cost less financing proceeds of $29.6 million from loans secured by the acquisition properties). The remaining $22.8 million was initially invested in short-term certificates of deposit and subsequently used to fund certain of the Company’s development and redevelopment projects.

On July 16, 2003, the Company filed a shelf registration statement with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. On November 5, 2003, the Company sold 3,500,000 depositary shares, each representing  1/ 100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The underwriters exercised an over-allotment option, purchasing an additional 500,000 depositary shares on November 26, 2003.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 74,215 and 381,662 shares under the Plan at a weighted average discounted price of $47.44 and $48.11 per share during the years ended December 31, 2008 and 2007, respectively. The Company also credited 9,605 and 7,535 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $43.71 and $49.13 per share, during the years ended December 31, 2008 and 2007, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2008.

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

The following is a summary of notes payable as of December 31, 2008 and 2007:

Notes Payable	December 31,				Interest Rate *	Scheduled Maturity *
(Dollars in thousands)	2008			2007
Fixed rate mortgages:	$78,489	(a	)	$83,078	8.00%	Dec-2011
	115,271	(b	)	119,340	7.67%	Oct-2012
	10,846	(c	)	11,022	6.12%	Jan-2013
	28,837	(d	)	30,041	7.88%	Jan-2013
	7,919	(e	)	8,131	5.77%	Jul-2013
	15,576	(f	)	12,935	5.40%	May-2014
	18,987	(g	)	11,930	7.45%	Jun-2015
	38,263	(h	)	39,099	6.01%	Feb-2018
	43,413	(i	)	44,495	5.88%	Jan-2019
	14,043	(j	)	14,395	5.76%	May-2019
	19,391	(k	)	19,878	5.62%	Jul-2019
	19,195	(l	)	19,661	5.79%	Sep-2019
	17,165	(m	)	17,601	5.22%	Jan-2020
	12,337	(n	)	12,535	5.60%	May-2020
	11,576	(o	)	11,858	5.30%	Jun-2020
	9,925	(p	)	10,139	5.81%	Feb-2021
	6,791	(q	)	6,884	6.01%	Aug-2021
	39,198	(r	)	39,740	5.62%	Jun-2022
	11,817	(s	)	11,964	6.08%	Sep-2022
	12,655	(t	)	—	6.43%	Apr-2023
	16,571	(u	)	—	6.19%	Feb-2024

Total fixed rate	548,265			524,726	6.67%	7.6 Years

Variable rate loans:

Revolving credit facility	—	(v	)	8,000	LIBOR + 1.40%	Dec-2010

Northrock construction loan	12,817	(w	)	—	LIBOR + 1.60%	May-2011

Clarendon construction loan	6,413	(x	)	—	LIBOR + 2.50%	Nov-2011

Total variable rate	19,230			8,000	3.33%	2.4 Years

Total notes payable	$567,495			$532,726	6.56%	7.5 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2008. Totals computed using weighted averages.
(a)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a final payment of $63,153,000 at loan maturity. Principal of $4,589,000 was amortized during 2008.
(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $4,069,000 was amortized during 2008.
(c)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30 year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $176,000 was amortized during 2008.

(d)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,204,000 was amortized during 2008.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $212,000 was amortized during 2008.
(f)	The loan is collateralized by Seabreeze Plaza. During 2008, the Company increased the mortgage and borrowed an additional $3,000,000. The combination of the original note and the 2008 note required equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13,278,000 is due at loan maturity. Principal of $359,000 was amortized during 2008.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers. During 2008, the Company increased the mortgage and borrowed an additional $7,500,000. The combination of the original note and the 2008 note required equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15,168,000 is due at loan maturity. Principal of $443,000 was amortized during 2008.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $836,000 was amortized during 2008.
(i)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by three shopping centers, Broadlands Village (Phases I, II & III), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $1,082,000 was amortized during 2008.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $352,000 was amortized during 2008.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $487,000 was amortized during 2008.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $466,000 was amortized during 2008.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $436,000 was amortized during 2008.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $198,000 was amortized during 2008.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $282,000 was amortized during 2008.
(p)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $214,000 was amortized during 2008.
(q)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $93,000 was amortized during 2008.
(r)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28,177,000 at loan maturity. Principal of $542,000 was amortized during 2008.

(s)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8,628,000 at loan maturity. Principal of $147,000 was amortized during 2008.
(t)	The loan is collateralized by BJs Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9,305,000 at loan maturity. Principal of $95,000 was amortized during 2008.
(u)	The loan, consisting of two notes dated February 2004 and April 2008, is collateralized by Great Falls shopping center. The 2004 note requires equal monthly principal and interest payments of $83,000 based upon a 20-year amortization schedule. The 2008 note of $6,525,000 requires interest only payments of $37,000 based upon and interest rate of 6.8% until May 2009, at which time the loan requires equal monthly principal and interest payments of $43,000 based upon a 30-year amortization schedule. Both loans mature February 1, 2024 at which time a final payment of $1,378,000 will be due. Principal of $303,000 was amortized during 2008.
(v)

The loan is an unsecured revolving credit facility totaling $150,000,000. Interest expense during 2008 was calculated based upon the 1 month LIBOR rate plus a spread of 1.475% (reduced to 1.40% effective April 1, 2008) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of  1/4% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

(w)	The loan is a secured construction loan facility totaling $21,822,000 to fund the development of Northrock shopping center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 1.60%. The loan may be extended two years, at the Company’s option, subject to the completion of construction and certain debt coverage requirements. Interest charges of approximately $247,000 accrued and were capitalized as costs of construction during 2008.
(x)	The loan is a secured construction loan facility totaling $157,500,000 to fund the development of Clarendon Center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 2.50%. The loan may be extended for two additional 9-month periods, subject to the satisfaction of certain conditions. Interest charges of approximately $105,000 accrued and were capitalized as costs of construction during 2008.

The December 31, 2008 and 2007 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $693,205,000 and $557,820,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2008, the material covenants required the Company, on a consolidated basis, to:

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

As of December 31, 2008, the Company was in compliance with all such covenants.

2008 Financing Activity

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

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 1.6%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s option subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. Approximately $12,817,000 was outstanding as of December 31, 2008.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $6,413,000 was outstanding as of December 31, 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

In 2008, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $62,695,000 representing a 1.8% decrease compared to 2007 FFO available to common shareholders of $63,846,000. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Net income	$39,694	$36,703	$32,680	$29,227	$26,174
Subtract:
Gain on property dispositions	(1,301)	(139)	—	—	(572)
Add:
Minority interests	7,972	8,818	7,793	7,798	8,105
Real estate depreciation and amortization	29,783	26,464	25,648	24,197	21,324

FFO	76,148	71,846	66,121	61,222	55,031
Preferred dividends	(13,453)	(8,000)	(8,000)	(8,000)	(8,000)

FFO available to common shareholders	$62,695	$63,846	$58,121	$53,222	$47,031

Average shares and units used to compute FFO per share	23,377	23,185	22,628	22,003	21,405

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

Acquisitions, Redevelopments and Renovations

Management anticipates that during the coming year the Company: (i) may redevelop certain of the Current Portfolio Properties, (ii) may develop additional freestanding outparcels or expansions within certain of the Shopping Centers, and (iii) will continue to develop its construction in progress properties. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Broadlands Village, Smallwood Village Center, Boulevard and Hunt Club. The following describes the acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2008, 2007 and 2006.

Broadlands Village

The Company purchased 24 acres of undeveloped land in the Broadlands section of the Dulles Technology Corridor of Loudoun County, Virginia in April 2002. Broadlands is a 1,700 acre planned community consisting of 3,500 residences, approximately 90% of which are constructed and occupied. In October 2003, the Company completed construction of the first phase of the Broadlands Village shopping center. The 58,000 square foot Safeway supermarket opened in October 2003 with a pad building and many in-line small shops also opening in the fourth quarter of 2003. Construction of a 30,000 square foot second phase was substantially completed in 2004. The Company’s total development costs of both phases, including the land acquisition, were approximately $22 million. During the second quarter of 2006, the Company substantially completed construction of a third phase of this development, totaling approximately 22,000 square feet of shop space and two pad site locations. Development costs for this phase totaled approximately $7.1 million. The center was 89.3% leased and fully operational at December 31, 2008.

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

Lansdowne Town Center

During the first quarter of 2005, the Company received approval of a zoning submission to Loudoun County which allowed the development of a neighborhood shopping center named Lansdowne Town Center, within the Lansdowne Community in northern Virginia. On March 29, 2005, the Company finalized the acquisition of an additional 4.5 acres of land to bring the total acreage of the development parcel to 23.4 acres (including the 18.9 acres acquired in 2002). The additional purchase price was approximately $1.0 million. In late 2006, the Company substantially completed construction of an approximately 189,000 square foot retail center. A lease was executed with Harris Teeter for a 55,000 square foot grocery store, which opened in November 2006. Project costs totaled approximately $41.5 million. As of December 31, 2008, the project was fully operational and 98.5% leased.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 77.1% leased at December 31, 2008. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center will total approximately 173,000 square feet. Substantial completion is projected in the first quarter of 2009. Project costs are expected to total approximately $6.8 million.

Hunt Club Corners

On June 1, 2006, the Company completed the acquisition of the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 95% leased at December 31, 2008 and was acquired for a purchase price of $11.1 million. The Company completed a façade renovation of Hunt Club during 2008 for a total cost of approximately $0.9 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. Pouring of the concrete base and lower parking levels is continuing on the southern block of the two parcels. Both tower cranes have been erected. Demolition of the northern block was completed and excavation commenced in October 2008. The Company estimates substantial completion of shell construction in late 2010.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. The Company has commenced building construction for Westview Village shopping center, a neighborhood shopping center totaling approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and has executed leases for 19,673 square feet, or 26% of the total retail space. The Company commenced construction in early 2008 and anticipates total construction and development costs, including land, to be approximately $26.5 million. Substantial completion of the building shell is scheduled for the first quarter of 2009.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company acquired 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland, for a purchase price of $1.3 million. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company completed the acquisition of the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, Georgia. The center is 92.5% leased as of December 31, 2008 and was acquired for a purchase price of $17.0 million.

Northrock

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company has commenced building construction for Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 62% of the project is pre-leased as of December 31, 2008. The Harris Teeter supermarket chain has executed a lease for a 52,700 square foot grocery store to anchor the center. Additionally, the Company has executed a lease with Chevy Chase Bank for a pad building and has executed leases for 7,896 square feet of shop space. The land purchase price was $12.5 million, and the Company anticipates total construction and development costs, including land, to be approximately $27.9 million. A portion of these total development costs will be funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction is anticipated for the spring of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 94.9% leased at December 31, 2008 and was acquired for a purchase price of $36.6 million, subject to the assumption of a $10.3 million mortgage loan.

BJ’s Wholesale Club

On March 28, 2008, the Company completed the acquisition of the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at December 31, 2008 and was acquired for a purchase price of $21.0 million.

Marketplace at Sea Colony

On March 28, 2008, the Company completed the acquisition of Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 100% leased at December 31, 2008 and was acquired for a purchase price of $3.0 million.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center located in Fairfax, Virginia. A vacant pad building totaling approximately 18,800 square feet and previously occupied by a furniture store has been demolished. The center’s in-line shop space will be expanded by approximately 8,000 square feet for small shop retail and a new pad building will replace the demolished structure. A ground lease has been executed with Chevy Chase Bank for the pad building, and a total of 3,040 square feet, or 38.2% of the small shop space is leased to two tenants. The Company anticipates total construction and development costs to be approximately $2.8 million, with substantial completion anticipated in the first quarter of 2009.

Portfolio Leasing Status

The following table sets forth certain information regarding our properties for the periods indicated.

As of December 31,	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2008	45	5	6,988,000	1,206,000	93.9%	95.8%
2007	43	5	6,803,000	1,206,000	95.3%	95.2%
2006	42	5	6,698,000	1,206,000	96.1%	97.3%

The 2008 same property leasing percentages decreased due to a net decrease of approximately 99,000 square feet of leased space. The largest contributor to the leasing decrease, approximately 29,000 square feet, occurred at South Dekalb Plaza in Atlanta, Georgia. Leasing also decreased approximately 14,000 square feet at Village Center, approximately 13,000 square feet at Broadlands Village and approximately 10,000 square feet at Ashburn Village, located in the Northern Virginia suburbs of Washington, DC. The 2007 leasing percentages decreased due to a net 67,000 square foot decrease in leased space, 42,000 in the shopping center portfolio and 25,000 in the office portfolio. The shopping center decrease in leased space occurred due to a 22,000 square foot decrease at Smallwood Village, prior to the Company’s 2008 redevelopment and a 20,000 square foot decrease at South Dekalb Plaza.

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

The Company is exposed to interest rate fluctuations primarily as a result of its variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of December 31, 2008, the Company had variable rate indebtedness totaling $19,230,000. Interest rate fluctuations will affect the Company’s annual interest expense on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at December 31, 2008 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $192,300, based on those balances. Interest rate fluctuations affect the fair value of the Company’s fixed rate debt instruments. As of December 31, 2008, the Company had fixed rate indebtedness totaling $548,265,000 with a weighted average interest rate of 6.67%. If interest rates on the Company’s fixed rate debt instruments at December 31, 2008 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $25,877,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

F-2	(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

F-3	(b)	Consolidated Balance Sheets - December 31, 2008 and 2007

F-4	(c)	Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006.

F-5	(d)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2008, 2007 and 2006.

F-6	(e)	Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006.

F-7	(f)	Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2008 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on April 25, 2009.

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

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2008 and 2007 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report:

	1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

		(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

		(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

		(b)	Consolidated Balance Sheets—December 31, 2008 and 2007

		(c)	Consolidated Statements of Operations—Years ended December 31, 2008, 2007 and 2006

		(d)	Consolidated Statements of Stockholders’ Equity (Deficit)—Years ended December 31, 2008, 2007 and 2006

		(e)	Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006

		(f)	Notes to Consolidated Financial Statements

	2.		Financial Statement Schedule and Supplementary Data

(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

(b)	Schedule of the Company:

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

SAUL CENTERS, INC.

(Registrant)

Date: March 12, 2009	/s/ B. Francis Saul II
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

Date: March 12, 2009	/s/ B. Francis Saul III
B. Francis Saul III, President and Director

Date: March 12, 2009	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date: March 12, 2009	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date: March 12, 2009	/s/ Kenneth D. Shoop
Kenneth D. Shoop, Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date: March 12, 2009	/s/ John E. Chapoton
John E. Chapoton, Director

Date: March 12, 2009	/s/ Gilbert M. Grosvenor
Gilbert M. Grosvenor, Director

Date: March 12, 2009	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date: March 12, 2009	/s/ David B. Kay
David B. Kay, Director

Date: March 12, 2009	/s/ General Paul X. Kelley
General Paul X. Kelley, Director

Date: March 12, 2009	/s/ Charles R. Longsworth
Charles R. Longsworth, Director

Date: March 12, 2009	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date: March 12, 2009	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date: March 12, 2009	/s/ James W. Symington
James W. Symington, Director

Date: March 12, 2009	/s/ John R. Whitmore
John R. Whitmore, Director

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
McLean, Virginia
March 13, 2009

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Saul Centers, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 13, 2009

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	December 31, 2008	December 31, 2007
Assets

Real estate investments
Land	$215,407	$167,007
Buildings and equipment	713,154	673,328
Construction in progress	98,920	49,592

	1,027,481	889,927
Accumulated depreciation	(252,763)	(232,669)

	774,718	657,258
Cash and cash equivalents	13,006	5,765
Accounts receivable and accrued income, net	37,495	33,967
Deferred leasing costs, net	16,901	16,190
Prepaid expenses, net	2,981	2,571
Deferred debt costs, net	5,875	6,264
Other assets	2,897	5,428

Total assets	$853,873	$727,443

Liabilities

Mortgage notes payable	$567,495	$524,726
Revolving credit facility outstanding	—	8,000
Dividends and distributions payable	12,864	12,887
Accounts payable, accrued expenses and other liabilities	22,394	13,159
Deferred income	23,233	15,147

Total liabilities	625,986	573,919

Minority interests	2,967	4,745

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding as of December 31, 2008	79,328	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,863,214 and 17,747,529 shares issued and outstanding, respectively	179	178
Additional paid-in capital	164,278	161,618
Accumulated deficit	(118,865)	(113,017)

Total stockholders’ equity	224,920	148,779

Total liabilities and stockholders’ equity	$853,873	$727,443

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)	For The Year Ended December 31,
	2008	2007	2006
Revenue
Base rent	$124,999	$118,806	$110,121
Expense recoveries	29,066	26,090	22,636
Percentage rent	1,509	1,497	1,767
Other	4,771	4,192	3,454

Total revenue	160,345	150,585	137,978

Operating expenses
Property operating expenses	19,877	18,758	16,278
Provision for credit losses	1,113	376	400
Real estate taxes	16,608	14,084	12,503
Interest expense and amortization of deferred debt costs	34,278	33,855	32,534
Depreciation and amortization of deferred leasing costs	29,783	26,464	25,648
General and administrative	12,321	11,666	10,142

Total operating expenses	113,980	105,203	97,505

Operating income before minority interests and gain on property dispositions	46,365	45,382	40,473
Non-operating item: Gain on property dispositions	1,301	139	—

Net operating income before minority interests	47,666	45,521	40,473

Minority interests
Minority share of income	(7,972)	(8,818)	(7,793)

Net income	39,694	36,703	32,680

Preferred dividends	(13,453)	(8,000)	(8,000)

Net income available to common stockholders	$26,241	$28,703	$24,680

Per share net income available to common stockholders
Basic	$1.47	$1.63	$1.45

Diluted	$1.46	$1.62	$1.43

Distributions declared per common share outstanding	$1.80	$1.82	$1.68

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity:
Balance, December 31, 2005	$100,000	$169	$123,339	$(112,094)	$111,414

Issuance of 464,197 shares of common stock:
358,563 shares due to dividend reinvestment plan	—	4	14,838	—	14,842
105,634 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	3,377	—	3,377
Net income	—	—	—	32,680	32,680
Cumulative effect of SAB 108 adjustment (see Note 2)	—	—	—	6,551	6,551
Preferred stock distributions, Series A	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock, Series A ($50.00 per share):	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(21,490)	(21,490)
Distributions payable common stock ($0.42 per share)	—	—	—	(7,283)	(7,283)

Balance, December 31, 2006	100,000	173	141,554	(109,636)	132,091

Issuance of 406,088 shares of common stock:
389,197 shares due to dividend reinvestment plan	—	5	18,720	—	18,725
16,891 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,344	—	1,344
Net income	—	—	—	36,703	36,703
Preferred stock distributions, Series A	—	—	—	(6,000)	(6,000)
Distributions payable preferred stock, Series A ($50.00 per share):	—	—	—	(2,000)	(2,000)
Common stock distributions	—	—	—	(23,743)	(23,743)
Distributions payable common stock ($0.47 per share)	—	—	—	(8,341)	(8,341)

Balance, December 31, 2007	100,000	178	161,618	(113,017)	148,779

Issuance of 31,731 shares of Series B preferred stock	79,328	—	(3,007)	—	76,321
Issuance of 115,685 shares of common stock:
83,820 shares due to dividend reinvestment plan	—	1	3,940	—	3,941
31,865 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,727	—	1,727
Net income	—	—	—	39,694	39,694
Distributions of preferred stock:
Series A				(6,000)	(6,000)
Series B				(3,668)	(3,668)
Common stock distributions				(25,122)	(25,122)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)
Distributions payable common stock ($0.39 per share)	—	—	—	(6,967)	(6,967)

Balance, December 31, 2008	$179,328	$179	$164,278	$(118,865)	$224,920

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For The Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$39,694	$36,703	$32,680
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions	(1,301)	(139)	—
Minority interests	7,972	8,818	7,793
Depreciation and amortization of deferred leasing costs	29,783	26,464	25,648
Amortization of deferred debt costs	1,162	1,149	1,089
Non cash compensation costs from stock grants and options	1,125	1,111	1,166
Provision for credit losses	1,113	376	400
Increase in accounts receivable and accrued income	(3,850)	(1,095)	(3,650)
Increase in deferred leasing costs	(3,382)	(2,692)	(2,256)
(Increase) decrease in prepaid expenses	(410)	(64)	33
Decrease (increase) in other assets	2,531	177	(1,219)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(698)	598	1,008
Decrease in deferred income	(638)	(209)	(518)

Net cash provided by operating activities	73,101	71,197	62,174

Cash flows from investing activities:
Acquisitions of real estate investments, net*	(63,406)	(23,744)	(17,318)
Additions to real estate investments	(9,986)	(7,302)	(10,145)
Additions to development and redevelopment activities	(42,513)	(20,990)	(38,236)
Proceeds from property disposition	835	—	—

Net cash used in investing activities	(115,070)	(52,036)	(65,699)

Cash flows from financing activities:
Proceeds from notes payable	49,005	52,000	17,500
Repayments on notes payable	(16,585)	(14,717)	(13,322)
Proceeds from revolving credit facility	19,000	20,000	31,000
Repayments on revolving credit facility	(27,000)	(47,000)	(6,500)
Additions to deferred debt costs	(773)	(2,085)	(542)
Proceeds from the issuance of:
Series B preferred stock, net of issuance costs	76,321	—	—
Common stock	4,543	18,958	17,053
Convertible limited partnership units in the Operating Partnership		—	4,001
Distributions to:
Series A preferred stockholders	(8,000)	(8,000)	(8,000)
Series B preferred stockholders	(3,668)	—	—
Common stockholders	(33,450)	(31,026)	(28,579)
Convertible limited partnership units in the Operating Partnership	(10,183)	(9,587)	(9,032)

Net cash provided by (used in) financing activities	49,210	(21,457)	3,579

Net increase (decrease) in cash and cash equivalents	7,241	(2,296)	54
Cash and cash equivalents, beginning of year	5,765	8,061	8,007

Cash and cash equivalents, end of year	$13,006	$5,765	$8,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,179	$35,684	$34,906

*	Supplemental discussion of non-cash investing and financing activities:

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

Formation and Structure of Company

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired and/or developed by the Company since December 31, 2005. All of the following properties are operating shopping centers (“Shopping Centers”).

Name of Property	Location	Date of Acquisition/ Development
Acquisitions
Smallwood Village Center	Waldorf, MD	2006
Hunt Club Corners	Apopka, FL	2006
Orchard Park	Dunwoody, GA	2007
Great Falls Shopping Center	Great Falls, VA	2008
BJ’s Wholesale Club	Alexandria, VA	2008
Marketplace at Sea Colony	Bethany Beach, DE	2008

Developments
Broadlands Village Phase III	Ashburn, VA	2006
Lansdowne Town Center	Leesburg, VA	2006
Ashland Square Phase I	Manassas, VA	2007

As of December 31, 2008, the Company’s properties (the “Current Portfolio Properties”) consisted of 45 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and six (non-operating) development properties.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2008, thirty of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Only two retail tenants, Giant Food (4.4%), a tenant at eight Shopping Centers, and Safeway (3.1%), a tenant at eight Shopping Centers, and one office tenant, the United States Government (2.7%), a tenant at seven properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2008.

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship. The Company has never recorded a customer relationship intangible asset.

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present the Company performs a comparison of the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company has not recognized an impairment loss in 2008, 2007 or 2006 on any of its real estate.

Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $4,159,000, $2,889,000 and $3,673,000, for 2008, 2007 and 2006, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2008, 2007 and 2006 was $24,761,000, $21,638,000 and $20,236,000, respectively. Repairs and maintenance expense totaled $9,106,000, $8,926,000 and $7,364,000, for 2008, 2007 and 2006, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. These costs total $16,901,000 and $16,190,000, net of accumulated amortization of $15,196,000 and $14,457,000 as of December 31, 2008 and 2007, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $5,022,000, $4,826,000 and $5,412,000, for the years ended December 31, 2008, 2007 and 2006, respectively. Capitalized leasing costs consist of commissions paid to third party leasing agents as well as internal direct costs for successful leases such as employee compensation and payroll related fringe benefits directly related to time spent performing such leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of costs are written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Construction in Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2008 and 2007 are as follows:

Construction in Progress

	December 31,
(In thousands)	2008	2007
Clarendon Center	$49,836	$27,323
Northrock	21,656	—
Westview Village	17,240	6,382
Smallwood Village Center	6,290	—
Boulevard	2,925	—
Ashland Square Phase II	—	10,851
Lexington Center	—	2,813
Other	973	2,223

Total	$98,920	$49,592

As of January 1, 2008, the carrying cost capitalization associated with development at Ashland Square Phase II and Lexington Center was suspended. All development costs for these properties were removed from construction in progress and reclassified to land and buildings and equipment, while awaiting sufficient leasing activity to warrant the resumption of active development.

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $914,000 and $387,000, at December 31, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

	For the Year Ended December 31,
(In thousands)	2008	2007
Beginning Balance	$387	$479
Provision for Credit Losses	1,113	376
Charge-offs	(586)	(468)

Ending Balance	$914	$387

In addition to rents due currently, the account also includes $25,766,000 and $25,013,000, at December 31, 2008 and 2007, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. These amounts are presented after netting allowances of $155,000 and $52,000, respectively, for tenants whose rent payment history or financial condition cast doubt upon the tenant’s ability to perform under its lease obligations.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

On September 13, 2006, the SEC staff published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of a prior year uncorrected misstatement must be considered in quantifying misstatements in the current year financial statements and provides guidance on the correction of misstatements. SAB 108 offers a transition provision for correcting immaterial prior period misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 was effective for fiscal years ending after November 15, 2006. It was the Company’s policy, for leases entered into prior to 1998, to recognize rental revenue on a straight-line basis when rental payments due under leases varied, because of free rent periods or fixed rent increases (excluding those increases which approximate inflationary increases). It was the Company’s policy that annual scheduled base rent increases of 3% or less were determined to approximate inflationary increases and were not recognized ratably over the life of the lease. Subsequent to 1998, the Company has annually analyzed these uncorrected misstatements and determined that the uncorrected misstatement was immaterial for all reporting periods. The Company has determined that less than 5% of its leases were not recognizing base rent on a straight-line basis and that the cumulative under-reporting of straight-line rental income related to these long term leases totaled approximately $6,551,000. According to the provisions of SAB 108, the Company recorded an accumulated accounts receivable balance of $6,551,000 for these leases and recorded a corresponding increase to Stockholders’ Equity as of January 1, 2006. Commencing in 2006 and pursuant to the accounting for recognizing rental income on a straight-line basis, a portion of the $6,551,000 receivable was amortized as a non-cash reduction of rental income, $257,000, $203,000 and $136,000 in 2008, 2007 and 2006. The remaining unamortized balance of $5,955,000 as of December 31, 2008 will be amortized as a non-cash reduction of base rent over the remaining life of the affected leases.

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

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $5,875,000 and $6,264,000, net of accumulated amortization of $5,079,000 and $5,393,000, at December 31, 2008 and 2007, respectively.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial condition or results of operations. Further, as of December 31, 2008, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonable expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2007 and 2008. The tax basis of the Company’s real estate investments was approximately $745,700,000 and $677,400,000, as of December 31, 2008 and 2007, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2004.

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

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”). The Amended 2004 Plan provides for grants of options to purchase up to 1,000,000 shares of common stock as well as grants of up to 200,000 shares of common stock to directors. The Amended 2004 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

not be less than the market value of the common stock on the date the option is granted. The termination date of the Amended 2004 Plan is April 2018.

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares from incentive stock options and 125,000 shares from nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”). The officers’ 2004 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $25.78 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $360,000, of which $293,000 and $67,000 were the values assigned to the officer options and director options, respectively. Because the directors’ options vest immediately, the entire $67,000 was expensed as of the date of grant. The expense of the officers’ options is being recognized as compensation expense monthly during the four years the options vest. The 2004 Options are due to expire April 25, 2014.

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares from incentive stock options and 127,000 shares from nonqualified stock options) to twelve Company officers and to twelve Company directors (the “2005 Options”). The officers’ 2005 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $33.22 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2005 Options to be $484,500, of which $413,400 and $71,100 were the values assigned to the officer options and director options, respectively. Because the directors’ options vest immediately, the entire $71,100 was expensed as of the date of grant. The expense of the officers’ options is being recognized as compensation expense monthly during the four years the options vest. The 2005 Options are due to expire May 5, 2015.

Effective May 1, 2006, the Compensation Committee granted options to purchase a total of 30,000 shares (all nonqualified stock options) to twelve Company directors (the “2006 Options”). The options were immediately exercisable. The exercise price of $40.35 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2006 Options to be $143,400. Because the directors’ options vest immediately, the entire $143,400 was expensed as of the date of grant. The 2006 Options are due to expire April 30, 2016. No options were granted to the Company’s officers in 2006.

Effective April 27, 2007, the Compensation Committee granted options to purchase a total of 165,000 shares (27,560 shares from incentive stock options and 137,440 shares from nonqualified stock options) to thirteen Company officers and twelve Company Directors (the “2007 options”). The officers’ 2007 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $54.17 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2007 Options to be $1,544,148, of which $1,258,848 and $285,300 were the values assigned to the officer options and director options, respectively. Because the directors’ options vest immediately, the entire $285,300 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest. The 2007 Options are due to expire April 26, 2017.

Effective April 25, 2008, the Compensation Committee granted options to purchase a total of 30,000 shares (all nonqualified stock options) to twelve Company directors (the “2008 Options”). The options were immediately exercisable. The exercise price of $50.15 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2008 Options to be $254,700. Because the directors’ options vest immediately, the entire $254,700 was expensed as of the date of grant. The 2008 Options are due to expire April 24, 2018. No options were granted to the Company’s officers in 2008.

Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2008, 232,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, for each of the years ended December 31, 2008, 2007 and 2006. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $120,000, $130,000 and $97,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Minority Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.7% common interest as of December 31, 2008. Minority Interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Minority Interests as reflected on the Balance Sheets are increased for earnings allocated to limited partnership interests, distributions reinvested in additional units and in certain situations for distributions to minority interests in excess of earnings allocated, and are decreased for limited partner distributions. Minority Interests as reflected on the Statements of Operations represent earnings allocated to limited partnership interests. Amounts distributed in excess of the limited partners’ share of earnings, net of limited partner reinvestments of distributions, also increase minority interests expense in the respective period and are classified on the Statements of Operations as Distributions in excess of earnings to the extent such distributions in excess of earnings exceed the carrying amount of minority interests.

Per Share Data

Per share data is calculated in accordance with SFAS 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2008, 2007 and 2006 certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding

	December 31
(In thousands)	2008	2007	2006
Weighted average common shares outstanding – Basic	17,816	17,589	17,075
Effect of dilutive options	145	180	158

Weighted average common shares outstanding – Diluted	17,961	17,769	17,233

Average Share Price	$45.98	$52.22	$43.04

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the financial position, the results of operations or liquidity. Once it has been determined that a loss is probable to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered probable can be difficult to determine.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). The adoption of SFAS No. 157 is required for the year beginning January 1, 2008. The Company does not have any assets or liabilities recorded at fair value, and therefore the adoption of this statement on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company has not elected the fair value option for any assets or liabilities, and therefore the adoption of the statement did not have a material impact on its consolidated financial statements.

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

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs will no longer be included in the measurement of the business acquired. Instead, these items will be expensed as incurred. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations occurring during fiscal years beginning on or after December 15, 2008, which for the Company begins with the 2009 calendar year. SFAS No. 141(R) will impact the Company’s financial statements dependent on the level of acquisition activity in the year 2009 and beyond. The Company currently expects the most significant impact of this statement to be the treatment of transaction costs, which will be expensed as a period cost upon the adoption of this statement.

On June 16, 2008, the FASB issued FASB Staff Position EITF 03-6-1 (“EITF 03-6-1”). This guidance clarifies the accounting for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents by proscribing that such awards be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of EITF 03-6-1 will not have a material impact on its EPS calculation.

3. REAL ESTATE ACQUIRED

New Market

On March 3, 2005 and September 8, 2005, the Company acquired two parcels of land located in New Market, Maryland, for a purchase price of $500,000 and $1,500,000, respectively. The Company had contracted to purchase an adjacent third parcel with the intent to assemble additional acreage for further retail development near this I-70 interchange, east of Frederick, Maryland. During December 2007, the Company abandoned the acquisition of the third parcel and wrote-off to general and administrative expense all costs related to that parcel.

Smallwood Village Center

On January 27, 2006, the Company acquired the Smallwood Village Center, located within the St. Charles planned community of Waldorf, Maryland, a suburb of metropolitan Washington, DC, through a wholly-owned subsidiary of its

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

Westview Village

In November 2007, the Company purchased a land parcel in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction is nearing completion for a neighborhood shopping center.

Northrock

In January 2008, the Company acquired an undeveloped land parcel in Warrenton, Virginia, located at the southwest corner of the U.S. Route 29/211 and Fletcher Drive intersection. The land purchase price was $12.5 million. The Company is nearing completion of construction of a neighborhood shopping center. The Harris Teeter supermarket chain has executed a lease for a grocery store to anchor the center.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was acquired for a purchase price of $36.6 million subject to the assumption of a $10.3 million mortgage loan. As of the date of acquisition, management determined the mortgage loan was fairly valued because the terms of the loan were not materially different from market terms.

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

Application of SFAS 141, “Business Combinations”, for Real Estate Acquired

The Company accounts for the acquisition of operating properties using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. Significant Accounting Policies-Real Estate Investment Properties. Of the combined $61,100,000 total cost of the operating property acquisitions in 2008, which exclude undeveloped land acquisitions, and $17,077,000 in 2007, of which both amounts include the properties’ purchase price and closing costs, a total of $2,351,000 and $805,000, was allocated as lease intangible assets and included in lease acquisition costs at December 31, 2008 and December 31, 2007, respectively. Each year’s lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 16 and 26 years, for 2008 and 2007, respectively. The value of below market leases totaling $8,724,000 and $3,105,000, are being amortized over a weighted average term of 20 and 30 years, for 2008 and 2007, respectively, and are included in deferred income. The value of above market leases totaling $148,000 and $37,000, are being amortized over a weighted average term of 5 and one year, for 2008 and 2007, respectively, and are included as a deferred asset in accounts receivable.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2008 and 2007, the gross carrying amount of lease intangible assets included in deferred leasing costs was $13,736,000 and $11,385,000, respectively, and accumulated amortization was $9,506,000 and $7,598,000, respectively. Total amortization of these assets was $1,908,000, $1,918,000 and $2,592,000, for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the gross carrying amount of below market lease intangible liabilities included in deferred income was $18,402,000 and $9,678,000, respectively, and accumulated amortization was $3,151,000 and $1,599,000, respectively. Total amortization of these liabilities was $1,552,000, $580,000 and $604,000, for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the gross carrying amount of above market lease intangible assets included in accounts receivable was $874,000 and $726,000, and accumulated amortization was $670,000 and $564,000 respectively. Total amortization of these assets was $106,000, $107,000 and $158,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the scheduled amortization of intangible assets and deferred income related to in place leases are as follows:

Amortization of Intangible Assets and Deferred Income Related to In-place Leases

(In thousands)	Lease acquisition costs	Above market leases	Below market leases	Total
2009	$(1,197)	$(75)	$1,323	$51
2010	(761)	(62)	1,087	264
2011	(446)	(30)	865	389
2012	(278)	(25)	771	468
2013	(202)	(12)	714	500
Thereafter	(1,346)	—	10,491	9,145

Total	$(4,230)	$(204)	$15,251	$10,817

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2008 and 2007, respectively, as if the above described operating property acquisitions had occurred on January 1, 2008 and 2007, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the years ended December 31, 2008 and 2007, respectively.

Pro-Forma Consolidated Condensed Statements of Operations

	Year ended December 31,
(In thousands, except per share data)	2008	2007
Real estate revenue	$161,610	$155,353
Net income available to common shareholders	$26,337	$28,264
Net income per common share – basic	$1.48	$1.61
Net income per common share – diluted	$1.47	$1.59

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

4. MINORITY INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization has a 23.3% limited partnership interest, represented by 5,416,000 convertible limited partnership units in the Operating Partnership, as of December 31, 2008. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”).

The impact of The Saul Organization’s 23.3% limited partnership interest in the Operating Partnership is reflected as minority interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2008, 2007 and 2006, were 23,377,000, 23,185,000 and 22,628,000, respectively.

5. MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS

The Company’s outstanding debt, including amounts owed under the Company’s revolving credit facility, totaled $567,495,000 at December 31, 2008, of which $548,265,000 was fixed rate debt and $19,230,000 was variable rate debt. At the prior year’s end, December 31, 2007, notes payable totaled $532,726,000, of which $524,726,000 was fixed rate debt and $8,000,000 was variable rate debt. At December 31, 2008, the Company had a $150 million unsecured revolving credit facility with no outstanding borrowings. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility which provides for a $150,000,000 revolving credit facility maturing on December 19, 2010, which term may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. On December 31, 2008, of the $150,000,000 available for borrowing, approximately $177,000 was committed for letters of credit, and the resulting balance of approximately $149,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of December 31, 2008, operating income from the unencumbered properties determined the interest rate for up to $103,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60% or upon the bank’s reference rate, at the Company’s option. The remaining $47,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

Saul Centers is the guarantor of the revolving credit facility, portions of two mortgage notes totaling $3,875,000 and the two construction loans totaling $19,230,000. The Operating Partnership is the borrower for all of the notes for which Saul Centers is the guarantor. The remainder of the mortgage notes payable, $544,390,000, are non-recourse debt.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 1.6%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s option subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. Approximately $12,817,000 was outstanding as of December 31, 2008.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $6,413,000 was outstanding as of December 31, 2008.

During 2007, the Company obtained two new fixed-rate, non-recourse financings. On August 15, 2007, the Company closed on a new 15-year, fixed-rate mortgage financing in the amount of $12,000,000, secured by Orchard Park. The loan matures September 5, 2022, requires equal monthly principal and interest payments of $72,565, based upon a 6.08% interest rate and 30-year principal amortization, and requires a final principal payment of $8,555,000 at maturity. On May 30, 2007, the Company closed on a new 15-year, fixed-rate mortgage financing in the amount of $40,000,000, secured by Lansdowne Town Center. The loan matures June 10, 2022, requires equal monthly principal and interest payments of $230,137, based upon a 5.62% interest rate and 30-year principal amortization, and requires a final principal payment of $27,947,000 at maturity.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2008 and 2007:

Notes Payable	December 31,			Interest Rate *	Scheduled Maturity *
(Dollars in thousands)	2008		2007
Fixed rate mortgages:	$78,489	(a)	$83,078	8.00%	Dec-2011
	115,271	(b)	119,340	7.67%	Oct-2012
	10,846	(c)	11,022	6.12%	Jan-2013
	28,837	(d)	30,041	7.88%	Jan-2013
	7,919	(e)	8,131	5.77%	Jul-2013
	15,576	(f)	12,935	5.40%	May-2014
	18,987	(g)	11,930	7.45%	Jun-2015
	38,263	(h)	39,099	6.01%	Feb-2018
	43,413	(i)	44,495	5.88%	Jan-2019
	14,043	(j)	14,395	5.76%	May-2019
	19,391	(k)	19,878	5.62%	Jul-2019
	19,195	(l)	19,661	5.79%	Sep-2019
	17,165	(m)	17,601	5.22%	Jan-2020
	12,337	(n)	12,535	5.60%	May-2020
	11,576	(o)	11,858	5.30%	Jun-2020
	9,925	(p)	10,139	5.81%	Feb-2021
	6,791	(q)	6,884	6.01%	Aug-2021
	39,198	(r)	39,740	5.62%	Jun-2022
	11,817	(s)	11,964	6.08%	Sep-2022
	12,655	(t)	—	6.43%	Apr-2023
	16,571	(u)	—	6.19%	Feb-2024

Total fixed rate	548,265		524,726	6.67%	7.6 Years

Variable rate loan:
Revolving credit facility	—	(v)	8,000	LIBOR + 1.40%	Dec-2010
Northrock construction loan	12,817	(w)	—	LIBOR + 1.60%	May-2011
Clarendon construction loan	6,413	(x)	—	LIBOR + 2.50%	Nov-2011

Total variable rate	19,230		8,000	3.33%	2.4 Years

Total notes payable	$567,495		$532,726	6.56%	7.5 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2008. Totals computed using weighted averages.
(a)	The loan is collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center. The loan has been increased on four occasions since its inception in 1997. The 8.00% blended interest rate is the weighted average of the initial loan rate and additional borrowing rates. The loan requires equal monthly principal and interest payments of $920,000 based upon a weighted average 23-year amortization schedule and a final payment of $63,153,000 at loan maturity. Principal of $4,589,000 was amortized during 2008.
(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $4,069,000 was amortized during 2008.
(c)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30-year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $176,000 was amortized during 2008.
(d)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,204,000 was amortized during 2008.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $212,000 was amortized during 2008.
(f)	The loan is collateralized by Seabreeze Plaza. During 2008, the Company increased the mortgage and borrowed an additional $3,000,000. The combination of the original note and the 2008 note requires equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13,278,000 is due at loan maturity. Principal of $359,000 was amortized during 2008.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers. During 2008, the Company increased the mortgage and borrowed an additional $7,500,000. The combination of the original note and the 2008 note requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15,168,000 is due at loan maturity. Principal of $443,000 was amortized during 2008.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $836,000 was amortized during 2008.
(i)	The loan, consisting of two notes dated December 2003 and two notes dated February and December 2004, is currently collateralized by three shopping centers, Broadlands Village (Phases I, II & III), The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $1,082,000 was amortized during 2008.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $352,000 was amortized during 2008.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $487,000 was amortized during 2008.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $466,000 was amortized during 2008.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $436,000 was amortized during 2008.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $198,000 was amortized during 2008.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $282,000 was amortized during 2008.
(p)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $214,000 was amortized during 2008.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(q)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $93,000 was amortized during 2008.
(r)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28,177,000 at loan maturity. Principal of $542,000 was amortized during 2008.
(s)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8,628,000 at loan maturity. Principal of $147,000 was amortized during 2008.
(t)	The loan is collateralized by BJs Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9,305,000 at loan maturity. Principal of $95,000 was amortized during 2008.
(u)	The loan, consisting of two notes dated February 2004 and April 2008, is collateralized by Great Falls shopping center. The 2004 note requires equal monthly principal and interest payments of $83,000 based upon a 20-year amortization schedule. The 2008 note of $6,525,000 requires interest only payments of $37,000 based upon and interest rate of 6.8% until May 2009, at which time the loan requires equal monthly principal and interest payments of $43,000 based upon a 30-year amortization schedule. Both loans mature February 1, 2024 at which time a final payment of $1,378,000 will be due. Principal of $303,000 was amortized during 2008.
(v)

The loan is an unsecured revolving credit facility totaling $150,000,000. Interest expense during 2008 was calculated based upon the 1 month LIBOR rate plus a spread of 1.475% (reduced to 1.40% effective April 1, 2008) or upon the bank’s reference rate at the Company’s option. The line may be extended one year with payment of a fee of  1/4% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

(w)	The loan is a secured construction loan facility totaling $21,822,000 to fund the development of Northrock shopping center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 1.60%. The loan may be extended two years, at the Company’s option, subject to the completion of construction and certain debt coverage requirements. Interest charges of approximately $247,000 accrued and were capitalized as costs of construction during 2008.
(x)	The loan is a secured construction loan facility totaling $157,500,000 to fund the development of Clarendon Center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 2.50%. The loan may be extended for two additional 9-month periods, subject to the satisfaction of certain conditions. Interest charges of approximately $105,000 accrued and were capitalized as costs of construction during 2008.

The December 31, 2008 and 2007 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $693,205,000 and $557,820,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2008, the material covenants required the Company, on a consolidated basis, to:

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

As of December 31, 2008, the Company was in compliance with all such covenants.

Notes payable at December 31, 2008 and 2007, totaling $144,108,000 and $157,381,000, respectively, are guaranteed by members of The Saul Organization. As of December 31, 2008, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2009	$—		$18,054	$18,054
2010	—		19,413	19,413
2011	81,463	(a)	20,853	102,316
2012	96,300		15,050	111,350
2013	39,440		9,269	48,709
2014	13,176		9,052	22,228
Thereafter	188,451		56,974	245,425

	$418,830		$148,665	$567,495

(a)	Includes the Clarendon Center and Northrock construction loan balances as of December 31, 2008, totaling $19,230.

Interest Expense and Amortization of Deferred Debt Costs

	Year ended December 31,
(In thousands)	2008	2007	2006
Interest incurred	$37,275	$35,595	$35,118
Amortization of deferred debt costs	1,162	1,149	1,089
Capitalized interest	(4,159)	(2,889)	(3,673)

Total	$34,278	$33,855	$32,534

During the 2008 year, the Company incurred and capitalized as construction in progress, deferred debt costs of approximately $2,369 related to the Clarendon Center and Northrock construction loans.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

6. LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent (including straight-line rent) for the years ended December 31, 2008, 2007 and 2006, amounted to $124,999,000, $118,806,000 and $110,121,000, respectively. Future contractual payments under noncancelable leases for years ended December 31, (which exclude the effect of straight-line rents), are as follows:

Future Contractual Payments

(In thousands)
2009	$121,931
2010	111,960
2011	94,971
2012	77,469
2013	59,401
Thereafter	268,206

Total	$733,938

The majority of the leases also provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2008, 2007 and 2006 amounted to $29,066,000, $26,090,000 and $22,636,000, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1,509,000, $1,497,000 and $1,767,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

7. LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $164,000 for each of the years ended December 31, 2008, 2007 and 2006, respectively.

The future minimum rental commitments under these ground leases are as follows:

Ground Lease Rental Commitments

	Annually
(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Beacon Center	$53	$53	$57	$60	$60	$2,900	$3,183
Olney	52	56	56	56	56	4,097	4,373
Southdale	60	60	60	60	60	3,245	3,545

Total	$165	$169	$173	$176	$176	$10,242	$11,101

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2008, 2007 and 2006 were $813,000, $796,000 and $726,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8. STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS

The consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 includes a charge for minority interests of $7,972,000 and $8,818,000, and $7,793,000, respectively, representing The Saul Organization’s share of the net income for the year.

On July 16, 2003, the Company filed a shelf registration statement with the SEC relating to the future offering of up to an aggregate of $100 million of preferred stock and depositary shares. On November 5, 2003, the Company sold 3,500,000 depositary shares, each representing  1/ 100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The underwriters exercised an over-allotment option, purchasing an additional 500,000 depositary shares on November 26, 2003.

The depositary shares may be redeemed, in whole or in part, at the $25.00 per share liquidation preference at the Company’s option as of November 5, 2008. The depositary shares pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 per share liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

On March 20, 2008, the Company filed a shelf registration statement with the SEC relating to the future offering of up to an aggregate of $140 million of preferred stock and depositary shares. On March 27, 2008, the Company sold 3,000,000 depositary shares, each representing  1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock. The underwriters exercised an over-allotment option, purchasing an additional 173,115 depositary shares.

The depositary shares may be redeemed, in whole or in part, at the $25.00 per share liquidation preference at the Company’s option on or after March 15, 2013. The depositary shares pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 per share liquidation preference. The first dividend was paid on July 15, 2008 and covered the period from March 27, 2008 through June 30, 2008. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

9. RELATED PARTY TRANSACTIONS

Chevy Chase Bank, an affiliate of The Saul Organization as of December 31, 2008, leased space in 20 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to $3,458,000, $2,946,000 and $2,220,000, for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, current accounts receivable and accrued income included $25,700 and $12,200, respectively, from various Chevy Chase Bank leases.

The Company utilizes Chevy Chase Bank for its various checking accounts and as of December 31, 2008 had $12,847,000 deposited in cash and short-term investment accounts.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Beginning January 1, 2002, only employer contributions are made to the plan. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, shall be 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $381,000, $331,000 and $289,000, for 2008, 2007 and 2006, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. For the years ended December 31, 2008, 2007 and 2006, the Company was required to contribute three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $203,000, $106,000 and $106,000, for the years ended December 31, 2008, 2007 and 2006, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1,082,000 and $857,000, at December 31, 2008 and 2007, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2008, 2007 and 2006, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $5,188,000, $4,890,000 and $3,963,000, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2008 and 2007, accounts payable, accrued expenses and other liabilities included $324,000 and $298,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $418,000, $367,000 and $381,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

On November 14, 2007, the Company purchased a land parcel in Frederick, Maryland, from a subsidiary of Chevy Chase Bank, a related party, for $5,000,000. The purchase price of the property was determined by the average of two independent third party appraisals which were contracted, one on behalf of the Company and one on behalf of Chevy Chase Bank. (see Note 17. Subsequent Events-Sale of Chevy Chase Bank)

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

10. STOCK OPTION PLAN

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

Effective May 1, 2006, the Compensation Committee granted options to purchase a total of 30,000 shares of nonqualified stock options to the twelve Company directors (the “2006 Options”). The options are exercisable immediately. The exercise price of $40.35 per share was the market trading price of the Company’s common stock on the date the option was granted. No options were granted to the Company’s officers in 2006.

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

Effective April 25, 2008, the Compensation Committee granted options to purchase a total of 30,000 shares (all nonqualified stock options) to twelve Company directors (the “2008 Options”). The options were immediately exercisable. The exercise price of $50.15 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2008 Options to be $254,700. Because the directors’ options vest immediately, the entire $254,700 was expensed as of the date of grant. The 2008 Options are due to expire April 24, 2018. No options were granted to the Company’s officers in 2008.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006:

Stock options issued

	Officers					Directors
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	150,000	760,000
Vested	212,500	115,000	91,875	33,750	453,125	30,000	30,000	30,000	30,000	30,000	150,000	603,125
Exercised	96,422	28,750	6,250	—	131,422	6,200	2,500	—	—	—	8,700	140,122
Forfeited	7,500	7,500	11,250	—	26,250	—	—	—	—	—	—	26,250
Exercisable at Dec 31, 2008	116,078	86,250	85,625	33,750	321,703	23,800	27,500	30,000	30,000	30,000	141,300	463,003
Remaining unexercised	116,078	86,250	115,000	135,000	452,328	23,800	27,500	30,000	30,000	30,000	141,300	593,628

Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$821,100	$3,118,323
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	64,350
Expensed in previous years	216,399	122,988	69,000	—	408,387	66,600	71,100	—	—	—	137,700	546,087
Expensed in 2006	76,444	67,220	95,460	—	239,124	—	—	143,400	—	—	143,400	382,524
Expensed in 2007	28,032	64,242	91,648	209,808	393,730	—	—		285,300	—	285,300	679,030
Expensed in 2008	—	20,400	91,644	314,721	426,765	—	—	—	—	254,700	254,700	681,465
Future expense	$—	$—	$30,548	$734,319	$764,867	$—	$—	$—	$—	$—	$—	764,867

Weighted average term of future expense	2.3 years

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2008, 2007 and 2006:

	2008		2007		2006
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1	586,753	$36.15	430,453	$29.06	513,125	$27.80
Granted	30,000	50.15	165,000	54.17	30,000	40.35
Exercised	(23,125)	26.02	(8,700)	26.85	(86,422)	25.59
Expired/Forfeited	—	—	—	—	(26,250)	28.72

Outstanding December 31	593,628	34.72	586,753	36.15	430,453	29.06

Exercisable at December 31	463,003	30.56	354,878	30.74	241,078	29.09

The intrinsic value of options exercised in 2008, 2007 and 2006 was $557,000, $208,775 and $1,871,000, respectively. The intrinsic value of options outstanding and exercisable at year end 2008 was $4,098,000 and $3,914,000, respectively. The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2008, the final trading day of calendar 2008, the closing price was $39.50 per share and was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Options having an exercise price in excess of the December 31, 2008 closing price have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options are 6.1 and 6.5 years, respectively.

11. NON-OPERATING ITEMS

Gain on Property Dispositions

The gain on property dispositions of $1,301,000 resulted from insurance claims arising from three loss events sustained in 2008. The Company recognized a gain of $1,096,000, arising from insurance proceeds related to minor fire damage sustained at two shopping centers. The insurance proceeds are expected to fund substantially all of the restoration. The gain recognized was measured as the difference between insurance proceeds and the depreciated carrying value of the assets replaced. Additionally, the Company recognized a gain on property dispositions of $205,000 representing proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma.

The gain on property dispositions of $139,000 in 2007 represents additional condemnation proceeds recognized from the State of Maryland’s condemnation and taking of a small strip of unimproved land for a road widening project at White Oak shopping center. Original proceeds from the condemnation were received in 2004. There were no property dispositions in 2006.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable is in excess of the $548,265,000 and $524,726,000 carrying value at December 31, 2008 and 2007, respectively. Management estimates that the fair value of these fixed rate notes payable, assuming long term interest rates of approximately 7.15% and 6.27%, would be approximately $525,285,000 and $528,894,000, as of December 31, 2008 and 2007, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

The Company paid common stock distributions of $1.88 per share, $1.77 per share and $1.68 per share, during 2008, 2007 and 2006, respectively, and paid Series A preferred stock dividends of $2.00 per depositary share during each of the years and two Series B preferred stock dividends totaling $1.16 in 2008. For the common stock dividends paid, $1.842, $1.770 and $1.445 per share, represented ordinary dividend income for the years 2008, 2007 and 2006. For the common stock dividends paid, $0.038 and $0.235 per share, represented return of capital to the shareholders for the years 2008 and 2006, respectively. The 2007 common dividend was 100% taxable. All of the preferred stock dividends paid were considered ordinary dividend income.

The following summarizes distributions paid during the years ended December 31, 2008, 2007 and 2006, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
	(Dollars in thousands)
	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shs Issued	Units Issued	Discounted Share Price
Distributions during 2008
October 31	$3,785	$8,376	$2,546	8,520	—	$34.25
July 31	3,883	8,375	2,546	21,712	—	46.78
April 30	2,000	8,356	2,546	26,915	—	48.73
January 31	2,000	8,343	2,545	26,673	—	49.56

Total 2008	$11,668	$33,450	$10,183	83,820	—

Distributions during 2007
October 31	$2,000	$8,323	$2,546	19,828	—	$52.52
July 31	2,000	7,740	2,383	148,651	—	41.92
April 30	2,000	7,679	2,383	113,165	—	51.60
January 31	2,000	7,284	2,275	107,553	—	52.24

Total 2007	$8,000	$31,026	$9,587	389,197	—

Distributions during 2006
October 31	$2,000	$7,219	$2,274	126,054	—	$47.14
July 28	2,000	7,145	2,274	153,298	—	38.70
April 28	2,000	7,126	2,254	35,807	50,736	39.66
January 31	2,000	7,089	2,230	43,404	55,421	35.89

Total 2006	$8,000	$28,579	$9,032	358,563	106,157

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

In December 2008, 2007 and 2006, the Board of Directors of the Company authorized a distribution of $0.39, $0.47 and $0.42 per common share payable in January 2009, 2008 and 2007, to holders of record on January 16, 2009, January 17, 2008 and January 17, 2007, respectively. As a result, $6,967,000, $8,343,000 and $7,284,000, were paid to common shareholders on January 30, 2009, January 31, 2008 and January 31, 2007, respectively. Also, $2,112,000, $2,545,000 and $2,275,000, were paid to limited partnership unitholders on January 30, 2009, January 31, 2008 and January 31, 2007 ($0.39, $0.47 and $0.42 per Operating Partnership unit), respectively. The Board of Directors authorized preferred stock dividends of $0.50 per Series A depositary share, to holders of record on January 5, 2009, January 2, 2008 and January 2, 2007, respectively and $0.5625 per Series B depositary share to holders of record on January 5, 2009. As a result, $3,785,000 was paid to preferred shareholders on January 15, 2009, and $2,000,000 was paid January 15, 2008 and January 12, 2007, respectively. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and minority interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

15. INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2008 and 2007.

	2008
(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$38,722	$40,105	$40,947	$40,571

Operating income before minority interests and gain on property dispositions	11,073	12,175	11,264	11,853
Net income	9,130	10,229	9,521	10,814
Net income available to common shareholders	7,033	6,443	5,736	7,029
Net income available to common shareholders per share (diluted)	0.39	0.36	0.32	0.39

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$36,684	$37,077	$38,014	$38,810

Operating income before minority interests and gain on property dispositions	11,009	11,077	11,956	11,340
Net income	8,874	8,926	9,624	9,279
Net income available to common shareholders	6,874	6,926	7,624	7,279
Net income available to common shareholders per share (diluted)	0.39	0.39	0.43	0.41

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

(In thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
2008

Real estate rental operations:			(1)
Revenue	$121,050	$38,704	$591	$160,345
Expenses	(26,636)	(10,962)	—	(37,598)

Income from real estate	94,414	27,742	591	122,747
Interest expense & amortization of deferred debt	—	—	(34,278)	(34,278)
General and administrative	—	—	(12,321)	(12,321)

Subtotal	94,414	27,742	(46,008)	76,148
Depreciation and amortization	(21,657)	(8,126)	—	(29,783)
Gain on property dispositions	1,301	—	—	1,301
Minority interests	—	—	(7,972)	(7,972)

Net income	$74,058	$19,616	$(53,980)	$39,694

Capital investment	$94,917	$1,833	$19,155	$115,905

Total assets	$668,493	$120,410	$64,970	$853,873

2007

Real estate rental operations:
Revenue	$112,444	$37,687	$454	$150,585
Expenses	(23,325)	(9,893)	—	(33,218)

Income from real estate	89,119	27,794	454	117,367
Interest expense & amortization of deferred debt	—	—	(33,855)	(33,855)
General and administrative	—	—	(11,666)	(11,666)

Subtotal	89,119	27,794	(45,067)	71,846
Depreciation and amortization	(18,320)	(8,144)	—	(26,464)
Gain on property dispositions	139			139
Minority interests	—	—	(8,818)	(8,818)

Net income	$70,938	$19,650	$(53,885)	$36,703

Capital investment	$43,325	$1,387	$7,324	$52,036

Total assets	$569,249	$122,908	$35,286	$727,443

2006

Real estate rental operations:
Revenue	$101,460	$36,184	$334	$137,978
Expenses	(20,172)	(9,009)	—	(29,181)

Income from real estate	81,288	27,175	334	108,797
Interest expense & amortization of deferred debt	—	—	(32,534)	(32,534)
General and administrative	—	—	(10,142)	(10,142)

Subtotal	81,288	27,175	(42,342)	66,121
Depreciation and amortization	(17,646)	(8,002)	—	(25,648)

Minority interests	—	—	(7,793)	(7,793)

Net income	$63,642	$19,173	$(50,135)	$32,680

Capital investment	$59,679	$3,109	$2,911	$65,699

Total assets	$539,283	$131,317	$29,937	$700,537

(1)	Clarendon Center development included because a significant component will be residential.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

17. SUBSEQUENT EVENTS

Sale of Chevy Chase Bank:

On December 4, 2008, Capital One Financial Corporation (“Capital One”) and the shareholders of Chevy Chase Bank (the “Shareholders”) announced they had signed a Stock Purchase Agreement, dated as of December 3, 2008, pursuant to which the Shareholders agreed to sell all of the outstanding shares of common stock of Chevy Chase Bank to Capital One, less certain excluded assets. After all regulatory approvals were received the transaction closed on February 28, 2009. The Saul Organization has no ongoing management or financial involvement with Capital One and Capital One is not affiliated with the Saul Organization in any way. Therefore, any transactions with Chevy Chase Bank and/or Capital One will not be considered a related party transaction as of the closing date of the sale.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2008

(Dollars in Thousands)

		Costs Capitalized	Basis at Close of Period									Buildings and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$18,671	$6,764	$23,338	$—	$30,102	$6,794	$23,308	$23,219	1994 & 2000-2	3/94	40
Ashland Square Phase I, Manassas, VA	73	375	73	375	—	448	23	425			12/04	20
Beacon Center, Alexandria, VA	1,493	17,644	—	18,043	1,094	19,137	9,412	9,725		1960 & 1974	1/72	40 & 50
Belvedere, Baltimore, MD	932	810	263	1,479	—	1,742	1,249	493	2,167	1958	1/72	40
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623		—	22,623	—	22,623	12,655		3/08	—

Boca Valley Plaza, Boca Raton, FL	16,720	565	5,735	11,550	—	17,285	1,408	15,877	12,337		2/04	40
Boulevard, Fairfax, VA	4,883	4,614	3,687	5,810	—	9,497	1,015	8,482	7,595	1969	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,371	9,789	19,619	—	29,408	2,503	26,905	19,195		4/04	40

Broadlands Village I, II & III, Loudoun County, VA	5,316	24,546	5,300	24,562	—	29,862	3,494	26,368	23,067	2002-3 & 2004	3/02	40 & 50

Countryside, Sterling, VA	28,912	1,477	7,532	22,857	—	30,389	2,702	27,687	19,391		2/04	40
Cruse MarketPlace, Cumming, GA	12,226	66	3,920	8,372	—	12,292	1,020	11,272	7,919		3/04	40
Flagship Center, Rockville, MD	160	9	169		—	169		169		1972	1/72	—

French Market, Oklahoma City, OK	5,781	10,109	1,118	14,772	—	15,890	8,120	7,770		1972 & 2001	3/74	50
Germantown, Germantown, MD	3,576	711	2,034	2,253	—	4,287	958	3,329		1990	8/93	40
Giant, Baltimore, MD	998	528	422	1,104	—	1,526	889	637	2,191	1959	1/72	40

The Glen, Lake Ridge, VA	12,918	6,387	5,300	14,005	—	19,305	4,139	15,166	11,121	1993	6/94	40
Great Eastern, District Heights, MD	4,993	9,786	3,785	10,994	—	14,779	5,762	9,017	9,407	1958 & 1960	1/72	40
Great Falls Center, Great Falls, VA	41,750	—	14,766	26,984	—	41,750	506	41,244	16,571		3/08	40
Hampshire Langley, Langley Park, MD	3,159	2,796	1,856	4,099	—	5,955	2,755	3,200	8,623	1960	1/72	40

Hunt Club Corners, Apopka, FL	12,584	1,409	3,948	10,045	—	13,993	584	13,409	6,791		6/06	40
Jamestown Place, Altamonte Springs, FL	14,055	276	4,455	9,876	—	14,331	774	13,557	9,925		11/05	40
Kentlands Square, Gaithersburg, MD	14,379	105	5,006	9,478	—	14,484	1,509	12,975	9,224	2002	9/02	40

Kentlands Place, Gaithersburg, MD	1,425	7,019	1,425	7,019	—	8,444	1,040	7,404			1/04	50
Lansdowne Town Center, Loudoun County, VA	6,545	35,342	6,546	35,341	—	41,887	2,461	39,426	39,198	2002	11/02	50
Leesburg Pike, Baileys Crossroads, VA	2,418	5,882	1,132	7,168	—	8,300	4,918	3,382	7,819	1965	2/66	40

Lexington Pads, Lexington, KY *	4,868	2,459	2,111	5,216	—	7,327	2,716	4,611		1971 & 1974	3/74	40
Lumberton Plaza, Lumberton, NJ	4,400	9,344	950	12,794	—	13,744	9,649	4,095	5,516	1975	12/75	40
Shops at Monocacy, Frederick, MD	9,541	13,329	9,260	13,610	—	22,870	1,813	21,057	17,165	2003-4	11/03	50

Olde Forte Village, Ft. Washington, MD	15,933	6,229	5,409	16,753	—	22,162	2,431	19,731	14,043	2003-4	07/03	40
Olney, Olney, MD	1,884	1,442	—	3,326	—	3,326	2,574	752		1972	11/75	40
Orchard Park, Sandy Spring, GA	19,377	194	7,751	11,820	—	19,571	418	19,153	11,817		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	65	5,739	12,691	—	18,430	1,217	17,213	11,576		3/05	40

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2008

(Dollars in Thousands)

		Costs Capitalized	Basis at Close of Period									Buildings and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Ravenwood, Baltimore, MD	1,245	4,120	703	4,662	—	5,365	1,759	3,606	5,557	1959	1/72	40
Seabreeze Plaza, Palm Harbor, FL	24,526	132	8,665	15,993	—	24,658	1,240	23,418	15,576		11/05	40
Sea Colony (Market Place at), Bethany Beach, DE	2,920	—	1,146	1,774	—	2,920	33	2,887			3/08	40
Seven Corners, Falls Church, VA	4,848	40,883	4,913	40,818	—	45,731	19,080	26,651	37,616	1956	7/73	40

Shops at Fairfax, Fairfax, VA	2,708	9,292	992	11,008	—	12,000	4,892	7,108	11,392	1975 & 2001	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	5,803	6,402	17,220	—	23,622	760	22,862	10,846		1/06	40
Southdale, Glen Burnie, MD	3,650	18,552	—	21,580	622	22,202	16,896	5,306		1962 & 1987	1/72	40

Southside Plaza, Richmond, VA	6,728	7,596	1,878	12,446	—	14,324	8,176	6,148	8,323	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	3,345	703	5,116	—	5,819	3,625	2,194		1970	2/76	40
Thruway, Winston-Salem, NC	4,778	19,707	5,496	18,884	105	24,485	9,623	14,862	21,512	1955 & 1965	5/72	40

Village Center, Centreville, VA	16,502	1,234	7,851	9,885	—	17,736	4,203	13,533	6,152	1990	8/93	40
West Park, Oklahoma City, OK	1,883	707	485	2,105	—	2,590	1,415	1,175		1974	9/75	50
White Oak, Silver Spring, MD	6,277	4,368	4,665	5,980	—	10,645	4,678	5,967	19,875	1958 & 1967	1/72	40

Total Shopping Centers	427,113	300,299	192,767	532,824	1,821	727,412	161,233	566,179	445,381

Office Properties
Avenel Business Park, Gaithersburg, MD	21,459	23,063	3,755	40,767	—	44,522	24,485	20,037	24,226	1984, 1986, 1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40

Crosstown Business Center, Tulsa, OK	3,454	5,776	604	8,626	—	9,230	5,282	3,948		1974	10/75	40
601 Pennsylvania Ave., Washington, DC	5,479	56,524	5,667	56,336	—	62,003	33,969	28,034	28,837	1986	7/73	35
Van Ness Square, Washington, DC	812	28,951	831	28,932	—	29,763	17,219	12,544	11,558	1990	7/73	35
Washington Square, Alexandria, VA	2,034	48,088	544	49,578	—	50,122	10,575	39,547	38,263	1952 & 2001	7/73	50

Total Office Properties	33,238	162,402	11,401	184,239	—	195,640	91,530	104,110	102,884

Development Land
Clarendon Center, Arlington, VA	12,753	38,144	12,595	38,302	—	50,897	—	50,897	6,413		7/73, 1/96 & 4/02
Ashland Square Phase II, Manassas, VA	6,338	4,725	6,397	4,666	—	11,063	—	11,063	—		12/04
New Market, New Market, VA	2,088	266	2,140	214	—	2,354	—	2,354	—		9/05
Lexington Center, Lexington, KY *	—	—	—		—	—	—	—	—		3/74
Northrock, Warrington, VA	12,686	8,969	12,686	8,969	—	21,655	—	21,655	12,817		01/08
Westview Village, Frederick, MD	5,146	12,094	5,153	12,087	—	17,240	—	17,240	—

Total Development Land	39,011	64,198	38,971	64,238	—	103,209	—	103,209	19,230

Preacquistion Costs		1,220		1,220		1,220		1,220

Total	$499,362	$528,119	$243,139	$782,521	$1,821	$1,027,481	$252,763	$774,718	$567,495

*	Lexington Pads include the land and building basis of the property formerly identified as Lexington Mall. The Company carries costs related to the redevelopment of the property within the line item Lexington Center.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2008

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	35 - 50 years
Building components	Up to 20 years
Tenant improvements	The shorter of the term of the lease or the useful life of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $745,700,000 at December 31, 2008. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2008 are summarized as follows.

(In thousands)	2008	2007	2006
Total real estate investments:

Balance, beginning of year	$889,927	$841,861	$762,793
Acquisitions	79,987	27,169	30,434
Improvements	62,978	24,742	50,036
Retirements	(5,411)	(3,845)	(1,402)

Balance, end of year	$1,027,481	$889,927	$841,861

Total accumulated depreciation:

Balance, beginning of year	$232,669	$214,210	$195,376
Depreciation expense	24,761	21,638	20,236
Adjustment		482
Retirements	(4,667)	(3,661)	(1,402)

Balance, end of year	$252,763	$232,669	$214,210