Form 10-Q
period 2009-03-31
SAUL CENTERS INC
filed 2009-05-11
CIK 907254

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2009

Commission File Number 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Bethesda, Maryland 20814 (Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code    (301) 986-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 8, 2009:  17,885,000.

SAUL CENTERS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2008, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate investments
Land	$215,813	$215,407
Buildings and equipment	715,813	713,154
Construction in progress	112,738	98,920

	1,044,364	1,027,481
Accumulated depreciation	(258,581)	(252,763)

	785,783	774,718

Cash and cash equivalents	20,261	13,006
Accounts receivable and accrued income, net	34,419	37,495
Deferred leasing costs, net	16,570	16,901
Prepaid expenses, net	2,576	2,981
Deferred debt costs, net	5,576	5,875
Other assets	7,015	2,897

Total assets	$872,200	$853,873

Liabilities

Mortgage notes payable	$569,437	$567,495
Revolving credit facility outstanding	15,000	—
Dividends and distributions payable	12,868	12,864
Accounts payable, accrued expenses and other liabilities	25,049	22,394
Deferred income	22,868	23,233

Total liabilities	645,222	625,986

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328

Common stock, $0.01 par value, 30,000,000 shares authorized, 17,872,360 and 17,863,214 shares issued and outstanding, respectively	179	179
Additional paid-in capital	164,686	164,278
Accumulated deficit	(119,879)	(118,865)

Total Saul Centers, Inc. stockholders’ equity	224,314	224,920
Noncontrolling interest	2,664	2,967

Total stockholders’ equity	226,978	227,887

Total liabilities and stockholders’ equity	$872,200	$853,873

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2009	2008
Revenue
Base rent	$30,665	$30,382
Expense recoveries	7,580	7,133
Percentage rent	233	314
Other	1,211	893

Total revenue	39,689	38,722

Operating expenses
Property operating expenses	5,370	4,985
Provision for credit losses	327	183
Real estate taxes	4,416	4,011
Interest expense and amortization of deferred debt costs	8,196	8,604
Depreciation and amortization of deferred leasing costs	7,041	6,943
General and administrative	2,789	2,923

Total operating expenses	28,139	27,649

Operating income before gain on property dispositions	11,550	11,073
Non-operating item: Gain on property dispositions	—	205

Net income	11,550	11,278

Noncontrolling interest
Net income attributable to the noncontrolling interest	(1,809)	(2,148)

Net income attributable to Saul Centers, Inc.	9,741	9,130

Preferred dividends	(3,785)	(2,097)

Net income attributable to common stockholders	$5,956	$7,033

Per share net income attributable to common stockholders
Basic	$0.33	$0.40

Diluted	$0.33	$0.39

Distributions declared per common share outstanding	$0.39	$0.47

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF SAUL CENTERS, INC. STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Saul Centers, Inc. stockholders’ equity:

Balance, December 31, 2008	$179,328	$179	$164,278	$(118,865)	$224,920

Issuance of 9,146 shares of common stock:
7,485 shares due to dividend reinvestment plan	—	—	243	—	243
1,661 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	165	—	165
Net income attributable to Saul Centers, Inc.	—	—	—	9,741	9,741
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)
Distributions payable common stock ($0.39 per share)	—	—	—	(6,970)	(6,970)

Balance, March 31, 2009	$179,328	$179	$164,686	$(119,879)	$224,314

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$11,550	$11,278
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions	—	(205)
Depreciation and amortization of deferred leasing costs	7,041	6,943
Amortization of deferred debt costs	299	285
Non cash compensation costs from stock grants and options	165	199
Provision for credit losses	327	183
Decrease in accounts receivable and accrued income	2,749	132
Increase in deferred leasing costs	(892)	(668)
Decrease in prepaid expenses	405	88
Increase in other assets	(4,118)	(1,423)
Increase in accounts payable, accrued expenses and other liabilities	3,230	3,957
(Decrease) increase in deferred income	(365)	797

Net cash provided by operating activities	20,391	21,566

Cash flows from investing activities:
Acquisitions of real estate investments, net (1)	—	(63,443)
Additions to real estate investments	(1,630)	(2,080)
Additions to development and redevelopment activities	(15,827)	(4,456)
Proceeds from property dispositions	—	205

Net cash used in investing activities	(17,457)	(69,774)

Cash flows from financing activities:
Proceeds from notes payable	6,364	23,250
Repayments on notes payable	(4,422)	(3,948)
Proceeds from revolving credit facility	15,000	19,000
Repayments on revolving credit facility	—	(27,000)
Additions to deferred debt costs	—	(423)
Proceeds from the issuance of:
Series B preferred stock, net of issuance costs (2)	—	72,138
Common stock	243	1,322
Distributions to:
Series A preferred stockholders	(2,000)	(2,000)
Series B preferred stockholders	(1,785)	—
Common stockholders	(6,967)	(8,343)
Convertible limited partnership units in the Operating Partnership	(2,112)	(2,546)

Net cash provided by financing activities	4,321	71,450

Net increase in cash and cash equivalents	7,255	23,242
Cash and cash equivalents, beginning of period	13,006	5,765

Cash and cash equivalents, end of period	$20,261	$29,007

Supplemental discussion of non-cash investing and financing activities:

(1)	The 2008 real estate acquisition costs of $63,443 are presented exclusive of a mortgage loan assumed of $10,349.
(2)	Additional proceeds in 2008 of $4,191, net of cost of $137, were received upon exercise of the overallotment option.

The accompanying notes are an integral part of these statements

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure

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

The following table lists the properties acquired and/or developed by the Company since December 31, 2006. All of the following properties are operating shopping centers.

Name of Property	Location	Date of Acquisition/ Development
Acquisitions
Orchard Park	Dunwoody, GA	2007
Great Falls Shopping Center	Great Falls, VA	2008
BJ’s Wholesale Club	Alexandria, VA	2008
Marketplace at Sea Colony	Bethany Beach, DE	2008

Developments
Lansdowne Town Center	Leesburg, VA	2006/7
Ashland Square Phase I	Manassas, VA	2007
Northrock	Warrenton, VA	2008/9

As of March 31, 2009, the Company’s properties (the “Current Portfolio Properties”) consisted of 46 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and five (non-operating) land or development properties.

Notes to Consolidated Financial Statements (Unaudited)

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of March 31, 2009, thirty-one of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Only two retail tenants, Giant Food (4.4%), a tenant at eight Shopping Centers and Safeway (3.1%), a tenant at eight Shopping Centers and one office tenant, the United States Government (2.7%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the quarter ended March 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2008, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship. The Company has never recorded a customer relationship intangible asset.

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present the Company performs a comparison of the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is

Notes to Consolidated Financial Statements (Unaudited)

sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company has not recognized an impairment loss on any of its real estate during the quarterly periods ended March 31, 2009 and 2008, respectively.

Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled approximately $1,359,000 and approximately $767,000, for the three month periods ended March 31, 2009 and 2008, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled approximately $5,818,000 and $5,833,000, for the three month periods ended March 31, 2009 and 2008, respectively. Repair and maintenance expense, included in property operating expenses for the three month periods ended March 31, 2009 and 2008, was approximately $2,552,000 and $2,251,000, respectively.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. In addition, deferred leasing costs include amounts attributed to in place leases associated with acquisition properties as determined pursuant to the application of SFAS No.141. These costs are amortized over the remaining initial term of the leases acquired. Collectively, these deferred leasing costs total approximately $16,570,000 and $16,901,000, net of accumulated amortization of approximately $14,541,000 and $15,196,000, as of March 31, 2009 and December 31, 2008, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled approximately $1,223,000 and $1,110,000, for the quarter ended March 31, 2009 and 2008, respectively. Deferred leasing costs consist of commissions paid to third-party leasing agents as well as internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Notes to Consolidated Financial Statements (Unaudited)

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2009 and December 31, 2008 are as follows:

Construction in Progress

(Dollars in thousands)	March 31, 2009	December 31, 2008
Clarendon Center	$59,109	$49,836
Northrock	23,927	21,656
Westview Village	20,203	17,240
Smallwood Village Center	6,815	6,290
Boulevard	1,637	2,925
Other	1,047	973

Total	$112,738	$98,920

As of March 31, 2009, 33% of the Boulevard redevelopment’s leasable area had been placed in operation (approximately 2,640 square feet of space). The redevelopment costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of March 31, 2009 and December 31, 2008 for the remaining 67% and 100% of the project, respectively. Also as of March 31, 2009, 3.2% of the Northrock development’s leasable area had been placed in operation (approximately 3,200 square feet of space). The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of March 31, 2009 and December 31, 2008 for the remaining 96.8% and 100% of the project, respectively.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1,095,000 and $914,000, at March 31, 2009 and December 31, 2008, respectively.

Notes to Consolidated Financial Statements (Unaudited)

In addition to amounts due currently, accounts receivable includes accrued income of approximately $25,724,000 and $25,766,000, at March 31, 2009 and December 31, 2008, respectively, representing the cumulative difference between minimum rental income recognized on a straight-line basis and contractual payments due under the terms of respective tenant leases. These amounts are presented after netting allowances of approximately $41,000 and $51,000, respectively, for tenants whose rent payment history or financial condition casts doubt upon the tenant’s ability to perform under its lease obligations.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments are highly liquid investments that are both readily convertible to cash or so near their maturity that they present insignificant risk of changes in value arising from interest rate fluctuations. Short-term investments include money market accounts and other investments which generally mature within quarter, measured from the acquisition date. All of the Company’s March 31, 2009 cash balances are held in non-interest bearing accounts, which are fully insured by the Federal Government.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are capitalized and amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of approximately $5,378,000 and $5,079,000, at March 31, 2009 and December 31, 2008, respectively.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

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

Stock-based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method specified under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and accounts for stock-based compensation according to SFAS No. 123R. The Company had no options eligible for valuation prior to the grant of options in 2003. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock-based employee compensation, and the following assumptions: (1) Expected Volatility. Expected volatility is determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options, (2) Average Expected Term. The options are assumed to be outstanding for a term calculated considering prior exercise history, scheduled vesting and the expiration date, (3) Expected Dividend Yield. This rate is a value management determines after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date, and (4) Risk-free Interest Rate. This rate is based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted, ratably over the vesting period, and includes the amounts as compensation in general and administrative expenses.

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

Notes to Consolidated Financial Statements (Unaudited)

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of March 31, 2009, 205,000 shares are currently credited to the directors pursuant to the deferred compensation plans.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, as of the 2008 Annual Meeting of Shareholders. The shares were valued at the closing stock price on the dates the shares were awarded and the total value is included in general and administrative expenses for the period of the award.

Noncontrolling Interests

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.7% common interest as of March 31, 2009. Noncontrolling interests in the Operating Partnership are comprised of limited partnership units owned by The Saul Organization. Noncontrolling interests as reflected on the balance sheets are increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and are decreased for limited partner distributions. Noncontrolling interests as reflected on the statements of operations represent earnings allocated to limited partnership interests.

Per Share Data

Per share data is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Options granted in 2003 and 2004 are dilutive because the average share price of the Company’s common stock exceeds the exercise prices. Options granted 2005-2008 are excluded because the average price of the Company’s common stock was below the exercise prices as of March 31, 2009 and thus are non-dilutive. The treasury stock method was used to measure the effect of the dilution.

Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted Shares Outstanding

	Quarter ended March 31,
(In thousands)	2009	2008
Weighted average common shares outstanding-Basic	17,870	17,767
Effect of dilutive options	30	176

Weighted average common shares outstanding-Diluted	17,900	17,943

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 establishes consistent accounting and reporting standards for the noncontrolling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS No. 160 on January 1, 2009 resulted in (i) the reclassification of minority interest in the consolidated balance sheets of the Company to noncontrolling interest, a component of permanent equity, (ii) the reclassification of minority interest expense to net income attributable to Noncontrolling interest on the consolidated statements of operations, and (iii) additional disclosures, including Noncontrolling interest activity for the quarter ended March 31, 2009 and 2008.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs are no longer included in the measurement of the business acquired. Instead, these items are expensed as incurred. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations occurring during fiscal years beginning on or after December 15, 2008, which for the Company began with the 2009 calendar year. SFAS No. 141(R) will impact the Company’s financial statements dependent on the level of acquisition activity in 2009 and beyond.

Notes to Consolidated Financial Statements (Unaudited)

3.	Real Estate Acquired

Westview Village

In November 2007, the Company purchased a land parcel in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction is nearing completion for development of a neighborhood shopping center.

Northrock

In January 2008, the Company acquired an undeveloped land parcel in Warrenton, Virginia, located at the southwest corner of the U.S. Route 29/211 and Fletcher Drive intersection. The land purchase price was $12.5 million. The Company is nearing completion of a neighborhood shopping center, and one pad building tenant has commenced operations. The Harris Teeter supermarket chain has executed a lease for a grocery store to anchor the center.

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

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

The Saul Organization has a 23.3% limited partnership interest, represented by approximately 5,416,000 convertible limited partnership units, in the Operating Partnership, as of March 31, 2009. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2009, all 5,416,000 units were convertible into shares of Saul Centers common stock.

Notes to Consolidated Financial Statements (Unaudited)

The impact of The Saul Organization’s approximately 23.3% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarter ended March 31, 2009 and 2008, were approximately 23,316,000 and 23,359,000, respectively.

Noncontrolling Interest

	March 31,
(In thousands)	2009	2008
Beginning balance	$2,967	$4,745
Income allocation	1,809	2,148
Distributions	(2,112)	(2,546)

Ending balance	$2,664	$4,347

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt, including amounts owed under the Company’s revolving credit facility, totaled approximately $584,437,000 at March 31, 2009, of which approximately $543,843,000 was fixed rate debt and approximately $40,594,000 was variable rate debt.

Included in the variable rate debt total was $15,000,000 outstanding on the Company’s $150,000,000 unsecured revolving credit facility at March 31, 2009. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, has a three-year term expiring on December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the facility by $50,000,000. Letters of credit may be issued under the revolving credit facility. As of March 31, 2009, of the $150,000,000 available for borrowing, $15,000,000 was outstanding, approximately $177,000 was committed for letters of credit, and the resulting balance of approximately $134,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of March 31, 2009, operating income from the unencumbered properties determined the interest rate for up to $104,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60% or upon the bank’s reference rate, at the Company’s option. The remaining $46,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

Notes to Consolidated Financial Statements (Unaudited)

Subsequent to the end of the quarter, on April 30, 2009, the Company entered into a Modification Agreement, in effect until August 1, 2009, which reduces the Debt Service Coverage covenant under its Line of Credit from 1.60x to 1.50x. Borrowings under the Line of Credit, based on the Company’s current leverage, will be at LIBOR plus 3.725%, with a LIBOR floor of 1.50%, an increase from the former LIBOR plus 1.475%. The maximum commitment under the Line of Credit was reduced from $150 million to $120 million.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of the Northrock construction loan (approximately $15,549,000 outstanding at March 31, 2009) and the Clarendon Center construction loan (approximately $10,045,000 outstanding at March 31, 2009). The fixed-rate notes payable are all non-recourse debt except for $1,875,000 of the increase to the Shops at Fairfax and Boulevard mortgage and $2,000,000 of the Great Falls Center mortgage, both of which are guaranteed by Saul Centers.

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 1.6%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s option subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. Approximately $15,549,000 is outstanding as of March 31, 2009. Coincident with the execution of the April 30, 2009 Line of Credit Modification Agreement, the Company and its lender modified the terms of the construction loan for a 90-day period, to reflect a similar change to the debt service coverage covenant. Additionally, the pricing of the loan was changed to accrue interest payable at an interest rate of LIBOR plus 3.0%, with a LIBOR minimum of 1.5%.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $10,045,000 was outstanding as of March 31, 2009.

At December 31, 2008, the Company’s outstanding debt totaled approximately $567,495,000, of which approximately $548,265,000 was fixed rate and $19,230,000 was variable rate debt. No balances were outstanding on the Company’s $150,000,000 unsecured revolving credit facility as of December 31, 2008.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2009, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2009	$—		$13,633	$13,633
2010	15,000	(a)	19,413	34,413
2011	87,827	(b)	20,853	108,680
2012	96,300		15,050	111,350
2013	39,440		9,269	48,709
2014	13,176		9,052	22,228
Thereafter	192,057		53,367	245,424

	$443,800		$140,637	$584,437

(a)	Revolving Credit Facility.
(b)	Includes the Clarendon Center and Northrock construction loan balances as of December 31, 2008, totaling $25,594.

Interest expense and amortization of deferred debt costs for the quarters ended March 31, 2009 and 2008, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs

	Quarter ended March 31,
(Dollars in thousands)	2009	2008
Interest incurred	$9,256	$9,086
Amortization of deferred debt costs	299	285
Capitalized interest	(1,359)	(767)

	$8,196	$8,604

6.	Stockholders’ Equity and Noncontrolling Interest

The Consolidated Statements of Operations include net income attributable to noncontrolling interest of $1,809,000 and $2,148,000 for the quarter ended March 31, 2009 and 2008, respectively, representing The Saul Organization’s limited partnership interest share of net income for each period.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Chevy Chase Bank was an affiliate of The Saul Organization until February 28, 2009 and leases space in 20 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to approximately $658,000 for the two months ended February 28, 2009 and $826,000 for the quarter ended March 31, 2008.

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. From January 1, 2002 until December 31, 2008, only employer contributions were made to the plan. Beginning January 1, 2009, all employer contributions were made to individual 401-K accounts. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, is 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $125,000 and $114,000, for the quarter ended March 31, 2009 and 2008, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled approximately $51,000 and $30,000, for the quarter ended March 31, 2009 and 2008, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was approximately

Notes to Consolidated Financial Statements (Unaudited)

$1,140,000 and $1,082,000 at March 31, 2009 and December 31, 2008, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The Agreement was not impacted by the February 28, 2009 sale of Chevy Chase Bank. The method for determining the cost of the shared services is provided for in the Agreement and depending upon the service, is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the quarter ended March 31, 2009 and 2008, which included rental expense for the Company’s headquarters lease, totaled approximately $1,423,000 and $1,376,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of March 31, 2009 and December 31, 2008, accounts payable, accrued expenses and other liabilities included approximately $303,000 and $324,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the Agreement, the Company pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by the Company and The Saul Organization. The Company’s rent expense for the quarter ended March 31, 2009 and 2008 was approximately $210,000 and $201,000, respectively, and is included in general and administrative expense.

8.	Non-Operating Items

Gain on Property Dispositions

The gain on property disposition of approximately $205,000 during the quarter ended March 31, 2008 represents proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma. There were no property dispositions during the quarter ended March 31, 2009.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2009:

Stock options issued

	Officers					Directors						Grand Totals
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	Subtotals
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	150,000	760,000
Vested	212,500	115,000	91,875	33,750	453,125	30,000	30,000	30,000	30,000	30,000	150,000	603,125
Exercised	96,422	28,750	6,250	—	131,422	6,200	2,500	—	—	—	8,700	140,122
Forfeited	7,500	7,500	11,250	—	26,250	—	—	—	—	—	—	26,250
Exercisable at March 31, 2009	116,078	86,250	85,625	33,750	321,703	23,800	27,500	30,000	30,000	30,000	141,300	463,003
Remaining unexercised	116,078	86,250	115,000	135,000	452,328	23,800	27,500	30,000	30,000	30,000	141,300	593,628

Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$821,100	$3,118,323
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	64,350
Expensed in previous years	320,875	274,850	347,752	524,529	1,468,006	66,600	71,100	143,400	285,300	254,700	821,100	2,289,106
Expensed in 2009	—	—	22,911	78,681	101,592	—	—	—	—	—	—	101,592
Future expense	$—	$—	$7,637	$655,638	$663,275	$—	$—	$—	$—	$—	$—	663,275

Weighted average term of future expense 2.1 years

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the quarter ended March 31, 2009:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	593,628	$34.72
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding March 31	593,628	34.72	—
Exercisable at March 31	463,003	30.56	—

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period, had there been any, would have been calculated by using the closing share price on the date of exercise. At March 31, 2009, the closing share price of $22.97 was lower than the exercise price of any of the option grants. Therefore as of March 31, 2009, the options had no intrinsic value. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.3 and 5.9 years, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

11.	Business Segments

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon net operating income for properties in each segment.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended March 31, 2009			(1)
Real estate rental operations:
Revenue	$29,727	$9,959	$3	$39,689
Expenses	(7,295)	(2,818)	—	(10,113)

Income from real estate	22,432	7,141	3	29,576
Interest expense & amortization of deferred debt costs	—	—	(8,196)	(8,196)
General and administrative	—	—	(2,789)	(2,789)

Subtotal	22,432	7,141	(10,982)	18,591
Depreciation and amortization of deferred leasing costs	(5,015)	(2,026)	—	(7,041)
Net income attributable to noncontrolling interest	—	—	(1,809)	(1,809)

Net income attributable to Saul Centers, Inc	$17,417	$5,115	$(12,791)	$9,741

Capital investment	$9,223	$256	$7,978	$17,457

Total assets	$670,953	$119,289	$81,958	$872,200

Quarter ended March 31, 2008
Real estate rental operations:
Revenue	$29,050	$9,605	$67	$38,722
Expenses	(6,451)	(2,728)	—	(9,179)

Income from real estate	22,599	6,877	67	29,543
Interest expense & amortization of deferred debt costs	—	—	(8,604)	(8,604)
General and administrative	—	—	(2,923)	(2,923)

Subtotal	22,599	6,877	(11,460)	18,016
Depreciation and amortization of deferred leasing costs	(4,919)	(2,024)	—	(6,943)
Gain on property dispositions	205	—	—	205
Net income attributable to noncontrolling interest	—	—	(2,148)	(2,148)

Net income attributable to Saul Centers, Inc	$17,885	$4,853	$(13,608)	$9,130

Capital investment	$67,453	$68	$2,458	$69,979

Total assets	$653,297	$123,661	$62,798	$839,756

(1)	Clarendon Center development included because a significant component will be residential.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in our Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Item 1 of this Form 10-Q.

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

Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those given in the forward-looking statements as a result of changes in factors which include among others, the following:

•	risks related to the continuation or worsening of the domestic and global credit markets and their effect on discretionary spending;

•	risks that the Company’s tenants will not pay rent;

•	risks related to the Company’s reliance on shopping center “anchor” tenants and other significant tenants;

•	risks related to the Company’s substantial relationships with members of The Saul Organization;

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

•	such other risks as described in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008.

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of March 31, 2009 and for the three-month period ended March 31, 2009.

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

In light of the currently constrained capital market, management believes acquisition and development opportunities for investment in existing and new shopping center and office properties are limited. However, management believes that the Company is positioned to take advantage of these opportunities when market conditions change because of its conservative capital structure. It is management’s view that several of the sub-markets in which the Company operates have very attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

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

With a severe decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Store closings are on the increase and retailers expanding their store count have become extremely rare. Vacancies have continued to increase compared to prior periods. Our overall portfolio leasing percentage was 92.9% at March 31, 2009 compared to 94.2% at December 31, 2008, and 95.4% at March 31, 2008.

The Company maintains a ratio of total debt to total assets of under 50%, which allows the Company to obtain additional secured borrowings, if necessary. As of March 31, 2009, fixed rate debt represented approximately 93% of the Company’s notes payable, thus minimizing the effect of increased interest rates on the Company’s financial condition. The Company’s earliest significant fixed rate debt maturity is not until 2011. As of March 31, 2009, the Company had loan availability of more than $134,000,000 on its $150,000,000 unsecured revolving line of credit.

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

Real Estate Investments

Real estate investment properties are stated at historic cost less depreciation. The Company intends to own its real estate investment properties over a long-term. No real estate investment properties have been sold since the Company’s formation in 1993. Management believes that these assets have generally appreciated in value since their acquisition and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with U.S. GAAP, they do not report the current value of the Company’s real estate investment properties. The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

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

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations.

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

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating successful leases are capitalized and amortized over the initial base term of the leases. Deferred leasing costs consist of commissions paid to third-party leasing agents as well as internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions. In addition, deferred leasing costs include amounts attributed to in-place leases associated with acquisition properties as determined pursuant to the application of SFAS No.141.

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint specified in the lease agreement.

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

Results of Operations

Quarter ended March 31, 2009 compared to quarter ended March 31, 2008

Revenue

(Dollars in thousands)	Quarters ended March 31,		2009 to 2008 Change
	2009	2008	$	%
Base rent	$30,665	$30,382	$283	0.9%
Expense recoveries	7,580	7,133	447	6.3%
Percentage rent	233	314	(81)	-25.8%
Other	1,211	893	318	35.6%

Total revenue	$39,689	$38,722	$967	2.5%

Note: (Dollars in thousands)

Base rent includes ($42) and $320 for the quarters ended March 31, 2009 and 2008, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $347 and $132, for the quarters ended March 31, 2009 and 2008, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141.

Total revenue increased 2.5% in the quarter ended March 31, 2009 (“2009 Quarter”) compared to the corresponding prior year’s quarter (“2008 Quarter”). The revenue increase for the 2009 Quarter resulted from net rental income from the operations of a developed property initiating operations in March 2009 and three 2008 acquisition properties. The development property (Northrock) and the acquisition properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony) together defined as the “Development and Acquisition Properties,” contributed $1,276,000 of increased revenue, which was partially offset by declining revenue at the core properties. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2009 Quarter versus the 2008 Quarter was attributable to leases in effect at the Development and Acquisition Properties (approximately $1,113,000), offset in part by decreased base rent, particularly from vacancies during the quarter at three shopping centers; small shop space at Broadlands Village in Ashburn, Virginia; an anchor space at Seven Corners in Falls Church, Virginia; and an anchor space at White Oak in Silver Spring, Maryland. The vacant anchor space at both Seven Corners and White Oak has been re-leased but is not yet producing rental income. Increased vacancy at one office property, Van Ness Square, also contributed to the base rent decrease.

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The largest single contributor to the increase in expense recovery income resulted from operation of the Development and Acquisition Properties (34.2% or approximately $153,000). Billings to tenants for their share of increased real estate tax expense (36.9% or approximately $165,000) and property operating expenses (28.9% or approximately $129,000) throughout the core operating properties accounted the balance of the increase.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent for the 2009 Quarter decreased due the re-leasing of a space in 2009 at a higher base rent, which increased the sales breakpoint, than that which was in effect during the 2008 Quarter. No percentage rent was received for the space in 2009.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2009 Quarter resulted primarily from increased lease termination fees (approximately $348,000) offset in part by a $64,000 decrease in interest income on invested cash balances.

Operating Expenses

(Dollars in thousands)	Quarters ended March 31,		2009 to 2008 Change
	2009	2008	$	%
Property operating expenses	$5,370	$4,985	$385	7.7%
Provision for credit losses	327	183	144	78.7%
Real estate taxes	4,416	4,011	405	10.1%
Interest expense and amortization of deferred debt costs	8,196	8,604	(408)	-4.7%
Depreciation and amortization of leasing costs	7,041	6,943	98	1.4%
General and administrative	2,789	2,923	(134)	-4.6%

Total operating expenses	$28,139	$27,649	$490	1.8%

Increases in operating expenses resulted primarily from the operation and financing of the Development and Acquisition Properties and increased property taxes and provision for credit losses throughout the remaining core properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Increased repairs and maintenance at the core shopping centers, primarily due to increased snow removal costs (67.0% or approximately $258,000) and expenses required to operate the Development and Acquisition Properties (24.2% or approximately $93,000) produced substantially all of the 2009 Quarterly expense increase.

Provision for credit losses. The provision for credit losses represents the Company’s estimation that amounts previously included in income and owed by tenants may not be collectible. The $144,000 increase, primarily independent small shop retailers, in the 2009 Quarter’s loss provision versus the 2008 Quarter resulted from tenant vacancies caused by the current economic downturn. The provision for credit losses of approximately eight tenths of one percent (0.8%) and five tenths of one percent (0.5%), of total revenue for 2009 and 2008 Quarters, respectively, reflects the deteriorating impact of the declining employment conditions and frozen credit market.

Real estate taxes. The increase in real estate taxes for the 2009 Quarter versus the 2008 Quarter was primarily due to a same property shopping center increase of $274,000 (67.7% of total real estate tax increase), a 9.7% increase over the 2008 Quarter’s amount, impacted largely by increased taxes at several of the Company’s Northern Virginia shopping centers. The Office Properties, particularly 601 Pennsylvania Avenue contributed to the increase (15.3% or approximately $62,000) as well as the Development and Acquisition Properties (17.0% or approximately $69,000).

Interest expense and amortization of deferred debt. Interest expense decreased in the 2009 Quarter versus the 2008 Quarter due to decreased debt associated with operating properties. The Company increased indebtedness to fund its development and construction costs, however these interest costs were capitalized as project costs and did not impact interest expense for the 2009 Quarter. Average outstanding borrowing increased approximately $32,206,000. The new borrowing reduced the average interest rate by 0.25%. The combined impact of the new borrowings, at a lower average rate, resulted in an approximately $170,000 increase in interest expense. Interest capitalized as a cost of construction and development projects increased during the 2009 Quarter compared to the 2008 Quarter decreased interest expense by approximately $592,000 ($1,359,000 versus $767,000) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Increased deferred debt cost amortization increased interest expense by approximately $14,000 ($299,000 versus $285,000).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense decrease during the 2009 Quarter resulted from reduced professional expenses of approximately $75,000 and lower abandoned acquisition costs of approximately $70,000.

Liquidity and Capital Resources

Cash and cash equivalents were $20,261,000 and $29,007,000 at March 31, 2009 and 2008, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Cash provided by operating activities	$20,391	$21,566
Cash used in investing activities	(17,457)	(69,774)
Cash provided by financing activities	4,321	71,450

Increase in cash and cash equivalents	$7,255	$23,242

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2009 Quarter primarily reflect the development and construction costs of Clarendon Center, Northrock and Westview Village. Investing activities for the 2008 Quarter primarily reflect the acquisition of three operating properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony) and a land parcel (Northrock) and to a lesser extent development costs of Clarendon Center. Tenant improvement and property capital expenditures totaled $1,630,000 and $2,080,000, for the 2009 and 2008 Quarters, respectively.

Financing Activities

Cash provided by financing activities for the quarter ended March 31, 2009 primarily reflects:

•	proceeds of $15,000,000 received from advances provided by the revolving credit facility during the period;

•	proceeds of $6,364,000 received from construction loan draws during the period; and

•	proceeds of $243,000 from the issuance of common stock from shares issued under the dividend reinvestment program;

which was partially offset by:

•	the repayment of mortgage note payable borrowings totaling $4,422,000;

•	distributions to common stockholders during the period totaling $6,967,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $2,112,000; and

•	distributions made to preferred stockholders during the period totaling $3,785,000.

Cash provided by financing activities for the quarter ended March 31, 2008 primarily reflects:

•	proceeds of $72,138,000 received from the issuance of Series B preferred stock during the period;

•	proceeds of $23,250,000 received from mortgage notes payable originated during the period;

•	proceeds of $19,000,000 received from advances provided by the revolving credit facility during the period; and

•	proceeds of $1,322,000 received from the issuance of common stock from shares issued under the dividend reinvestment program.

which was partially offset by:

•	the repayment of mortgage note payable borrowings totaling $3,948,000;

•	repayments of $27,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $8,343,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $2,546,000;

•	distributions made to preferred stockholders during the period totaling $2,000,000; and

•	payments of $423,000 for financing costs of mortgage notes payable.

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

As of March 31, 2009, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2009	$—		$13,633	$13,633
2010	15,000	(a)	19,413	34,413
2011	87,827	(b)	20,853	108,680
2012	96,300		15,050	111,350
2013	39,440		9,269	48,709
2014	13,176		9,052	22,228
Thereafter	192,057		53,367	245,424

	$443,800		$140,637	$584,437

(a)	Revolving Credit Facility.
(b)	Includes the Clarendon Center and Northrock construction loan balances as of December 31, 2008, totaling $25,594.

Management believes that the Company’s capital resources, which at March 31, 2009 included cash balances of approximately $20,261,000 and borrowing availability of approximately $134,823,000 on its revolving line of credit, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 4,673 and 24,608 shares under the DRIP at a weighted average discounted price of $32.42 and $49.56 per share, during the three month periods ended March 31, 2009 and 2008, respectively. The Company also credited 2,812 and 2,065 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $32.42 and $49.56 per share, during the three month periods ended March 31, 2009 and 2008, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2009.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company’s debt/capitalization strategy in light of current economic conditions, relative costs of capital, market values of the Company’s property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt/capitalization strategy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the strategy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, consistent with its long-term plans.

The Company maintains a $150,000,000 unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The credit facility has a three-year term expiring December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Until December 19, 2009, certain or all of the lenders may, upon request by the Company, increase the facility by $50,000,000. Letters of credit may be issued under the facility. On March 31, 2009, of the $150,000,000 available for borrowing under the line facility, $15,000,000 was outstanding, approximately $177,000 was committed for letters of credit, and the resulting balance of approximately $134,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of March 31, 2009, operating income from the unencumbered properties determined the interest rate for up to $104,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 1.40% to 1.60% or upon the bank’s reference rate, at the Company’s option. The remaining $46,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 1.70% to 2.25%, determined by certain leverage tests, or upon the bank’s reference rate plus a spread of 0.575%, at the Company’s option.

As of March 31, 2009, borrowings of $15,000,000 were outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of March 31, 2009, the material covenants required the Company, on a consolidated basis, to:

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

As of March 31, 2009, the Company was in compliance with all such covenants.

The Company is proactively working to improve line of credit flexibility and extend maturity dates of its secured debt financings through 2011. On April 30, 2009, the Company entered into a Modification Agreement, in effect until August 1, 2009, which reduces the Debt Service Coverage ratio under its Line of Credit from 1.60x to 1.50x. Borrowings under the Line of Credit, based on the Company’s current leverage, will be at LIBOR plus 3.725%, with a LIBOR floor of 1.50%, an increase from the former LIBOR plus 1.475%. The maximum commitment under the Line of Credit was reduced from $150 million to $120 million. Due to the Company’s higher preferred stock dividend payments as a result of the March 2008 offering, and the decreasing trends in property operating income as a result of the current economic conditions, this reduction in allowable minimum fixed charge ratio provides the Company with adequate borrowing flexibility while the Company is finalizing negotiations to extend the Line of Credit maturity date to mid-2012, with an option to extend through mid-2013.

The Company is also working to address the refinancing of mortgage loans due December 2011, the next maturity date of any secured indebtedness. Four commitments have been signed for new 15-year, non-recourse mortgage loans totaling approximately $85 million. These financings are projected to provide the Company with net cash proceeds after loan payoff, debt extinguishment costs and closing costs. Each of the loans is subject to certain closing conditions and assuming all of the conditions are satisfied, the loans are scheduled to close late in the quarter ended June 30, 2009. All four loans are rate-locked and the weighted average interest rate will be 7.6%.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of the Northrock construction loan (approximately $15,549,000 outstanding at March 31, 2009) and the Clarendon Center construction loan (approximately $10,045,000 outstanding at March 31, 2009). The fixed-rate notes payable are all non-recourse debt except for $1,875,000 of the increase to the Shops at Fairfax and Boulevard mortgage and $2,000,000 of the Great Falls Center mortgage, both of which are guaranteed by Saul Centers.

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

Funds From Operations

For the quarter ended March 31, 2009, the Company reported Funds From Operations (FFO)(1) available to common shareholders of approximately $14,806,000, representing a 7.0% decrease over the comparative 2008 quarter’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Reconciliation of net income to FFO :

	Quarter ended March 31,
(Amounts in thousands)	2009	2008
Net income attributable to Saul Centers, Inc	$9,741	$9,130
Less: Gain on property disposition	—	(205)
Add:
Depreciation & amortization of real property	7,041	6,943
Noncontrolling interest	1,809	2,148

FFO	18,591	18,016
Subtract:
Preferred stock dividends	(3,785)	(2,097)

FFO available to common shareholders	$14,806	$15,919

Average shares & units used to compute FFO per share	23,316	23,359

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus income attributable to the noncontrolling interest, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions, Redevelopments and Renovations

Management anticipates that during the coming year the Company: i) may redevelop certain of the Current Portfolio Properties, ii) may develop additional freestanding outparcels or expansions within certain of the Shopping Centers, and iii) will continue to develop its construction in progress properties. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the balance of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Smallwood Village Center and Boulevard shopping centers. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2007, 2008 and the quarter ended March 31, 2009.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 77.1% leased at March 31, 2009. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center will total approximately 173,000 square feet. Substantial completion of construction will be achieved during the second quarter of 2009. Project costs are expected to total approximately $6.9 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. Completion of the south block’s four-level sub-surface parking garage is expected during the second quarter of 2009. Sheeting and shoring and excavation of the north block is ongoing. The Company estimates substantial completion of shell construction in late 2010.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction documents have been completed and site permits have been received for development of approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and as of March 31, 2009, has executed leases for 19,673 square feet, or approximately 26% of the total retail space. The Company commenced construction in early 2008 and anticipates total construction and development costs, including land, to be approximately $26.5 million. Substantial completion of the building shell will be achieved during the second quarter of 2009.

Northrock

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company is constructing Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 62% of the project is pre-leased. The Harris Teeter supermarket chain has executed a lease for a 52,700 square foot grocery store to anchor the center and is scheduled to open the store in June 2009. Additionally, the Company has executed a lease with Chevy Chase Bank for a pad building which opened February 2009 and has executed leases for 7,896 square feet of shop space. The land purchase price was $12.5 million, and the Company anticipates total construction and development costs, including land, to be approximately $27.9 million. A portion of these total development costs will be funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 94.9% leased at March 31, 2009 and was acquired for a purchase price of $36.6 million, subject to the assumption of a $10.3 million mortgage loan.

BJ’s Wholesale Club

On March 28, 2008, the Company completed the acquisition of the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at March 31, 2009 and was acquired for a purchase price of $21.0 million.

Marketplace at Sea Colony

On March 28, 2008, the Company completed the acquisition of Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 100% leased at March 31, 2009 and was acquired for a purchase price of $3.0 million.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished. The center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Chevy Chase Bank pad building was constructed and commenced operations. As of March 31, 2009, four spaces were leased totaling 7,380 square feet, or 63.6% of the 11,610 square feet of newly constructed space. Subsequent to March 31, 2009, leasing improved to 85.8% as two other tenant leases totaling 2,580 square feet were signed. Substantial completion of construction was achieved during the first quarter of 2009 and the Company anticipates total construction and development costs to be approximately $2.8 million.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended March 31, 2009 and 2008, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of March 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2009	46	5	7,097,000	1,206,000	92.9%	92.5%
2008	46	5	7,012,000	1,206,000	95.4%	95.5%

On a same property basis, 93.3% of the portfolio was leased, compared to the prior year level of 95.5%. The 2009 leasing percentages decreased due to a net decrease of approximately 178,000 square feet of leased space. The major contributors to the leasing decrease in the shopping center portfolio were Southdale in Glen Burnie, Maryland where the Company’s only Circuit City store vacated (37,000 square feet), the Company’s four Loudoun County centers (30,000 square feet) and five Florida centers (22,000 square feet). Two properties in the office portfolio also contributed to the leasing decrease, Crosstown Business Center in Tulsa, Oklahoma (19,000 square feet) and Avenel Business Park in Gaithersburg, Maryland (9,000 square feet).

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

The Company is exposed to interest rate fluctuations primarily as a result of any variable rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of March 31, 2009, the Company had variable rate indebtedness totaling $40,594,000. Interest rate fluctuations will affect the Company’s annual interest expense accrued on its variable rate debt. If the interest rate on the Company’s variable rate debt instruments outstanding at March 31, 2009 had been one percent higher, our annual interest expense accrued relating to these debt instruments would have increased by $405,940, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed rate debt instruments. As of March 31, 2009, the Company had fixed rate indebtedness totaling $543,843,000. If interest rates on the Company’s fixed rate debt instruments at March 31, 2009 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $25,218,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2008 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

921 shares were acquired at a price of $32.42 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and his spouse, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 30, 2009 dividend distribution.

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

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(l)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(n) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(m)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(n)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(o)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(p)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(q)	Construction Loan Agreement, dated as of May 14, 2008, by and among Saul Holdings Limited Partnership, U.S. Bank National Association, as agent, and the lenders party to or who become party to such agreement, as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated May 20, 2008, is hereby incorporated by reference.

	(r)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated October 3, 2008, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: May 8, 2009	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: May 8, 2009	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: May 8, 2009	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)