Form 10-Q
period 2009-06-30
SAUL CENTERS INC
filed 2009-08-10
CIK 907254

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2009

Commission File Number 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Bethesda, Maryland 20814

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code (301) 986-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES  ☐    NO  ☒

Number of shares of common stock, par value $0.01 per share outstanding as of August 10, 2009: 17,896,000.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate investments
Land	$220,974	$215,407
Buildings and equipment	730,763	713,154
Construction in progress	112,248	98,920

	1,063,985	1,027,481
Accumulated depreciation	(264,530)	(252,763)

	799,455	774,718
Cash and cash equivalents	38,213	13,006
Accounts receivable and accrued income, net	34,204	37,495
Deferred leasing costs, net	16,427	16,901
Prepaid expenses, net	1,507	2,981
Deferred debt costs, net	5,969	5,875
Other assets	9,676	2,897

Total assets	$905,451	$853,873

Liabilities
Mortgage notes payable	$606,256	$567,495
Revolving credit facility outstanding	15,000	—
Dividends and distributions payable	12,872	12,864
Accounts payable, accrued expenses and other liabilities	24,092	22,394
Deferred income	23,530	23,233

Total liabilities	681,750	625,986

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,884,839 and 17,863,214 shares issued and outstanding, respectively	179	179
Additional paid-in capital	165,367	164,278
Accumulated deficit	(122,920)	(118,865)

Total Saul Centers, Inc. stockholders’ equity	221,954	224,920
Noncontrolling interest	1,747	2,967

Total stockholders’ equity	223,701	227,887

Total liabilities and stockholders’ equity	$905,451	$853,873

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Base rent	$31,131	$31,751	$61,796	$62,133
Expense recoveries	7,048	6,945	14,628	14,078
Percentage rent	328	232	561	546
Other	909	1,177	2,120	2,070

Total revenue	39,416	40,105	79,105	78,827

Operating expenses
Property operating expenses	4,845	4,527	10,215	9,512
Provision for credit losses	232	241	559	424
Real estate taxes	4,620	4,278	9,036	8,289
Interest expense and amortization of deferred debt costs	8,782	8,705	16,978	17,309
Depreciation and amortization of deferred leasing costs	7,083	6,989	14,124	13,932
General and administrative	3,280	3,190	6,069	6,113

Total operating expenses	28,842	27,930	56,981	55,579

Operating income	10,574	12,175	22,124	23,248
Loss on early extinguishment of debt	(1,660)	—	(1,660)	—
Gain on property dispositions	—	—	—	205

Net income	8,914	12,175	20,464	23,453
Noncontrolling interest
Income attributable to the noncontrolling interest	(1,195)	(1,946)	(3,004)	(4,094)

Net income attributable to Saul Centers, Inc.	7,719	10,229	17,460	19,359
Preferred dividends	(3,785)	(3,786)	(7,570)	(5,883)

Net income available to common stockholders	$3,934	$6,443	$9,890	$13,476

Per share net income available to common stockholders
Basic	$0.22	$0.36	$0.55	$0.76

Diluted	$0.22	$0.36	$0.55	$0.75

Dividends declared per common share outstanding	$0.39	$0.47	$0.78	$0.94

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Stockholders’ equity:
Balance, December 31, 2008	$179,328	$179	$164,278	$(118,865)	$224,920	$2,967	$227,887
Issuance of 9,146 shares of common stock:
7,485 shares due to dividend reinvestment plan	—	—	243	—	243	—	243
1,661 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	165	—	165	—	165
Net income	—	—	—	9,741	9,741	1,809	11,550
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.39/share) and distributions payable partnership units ($0.39/share)	—	—	—	(6,970)	(6,970)	(2,112)	(9,082)

Balance, March 31, 2009	179,328	179	164,686	(119,879)	224,314	2,664	226,978
Issuance of 12,479 shares of common stock:
7,324 shares due to dividend reinvestment plan	—	—	229	—	229	—	229
5,155 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	452	—	452	—	452
Net income	—	—	—	7,719	7,719	1,195	8,914
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.39/share) and distributions payable partnership units ($0.39/share)	—	—	—	(6,975)	(6,975)	(2,112)	(9,087)

Balance, June 30, 2009	$179,328	$179	$165,367	$(122,920)	$221,954	$1,747	$223,701

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$20,464	$23,453
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions	—	(205)
Depreciation and amortization of deferred leasing costs	14,124	13,932
Amortization of deferred debt costs	1,089	585
Non cash compensation costs from stock grants and options	619	762
Provision for credit losses	559	424
Decrease in accounts receivable and accrued income	2,732	604
Increase in deferred leasing costs	(1,883)	(1,125)
Decrease in prepaid expenses	1,474	1,164
Increase in other assets	(6,779)	(1,246)
Increase in accounts payable, accrued expenses and other liabilities	3,101	2,503
Increase (decrease) in deferred income	297	(1,217)

Net cash provided by operating activities	35,797	39,634

Cash flows from investing activities:
Acquisitions of real estate investments, net (1)	—	(63,406)
Additions to real estate investments	(4,548)	(5,156)
Additions to development and redevelopment activities	(33,359)	(14,858)
Proceeds from property dispositions	—	205

Net cash used in investing activities	(37,907)	(83,215)

Cash flows from financing activities:
Proceeds from mortgage notes payable	100,381	38,184
Repayments on mortgage notes payable	(61,620)	(8,065)
Proceeds from revolving credit facility	30,000	19,000
Repayments on revolving credit facility	(15,000)	(27,000)
Additions to deferred debt costs	(1,183)	(761)
Proceeds from the issuance of:
Series B preferred stock, net of issuance costs	—	76,317
Common stock	470	2,896
Distributions to:
Series A preferred stockholders	(4,000)	(4,000)
Series B preferred stockholders	(3,570)	—
Common stockholders	(13,937)	(16,699)
Convertible limited partnership units in the Operating Partnership	(4,224)	(5,092)

Net cash provided by financing activities	27,317	74,780

Net increase in cash and cash equivalents	25,207	31,199
Cash and cash equivalents, beginning of period	13,006	5,765

Cash and cash equivalents, end of period	$38,213	$36,964

Supplemental discussion of non-cash investing and financing activities:

(1)	The 2008 real estate acquisition costs of $63,406 are presented exclusive of a mortgage loan assumed of $10,349.

The accompanying notes are an integral part of these statements

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure

Saul Centers, Inc. (“Saul Centers”) was incorporated under the Maryland General Corporation Law on June 10, 1993. Saul Centers operates as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is required to annually distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders and meet certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the “Company”. B. Francis Saul II serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which, with the exception of Chevy Chase Bank, F.S.B., is currently controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired and/or developed by the Company since December 31, 2006. All of the following properties are operating shopping centers.

Name of Property	Location	Date of Acquisition/ Development
Acquisitions
Orchard Park	Dunwoody, GA	2007
Great Falls Shopping Center	Great Falls, VA	2008
BJ’s Wholesale Club	Alexandria, VA	2008
Marketplace at Sea Colony	Bethany Beach, DE	2008
Developments
Lansdowne Town Center	Leesburg, VA	2006/7
Ashland Square Phase I	Manassas, VA	2007
Northrock	Warrenton, VA	2008/9
Westview Village	Frederick, MD	2007/9

As of June 30, 2009, the Company’s properties (the “Current Portfolio Properties”) consisted of 47 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) land or development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of June 30, 2009, thirty-one of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Only two retail tenants, Giant Food (4.5%), a tenant at eight Shopping Centers and Safeway (3.2%), a tenant at eight Shopping Centers and one office tenant, the United States Government (2.8%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the six months ended June 30, 2009.

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

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present the Company performs a comparison of the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that

Notes to Consolidated Financial Statements (Unaudited)

may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company has not recognized an impairment loss on any of its real estate during the six month periods ended June 30, 2009 and 2008, respectively.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled approximately $2,869,000 and approximately $1,686,000, for the six month periods ended June 30, 2009 and 2008, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled approximately $11,767,000 and $11,629,000, for the six month periods ended June 30, 2009 and 2008, respectively. Repair and maintenance expense, included in property operating expenses for the six month periods ended June 30, 2009 and 2008, was approximately $4,669,000 and $4,344,000, respectively.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. In addition, deferred leasing costs include amounts attributed to in place leases associated with acquisition properties as determined pursuant to the application of SFAS No. 141. These costs are amortized over the remaining initial term of the leases acquired. Collectively, these deferred leasing costs total approximately $16,427,000 and $16,901,000, net of accumulated amortization of approximately $14,800,000 and $15,196,000, as of June 30, 2009 and December 31, 2008, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled approximately $2,357,000 and $2,303,000, for the six months ended June 30, 2009 and 2008, respectively. Deferred leasing costs consist of commissions paid to third-party leasing agents as well as internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing

Notes to Consolidated Financial Statements (Unaudited)

leasing-related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2009 and December 31, 2008 are as follows:

Construction in Progress
(Dollars in thousands)	June 30, 2009	December 31, 2008
Clarendon Center	$72,670	$49,836
Northrock	17,016	21,656
Westview Village	20,170	17,240
Smallwood Village Center	—	6,290
Boulevard	1,325	2,925
Other	1,067	973

Total	$112,248	$98,920

As of June 30, 2009, 47% of the Boulevard redevelopment’s leasable area had been placed in operation (approximately 3,730 square feet of space). The redevelopment costs related to the area in operation have been reclassified to buildings. The costs reported in Construction in Progress above reflect the costs incurred as of June 30, 2009 and December 31, 2008 for the remaining 53% and 100% of the project, respectively. As of June 30, 2009, 54% of the Northrock development’s leasable area had been placed in operation (approximately 56,000 square feet of space). The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of June 30, 2009 and December 31, 2008 for the remaining 46% and 100% of the project, respectively. Also as of June 30, 2009, 6% of the Westview Village development’s leasable area had been placed in operation (approximately 6,400 square feet of space). The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of June 30, 2009 and December 31, 2008 for the remaining 94% and 100% of the project, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1,023,000 and $914,000, at June 30, 2009 and December 31, 2008, respectively.

In addition to amounts due currently, accounts receivable includes accrued income of approximately $26,006,000 and $25,766,000, at June 30, 2009 and December 31, 2008, respectively, representing the cumulative difference between minimum rental income recognized on a straight-line basis and contractual payments due under the terms of respective tenant leases. These amounts are presented after netting allowances of approximately $34,000 and $51,000, respectively, for tenants whose rent payment history or financial condition casts doubt upon the tenant’s ability to perform under its lease obligations.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments are highly liquid investments that are both readily convertible to cash or so near their maturity that they present insignificant risk of changes in value arising from interest rate fluctuations. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date. The Company’s June 30, 2009 cash balances are held in non-interest bearing accounts, which are fully insured by the Federal Government.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are capitalized and amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of approximately $5,055,000 and $5,079,000, at June 30, 2009 and December 31, 2008, respectively.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the following month’s rent, prepayment of real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and advance payments by tenants for tenant construction work provided by the Company. In addition, deferred income includes the fair value of a below market lease component associated with acquisition properties as determined pursuant to the application of SFAS No. 141.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of June 30, 2009, 210,000 shares are currently credited to the directors pursuant to the deferred compensation plans.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares, as of the 2009 Annual Meeting of Shareholders. The shares were valued at the closing stock price on the dates the shares were awarded and the total value is included in general and administrative expenses upon grant date.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.7% common interest as of June 30, 2009. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the statements of operations represent earnings allocated to limited partnership interests held by the Saul Organization.

Per Share Data

Per share data is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Options granted in 2003 and 2004 are dilutive because the

Notes to Consolidated Financial Statements (Unaudited)

average share price of the Company’s common stock exceeds the exercise prices. Options granted 2005-2009 (332,500 options) are excluded because the average price of the Company’s common stock was below the exercise prices as of June 30, 2009 and thus are non-dilutive. The treasury stock method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding
(In thousands)	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding-Basic	17,882	17,803	17,876	17,785
Effect of dilutive options	35	175	32	176

Weighted average common shares outstanding-Diluted	17,917	17,978	17,908	17,961

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 establishes consistent accounting and reporting standards for the noncontrolling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS No. 160, for all periods presented, on January 1, 2009 resulted in (i) the reclassification of minority interest in the consolidated balance sheets of the Company to noncontrolling interest, a component of permanent equity, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interest on the consolidated statements of operations, (iii) the inclusion of noncontrolling interest in the statement of stockholders’ equity, and (iv) additional disclosures, including noncontrolling interest activity for the quarter and six months ended June 30, 2009 and 2008.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited

Notes to Consolidated Financial Statements (Unaudited)

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

SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were only disclosed annually. With the issuance of FAS No. 107-1 and APB Opinion No. 28-1, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value. SFAS No. 107-1 and APB Opinion No. 28-1 were adopted by the Company in the second quarter of 2009. See Footnote No. 10, “Fair Value of Financial Instruments” for the relevant disclosures.

SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 was adopted by the Company in the second quarter of 2009 and the adoption of which did not have a material impact on our financial statements. See Footnote No. 13, “Subsequent Events” for the related disclosures.

3.	Real Estate Acquired

Westview Village

In November 2007, the Company purchased a land parcel in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. Construction of the building shell was completed in the second quarter of 2009, and the project’s initial tenants have opened for business.

Northrock

In January 2008, the Company acquired an undeveloped land parcel in Warrenton, Virginia, located at the southwest corner of the U.S. Route 29/211 and Fletcher Drive intersection. The land purchase price was $12.5 million. The Company has substantially completed construction of a neighborhood shopping center, and the Harris Teeter supermarket and one pad building tenant have commenced operations.

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

Notes to Consolidated Financial Statements (Unaudited)

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

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

The Saul Organization has a 23.3% limited partnership interest, represented by approximately 5,416,000 convertible limited partnership units, in the Operating Partnership, as of June 30, 2009. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2009, all 5,416,000 units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 23.3% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarter ended June 30, 2009 and 2008, were approximately 23,333,000 and 23,394,000, respectively and for the six months ended June 30, 2009 and 2008, were approximately 23,324,000 and 23,377,000, respectively.

Noncontrolling Interest
(In thousands)	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Beginning balance	$2,664	$4,347	$2,967	$4,745
Income allocation	1,195	1,946	3,004	4,094
Distributions	(2,112)	(2,546)	(4,224)	(5,092)

Ending balance	$1,747	$3,747	$1,747	$3,747

Notes to Consolidated Financial Statements (Unaudited)

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt, including amounts owed under the Company’s revolving credit facility, totaled approximately $621,256,000 at June 30, 2009, of which approximately $573,527,000 was fixed-rate debt and approximately $47,729,000 was variable rate debt.

Included in the variable rate debt total was $15,000,000 outstanding on the Company’s $120,000,000 unsecured revolving credit facility at June 30, 2009. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, has a three-year term expiring on December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. As of June 30, 2009, of the $120,000,000 available for borrowing, $15,000,000 was outstanding, approximately $177,000 was committed for letters of credit, and the resulting balance of approximately $104,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of June 30, 2009, operating income from the unencumbered properties determined the interest rate for up to $103,000,000 of the line’s available borrowings, with interest expense to be calculated based upon LIBOR plus a spread of 3.65% to 3.90%. The remaining $17,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

On April 30, 2009, the Company entered into a Modification Agreement, in effect until August 1, 2009, which reduced the Debt Service Coverage covenant under its revolving credit facility from 1.6x to 1.5x and increased the interest rate from a range of LIBOR plus 1.40% to 1.65%, with no LIBOR floor. The maximum commitment under the revolving credit facility was reduced from $150,000,000 to $120,000,000.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of the Northrock construction loan (approximately $17,256,000 outstanding at June 30, 2009) and the Clarendon Center construction loan (approximately $15,473,000 outstanding at June 30, 2009). The fixed-rate notes payable are all non-recourse debt except for $1,875,000 of the increase to the Shops at Fairfax and Boulevard mortgage and $3,882,000 of the Great Falls Center mortgage, both of which are guaranteed by Saul Centers.

On May 14, 2009, the Company closed on the final portion of its April 2008 forward commitment secured by the Great Falls Center. The additional funding totaled $1,882,000 which was based upon the achievement of certain leasing requirements. The loan matures February 1, 2024, requires equal monthly principal and interest payments of $12,518, based upon a 7.00% interest rate and 30-year principal amortization, and requires a final principal payment of approximately $1,414,000 at maturity.

Notes to Consolidated Financial Statements (Unaudited)

Also during May and June 2009, the Company refinanced the mortgage debt secured by four properties. The Company replaced mortgage debt, due to mature December 2011, with new 15-year fixed-rate mortgage debt. The amount borrowed on the new loans totaled $85,000,000 and replaced balances outstanding of $48,059,000. Because the refinanced properties were included in a cross-collateralized pool of six properties, the Company was required to pay down outstanding debt balances of two remaining properties in the amount of $4,806,000. Terms of the new mortgage debt are as follows:

On May 28, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $16,000,000, secured by Village Center. The loan matures June 1, 2024, requires equal monthly principal and interest payments of $119,282, based upon a 7.6% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $10,060,000 at maturity.

On June 2, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $18,500,000, secured by Leesburg Pike. The loan matures June 1, 2024, requires equal monthly principal and interest payments of $134,913, based upon a 7.35% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $11,506,000 at maturity.

On June 12, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $17,000,000, secured by Van Ness Square. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $132,450, based upon a 8.11% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $11,453,000 at maturity.

On June 19, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $33,500,000, secured by Avenel Business Park. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $246,474, based upon a 7.45% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $20,926,000 at maturity.

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 3.0% with a LIBOR minimum of 1.5%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s election subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. Approximately $17,256,000 is outstanding as of June 30, 2009. Concurrent with the execution of the April 30, 2009 revolving credit facility modification agreement, the Company and its lender modified the terms of the construction loan for a 90-day period, to reflect a similar change to the debt service coverage covenant. Additionally, the pricing of the loan was changed to accrue interest payable from an interest rate of LIBOR plus 1.6%, with no LIBOR minimum.

Notes to Consolidated Financial Statements (Unaudited)

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $15,473,000 was outstanding as of June 30, 2009.

At December 31, 2008, the Company’s outstanding debt totaled approximately $567,495,000, of which approximately $548,265,000 was fixed rate and $19,230,000 was variable rate debt. No balances were outstanding on the Company’s $150,000,000 unsecured revolving credit facility as of December 31, 2008.

At June 30, 2009, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule
(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2009	$—		$9,847	$9,847
2010	15,000	(a)	16,908	31,908
2011	51,988	(b)	17,826	69,814
2012	96,300		16,452	112,752
2013	39,440		10,785	50,225
2014	13,176		10,687	23,863
Thereafter	246,344		76,503	322,847

	$462,248		$159,008	$621,256

(a)	Revolving Credit Facility.
(b)	Includes the Clarendon Center and Northrock construction loan balances as of June 30, 2009, totaling $32,729.

Notes to Consolidated Financial Statements (Unaudited)

Interest expense and amortization of deferred debt costs for the quarters and six month periods ended June 30, 2009 and 2008, respectively were as follows:

Interest Expense and Amortization of Deferred Debt Costs
	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest incurred	$9,720	$9,324	$18,976	$18,410
Amortization of deferred debt costs	292	300	591	585
Costs related to modification of revolving credit facility	280	—	280	—
Capitalized interest	(1,510)	(919)	(2,869)	(1,686)

	$8,782	$8,705	$16,978	$17,309

6.	Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations include net income attributable to noncontrolling interest of $3,004,000 and $4,094,000 for the six months ended June 30, 2009 and 2008, respectively, representing The Saul Organization’s limited partnership interest share of net income for each period.

On March 20, 2008, the Company filed a shelf registration statement (the “Shelf Registration Statement”) with the SEC relating to the future offering of up to an aggregate of $140,000,000 of preferred stock and depositary shares. On March 27, 2008, the Company sold 3,000,000 depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock, providing net cash proceeds of $72,100,000. The underwriters exercised an over-allotment option, purchasing an additional 173,115 depositary shares providing additional net cash proceeds of $4,200,000.

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

Chevy Chase Bank was an affiliate of The Saul Organization until February 28, 2009 and leases space in 20 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to approximately $658,000 for the two months ended February 28, 2009 and $1,674,000 for the six months ended June 30, 2008.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. From January 1, 2002 until December 31, 2008, only employer contributions were made to the plan. Beginning January 1, 2009, all employer contributions were made to individual 401(K) accounts. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, is 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $223,000 and $207,000, for the six months ended June 30, 2009 and 2008, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation over a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled approximately $119,000 and $61,000, for the six months ended June 30, 2009 and 2008, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was approximately $1,212,000 and $1,082,000 at June 30, 2009 and December 31, 2008, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The Agreement was not impacted by the February 28, 2009 sale of Chevy Chase Bank. The method for determining the cost of the shared services is provided for in the Agreement and depending upon the service, is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2009 and 2008, which included rental expense for the Company’s headquarters lease, totaled approximately $2,816,000 and $2,603,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of June 30, 2009 and December 31, 2008, accounts payable, accrued expenses and other liabilities included approximately $300,000 and $324,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the Agreement, the Company pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by the Company and The Saul Organization. The Company’s rent expense for the six months ended June 30, 2009 and 2008 was approximately $420,000 and $404,000, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to $104,000 and $136,000 for the six months ended June 30, 2009 and 2008, respectively.

8.	Non-Operating Items

Loss on Early Extinguishment of Debt

In conjunction with the early repayment of four mortgage loans refinanced during May and June 2009 as described in Note 5, the Company incurred prepayment penalties of $1,442,000 and wrote-off unamortized deferred debt costs of $218,000 for a combined charge of $1,660,000.

Gain on Property Dispositions

The gain on property disposition of approximately $205,000 during the quarter ended June 30, 2008 represents proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma. There were no property dispositions during the six months ended June 30, 2009.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2009:

Stock options issued
	Officers					Directors
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	32,500	182,500	792,500
Vested	212,500	115,000	121,250	67,500	516,250	30,000	30,000	30,000	30,000	30,000	32,500	182,500	698,750
Exercised	96,422	28,750	6,250	—	131,422	6,200	2,500	—	—	—	—	8,700	140,122
Forfeited	7,500	7,500	11,250	—	26,250	—	—	—	—	—	—	—	26,250
Exercisable at June 30, 2009	116,078	86,250	115,000	67,500	384,828	23,800	27,500	30,000	30,000	30,000	32,500	173,800	558,628
Remaining unexercised	116,078	86,250	115,000	135,000	452,328	23,800	27,500	30,000	30,000	30,000	32,500	173,800	626,128
Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15	$32.68
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237	0.344
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0	6.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%	4.54%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%	2.19%
Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$1,044,050	$3,341,273
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	—	64,350
Expensed in previous years	320,875	274,850	347,752	524,529	1,468,006	66,600	71,100	143,400	285,300	254,700	—	821,100	2,289,106
Expensed in 2009	—	—	30,548	157,360	187,908	—	—	—	—	—	222,950	222,950	410,858
Future expense	$—	$—	$—	$576,959	$576,959	$—	$—	$—	$—	$—	$—	$—	576,959
Weighted average term of future expense		1.8 years

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2009:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	593,628	$37.25
Granted	32,500	32.68
Exercised	—	—
Expired/Forfeited	—	—
Outstanding June 30	626,128	37.02	$958,000
Exercisable at June 30	558,628	34.94	958,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period, had there been any, would have been calculated by using the closing share price on the date of exercise. At June 30, 2009, the closing share price of $29.57 was lower than the exercise price of all options granted subsequent to 2004. Therefore only options granted during 2003 and 2004 had intrinsic value as of June 30, 2009. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.2 and 6.0 years, respectively.

10.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, the fair value of the fixed-rate notes payable are slightly less than the $573,527,000 and $548,265,000 carrying value at June 30, 2009 and December 31, 2008, respectively. Management estimates that the fair value of these fixed rate notes payable, assuming long-term interest rates of approximately 7.60% and 7.15%, would be approximately $556,194,000 and $525,285,000, as of June 30, 2009 and December 31, 2008, respectively.

11.	Commitments and Contingencies

The Company is not subject to any material litigation, nor, to management’s knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business. Management believes that these items, individually or in the aggregate, will not have a material adverse impact on the Company or the Current Portfolio Properties.

Notes to Consolidated Financial Statements (Unaudited)

12.	Business Segments

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon net operating income for properties in each segment.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended June 30, 2009			(1)
Real estate rental operations:
Revenue	$29,697	$9,716	$3	$39,416
Expenses	(6,948)	(2,749)	—	(9,697)

Income from real estate	22,749	6,967	3	29,719
Interest expense & amortization of deferred debt costs	—	—	(8,782)	(8,782)
General and administrative	—	—	(3,280)	(3,280)

Subtotal	22,749	6,967	(12,059)	17,657
Depreciation and amortization of deferred leasing costs	(5,116)	(1,967)	—	(7,083)
Loss on early extinguishment of debt	—	—	(1,660)	(1,660)
Net income attributable to noncontrolling interest	—	—	(1,195)	(1,195)

Net income attributable to Saul Centers, Inc.	$17,633	$5,000	$(14,914)	$7,719

Capital investment	$8,017	$420	$12,013	$20,450

Total assets	$672,816	$109,454	$123,181	$905,451

Quarter ended June 30, 2008
Real estate rental operations:
Revenue	$30,212	$9,649	$244	$40,105
Expenses	(6,504)	(2,542)	—	(9,046)

Income from real estate	23,708	7,107	244	31,059
Interest expense & amortization of deferred debt costs	—	—	(8,705)	(8,705)
General and administrative	—	—	(3,190)	(3,190)

Subtotal	23,708	7,107	(11,651)	19,164
Depreciation and amortization of deferred leasing costs	(5,020)	(1,969)	—	(6,989)
Net income attributable to noncontrolling interest	—	—	(1,946)	(1,946)

Net income attributable to Saul Centers, Inc.	$18,688	$5,138	$(13,597)	$10,229

Capital investment	$6,807	$243	$6,391	$13,441

Total assets	$657,806	$117,531	$76,702	$852,039

(1)	Clarendon Center development included because a significant component will be residential.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2009			(1)
Real estate rental operations:
Revenue	$59,424	$19,675	$6	$79,105
Expenses	(14,242)	(5,568)	—	(19,810)

Income from real estate	45,182	14,107	6	59,295
Interest expense & amortization of deferred debt costs	—	—	(16,978)	(16,978)
General and administrative	—	—	(6,069)	(6,069)

Subtotal	45,182	14,107	(23,041)	36,248
Depreciation and amortization of deferred leasing costs	(10,131)	(3,993)	—	(14,124)
Loss on early extinguishment of debt	—	—	(1,660)	(1,660)
Net income attributable to noncontrolling interest	—	—	(3,004)	(3,004)

Net income attributable to Saul Centers, Inc.	$35,051	$10,114	$(27,705)	$17,460

Capital investment	$17,240	$676	$19,991	$37,907

Total assets	$672,816	$109,454	$123,181	$905,451

Six months ended June 30, 2008
Real estate rental operations:
Revenue	$59,262	$19,254	$311	$78,827
Expenses	(12,955)	(5,270)	—	(18,225)

Income from real estate	46,307	13,984	311	60,602
Interest expense & amortization of deferred debt costs	—	—	(17,309)	(17,309)
General and administrative	—	—	(6,113)	(6,113)

Subtotal	46,307	13,984	(23,111)	37,180
Depreciation and amortization of deferred leasing costs	(9,939)	(3,993)	—	(13,932)
Gain on property dispositions	205	—	—	205
Net income attributable to noncontrolling interest	—	—	(4,094)	(4,094)

Net income attributable to Saul Centers, Inc.	$36,573	$9,991	$(27,205)	$19,359

Capital investment	$74,260	$311	$8,849	$83,420

Total assets	$657,806	$117,531	$76,702	$852,039

(1)	Clarendon Center development included because a significant component will be residential.

Notes to Consolidated Financial Statements (Unaudited)

13.	Subsequent Events

The Company has reviewed operating activities for the period subsequent to June 30, 2009 and prior to the date the financial statements are issued or are available to be issued, August 10, 2009.

On July 9, 2009, the Company entered into a Second Modification Agreement to its $120,000,000 unsecured revolving credit facility. The modification extended the maturity date of the facility from December 19, 2010 to June 30, 2012, which term may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Until December 31, 2010, certain or all of the lenders may, upon request by the Company, increase the revolving credit facility line by $30,000,000. The modification reduced the interest expense coverage from 2.5x to 2.2x, reduced the existing debt service coverage from 1.5x to 1.4x (and recharacterized such test as fixed charge coverage) and created a new debt service coverage test (exclusive of preferred stock dividends) of 1.6x.

On July 28, 2009, Company entered into a Third Modification Agreement increasing the maximum commitment under the facility from $120,000,000 to $150,000,000 with the addition of a fourth lender.

Also in July 2009, the Company repaid the full outstanding balance of $15,000,000 on the unsecured revolving credit facility.

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of June 30, 2009 and for the three and six-month periods ended June 30, 2009.

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

The current downturn in the national economy has negatively affected both the office and retail markets in the metropolitan Washington, D.C. area, where the majority of the Company’s properties are located. Continued stress in the local economies where the Company’s properties are located may lead to increased tenant bankruptcies, increased vacancies and decreased rental rates.

With a severe decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Store closings are on the increase and retailers expanding their store count have become extremely rare. Vacancies remain high compared to prior periods. Our overall portfolio leasing percentage was 91.8% at June 30, 2009 compared to 94.2% at December 31, 2008, and 94.8% at June 30, 2008.

The Company maintains a ratio of total debt to total assets of under 50%, which allows the Company to obtain additional secured borrowings, if necessary. As of June 30, 2009, fixed-rate debt represented approximately 92% of the Company’s notes payable, thus minimizing the effect of increased interest rates on the Company’s financial condition. The Company’s earliest significant fixed rate debt maturity is not until 2011. As of August 10, 2009, the Company had no borrowings on its $150,000,000 revolving credit facility.

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

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company performs a comparison of the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.

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

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating successful leases are capitalized and amortized over the initial base term of the leases. Deferred leasing costs consist of commissions paid to third-party leasing agents as well as internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions. In addition, deferred leasing costs include amounts attributed to in-place leases associated with acquisition properties as determined pursuant to the application of SFAS No. 141.

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

Results of Operations

Quarter ended June 30, 2009 compared to quarter ended June 30, 2008

Revenue
	Quarters ended June 30,		2009 to 2008 Change
(Dollars in thousands)	2009	2008	$	%
Base rent	$31,131	$31,751	$(620)	-2.0%
Expense recoveries	7,048	6,945	103	1.5%
Percentage rent	328	232	96	41.4%
Other	909	1,177	(268)	-22.8%

Total revenue	$39,416	$40,105	$(689)	-1.7%

Note: (Dollars in thousands)

Base rent includes $282 and $291 for the quarters ended June 30, 2009 and 2008, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $308 and $437, for the quarters ended June 30, 2009 and 2008, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141.

Total revenue decreased 1.7% in the quarter ended June 30, 2009 (“2009 Quarter”) compared to the corresponding prior year’s quarter (“2008 Quarter”). The revenue decrease for the 2009 Quarter resulted from declining revenues from core properties (properties which were in operation for both quarters) due to decreased occupancy levels and the resulting loss of base rent. Partially offsetting the core property revenue decline was rental income from the operations of two developed properties initiating operations in March and April 2009. The properties (Northrock and Westview) are defined as the “Development Properties,” and contributed $154,000 of increased revenue. A discussion of the components of revenue follows.

Base rent. The decrease in base rent for the 2009 Quarter versus the 2008 Quarter was attributable to vacancies during the quarter at four shopping centers; small shop space at Lansdowne Town Center and Broadlands Village, both located in Loudoun County, Virginia; an anchor space at Seven Corners in Falls Church, Virginia; an anchor space at White Oak in Silver Spring, Maryland and one office property, Avenel Business Park (approximately $753,000). The vacant anchor spaces at both Seven Corners and White Oak have been re-leased, with rents commencing in June and July 2009, respectively. Partially offsetting the decreased base rent from the aforementioned five properties were leases in effect at the Development Properties (approximately $150,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The amount of expense recoveries recognized in the 2009 Quarter compared to the 2008 Quarter was less than the increase in property operating expenses and real estate taxes because credits were issued to some tenants upon the annual reconciliation of prior year billings, an increase in non-recoverable expenses such as advertising, legal and other professional services as well as reduced occupancy in certain of the properties.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. The largest contribution to the increase for the 2009 Quarter was percentage rent received from a new Seven Corners restaurant which did not operate during the 2008 Quarter (approximately $39,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The decrease in other revenue for the 2009 Quarter resulted primarily from a decrease in interest income on invested cash balances (approximately $241,000) and decreased lease termination fees (approximately $75,000) offset in part by increased parking revenue primarily at 601 Pennsylvania Avenue (approximately $67,000).

Operating Expenses
	Quarters ended June 30,		2009 to 2008 Change
(Dollars in thousands)	2009	2008	$	%
Property operating expenses	$4,845	$4,527	$318	7.0%
Provision for credit losses	232	241	(9)	-3.7%
Real estate taxes	4,620	4,278	342	8.0%
Interest expense and amortization of deferred debt costs	8,782	8,705	77	0.9%
Depreciation and amortization of leasing costs	7,083	6,989	94	1.3%
General and administrative	3,280	3,190	90	2.8%

Total operating expenses	$28,842	$27,930	$912	3.3%

Increases in operating expenses resulted primarily from increased property taxes and property operating expenses from the operation of the core properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. During the 2009 Quarter, the Company incurred increased non-recoverable expenses, particularly tenant legal and litigation expenses (approximately $114,000), legal related to the refinancing of four properties (approximately $42,000) and advertising expenses (approximately $33,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimation of amounts previously included in income and owed by tenants that may not be collectible. The 2009 Quarter’s loss provision is consistent with the 2008 Quarter’s provision. The quarterly provisions for credit losses represent approximately six tenths of one percent (0.6%) of total revenue for 2009 and 2008 Quarters, respectively, and reflect the impact of the challenging economic conditions.

Real estate taxes. The increase in real estate taxes for the 2009 Quarter versus the 2008 Quarter was primarily due to an 8.0% increase in core property real estate tax expense over the 2008 Quarter’s amount, impacted largely by increased taxes at several of the Company’s Northern Virginia shopping centers and 601 Pennsylvania Avenue.

Interest expense and amortization of deferred debt. Interest expense increased in the 2009 Quarter versus the 2008 Quarter due primarily to costs incurred to modify the Company’s revolving credit facility in the amount of $280,000. Partially offsetting the impact of the line modification costs were increased construction loan borrowing and the resulting increase in capitalized interest. The Company increased indebtedness to fund its development and construction costs, however these interest costs were capitalized as project costs and did not impact interest expense for the 2009 Quarter. The Company also increased indebtedness with the refinancing of four mortgage loans at the end of the 2009 Quarter, but the impact to interest expense will not be fully recognized until the following quarter. Average outstanding borrowing for the 2009 Quarter increased approximately $40,126,000 from the 2008 Quarter. The new borrowing reduced the average interest rate by 0.23%. The combined impact of the new borrowings, at a lower average rate, resulted in an approximately $321,000 increase in interest expense. Interest capitalized as a cost of construction and development projects increased during the 2009 Quarter compared to the 2008 Quarter decreased interest expense by approximately $591,000 ($1,510,000 versus $919,000) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Decreased deferred debt cost amortization reduced interest expense by approximately $8,000 ($292,000 versus $300,000).

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development Properties and properties acquired and placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense increase during the 2009 Quarter resulted from increased state income taxes (approximately $61,000).

Loss on Early Extinguishment of Debt. These are primarily pre-payment penalties for the early retirement of mortgage debt (approximately $1,442,000). The Company refinanced mortgage debt with outstanding balances totaling $48,059,000, prior to its December 2011 maturity, in order to obtain new mortgage debt totaling $85,000,000. Also included are write-offs of unamortized deferred debt costs related to the repaid mortgages (approximately $218,000). There were no early extinguishment of debt costs in the 2008 Quarter.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenue
	Six months ended June 30,		2009 to 2008 Change
(Dollars in thousands)	2009	2008	$	%
Base rent	$61,796	$62,133	$(337)	-0.5%
Expense recoveries	14,628	14,078	550	3.9%
Percentage rent	561	546	15	2.7%
Other	2,120	2,070	50	2.4%

Total revenue	$79,105	$78,827	$278	0.4%

Note: (Dollars in thousands)

Base rent includes $240 and $611 for the six months ended June 30, 2009 and 2008, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $655 and $569, for the six months ended June 30, 2009 and 2008, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141.

Total revenue increased 0.4% in the six months ended June 30, 2009 (“2009 Period”) compared to the corresponding prior year’s period (“2008 Period”). The revenue increase for the 2009 Period resulted from rental income from the operations of the Development Properties and three 2008 acquisition properties, (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony) together defined as the “Development and Acquisition Properties,” which contributed $1,411,000 of increased revenue. Partially offsetting the increase from the Development and Acquisition Properties was declining revenues from the core properties (properties which were in operation for both periods) due to decreased occupancy levels and the resulting loss of base rent. A discussion of the components of revenue follows.

Base rent. The decrease in base rent for the 2009 Period versus the 2008 Period was attributable to vacancies during the six months at four shopping centers; small shop space at Broadlands Village and Ashburn Village, both located in Loudoun County, Virginia; an anchor space at Seven Corners in Falls Church, Virginia; and an anchor space at White Oak in Silver Spring, Maryland (approximately $1,166,000). The vacant anchor spaces at both Seven Corners and White Oak have been re-leased with rents commencing in June and July 2009, respectively. Increased vacancy at two office properties, Avenel Business Park and Van Ness Square (approximately $397,000), also contributed to the base rent decrease. Partially offsetting the core property base rent decline was base rent on leases in effect at the Development and Acquisition Properties (approximately $1,190,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The amount of expense recoveries recognized in the 2009 Period compared to the 2008 Period was less than the increase in property operating expenses and real estate taxes because credits were issued to some tenants upon the annual reconciliation of prior year billings, increases in non-recoverable expenses such as advertising, legal and other professional services, and reduced occupancy in certain of the properties. The operation of the Development and Acquisition Properties contributed toward the increase in expense recoveries (approximately $192,000).

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2009 Period resulted primarily from increased lease termination fees (approximately $273,000) and parking revenue (approximately $134,000) offset in part by decreased interest income on invested cash balances (approximately $305,000).

Operating Expenses
	Six months ended June 30,		2009 to 2008 Change
(Dollars in thousands)	2009	2008	$	%
Property operating expenses	$10,215	$9,512	$703	7.4%
Provision for credit losses	559	424	135	31.8%
Real estate taxes	9,036	8,289	747	9.0%
Interest expense and amortization of deferred debt costs	16,978	17,309	(331)	-1.9%
Depreciation and amortization of leasing costs	14,124	13,932	192	1.4%
General and administrative	6,069	6,113	(44)	-0.7%

Total operating expenses	$56,981	$55,579	$1,402	2.5%

Increases in operating expenses resulted primarily from increased property taxes and the operation and financing of the Development and Acquisition Properties as well as increased provision for credit losses throughout the remaining core properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Increased repairs and maintenance at the core shopping centers, primarily due to increased snow removal costs (50.2% or approximately $353,000), tenant legal and litigation expenses (32.3% or approximately $227,000) and expenses required to operate the Development and Acquisition Properties (20.1% or approximately $141,000) produced the 2009 Period expense increase.

Provision for credit losses. The provision for credit losses represents the Company’s estimation of amounts previously included in income and owed by tenants that may not be collectible. The $135,000 increase, primarily independent small shop retailers, in the 2009 Period’s loss provision versus the 2008 Period resulted from tenant vacancies caused by the current economic downturn. The provision for credit losses of approximately seven tenths of one percent (0.7%) and five tenths of one percent (0.5%), of total revenue for 2009 and 2008 Periods, respectively, reflects the impact of the currently unfavorable economic condition.

Real estate taxes. The increase in real estate taxes for the 2009 Period versus the 2008 Period was primarily due to a same property shopping center increase of $453,000 (60.7% of total real estate tax increase), a 7.7% increase over the 2008 Period’s amount, impacted largely by increased taxes at several of the Company’s Northern Virginia shopping centers. The Office Properties, particularly 601 Pennsylvania Avenue, contributed to the increase (26.2% or approximately $196,000), an 8.5% increase of the 2008 Period’s amount, as well as the Development and Acquisition Properties (13.1% or approximately $98,000).

Interest expense and amortization of deferred debt. Interest expense decreased in the 2009 Period versus the 2008 Period due primarily to increased capitalized interest as a result of the Company’s development activity. The Company increased indebtedness to fund its development and construction costs, however these interest costs were capitalized as project costs and did not impact interest expense for the 2009 Period. The Company also increased indebtedness with the refinancing of four mortgage loans at the end of the 2009 Period, but the impact to interest expense will not be fully recognized until the following quarter. Average outstanding borrowing for the 2009 Period increased approximately $36,166,000 from the 2008 Period. The new borrowing reduced the average interest rate by 0.24%. The combined impact of the new borrowings, at a lower average rate, resulted in an approximately $490,000 increase in interest expense. Interest capitalized as a cost of construction and development projects increased during the 2009 Period compared to the 2008 Period which decreased interest expense by approximately $1,183,000 ($2,869,000 versus $1,686,000) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Increased deferred debt cost amortization increased interest expense by approximately $6,000 ($591,000 versus $585,000). Also increasing interest expense for the 2009 Period were costs incurred to modify the Company’s revolving credit facility in the amount of $280,000.

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The general and administrative expense decrease during the 2009 Period resulted from reduced professional expenses (approximately $72,000), options expense (approximately $67,000) and abandoned acquisition costs (approximately $64,000) offset in part by increased payroll benefit expenses (approximately $127,000).

Loss on Early Extinguishment of Debt. These are primarily pre-payment penalties for the early retirement of mortgage debt (approximately $1,442,000). The Company refinanced mortgage debt with outstanding balances totaling $48,059,000, prior to its December 2011 maturity, in order to obtain new mortgage debt totaling $85,000,000. Also included are write-offs of unamortized deferred debt costs related to the repaid mortgages (approximately $218,000). There were no early extinguishment of debt costs in the 2008 Period.

Liquidity and Capital Resources

Cash and cash equivalents were $38,213,000 and $36,964,000 at June 30, 2009 and 2008, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash provided by operating activities	$35,797	$39,634
Cash used in investing activities	(37,907)	(83,215)
Cash provided by financing activities	27,317	74,780

Increase in cash and cash equivalents	$25,207	$31,199

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2009 Period primarily reflect the development and construction costs of Clarendon Center, Northrock and Westview Village. Investing activities for the 2008 Period primarily reflect the acquisition of three operating properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony) and a land parcel (Northrock) and to a lesser extent development costs of Clarendon Center, Northrock and Westview Village. Tenant improvement and property capital expenditures totaled $4,548,000 and $5,156,000, for the 2009 and 2008 Periods, respectively.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2009 primarily reflects:

•	proceeds of $86,882,000 received from fixed-rate mortgage notes payable originated during the period;

•	proceeds of $30,000,000 received from advances provided by the revolving credit facility during the period;

•	proceeds of $13,499,000 received from construction loan draws during the period; and

•	proceeds of $470,000 from the issuance of common stock from shares issued under the dividend reinvestment program;

which was partially offset by:

•	the repayment of mortgage note payable borrowings totaling $61,620,000;

•	the repayment of $15,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $13,937,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $4,224,000; and

•	distributions made to preferred stockholders during the period totaling $7,570,000; and

•	payments of $1,183,000 for financing costs of mortgage notes payable.

Cash provided by financing activities for the six months ended June 30, 2008 primarily reflects:

•	proceeds of $76,317,000 received from the issuance of Series B preferred stock during the period;

•	proceeds of $38,184,000 received from fixed-rate mortgage notes payable originated during the period;

•	proceeds of $19,000,000 received from advances provided by the revolving credit facility during the period; and

•	proceeds of $2,896,000 received from the issuance of common stock from options exercised and shares issued under the dividend reinvestment program.

which was partially offset by:

•	the repayment of mortgage note payable borrowings totaling $8,065,000;

•	repayments of $27,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $16,699,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $5,092,000;

•	distributions made to preferred stockholders during the period totaling $4,000,000; and

•	payments of $761,000 for financing costs of mortgage notes payable.

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

As of June 30, 2009, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2009	$—		$9,847	$9,847
2010	15,000	(a)	16,908	31,908
2011	51,988	(b)	17,826	69,814
2012	96,300		16,452	112,752
2013	39,440		10,785	50,225
2014	13,176		10,687	23,863
Thereafter	246,344		76,503	322,847

	$462,248		$159,008	$621,256

(a)	Revolving Credit Facility balance, paid off in July 2009. (b) Includes the Clarendon Center and Northrock construction loan balances as of June 30, 2009, totaling $32,729, which amounts will increase substantially through 2011. The commitments of these loans total $179,300.

Management believes that the Company’s capital resources, which at June 30, 2009 included cash balances of approximately $38,213,000 and borrowing availability of approximately $104,823,000 on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 9,416 and 49,389 shares under the DRIP at a weighted average discounted price of $31.86 and $49.14 per share, during the six month periods ended June 30, 2009 and 2008, respectively. The Company also credited 5,393 and 4,199 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $31.88 and $49.14 per share, during the six month periods ended June 30, 2009 and 2008, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2009.

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

The Company maintains an unsecured revolving credit facility. The facility is intended to provide working capital and funds for acquisitions, certain developments and redevelopments. The credit facility has a three-year term expiring December 19, 2010 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the facility. On June 30, 2009, of the $120,000,000 available for borrowing under the line facility, $15,000,000 was outstanding, approximately $177,000 was committed for letters of credit, and the resulting balance of approximately $104,823,000 was available to borrow for working capital, operating property acquisitions or development projects. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and to a lesser extent, certain leverage tests. As of June 30, 2009, operating income from the unencumbered properties determined the interest rate for up to $103,000,000 of the line’s available borrowings, with interest expense to be calculated based upon LIBOR plus a spread of 3.65% to 3.90%. The remaining $17,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

As of June 30, 2009, borrowings of $15,000,000 were outstanding under the facility. The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of June 30, 2009, the material covenants required the Company, on a consolidated basis, to:

•

limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $600 million plus 90% of the Company’s future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.5x on a trailing 12-full calendar month basis (interest expense coverage);

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.5x (debt service coverage); and

•	limit the amount of variable rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt.

As of June 30, 2009, the Company was in compliance with all such covenants.

The Company improved its line of credit flexibility and extended maturity dates of both of its revolving credit facility and selected secured debt financings beyond 2011. On April 30, 2009, the Company entered into a Modification Agreement, in effect until August 1, 2009, which reduced the Debt Service Coverage ratio under its Line of Credit from 1.6x to 1.5x. Borrowings under the line of credit, based on the Company’s leverage, are at LIBOR plus 3.725%, with a LIBOR floor of 1.50%, an increase from the former LIBOR plus 1.475%. The maximum commitment under the Line of Credit was reduced from $150,000,000 to $120,000,000. On July 9, 2009, the Company entered into a Second Modification Agreement which extended the maturity date of the facility from December 19, 2010 to June 30, 2012, with an option for the Company to extend for one additional year subject to the Company’s satisfaction of certain conditions. The modification reduced the interest expense coverage for the facility from 2.5x to 2.2x, reduced the existing debt service coverage from 1.5x to 1.4x (and recharacterized the test as fixed charge coverage) and created a new debt service coverage (exclusive of preferred stock dividends) of 1.6x. On July 28, 2009, Company entered into a Third Modification Agreement increasing the maximum commitment under the facility from $120,000,000 to $150,000,000 with the addition of a fourth lender. Also in July 2009, the Company repaid the full outstanding balance of $15,000,000 on the unsecured revolving credit facility.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of the Northrock construction loan (approximately $17,256,000 outstanding at June 30, 2009) and the Clarendon Center construction loan (approximately $15,473,000 outstanding at June 30, 2009). The fixed-rate notes payable are all non-recourse debt except for $1,875,000 of the increase to the Shops at Fairfax and Boulevard mortgage and $3,882,000 of the Great Falls Center mortgage, both of which are guaranteed by Saul Centers.

On May 14, 2009, the Company closed on the final portion of its April 2008 forward commitment secured by the Great Falls Center. The additional funding totaled $1,882,000 which was based upon the achievement of certain leasing requirements. The loan matures February 1, 2024, requires equal monthly principal and interest payments of $12,518, based upon a 7.00% interest rate and 30-year principal amortization, and requires a final principal payment of approximately $1,414,000 at maturity.

Also during May and June 2009, the Company refinanced the mortgage debt secured by four properties. The Company replaced mortgage debt, due to mature December 2011, with new 15-year fixed-rate mortgage debt. The amount borrowed on the new loans totaled $85,000,000 and replaced balances outstanding of $48,059,000. In conjunction with the early repayment of the in-place debt, the Company incurred prepayment penalties of $1,442,000 and wrote-off unamortized deferred debt costs totaling $218,000. Because the refinanced properties were included in a cross-collateralized pool of six properties, the Company was required to pay down outstanding debt balances of two remaining properties in the amount of $4,806,000. Terms of the new mortgage debt are as follows:

On May 28, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $16,000,000, secured by Village Center. The loan matures June 1, 2024, requires equal monthly principal and interest payments of $119,282, based upon a 7.6% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $10,060,000 at maturity.

On June 2, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $18,500,000, secured by Leesburg Pike. The loan matures June 1, 2024, requires equal monthly principal and interest payments of $134,913, based upon a 7.35% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $11,506,000 at maturity.

On June 12, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $17,000,000, secured by Van Ness Square. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $132,450, based upon a 8.11% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $11,453,000 at maturity.

On June 19, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $33,500,000, secured by Avenel Business Park. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $246,474, based upon a 7.45% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $20,926,000 at maturity.

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 3.0% with a LIBOR minimum of 1.5%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s election subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. Approximately $17,256,000 is outstanding as of June 30, 2009. Concurrent with the execution of the April 30, 2009 revolving credit facility modification agreement, the Company and its lender modified the terms of the construction loan for a 90-day period, to reflect a similar change to the debt service coverage covenant. Additionally, the pricing of the loan was changed to accrue interest payable from an interest rate of LIBOR plus 1.6%, with no LIBOR minimum.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $15,473,000 was outstanding as of June 30, 2009.

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

Funds From Operations

For the quarter ended June 30, 2009, the Company reported Funds From Operations (FFO)(1) available to common shareholders of approximately $12,212,000, representing a 20.6% decrease over the comparative 2008 quarter’s FFO available to common shareholders. For the six months ended June 30, 2009, the Company reported FFO available to common shareholders of approximately $27,018,000, representing a 13.7% decrease over the comparative 2008 period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation
	Quarter ended June 30,		Six months ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Net income attributable to Saul Centers	$7,719	$10,229	$17,460	$19,359
Less: Gain on property dispositions	—	—	—	(205)
Add:
Depreciation & amortization of real property	7,083	6,989	14,124	13,932
Noncontrolling interest	1,195	1,946	3,004	4,094

FFO	15,997	19,164	34,588	37,180
Subtract:
Preferred stock dividends	(3,785)	(3,786)	(7,570)	(5,883)

FFO available to common shareholders	$12,212	$15,378	$27,018	$31,297

Average shares & units used to compute FFO per share	23,333	23,394	23,324	23,377

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus income attributable to the noncontrolling interest, extraordinary items and real estate depreciation and amortization, excluding gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Smallwood Village Center and Boulevard shopping centers. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2007, 2008 and the six months ended June 30, 2009.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 77.1% leased at June 30, 2009. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center totals approximately 173,000 square feet. Substantial completion of construction was achieved during the second quarter of 2009. Project costs totaled approximately $6.9 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its Clarendon and Clarendon Station operating properties) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. The south block’s four-level sub-surface parking garage was structurally completed during the second quarter of 2009 and above grade construction has commenced. Structural concrete work is currently proceeding on levels two through six of the office and residential buildings. Excavation, sheeting and shoring of the north block is nearing completion. The Company estimates substantial completion of shell construction in late 2010.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. The development totals approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and as of June 30, 2009, has executed leases for 19,673 square feet, or approximately 26% of the total retail space. The Company commenced construction in early 2008 and anticipates total construction and development costs, including land, to be approximately $26.5 million. Substantial completion of the building shell was achieved during the second quarter of 2009, and the project’s initial tenants have opened for business.

Northrock

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company is constructing Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 62% of the project is leased at June 30, 2009. The Harris Teeter supermarket chain leases a 52,700 square foot grocery store which opened in early June 2009. Additionally, the Company has executed a lease with Chevy Chase Bank for a pad building which opened February 2009 and has executed leases for 7,896 square feet of shop space. The Company purchased the land for $12.5 million, with total construction and development costs, including land, projected to be approximately $27.9 million. The majority of the development costs were funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 91.0% leased at June 30, 2009 and was acquired for a purchase price of $36.6 million, subject to the assumption of a $10.3 million mortgage loan.

BJ’s Wholesale Club

On March 28, 2008, the Company completed the acquisition of the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at June 30, 2009 and was acquired for a purchase price of $21.0 million.

Marketplace at Sea Colony

On March 28, 2008, the Company completed the acquisition of Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 100% leased at June 30, 2009 and was acquired for a purchase price of $3.0 million.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished. The center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Chevy Chase Bank pad building was constructed and commenced operations. As of June 30, 2009, four shop spaces and the bank pad were leased totaling 9,270 square feet, or 79.8% of the 11,610 square feet of newly constructed space. Substantial completion of construction was achieved during the first quarter of 2009 and total construction and development costs were approximately $2.8 million.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended June 30, 2009 and 2008, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of June 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2009	47	5	7,199,000	1,206,000	91.9%	91.2%
2008	45	5	7,001,000	1,206,000	94.8%	95.4%

On a same property basis, 93.1% of the portfolio was leased, compared to the prior year level of 94.8%. The 2009 leasing percentages decreased due to a net decrease of approximately 144,000 square feet of leased space. The major contributors to the leasing decrease in the shopping center portfolio were Southdale in Glen Burnie, Maryland where the Company’s only Circuit City store vacated (37,000 square feet) and the Company’s four Loudoun County centers (26,000 square feet). Two properties in the office portfolio also contributed to the leasing decrease, Crosstown Business Center in Tulsa, Oklahoma (19,000 square feet) and Avenel Business Park in Gaithersburg, Maryland (33,000 square feet).

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

The Company is exposed to interest rate fluctuations primarily as a result of any variable-rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of June 30, 2009, the Company had variable-rate indebtedness totaling $47,729,000. Interest rate fluctuations will affect the Company’s annual interest expense accrued on its variable-rate debt. If the interest rate on the Company’s variable-rate debt instruments outstanding at June 30, 2009 had been one percent higher, our annual interest expense accrued relating to these debt instruments would have increased by $477,290, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed-rate debt instruments. As of June 30, 2009, the Company had fixed-rate indebtedness totaling $573,527,000. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2009 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $31,351,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2008 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

966 shares were acquired at a price of $31.30 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and his spouse, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2009 dividend distribution.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 24, 2009, the Company held its Annual Meeting of Stockholders, at which Philip D. Caraci, Gilbert M. Grosvenor, Philip C. Jackson, Jr., David B. Kay and Mark Sullivan III were reelected to the Board of Directors for three year terms expiring at the 2012 Annual Meeting. The terms of the remaining Board members did not expire as of the April 24, 2009 meeting and those individuals continue as directors of the Company. Holders of 16,828,893 shares of the Company’s common stock voted in person at the meeting or by proxy (representing 95.4% of outstanding shares eligible to vote) as follows; Mr. Caraci: in favor 16,676,575, withheld 152,318. Mr. Grosvenor: in favor 16,728,243, withheld 100,650. Mr. Jackson: in favor 16,726,488, withheld 102,405. Mr. Kay: in favor 16,748,817, withheld 80,076. Mr. Sullivan: in favor 16,734,574, withheld 94,319. In addition, 16,806,381 voted in favor, 13,928 voted against and 8,584 abstained for, ratification of Ernst & Young as independent public accountants.

Item 5.	Other Information

None

Item 6.	Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restate Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

	(d)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, as amended, dated March 26, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 27, 2008, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Deposit Agreement, dated March 27, 2008, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4.1 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(c)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference.

	(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(l)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(n) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference. Modification to Revolving Credit Agreement, dated April 30, 2009, is filed herewith. Second Modification to Revolving Credit Agreement, dated July 9, 2009, is filed herewith. Third Modification to Revolving Credit Agreement, dated July 28, 2009, is filed herewith.

	(m)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

	(n)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(o)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(p)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(q)	Construction Loan Agreement, dated as of May 14, 2008, by and among Saul Holdings Limited Partnership, U.S. Bank National Association, as agent, and the lenders party to or who become party to such agreement, as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated May 20, 2008, is hereby incorporated by reference.

	(r)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated October 3, 2008, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 10, 2009	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: August 10, 2009	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: August 10, 2009	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer
(principal accounting officer)