Form 10-Q
period 2009-09-30
SAUL CENTERS INC
filed 2009-11-09
CIK 907254

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2009

Commission File Number 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of common stock, par value $0.01 per share outstanding as of November 9, 2009: 18,012,000.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2009	December 31, 2008
	(Unaudited)
Assets

Real estate investments
Land	$223,035	$215,407
Buildings and equipment	738,125	713,154
Construction in progress	126,066	98,920

	1,087,226	1,027,481
Accumulated depreciation	(270,413)	(252,763)

	816,813	774,718
Cash and cash equivalents	14,297	13,006
Accounts receivable and accrued income, net	36,815	37,495
Deferred leasing costs, net	16,170	16,901
Prepaid expenses, net	4,860	2,981
Deferred debt costs, net	7,466	5,875
Other assets	8,294	2,897

Total assets	$904,715	$853,873

Liabilities

Mortgage notes payable	$569,634	$548,265
Construction loans payable	48,294	19,230
Dividends and distributions payable	12,179	12,864
Accounts payable, accrued expenses and other liabilities	27,295	22,394
Deferred income	24,015	23,233

Total liabilities	681,417	625,986

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,896,010 and 17,863,214 shares issued and outstanding, respectively	179	179
Additional paid-in capital	165,794	164,278
Accumulated deficit	(123,541)	(118,865)

Total Saul Centers, Inc. stockholders’ equity	221,760	224,920

Noncontrolling interest	1,538	2,967

Total stockholders’ equity	223,298	227,887

Total liabilities and stockholders’ equity	$904,715	$853,873

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Base rent	$31,776	$31,466	$93,572	$93,599
Expense recoveries	7,145	7,652	21,773	21,730
Percentage rent	214	253	775	799
Other	1,138	1,576	3,258	3,646

Total revenue	40,273	40,947	119,378	119,774

Operating expenses
Property operating expenses	4,919	5,360	15,134	14,872
Provision for credit losses	189	236	748	660
Real estate taxes	4,531	4,241	13,567	12,530
Interest expense and amortization of deferred debt costs	8,942	8,568	25,920	25,877
Depreciation and amortization of deferred leasing costs	7,084	8,487	21,208	22,419
General and administrative	3,259	2,791	9,328	8,904

Total operating expenses	28,924	29,683	85,905	85,262

Operating income	11,349	11,264	33,473	34,512
Loss on early extinguishment of debt	—	—	(1,660)	—
Gain on property dispositions	—	—	—	205

Net income	11,349	11,264	31,813	34,717

Noncontrolling interest
Income attributable to the noncontrolling interest	(1,742)	(1,743)	(4,746)	(5,837)

Net income attributable to Saul Centers, Inc.	9,607	9,521	27,067	28,880
Preferred dividends	(3,785)	(3,785)	(11,355)	(9,668)

Net income available to common stockholders	$5,822	$5,736	$15,712	$19,212

Per share net income available to common stockholders
Basic	$0.33	$0.32	$0.88	$1.08

Diluted	$0.32	$0.32	$0.88	$1.07

Dividends declared per common share outstanding	$0.36	$0.47	$1.14	$1.41

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Stockholders’ equity:

Balance, December 31, 2008	$179,328	$179	$164,278	$(118,865)	$224,920	$2,967	$227,887

Issuance of 9,146 shares of common stock:
7,485 shares due to dividend reinvestment plan	—	—	243	—	243	—	243
1,661 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	165	—	165	—	165
Net income	—	—	—	9,741	9,741	1,809	11,550
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.39/share) and distributions payable partnership units ($0.39/share)	—	—	—	(6,970)	(6,970)	(2,112)	(9,082)

Balance, March 31, 2009	179,328	179	164,686	(119,879)	224,314	2,664	226,978

Issuance of 12,479 shares of common stock:
7,324 shares due to dividend reinvestment plan	—	—	229	—	229	—	229
5,155 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	452	—	452	—	452
Net income	—	—	—	7,719	7,719	1,195	8,914
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.39/share) and distributions payable partnership units ($0.39/share)	—	—	—	(6,975)	(6,975)	(2,112)	(9,087)

Balance, June 30, 2009	179,328	179	165,367	(122,920)	221,954	1,747	223,701

Issuance of 11,171 shares of common stock:
6,995 shares due to dividend reinvestment plan	—	—	231	—	231	—	231
4,176 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	196	—	196	—	196
Net income	—	—	—	9,607	9,607	1,742	11,349
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/share)	—	—	—	(6,443)	(6,443)	(1,951)	(8,394)

Balance, September 30, 2009	$179,328	$179	$165,794	$(123,541)	$221,760	$1,538	$223,298

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$31,813	$34,717
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions	—	(205)
Depreciation and amortization of deferred leasing costs	21,208	22,419
Amortization of deferred debt costs	1,538	889
Non cash compensation costs from stock grants and options	767	954
Provision for credit losses	748	660
Decrease (increase) in accounts receivable and accrued income	(55)	(2,366)
Increase in deferred leasing costs	(2,655)	(1,625)
Increase in prepaid expenses	(1,879)	(2,071)
(Increase) decrease in other assets	(5,397)	457
Increase in accounts payable, accrued expenses and other liabilities	3,505	2,561
Increase in deferred income	782	919

Net cash provided by operating activities	50,375	57,309

Cash flows from investing activities:
Acquisitions of real estate investments, net (1)	—	(63,406)
Additions to real estate investments	(6,185)	(6,998)
Additions to development and redevelopment activities	(52,349)	(31,546)
Proceeds from property dispositions	—	205

Net cash used in investing activities	(58,534)	(101,745)

Cash flows from financing activities:
Proceeds from mortgage notes payable	86,882	44,876
Repayments on mortgage notes payable	(65,513)	(12,271)
Proceeds from construction loans payable	29,064	—
Proceeds from revolving credit facility	30,000	19,000
Repayments on revolving credit facility	(30,000)	(27,000)
Additions to deferred debt costs	(3,129)	(773)
Proceeds from the issuance of:
Series B preferred stock, net of issuance costs	—	76,317
Common stock	749	4,255
Distributions to:
Series A preferred stockholders	(6,000)	(6,000)
Series B preferred stockholders	(5,355)	(1,883)
Common stockholders	(20,911)	(25,075)
Noncontrolling interest	(6,337)	(7,638)

Net cash provided by financing activities	9,450	63,808

Net increase in cash and cash equivalents	1,291	19,372
Cash and cash equivalents, beginning of period	13,006	5,765

Cash and cash equivalents, end of period	$14,297	$25,137

Supplemental discussion of non-cash investing and financing activities:

(1)	The 2008 real estate acquisition costs of $63,406 are presented exclusive of a mortgage loan assumed of $10,349.

The accompanying notes are an integral part of these statements

Notes to Consolidated Financial Statements (Unaudited)

1. Organization, Formation and Structure

Saul Centers, Inc. (“Saul Centers”) was incorporated under the Maryland General Corporation Law on June 10, 1993. Saul Centers operates as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is required to annually distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders and meet certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the “Company.” B. Francis Saul II serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company, Chevy Chase Bank, F.S.B. and certain other affiliated entities, each of which, with the exception of Chevy Chase Bank, F.S.B., is currently controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired and/or developed by the Company since December 31, 2006. All of the following properties are operating shopping centers.

Name of Property	Location	Date of Acquisition/Development
Acquisitions
Orchard Park	Dunwoody, GA	2007
Great Falls Shopping Center	Great Falls, VA	2008
BJ’s Wholesale Club	Alexandria, VA	2008
Marketplace at Sea Colony	Bethany Beach, DE	2008

Developments
Lansdowne Town Center	Leesburg, VA	2006/7
Ashland Square Phase I	Manassas, VA	2007
Northrock	Warrenton, VA	2008/9
Westview Village	Frederick, MD	2007/9

As of September 30, 2009, the Company’s properties (the “Current Portfolio Properties”) consisted of 47 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) land or development properties.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of September 30, 2009, thirty-one of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Only three retail tenants, Giant Food (4.5%), a tenant at eight Shopping Centers, Safeway (3.4%), a tenant at eight Shopping Centers and Chevy Chase Bank (2.7%), a tenant at twenty properties, and one office tenant, the United States Government (2.9%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the nine months ended September 30, 2009.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships. The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship. The Company has never recorded a customer relationship intangible asset.

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present the Company performs a comparison of the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the nine month periods ended September 30, 2009 and 2008.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled approximately $4,350,000 and approximately $2,876,000, for the nine month periods ended September 30, 2009 and 2008, respectively. A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations, totaled approximately $17,822,000 and $18,811,000, for the nine month periods ended September 30, 2009 and 2008, respectively. Repair and maintenance expense, included in property operating expenses for the nine month periods ended September 30, 2009 and 2008, was approximately $6,736,000 and $6,835,000, respectively.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and amortized over the initial base term of the lease. In addition, deferred leasing costs include amounts attributed to in place leases associated with acquisition properties. These costs are amortized over the remaining initial term of the leases acquired. Collectively, these deferred leasing costs total approximately $16,170,000 and $16,901,000, net of accumulated amortization of approximately $14,787,000 and $15,196,000, as of September 30, 2009 and December 31, 2008, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled approximately $3,386,000 and $3,608,000, for the nine months ended September 30, 2009 and 2008, respectively. Deferred leasing costs consist of commissions paid to third-party leasing agents as well as internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful leases. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2009 and December 31, 2008 are as follows:

Construction in Progress
(Dollars in thousands)	September 30, 2009	December 31, 2008
Clarendon Center	$94,134	$49,836
Northrock	11,413	21,656
Westview Village	18,892	17,240
Smallwood Village Center	—	6,290
Boulevard	573	2,925
Other	1,054	973

Total	$126,066	$98,920

As of September 30, 2009, 79% of the Boulevard redevelopment’s leasable area had been placed in operation (approximately 6,300 square feet of space). The redevelopment costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of September 30, 2009 and December 31, 2008 for the remaining 21% and 100% of the leasable area, respectively. As of September 30, 2009, 64% of the Northrock development’s leasable area had been placed in operation (approximately 64,000 square feet of space). The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of September 30, 2009 and December 31, 2008 for the remaining 36% and 100% of the leasable area, respectively. As of September 30, 2009, 11% of the Westview Village development’s leasable area had been placed in operation (approximately 12,000 square feet of space). The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of September 30, 2009 and December 31, 2008 for the remaining 89% and 100% of the leasable area, respectively.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and when, in the opinion of management, collection of the entire receivable is doubtful, revenue accrual is discontinued and an allowance for doubtful accounts is established. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1,152,000 and $914,000, at September 30, 2009 and December 31, 2008, respectively.

In addition to amounts due currently, accounts receivable includes accrued income of approximately $26,538,000 and $25,766,000, at September 30, 2009 and December 31, 2008, respectively, representing the cumulative difference between minimum rental income recognized on a straight-line basis and contractual payments due under the terms of respective tenant leases. These amounts are presented after netting allowances of approximately $33,000 and $51,000, respectively, for tenants whose rent payment history or financial condition casts doubt upon the tenant’s ability to perform under its lease obligations.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments are highly liquid investments that are both readily convertible to cash or so near their maturity that they present insignificant risk of changes in value arising from interest rate fluctuations. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date. The Company’s September 30, 2009 cash balances are held in non-interest bearing accounts, which are fully insured by the Federal Government.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are capitalized and amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs in the accompanying financial statements are shown net of accumulated amortization of approximately $5,251,000 and $5,079,000, at September 30, 2009 and December 31, 2008, respectively.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue. These payments include prepayment of the following month’s rent, prepayment of real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and advance payments by tenants for tenant construction work provided by the Company. In addition, deferred income includes the fair value of certain below market leases.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

Stock-based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method. The Company had no options eligible for valuation prior to the grant of options in 2003. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock-based employee compensation, and the following assumptions: (1) Expected Volatility—expected volatility is determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options; (2) Average Expected Term—options are assumed to be outstanding for a term calculated considering prior exercise history, scheduled vesting and the expiration date; (3) Expected Dividend Yield—a value management determines after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; and (4) Risk-free Interest Rate— based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted, ratably over the vesting period, and includes the amounts as compensation in general and administrative expenses.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

Pursuant to the 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries. The 2004 Plan replaced the Company’s previous Deferred Compensation and Stock Plan for Directors. A director may elect to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of September 30, 2009, 215,000 shares had been credited to the directors pursuant to the deferred compensation plans.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares as of the 2009 Annual Meeting of Shareholders. The shares were valued at the closing stock price on the dates the shares were awarded and the total value is included in general and administrative expenses upon grant date.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.7% common interest as of September 30, 2009. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represent earnings allocated to limited partnership interests held by the Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Options granted in 2003 and 2004 are dilutive because the average share price of the Company’s common stock exceeds the exercise prices. Options

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

granted 2005-2009 (332,500 options) are excluded because the average price of the Company’s common stock was below the exercise prices as of September 30, 2009 and thus are non-dilutive. The treasury stock method was used to measure the effect of the dilution.

Basic and Diluted Shares Outstanding
	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Weighted average common shares outstanding-Basic	17,892	17,834	17,881	17,801
Effect of dilutive options	47	157	37	170

Weighted average common shares outstanding-Diluted	17,939	17,991	17,918	17,971

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

New Accounting Standards

The Company adopted provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidation Topic on January 1, 2009. These provisions of the Consolidation Topic establish new accounting and reporting requirements for a noncontrolling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, these provisions require (i) the reclassification of minority interest in the consolidated balance sheets of the Company to noncontrolling interest, a component of permanent equity, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interest on the consolidated statements of operations, (iii) the inclusion of noncontrolling interest in the statement of stockholders’ equity, and (iv) additional disclosures, including noncontrolling interest activity for the quarter and nine months ended September 30, 2009 and 2008. Adoption of these provisions in the Consolidation Topic did not have a material impact on the Company’s reported consolidated financial position, results of operations or cash flows.

The Company adopted provisions of the ASC Business Combinations Topic on January 1, 2009. These provisions require most identifiable assets and liabilities acquired in a business combination be recorded at “full fair value”. Transaction costs are no longer included in the

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

measurement of the business acquired. Instead, these items are expensed as incurred. These provisions apply prospectively to business combinations.

In the second quarter of 2009, the Company adopted provisions of the ASC Subsequent Events Topic. These provisions establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

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

4. Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

The Saul Organization has a 23.3% limited partnership interest, represented by approximately 5,416,000 convertible limited partnership units, in the Operating Partnership, as of September 30, 2009. These convertible limited partnership units are convertible into shares of

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2009, all 5,416,000 units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 23.3% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarter ended September 30, 2009 and 2008, were approximately 23,355,000 and 23,407,000, respectively, and for the nine months ended September 30, 2009 and 2008, were approximately 23,334,000 and 23,387,000, respectively.

Noncontrolling Interest
	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Beginning balance	$1,747	$3,747	$2,967	$4,745
Income allocation	1,742	1,743	4,746	5,837
Distributions	(1,951)	(2,546)	(6,175)	(7,638)

Ending balance	$1,538	$2,944	$1,538	$2,944

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $617,928,000 at September 30, 2009, of which approximately $569,634,000 was fixed-rate debt and approximately $48,294,000 was variable rate debt.

In addition to the outstanding indebtedness, the Company has a $150,000,000 unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, expires on June 30, 2012 and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. As of September 30, 2009, of the $150,000,000 available for borrowing, there were no outstanding borrowings, approximately $224,000 was committed for letters of credit, and the resulting balance of approximately $149,776,000 was available to borrow for working capital, operating property acquisitions or development projects. The interest rate under the facility is primarily determined based on operating income generated by the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of September 30, 2009, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest expense to be calculated based upon LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $45,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

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

On July 9, 2009, the Company entered into a Second Modification Agreement to its then $120,000,000 unsecured revolving credit facility. The modification extended the maturity date of the facility from December 19, 2010 to June 30, 2012, which term may be further extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Until December 31, 2010, certain or all of the lenders may, upon request by the Company, increase the revolving credit facility line by $30,000,000. The modification reduced the interest expense coverage from 2.5x to 2.2x, reduced the existing debt service coverage from 1.5x to 1.4x (and recharacterized such test as fixed charge coverage) and created a new debt service coverage test (exclusive of preferred stock dividends) of 1.6x.

On July 28, 2009, Company entered into a Third Modification Agreement increasing the maximum commitment under the facility from $120,000,000 to $150,000,000 with the addition of a fourth lender.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,305,000 of the $18,609,000 outstanding at September 30, 2009) and the Clarendon Center construction loan (approximately $29,685,000 outstanding at September 30, 2009). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage, which is guaranteed by Saul Centers.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

On June 12, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $17,000,000, secured by Van Ness Square. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $132,450, based upon an 8.11% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $11,453,000 at maturity. A portion of the loan proceeds are held in escrow by the lender to fund up to $1,500,000 of future tenant improvements and leasing commissions. Additional loan proceeds of $1,564,000 are also held in a second escrow to be released pending the achievement of certain annualized base rent levels. The escrows are classified as other assets on the Consolidated Balance Sheets.

On June 19, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $33,500,000, secured by Avenel Business Park. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $246,474, based upon a 7.45% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $20,926,000 at maturity.

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest at a variable interest rate of LIBOR plus 3.0% with a LIBOR minimum of 1.5%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s election subject to completion of improvements and certain debt service coverage requirements. The loan was 100% guaranteed by the Company until such time as the construction was completed, at which time the guarantee was reduced to 50% of the total principal outstanding. Approximately $18,609,000 was outstanding as of September 30, 2009, therefore $9,305,000 was guaranteed by the Company. Concurrent with the execution of the April 30, 2009 revolving credit facility modification agreement, the Company and its lender modified the terms of the construction loan for a 90-day period, to reflect a similar change to the debt service coverage covenant. Additionally, the pricing of the loan was changed to accrue interest at a variable rate of LIBOR plus 1.6%, with no LIBOR minimum.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at a variable rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $29,685,000 was outstanding as of September 30, 2009.

At December 31, 2008, the Company’s outstanding debt totaled approximately $567,495,000, of which approximately $548,265,000 was fixed rate and $19,230,000 was variable rate debt. No balances were outstanding on the Company’s $150,000,000 unsecured revolving credit facility as of December 31, 2008.

At September 30, 2009, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule
(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2009	$—		$4,062	$4,062
2010	—		16,927	16,927
2011	67,553	(a)	17,847	85,400
2012	96,300		16,474	112,774
2013	39,440		10,809	50,249
2014	13,176		10,713	23,889
Thereafter	247,753		76,874	324,627

	$464,222		$153,706	$617,928

(a)	Includes the Clarendon Center and Northrock construction loan balances as of September 30, 2009, totaling $48,294.

Interest expense and amortization of deferred debt costs for the quarters and nine month periods ended September 30, 2009 and 2008, were as follows:

Interest Expense and Amortization of Deferred Debt Costs
	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest incurred	$9,974	$9,454	$28,950	$27,864
Amortization of deferred debt costs	366	304	957	889
Costs related to modification of revolving credit facility	83	—	363	—
Capitalized interest	(1,481)	(1,190)	(4,350)	(2,876)

	$8,942	$8,568	$25,920	$25,877

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6. Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations include net income attributable to noncontrolling interest of $4,746,000 and $5,837,000 for the nine months ended September 30, 2009 and 2008, respectively, representing The Saul Organization’s limited partnership interest share of net income for each period.

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

7. Related Party Transactions

Chevy Chase Bank was an affiliate of The Saul Organization until February 28, 2009 and leases space in 20 of the Company’s properties. Total rental income from Chevy Chase Bank amounted to approximately $658,000 for the two months ended February 28, 2009 and $2,558,000 for the nine months ended September 30, 2008.

The Chairman and Chief Executive Officer, the President, the Senior Vice President- General Counsel and the Senior Vice President-Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).

The Company participates in a multiemployer profit sharing retirement plan with other entities within The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. From January 1, 2002 until December 31, 2008, only employer contributions were made to the plan. Beginning January 1, 2009, all employer contributions were made to individual 401(K) accounts. Each participant who is entitled to be credited with at least one hour of service on or after January 1, 2002, is 100% vested in his or her employer contribution account and no portion of such account shall be forfeitable. Employer contributions, at the discretionary amount of up to six percent of the employee’s cash

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

compensation, subject to certain limits, were $339,000 and $298,000, for the nine months ended September 30, 2009 and 2008, respectively. There are no past service costs associated with the plan since it is of the defined-contribution type.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. The plan, which can be modified or discontinued at any time, requires participating employees to defer 2% of their compensation in excess of a specified amount. The Company is required to contribute three times the amount deferred by employees. The Company’s contribution totaled approximately $188,000 and $96,000, for the nine months ended September 30, 2009 and 2008, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was approximately $1,287,000 and $1,082,000 at September 30, 2009 and December 31, 2008, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The Agreement was not impacted by the February 28, 2009 sale of Chevy Chase Bank. The method for determining the cost of the shared services is provided for in the Agreement and depending upon the service, is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2009 and 2008, which included rental expense for the Company’s headquarters lease, totaled approximately $4,151,000 and $3,945,000, respectively. The amounts are expensed when billed and are primarily reported as general and administrative expenses in these consolidated financial statements. As of September 30, 2009 and December 31, 2008, accounts payable, accrued expenses and other liabilities included approximately $362,000 and $324,000, respectively, representing amounts due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters lease, which commenced in March 2002, is leased by a member of The Saul Organization. The 10-year lease provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. Pursuant to the Agreement, the Company pays an allocation of total rental payments on a percentage proportionate to the number of employees employed by the Company and The Saul Organization. The Company’s rent expense for the nine months ended September 30, 2009 and 2008 was approximately $682,000 and $661,000, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $182,000 and $227,000 for the nine months ended September 30, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

8. Non-Operating Items

Loss on Early Extinguishment of Debt

In conjunction with the early repayment of four mortgage loans refinanced during May and June 2009 as described in Note 5, the Company incurred prepayment penalties of $1,442,000 and wrote-off unamortized deferred debt costs of $218,000 for a combined charge of $1,660,000.

Gain on Property Dispositions

The gain on property disposition of approximately $205,000 during the quarter ended September 30, 2008 represents proceeds from an insurance settlement for HVAC units vandalized at the Company’s West Park shopping center in Oklahoma City, Oklahoma. There were no property dispositions during the nine months ended September 30, 2009.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Note 9. Option detail (Excel schedule)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2009:

Stock options issued
	Officers					Directors
	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	Subtotals	Grand Totals
Grant date
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	32,500	182,500	792,500
Vested	212,500	115,000	121,250	67,500	516,250	30,000	30,000	30,000	30,000	30,000	32,500	182,500	698,750
Exercised	96,422	30,625	6,250	—	133,297	6,200	2,500	—	—	—	—	8,700	141,997
Forfeited	7,500	7,500	11,250	—	26,250	—	—	—	—	—	—	—	26,250
Exercisable at September 30, 2009	116,078	84,375	115,000	67,500	382,953	23,800	27,500	30,000	30,000	30,000	32,500	173,800	556,753
Remaining unexercised	116,078	84,375	115,000	135,000	450,453	23,800	27,500	30,000	30,000	30,000	32,500	173,800	624,253

Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15	$32.68
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237	0.344
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0	6.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%	4.54%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%	2.19%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$1,044,050	$3,341,273
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	—	64,350
Expensed in previous years	320,875	274,850	347,752	524,529	1,468,006	66,600	71,100	143,400	285,300	254,700	—	821,100	2,289,106
Expensed in 2009	—	—	30,548	236,038	266,586	—	—	—	—	—	222,950	222,950	489,536
Future expense	$—	$—	$—	$498,281	$498,281	$—	$—	$—	$—	$—	$—	$—	498,281

Weighted average term of future expense	1.6 years

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The table below summarizes the option activity for the nine months ended September 30, 2009:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	593,628	$37.25
Granted	32,500	32.68
Exercised	1,875	25.78	$14,000
Expired/Forfeited	—	—
Outstanding September 30	624,253	37.05	1,518,000
Exercisable at September 30	556,753	34.98	1,518,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period, had there been any, would have been calculated by using the closing share price on the date of exercise. At September 30, 2009, the closing share price of $32.10 was lower than the exercise price of all options granted subsequent to 2004. Therefore only options granted during 2003 and 2004 had intrinsic value as of September 30, 2009. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.0 and 5.8 years, respectively.

10. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, the aggregate fair value of the fixed-rate notes payable is less than the $569,634,000 and $548,265,000 carrying value at September 30, 2009 and December 31, 2008, respectively. Management estimates that the fair value of these fixed rate notes payable, assuming long-term interest rates of approximately 7.30% and 7.15%, would be approximately $546,640,000 and $525,285,000, as of September 30, 2009 and December 31, 2008, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

12. Business Segments

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies for the segments presented below are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon net operating income for properties in each segment.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
			(1)
Quarter ended September 30, 2009
Real estate rental operations:
Revenue	$30,535	$9,738	$—	$40,273
Expenses	(6,768)	(2,871)	—	(9,639)

Income from real estate	23,767	6,867	—	30,634
Interest expense and amortization of deferred debt costs	—	—	(8,942)	(8,942)
General and administrative	—	—	(3,259)	(3,259)

Subtotal	23,767	6,867	(12,201)	18,433
Depreciation and amortization of deferred leasing costs	(5,096)	(1,988)	—	(7,084)
Net income attributable to noncontrolling interest	—	—	(1,742)	(1,742)

Net income attributable to Saul Centers, Inc	$18,671	$4,879	$(13,943)	$9,607

Capital investment	$21,296	934	36,304	$58,534

Total assets	$675,820	119,433	109,462	$904,715

Quarter ended September 30, 2008
Real estate rental operations:
Revenue	$31,129	$9,628	$190	$40,947
Expenses	(6,980)	(2,857)	—	(9,837)

Income from real estate	24,149	6,771	190	31,110
Interest expense and amortization of deferred debt costs	—	—	(8,568)	(8,568)
General and administrative	—	—	(2,791)	(2,791)

Subtotal	24,149	6,771	(11,169)	19,751
Depreciation and amortization of deferred leasing costs	(6,413)	(2,074)	—	(8,487)
Net income attributable to noncontrolling interest	—	—	(1,743)	(1,743)

Net income attributable to Saul Centers, Inc	$17,736	$4,697	$(12,912)	$9,521

Capital investment	$12,675	$33	$5,822	$18,530

Total assets	$663,955	$121,026	$70,659	$855,640

(1)	Includes Clarendon Center development activity.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
			(1)
Nine months ended September 30, 2009
Real estate rental operations:
Revenue	$89,958	$29,414	$6	$119,378
Expenses	(21,011)	(8,438)	—	(29,449)

Income from real estate	68,947	20,976	6	89,929
Interest expense and amortization of deferred debt costs	—	—	(25,920)	(25,920)
General and administrative	—	—	(9,328)	(9,328)

Subtotal	68,947	20,976	(35,242)	54,681
Depreciation and amortization of deferred leasing costs	(15,227)	(5,981)	—	(21,208)
Loss on early extinguishment of debt	—	—	(1,660)	(1,660)
Net income attributable to noncontrolling interest	—	—	(4,746)	(4,746)

Net income attributable to Saul Centers, Inc	$53,720	$14,995	$(41,648)	$27,067

Capital investment	$21,296	934	36,304	$58,534

Total assets	$675,820	119,433	109,462	$904,715

Nine months ended September 30, 2008
Real estate rental operations:
Revenue	$90,390	$28,883	$501	$119,774
Expenses	(19,935)	(8,127)	—	(28,062)

Income from real estate	70,455	20,756	501	91,712
Interest expense and amortization of deferred debt costs	—	—	(25,877)	(25,877)
General and administrative	—	—	(8,904)	(8,904)

Subtotal	70,455	20,756	(34,280)	56,931
Depreciation and amortization of deferred leasing costs	(16,352)	(6,067)	—	(22,419)
Gain on property dispositions	205	—	—	205
Net income attributable to noncontrolling interest	—	—	(5,837)	(5,837)

Net income attributable to Saul Centers, Inc	$54,308	$14,689	$(40,117)	$28,880

Capital investment	$86,935	$344	$14,671	$101,950

Total assets	$663,955	$121,026	$70,659	$855,640

(1)	Includes Clarendon Center development activity.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

13. Subsequent Events

The Company has reviewed operating activities for the period subsequent to September 30, 2009 and prior to the date the financial statements are issued or are available to be issued, November 9, 2009, and determined there are no subsequent events that are required to be disclosed.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as “believe,” “expect” and “may.”

Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those given in the forward-looking statements as a result of changes in factors which include, among others, the following:

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

General

The following discussion is based primarily on the consolidated financial statements of the Company, as of September 30, 2009 and for the three and nine-month periods ended September 30, 2009.

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

With a severe decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Store closings have increased and retailers are less likely to expand their store count. Vacancies remain high compared to prior periods. Our overall portfolio leasing percentage was 91.8% at September 30, 2009 compared to 94.2% at December 31, 2008, and 94.7% at September 30, 2008.

The Company maintains a ratio of total debt to total assets of under 50%, which allows the Company to obtain additional secured borrowings, if necessary. As of September 30, 2009, fixed-rate debt represented approximately 92% of the Company’s notes payable, thus minimizing the effect of increased interest rates on the Company’s financial condition. The Company’s earliest significant fixed rate debt maturity is not until 2011 ($19,259,000). As of September 30, 2009, the Company had no borrowings under its $150,000,000 revolving credit facility.

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

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships. The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

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

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating successful leases are capitalized and amortized over the initial base term of the leases. Deferred leasing costs consist of commissions paid to third-party leasing agents as well as internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions. In addition, deferred leasing costs include amounts attributed to in-place leases associated with acquisition properties.

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

Results of Operations

Quarter ended September 30, 2009 compared to quarter ended September 30, 2008

Revenue
(Dollars in thousands)	Quarters ended September 30,		2009 to 2008 Change
	2009	2008	$	%
Base rent	$31,776	$31,466	$310	1.0%

Expense recoveries	7,145	7,652	(507)	-6.6%

Percentage rent	214	253	(39)	-15.4%

Other	1,138	1,576	(438)	-27.8%

Total revenue	$40,273	$40,947	$(674)	-1.6%

Note: (Dollars in thousands)

Base rent includes $446 and $234 for the quarters ended September 30, 2009 and 2008, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $300 and $437, for the quarters ended September 30, 2009 and 2008, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue decreased 1.6% in the quarter ended September 30, 2009 (“2009 Quarter”) compared to the corresponding prior year’s quarter (“2008 Quarter”). The revenue decrease for the 2009 Quarter resulted from declining revenues from core properties (properties which were in operation for the entirety of both quarters) due to decreased occupancy levels and the resulting loss of base rent. Partially offsetting the core property revenue decline was rental income from the operations of two developed properties initiating operations in March and April 2009. The properties (Northrock and Westview Village) are defined as the “Development Properties,” and contributed $624,000 of increased revenue. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2009 Quarter versus the 2008 Quarter was attributable to leases in effect at the Development Properties (approximately $413,000). Partially offsetting the increased base rent from the Development Properties was a decline in base rent throughout the remainder of the portfolio (approximately $103,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. Approximately 75.6% of total operating expenses and real estate taxes were recovered during the 2009 Quarter versus 79.7% during the 2008 Quarter. The decrease in the amount recovered resulted from an increase in non-recoverable expenses such as advertising, legal and other professional services as well as reduced occupancy in certain of the properties.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. The primary reason for the 2009 Quarter decrease was reduced sales reported by an anchor tenant at White Oak shopping center (approximately $57,000). Partially offsetting the decrease was increased percentage rent earned from several leases throughout the remainder of the portfolio.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The decrease in other revenue for the 2009 Quarter resulted primarily from a decrease in lease termination fees (approximately $250,000) and a decrease in interest income on invested cash balances (approximately $190,000).

Operating Expenses
(Dollars in thousands)	Quarters ended September 30,		2009 to 2008 Change
	2009	2008	$	%
Property operating expenses	$4,919	$5,360	$(441)	-8.2%

Provision for credit losses	189	236	(47)	-19.9%

Real estate taxes	4,531	4,241	290	6.8%

Interest expense and amortization of deferred debt costs	8,942	8,568	374	4.4%

Depreciation and amortization of leasing costs	7,084	8,487	(1,403)	-16.5%

General and administrative	3,259	2,791	468	16.8%

Total operating expenses	$28,924	$29,683	$(759)	-2.6%

The operating expense decrease resulted primarily from a decrease in depreciation expense arising from the prior year’s asset retirements in conjunction with the redevelopment of Smallwood Village Center.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Property operating expenses for the 2009 Quarter remained level with the amount reported during the 2009 second quarter, but decreased compared to the prior year’s third quarter due to large repair and maintenance projects completed at several properties during the prior year’s quarter (approximately $424,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimation of amounts previously included in income and owed by tenants that may not be collectible. The 2009 Quarter’s loss provision decreased compared to the 2008 Quarter’s provision. The quarterly provisions for credit losses represent approximately five and six tenths of one percent (0.5% and 0.6%) of total revenue for 2009 and 2008 Quarters, respectively, and reflect the impact of the challenging economic conditions.

Real estate taxes. The increase in real estate taxes for the 2009 Quarter versus the 2008 Quarter was primarily due to a 5.0% increase in core property real estate tax expense over the 2008 Quarter’s amount, impacted largely by increased taxes at several of the Company’s Northern Virginia shopping centers and 601 Pennsylvania Avenue.

Interest expense and amortization of deferred debt. Interest expense increased in the 2009 Quarter versus the 2008 Quarter due to increased fixed-rate mortgage debt balances outstanding, resulting from the refinancing of four mortgage loans during the 2009 second Quarter. The Company also increased variable rate indebtedness to fund its development and construction expenditures, however the majority of these interest costs were capitalized as project costs and had little impact on interest expense for the 2009 Quarter. Average outstanding borrowings for the 2009 Quarter increased approximately $45,667,000 from the 2008 Quarter. Increased deferred debt cost amortization increased interest expense by approximately $62,000 ($366,000 versus $304,000). Also contributing to the increase in the 2009 Quarter’s interest expense were costs incurred to modify the Company’s revolving credit facility in the amount of $83,000.

Depreciation and amortization of deferred leasing costs. The decrease in depreciation and amortization of deferred leasing costs resulted primarily from asset retirements in conjunction with the redevelopment of Smallwood Village Center during the 2008 Quarter (79.3% or approximately $1,112,000). The balance of the decrease during the 2009 Quarter resulted from a greater volume of assets becoming fully depreciated/amortized than the volume of new assets placed in service.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense increase during the 2009 Quarter resulted from increased payroll related expenses arising from one-time employment severance expense (approximately $270,000), abandoned acquisition and development costs (approximately $115,000) and a decrease in the capitalization of construction and development personnel payroll (approximately $101,000).

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenue
(Dollars in thousands)	Nine months ended September 30,		2009 to 2008 Change
	2009	2008	$	%
Base rent	$93,572	$93,599	$(27)	0.0%

Expense recoveries	21,773	21,730	43	0.2%

Percentage rent	775	799	(24)	-3.0%

Other	3,258	3,646	(388)	-10.6%

Total revenue	$119,378	$119,774	$(396)	-0.3%

Note: (Dollars in thousands)

Base rent includes $686 and $845 for the nine months ended September 30, 2009 and 2008, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $955 and $1,006, for the nine months ended September 30, 2009 and 2008, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue decreased 0.3% in the nine months ended September 30, 2009 (“2009 Period”) compared to the corresponding prior year’s period (“2008 Period”). The revenue decrease for the 2009 Period resulted from declining revenues from the core properties (properties which were in operation for the entirety of both periods) due to decreased occupancy levels and the resulting loss of base rent (approximately $1,760,000) and reduced interest income on invested cash balances (approximately $500,000) offset in part by rental income from the operations of the Development Properties and three 2008 acquisition properties, (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony) together defined as the “Development and Acquisition Properties,” (approximately $1,860,000). A discussion of the components of revenue follows.

Base rent. Base rent declined throughout the core properties for the 2009 Period versus the 2008 Period due to increased vacancy attributable to the challenging market conditions, particularly at two shopping centers; small shop space at Broadlands Village located in Loudoun County, Virginia; and an anchor space at Seven Corners in Falls Church, Virginia (approximately $946,000). The vacant anchor space at Seven Corners has been re-leased with rents commencing in June 2009. Increased vacancy at several shopping centers throughout the portfolio also contributed to the base rent decrease. Substantially offsetting the core property decline was base rent on leases in effect at the Development and Acquisition Properties (approximately $1,570,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. While the amount of expense recoveries recognized in the 2009 Period compared to the 2008 Period increased slightly, the core properties experienced a decrease in expense recovery income (approximately $230,000) because approximately 75.9% of total operating expenses and real estate taxes were recovered during the 2009 Period versus 79.3% during the 2008 Period. The decrease in the amount recovered resulted from credits issued to some tenants upon the annual reconciliation of prior year billings, an increase in non-recoverable expenses such as advertising, legal and other professional services as well as reduced occupancy in certain of the properties. The operation of the Development and Acquisition Properties more than offset the core property expense recoveries decline (approximately $270,000).

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. The primary reason for the 2009 Period decrease was the absence of percentage rental income for an anchor space released at a higher base rental rate, which in turn increased the sales breakpoint (approximately $132,000). Partially offsetting the decrease was increased percentage rent earned from several leases throughout the remainder of the portfolio.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The decrease in other revenue for the 2009 Period resulted primarily from decreased interest income on invested cash balances (approximately $500,000) offset in part by increased parking revenue (approximately $165,000) and increased lease termination fees (approximately $23,000).

Operating Expenses
(Dollars in thousands)	Nine months ended September 30,		2009 to 2008 Change
	2009	2008	$	%
Property operating expenses	$15,134	$14,872	$262	1.8%

Provision for credit losses	748	660	88	13.3%

Real estate taxes	13,567	12,530	1,037	8.3%

Interest expense and amortization of deferred debt costs	25,920	25,877	43	0.2%

Depreciation and amortization of leasing costs	21,208	22,419	(1,211)	-5.4%

General and administrative	9,328	8,904	424	4.8%

Total operating expenses	$85,905	$85,262	$643	0.8%

Increases in operating expenses resulted primarily from increased property taxes and the operation and financing of the Development and Acquisition Properties as well as increased general and administrative expense and the provision for credit losses throughout the remaining core properties.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Expenses required to operate the Development and Acquisition Properties (approximately $291,000) produced substantially all of the 2009 Period expense increase.

Provision for credit losses. The provision for credit losses represents the Company’s estimation of amounts previously included in income and owed by tenants that may not be collectible. The $88,000 increase, primarily independent small shop retailers, in the 2009 Period’s loss provision versus the 2008 Period resulted from tenant vacancies caused by the current economic downturn. The provision for credit losses was approximately six tenths of one percent (0.6%) of total revenue for the 2009 and 2008 Periods, reflecting the impact of the currently unfavorable economic condition.

Real estate taxes. The increase in real estate taxes for the 2009 Period versus the 2008 Period was primarily due to a same property increase of $882,000 (85.1% of total real estate tax increase), a 7.1% increase over the 2008 Period’s amount, impacted largely by increased taxes at several of the Company’s Northern Virginia shopping centers. The Development and Acquisition Properties contributed the balance of the real estate tax increase (14.9% or approximately $155,000).

Interest expense and amortization of deferred debt. Interest expense increased in the 2009 Period versus the 2008 Period due to increased fixed-rate mortgage debt balances outstanding, resulting from the refinancing of four mortgage loans during the 2009 second Quarter offset in part by increased capitalized interest as a result of the Company’s development activity. The Company also increased variable rate indebtedness to fund its development and construction expenditures, however the majority of these interest costs were capitalized as project costs and had little impact on interest expense for the 2009 Period. Average outstanding borrowings for the 2009 Period increased approximately $39,334,000 from the 2008 Period. The impact of the new borrowings resulted in an approximately $1,067,000 increase in interest expense. Interest capitalized as a cost of construction and development projects increased during the 2009 Period compared to the 2008 Period which reduced interest expense by approximately $1,474,000 ($4,350,000 versus $2,876,000) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Increased deferred debt cost amortization increased interest expense by approximately $68,000 ($957,000 versus $889,000). Also contributing to the increase in interest expense for the 2009 Period were costs incurred to modify the Company’s revolving credit facility in the amount of $363,000.

Depreciation and amortization of deferred leasing costs. The decrease in depreciation and amortization of deferred leasing costs resulted primarily from asset retirements in conjunction with the redevelopment of Smallwood Village Center during the 2008 Period (91.8% or approximately $1,112,000). The balance of the decrease during the 2009 Quarter resulted from a greater volume of assets becoming fully depreciated/amortized than the volume of new assets placed in service.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The general and administrative expense increase during the 2009 Period resulted from increased payroll related expenses arising from one-time employment severance expense (approximately $270,000) and increased cost of employment related expenses (approximately $174,000).

Loss on Early Extinguishment of Debt. The loss consists primarily of pre-payment penalties for the early retirement of mortgage debt (approximately $1,442,000). The Company refinanced mortgage debt with outstanding balances totaling $48,059,000, prior to their December 2011 maturity, in order to obtain new mortgage debt totaling $85,000,000. Also included are write-offs of unamortized deferred debt costs related to the repaid mortgages (approximately $218,000). There were no early extinguishment of debt costs in the 2008 Period.

Liquidity and Capital Resources

Cash and cash equivalents were $14,297,000 and $25,137,000 at September 30, 2009 and 2008, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Cash provided by operating activities	$50,377	$57,309

Cash used in investing activities	(58,534)	(101,745)

Cash provided by financing activities	9,448	63,808

Increase in cash and cash equivalents	$1,291	$19,372

Operating Activities

Cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2009 Period primarily reflect the development and construction costs of Clarendon Center, Northrock and Westview Village. Investing activities for the 2008 Period primarily reflect the acquisition of three operating properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony) and a land parcel (Northrock) and to a lesser extent development costs of Clarendon Center, Northrock and Westview Village. Tenant improvement and property capital expenditures totaled $6,185,000 and $6,998,000, for the 2009 and 2008 Periods, respectively.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2009 primarily reflects:

•	proceeds of $86,882,000 received from fixed-rate mortgage notes payable originated during the period;

•	proceeds of $30,000,000 received from advances provided by the revolving credit facility during the period;

•	proceeds of $29,064,000 received from construction loan draws during the period; and

•	proceeds of $749,000 from the issuance of common stock from shares issued under the dividend reinvestment program;

which was partially offset by:

•	the repayment of mortgage notes payable borrowings totaling $65,513,000;

•	the repayment of $30,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $20,913,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $6,337,000; and

•	distributions made to preferred stockholders during the period totaling $11,355,000; and

•	payments of $3,129,000 for financing costs of mortgage notes payable and the extension of the revolving credit facility.

Cash provided by financing activities for the nine months ended September 30, 2008 primarily reflects:

•	proceeds of $76,317,000 received from the issuance of Series B preferred stock during the period;

•	proceeds of $44,876,000 received from fixed-rate mortgage notes payable originated during the period;

•	proceeds of $19,000,000 received from advances provided by the revolving credit facility during the period; and

•	proceeds of $4,255,000 received from the issuance of common stock from options exercised and shares issued under the dividend reinvestment program.

which was partially offset by:

•	the repayment of mortgage note payable borrowings totaling $12,271,000;

•	repayments of $27,000,000 on the revolving credit facility;

•	distributions to common stockholders during the period totaling $25,075,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $7,638,000;

•	distributions made to preferred stockholders during the period totaling $7,883,000; and

•	payments of $773,000 for financing costs of mortgage notes payable.

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

Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. During the remainder of the year the Company will continue to develop its construction in progress properties and will develop certain freestanding outparcels within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop certain of the Current Portfolio Properties and may develop expansions within certain of the Shopping Centers.

Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, developments, expansions or acquisitions (if any) are expected to be funded with available cash, bank borrowings from the Company’s credit line, construction and permanent financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external debt or equity capital resources available to the Company. Borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership which can be converted into shares of Saul Centers common stock. The availability and terms of any such financing will depend upon market and other conditions.

As of September 30, 2009, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule
(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2009	$—		$4,062	$4,062
2010	—		16,927	16,927
2011	67,553	(a)	17,847	85,400
2012	96,300		16,474	112,774
2013	39,440		10,809	50,249
2014	13,176		10,713	23,889
Thereafter	247,753		76,874	324,627

	$464,222		$153,706	$617,928

(a)	Includes the Clarendon Center and Northrock construction loan balances as of September 30, 2009, totaling $48,294, which amounts will increase substantially through 2011. The commitments of these loans total $179,300.

Management believes that the Company’s capital resources, which at September 30, 2009 included cash balances of approximately $14,297,000 and borrowing availability of approximately $149,776,000 on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 13,912 and 68,837 shares under the DRIP at a weighted average discounted price of $32.25 and $48.47 per share, during the nine month periods ended September 30, 2009 and 2008, respectively. The Company also credited 7,892 and 6,463 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $32.26 and $48.31 per share, during the nine month periods ended September 30, 2009 and 2008, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2009.

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

The Company maintains an unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, expires on June 30, 2012, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. As of September 30, 2009, of the $150,000,000 available for borrowing, there were no outstanding borrowings, approximately $224,000 was committed for letters of credit, and the resulting balance of approximately $149,776,000 was available to borrow for working capital, operating property acquisitions or development projects. The interest rate under the facility is primarily determined based on operating income generated by the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of September 30, 2009, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest expense to be calculated based upon LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $45,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of September 30, 2009, the material covenants required the Company, on a consolidated basis, to:

•

limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $600 million plus 90% of the Company’s future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.2x on a trailing 12-full calendar month basis (interest expense coverage);

•	limit the amount of debt so that interest and scheduled principal amortization coverage exceeds 1.6x (debt service coverage);

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.4x (fixed charge coverage); and

•	limit the amount of variable rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt.

As of September 30, 2009, the Company was in compliance with all such covenants.

During 2009, the Company improved its line of credit flexibility and extended maturity dates of both of its revolving credit facility and selected secured debt financings beyond 2011. On April 30, 2009, the Company entered into a Modification Agreement, in effect until August 1, 2009, which reduced the Debt Service Coverage ratio under its Line of Credit from 1.6x to 1.5x. Borrowings under the line of credit, based on the Company’s leverage, were increased to LIBOR plus 3.725%, with a LIBOR floor of 1.50%, from the former terms of LIBOR plus 1.475%. The maximum commitment under the Line of Credit was reduced from $150,000,000 to $120,000,000. On July 9, 2009, the Company entered into a Second Modification Agreement which extended the maturity date of the facility from December 19, 2010 to June 30, 2012, with an option for the Company to extend for one additional year subject to the Company’s satisfaction of certain conditions. The modification reduced the interest expense coverage for the facility from 2.5x to 2.2x, reduced the existing debt service coverage from 1.5x to 1.4x (and recharacterized the test as fixed charge coverage) and created a new debt service coverage (exclusive of preferred stock dividends) of 1.6x. On July 28, 2009, Company entered into a Third Modification Agreement increasing the maximum commitment under the facility from $120,000,000 to $150,000,000 with the addition of a fourth lender. Also in July 2009, the Company repaid the full outstanding balance of $15,000,000 on the unsecured revolving credit facility.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,305,000 of the $18,609,000 outstanding at September 30, 2009) and the Clarendon Center construction loan (approximately $29,685,000 outstanding at September 30, 2009). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage, which is guaranteed by Saul Centers.

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

On June 12, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $17,000,000, secured by Van Ness Square. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $132,450, based upon a 8.11% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $11,453,000 at maturity. A portion of the loan proceeds are held in escrow by the lender to fund up to $1,500,000 of future tenant improvements and leasing commissions. Additional loan proceeds of $1,564,000 are also held in a second escrow to be released pending the achievement of certain annualized base rent levels. The escrows are classified as other assets on the Consolidated Balance Sheets.

On June 19, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $33,500,000, secured by Avenel Business Park. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $246,474, based upon a 7.45% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $20,926,000 at maturity.

In May 2008, the Company closed on a $21,822,000 secured construction loan, to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest, payable at an interest rate of LIBOR plus 3.0% with a LIBOR minimum of 1.5%. The loan matures on May 1, 2011, with one 2-year extension option, exercisable at the Company’s election subject to completion of improvements and certain debt service coverage requirements. The loan was 100% guaranteed by the Company until such time as the construction was completed, at which time the guarantee was reduced to 50% of the total principal outstanding. Approximately $18,609,000 was outstanding as of September 30, 2009, therefore $9,305,000 was guaranteed by the Company. Concurrent with the execution of the April 30, 2009 revolving credit facility modification agreement, the Company and its lender modified the terms of the construction loan for a 90-day period, to reflect a similar change to the debt service coverage covenant. Additionally, the pricing of the loan was changed to accrue interest payable from an interest rate of LIBOR plus 1.6%, with no LIBOR minimum.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at an interest rate of LIBOR plus 2.5% and matures on November 14, 2011, which term may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $29,685,000 was outstanding as of September 30, 2009.

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

The depositary shares may be redeemed, in whole or in part, at the $25.00 liquidation preference at the Company’s option on or after March 15, 2013. The depositary shares pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 liquidation preference. The first dividend was paid on July 15, 2008 and covered the period from March 27, 2008 through September 30, 2008. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

Funds From Operations

For the quarter ended September 30, 2009, the Company reported Funds From Operations (FFO)(1) available to common shareholders of approximately $14,648,000, representing an 8.3% decrease over the comparative 2008 quarter’s FFO available to common shareholders. For the nine months ended September 30, 2009, the Company reported FFO available to common shareholders of approximately $41,666,000, representing an 11.8% decrease over the comparative 2008 period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation
(Amounts in thousands)	Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income attributable to Saul Centers	$9,607	$9,521	$27,067	$28,880
Less: Gain on property dispositions	—	—	—	(205)
Add:
Depreciation & amortization of real property	7,084	8,487	21,208	22,419
Noncontrolling interest	1,742	1,743	4,746	5,837

FFO	18,433	19,751	53,021	56,931
Subtract:
Preferred stock dividends	(3,785)	(3,785)	(11,355)	(9,668)

FFO available to common shareholders	$14,648	$15,966	$41,666	$47,263

Average shares & units used to compute FFO per share	23,354	23,407	23,335	23,387

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

Acquisitions, Redevelopments and Renovations

During the remainder of the year the Company will continue to develop its construction in progress properties and will develop certain freestanding outparcels within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop certain of the Current Portfolio Properties and may develop expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the balance of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Smallwood Village Center and Boulevard shopping centers. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2007, 2008 and the nine months ended September 30, 2009.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 75.8% leased at September 30, 2009. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center totals approximately 173,000 square feet. Substantial completion of construction was achieved during the second quarter of 2009. Project costs totaled approximately $6.9 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its former operating properties, Clarendon and Clarendon Station) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. The south block’s four-level sub-surface parking garage was structurally completed during the second quarter of 2009 and structural concrete work was completed to the top of the residential building (12th floor) and the top of the office building (9th floor) during the third quarter of 2009. Exterior wall framing is underway in preparation for laying brick and the installation of exterior pre-cast panels is proceeding. Construction of the north block sub-surface parking garage has commenced. The Company estimates substantial completion of the entire project’s shell construction in late 2010.

Westview Village

In November 2007, the Company purchased a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. The purchase price was $5.0 million. The development totals approximately 105,000 square feet of commercial space, including 60,000 square feet of retail shop space, 15,000 square feet of retail pads and 30,000 square feet of professional office space. The Company is currently marketing the space and as of September 30, 2009, has executed leases for 22,293 square feet, or approximately 30% of the total retail space. The Company commenced construction in early 2008 and anticipates total construction and development costs, including land and lease-up costs, to be approximately $26.5 million. Substantial completion of the building shell was achieved during the second quarter of 2009, and the project’s initial tenants have opened for business.

Northrock

In January 2008, the Company acquired approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 67% of the project is leased at September 30, 2009. The Harris Teeter supermarket chain leases a 52,700 square foot grocery store which opened in early June 2009. Three tenants have leased and occupy 7,896 square feet of small shop space as of September 30, 2009. Additionally, the Company has executed leases with Chevy Chase Bank and a free-standing restaurant for pad buildings. The Chevy Chase Bank opened February 2009. The free-standing restaurant will be constructed by the tenant, which expects to commence operations during the fourth quarter of 2010. The Company purchased the land for $12.5 million, with total construction and development costs, including land and lease-up costs, projected to be approximately $27.9 million. The majority of the development costs were funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 92.7% leased at September 30, 2009 and was acquired for a purchase price of $36.6 million, subject to the assumption of a $10.3 million mortgage loan.

BJ’s Wholesale Club

On March 28, 2008, the Company completed the acquisition of the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at September 30, 2009 and was acquired for a purchase price of $21.0 million.

Marketplace at Sea Colony

On March 28, 2008, the Company completed the acquisition of Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 100% leased at September 30, 2009 and was acquired for a purchase price of $3.0 million.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished. The center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Chevy Chase Bank pad building was constructed and commenced operations. As of September 30, 2009, all six shop spaces and the bank pad were leased totaling 11,610 square feet of the newly constructed space. Substantial completion of construction was achieved during the first quarter of 2009 and total construction and development costs were approximately $2.8 million.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended September 30, 2009 and 2008, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of September 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2009	47	5	7,218,000	1,206,000	91.9%	90.8%
2008	45	5	7,001,000	1,206,000	94.6%	95.3%

On a same property basis, 92.9% of the portfolio was leased, compared to the prior year level of 94.7%. The 2009 leasing percentages decreased due to a net decrease of approximately 147,000 square feet of leased space. The major contributors to the leasing decrease in the shopping center portfolio were Southdale in Glen Burnie, Maryland where the Company’s only Circuit City store vacated (37,000 square feet) and Broadlands Village and Lansdowne Town Center, two of the Company’s four Loudoun County centers (23,000 square feet). Two properties in the office portfolio also contributed to the leasing decrease, Avenel Business Park in Gaithersburg, Maryland (26,000 square feet) and Crosstown Business Center in Tulsa, Oklahoma (24,000 square feet).

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

The Company is exposed to interest rate fluctuations primarily as a result of any variable-rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. As of September 30, 2009, the Company had variable-rate indebtedness totaling $48,294,000. Interest rate fluctuations will affect the Company’s annual interest expense accrued on its variable-rate debt. If the interest rate on the Company’s variable-rate debt instruments outstanding at September 30, 2009 had been one percent higher, our annual interest expense accrued relating to these debt instruments would have increased by $482,940, based on those balances. Interest rate fluctuations will also affect the fair value of the Company’s fixed-rate debt instruments. As of September 30, 2009, the Company had fixed-rate indebtedness totaling $569,634,000. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2009 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $29,548,000.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2008 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

928 shares were acquired at a price of $33.08 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, and his spouse, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2009 dividend distribution.

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

(l)

Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(n) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference. Modification to Revolving Credit Agreement, dated April 30, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Second Modification to Revolving Credit Agreement, dated

July 9, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Third Modification to Revolving Credit Agreement, dated July 28, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference.

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

SAUL CENTERS, INC.
(Registrant)

Date: November 9, 2009	/S/ B. FRANCIS SAUL III
B. Francis Saul III, President

Date: November 9, 2009	/S/ SCOTT V. SCHNEIDER
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: November 9, 2009	/S/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President, Chief Accounting Officer
(principal accounting officer)