Form 10-K
period 2009-12-31
SAUL CENTERS INC
filed 2010-03-16
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The number of shares of Common Stock, $0.01 par value, outstanding as of March 12, 2010 was 18,115,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2009 was $375,011,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following table lists the properties acquired and/or developed by the Company since December 31, 2006. The following are operating shopping centers. Two shopping centers, Northrock and Westview have been recently constructed and only a portion of the total square footage, scheduled below, has been leased and placed in service.

Name of Property	Location	Square Footage	Date of Acquisition/ Development
Acquisitions
Orchard Park	Dunwoody, GA	88,000	2007
Great Falls Shopping Center	Great Falls, VA	92,000	2008
BJ’s Wholesale Club	Alexandria, VA	116,000	2008
Marketplace at Sea Colony	Bethany Beach, DE	22,000	2008

Developments
Ashland Square Phase I	Manassas, VA	17,000	2007
Northrock	Warrenton, VA	103,000	2009
Westview Village	Frederick, MD	101,000	2009

As of December 31, 2009, the Company’s properties (the “Current Portfolio Properties”) consisted of 47 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) development properties. Shopping Centers and Office Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Organizational Structure

The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2009.

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

Management of the Current Portfolio Properties

The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 65 employees and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

The Company augments its property management capabilities by sharing with The Saul Organization certain ancillary functions, at cost, such as information technology and payroll services, benefits administration and in-house legal services. The Company also shares insurance administration expenses on a pro rata basis with The Saul Organization. Management believes that these arrangements result in lower costs than could be obtained by contracting with third parties. These arrangements permit the Company to capture greater economies of scale in purchasing from third party vendors than would otherwise be available to the Company alone and to capture internal economies of scale by avoiding payments representing profits with respect to functions provided internally. The terms of all sharing arrangements with The Saul Organization, including payments related thereto, are specified in a written agreement and are reviewed annually by the Audit Committee of the Company’s Board of Directors.

The Company subleases its corporate headquarters space from The Saul Organization at the Company’s share of the cost. A discussion of the lease terms are provided in Note 7, Long Term Lease Obligations, of the Notes to Consolidated Financial Statements.

Principal Offices

The principal offices of the Company are located at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland 20814-6522, and the Company’s telephone number is (301) 986-6200. The Company’s internet web address is www.saulcenters.com. Information contained on the Company’s website is not part of this report. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s website: www.sec.gov.

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

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that characteristics such as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Office Properties generally are attractive and well maintained. The Shopping Centers and Office Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. During 2009 and 2008, the Company redeveloped or expanded four of its operating properties, Hunt Club, Smallwood Village Center, Boulevard and Seven Corners, and developed two new shopping centers, Westview Village and Northrock. Additionally, the Company is constructing Clarendon Center, a mixed-use development containing ground floor retail, office and apartments. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

Investment in Real Estate or Interests in Real Estate

The Company’s redevelopment and renovation objective is to selectively and opportunistically redevelop and renovate its properties, by replacing below-market-rent leases with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company’s strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail redevelopments and renovations.

In light of the limited amount of quality properties for sale that the Company has been presented with or has inquired about over the past year, management believes acquisition and development opportunities for investment in existing and new shopping center and office properties in the near future is uncertain. However, because of its conservative capital structure, including its cash and unfunded credit line, management believes that the Company is positioned to take advantage of investment opportunities when market conditions improve. (See “Capital Policies” following). It is management’s view that several of the sub-markets in which the Company operates have very attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

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

Investments in Securities of or Interests in Persons Engaged in Real Estate Activities and Other Issues

Subject to the tests necessary for REIT qualification, the Company may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. However, the Company does not presently have nor intend to invest in any securities of other REITs.

Dispositions

The Company does not currently intend to dispose of any of its properties, although the Company reserves the right to do so if, based upon management’s periodic review of the Company’s portfolio, the Board of Directors determines that such action would be in the best interest of the Company’s stockholders.

Capital Policies

The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2009.

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

Other Policies

The Company has the authority to offer equity or debt securities in exchange for property and to repurchase or otherwise acquire its common stock or other securities in the open market or otherwise, and may engage in such activities in the future. The Company expects, but is not obligated, to issue common stock to holders of units of the Operating Partnership upon exercise of their redemption rights. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issues other than the Operating Partnership and does not intend to do so. The Company has not made any loans to third parties, although the Company may in the future make loans to third parties. In addition, the Company has policies relating to related party transactions discussed in “Item 1A. Risk Factors.”

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

Employees

As of March 12, 2010, the Company employed approximately 65 persons, including seven leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

The current economic situation, including constraints on credit availability, high unemployment and lower housing values have had an effect on the Company’s results of operations during 2009. Increased vacancies and credit losses, particularly among independent small shop retailers and restaurants at the Company’s Loudoun County, Northern Virginia and Florida shopping centers, have negatively impacted current year earnings. The Company has also experienced an increase in credit loss reserves as small shop tenants have slowed their rent payments in response to declining year over year sales. Management believes that its portfolio, both its geographic locations and tenant mix, is well positioned for the current economy, but believes operating results may continue to be negatively affected. In addition, at December 31, 2009 approximately 90% of the Company’s debt consisted of fixed-rate, amortizing non-recourse mortgage loans, none of which mature until October 2012. The Company believes it has adequate capital capacity, consisting of construction loans in place and borrowing availability on its revolving credit facility, to complete work on its current development projects.

Acquisition and Development Activity

A significant contributor to the Company’s recent growth in its shopping center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2007 though February 2010, the Company acquired three land parcels located in the Washington, DC metropolitan area, has developed neighborhood shopping centers on two of the parcels and acquired four operating neighborhood shopping center properties. In summary, since January 1, 2007, the Company’s leasable area has grown by approximately 7% (0.5 million square feet), from 7.9 million square feet to approximately 8.4 million square feet.

2009 / 2008 / 2007 Acquisitions, Developments and Redevelopments

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company received site plan approval during the third quarter of 2006 to develop a grocery-anchored neighborhood shopping center totaling approximately 125,000 square feet of retail space. A site plan for an additional 35,000 square feet of commercial space is under review by Prince William

County. During the fourth quarter of 2007, the Company completed preliminary site work consisting of clearing, grading and site utility construction. A ground lease has been executed with Chevy Chase Bank, which built a branch, on a pad site, that opened for business October 2007. During 2009, the Company executed a lease with CVS, which is subject to the tenant obtaining site plan and special use permits from Prince William County. It is uncertain whether these lease contingencies will be fulfilled as permit submissions are in progress. If successful, CVS is expected to commence operations in late 2011. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 76% leased at December 31, 2009. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center totals approximately 173,000 square feet. Substantial completion of construction was achieved during the second quarter of 2009. Project costs totaled approximately $6.9 million.

Hunt Club Corners

On June 1, 2006, the Company purchased for $11.1 million the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 96% leased at December 31, 2009. The Company completed a façade renovation of Hunt Club during 2008 for a total cost of approximately $0.9 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its former operating properties, Clarendon and Clarendon Station) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. The south block’s four-level sub-surface parking garage was structurally completed during the second quarter of 2009 and structural concrete work was completed to the top of the residential building (12th floor) and the top of the office building (9th floor) during the third quarter of 2009. Exterior wall brick laying and the installation of exterior pre-cast panels and windows is proceeding. Construction of the north block sub-surface parking garage was structurally completed during the fourth quarter of 2009 and structural concrete work has been completed for the six story office building. The Company estimates construction on both blocks will be substantially complete in late 2010, at which time the residential component is expected to be operational and ready for occupancy. The retail and office spaces will be operational as tenant improvements are built-out.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space and is expected to cost approximately $26.5 million. The Company is currently marketing the space and as of December 31, 2009, has executed leases for 24,200 square feet, or approximately 32% of the total retail space.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company purchased, for $1.3 million, 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company purchased, for $17.0 million, the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, Georgia. The center is 91% leased as of December 31, 2009.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 67% of the project is leased at December 31, 2009, including a 52,700 square foot Harris Teeter supermarket store, 7,896 square feet of small shop space, and pad leases with Chevy Chase Bank and Longhorn Steakhouse. The Chevy Chase Bank opened February 2009. The Longhorn Steakhouse restaurant is under construction by the tenant, who expects to commence operations during the summer of 2010. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million, the majority of which were funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 93% leased at December 31, 2009 and was acquired for a purchase price of $36.6 million, subject to the assumption of a $10.3 million mortgage loan.

BJ’s Wholesale Club

On March 28, 2008, the Company purchased for $21.0 million, the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at December 31, 2009.

Marketplace at Sea Colony

On March 28, 2008, the Company purchased for $3.0 million, Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 91% leased at December 31, 2009.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished, the center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Chevy Chase Bank pad building was constructed and commenced operations. As of December 31, 2009, all six shop spaces and the bank pad were leased, totaling 11,610 square feet. Substantial completion of construction was achieved during the first quarter of 2009, and total construction and development costs were approximately $2.8 million.

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

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.4% of our total revenue for the year ended December 31, 2009. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

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

Influence of Officers, Directors and Significant Stockholders.

Three of our executive officers, Mr. Saul II, his son and our President, B. Francis Saul III, and Thomas H. McCormick, our Senior Vice President and General Counsel, are members of The Saul Organization, and persons associated with The Saul Organization constitute four of the 13 members of our Board of Directors. In addition, as of December 31, 2009, Mr. Saul II beneficially owned, for purposes of SEC reporting, 5,102,000 shares of our common stock representing 28.7% of our issued and outstanding shares of common stock. Mr. Saul II also beneficially owned, as of December 31, 2009, 5,416,000 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2009, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 23.1% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2009, all of the 5,416,000 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. Saul II and members of The Saul Organization owning common stock representing approximately 37.5% in value of all our issued and outstanding equity securities.

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

Management Time.

Our Chief Executive Officer, President, Senior Vice President-Chief Accounting Officer and Senior Vice President and General Counsel are also officers of various entities of The Saul Organization. Although we believe that these officers spend sufficient management time to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer and Senior Vice President and General Counsel will spend less than a majority of their management time on Company matters, while our President and Senior Vice President-Chief Accounting Officer may or may not spend less than a majority of their time on our matters.

Exclusivity and Right of First Refusal Agreements.

We will acquire, develop, own and manage shopping center properties and will own and manage other commercial properties, and, subject to certain exclusivity agreements and rights of first refusal to which we are a party, The Saul Organization will continue to develop, acquire, own and manage commercial properties and own land suitable for development as, among other things, shopping centers and other commercial properties. Therefore, conflicts could develop in the allocation of acquisition and development opportunities with respect to commercial properties other than shopping centers and with respect to development sites, as well as potential tenants and other matters, between us and The Saul Organization. The agreement relating to exclusivity and the right of first refusal between us and The Saul Organization generally requires The Saul Organization to conduct its shopping center business exclusively through us and to grant us a right of first refusal to purchase commercial properties and development sites in certain market areas that become available to The Saul Organization. The Saul Organization has granted the right of first refusal to us, acting through our independent directors, in order to minimize potential conflicts with respect to commercial properties and development sites. We and The Saul Organization have entered into this agreement in order to minimize conflicts with respect to shopping centers and certain of our commercial properties.

Shared Services.

We share with The Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2009, are charges totaling $5,804,000, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by The Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and The Saul Organization, we have not obtained a third party appraisal of the value of these services.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $314,000 for the year ended December 31, 2009.

Related Party Rents.

We sublease space for our corporate headquarters from a member of The Saul Organization, the building of which is owned by another member of the Saul Organization. The 10-year lease commenced in March 2002 and provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2009 was $835,000. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

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

As of December 31, 2009, we had approximately $636.8 million of debt outstanding, $576.1 million of which was long-term fixed-rate debt and was secured by 36 of our properties. The remaining $60.7 million of outstanding debt was borrowed under two secured construction loans.

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

As of December 31, 2009, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Our development activities are inherently risky.

The ground-up development of improvements on real property, which is different from the renovation and redevelopment of existing improvements, presents substantial risks. In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our remaining development activities include:

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

As of December 31, 2009, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 29.9% in value of all our issued and outstanding equity securities. In addition, members of The Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

The Board of Directors may waive these restrictions on a case-by-case basis. The Board has authorized the Company to grant waivers to look-through entities, such as mutual funds, in which shares of equity stock owned by the entity are treated as owned proportionally by individuals who are the beneficial owners of the entity. Even though these entities may own stock in excess of the 2.5% ownership limit, no individual beneficially or constructively would own more than 2.5%. The Board of Directors has agreed to waive the ownership limit with respect to certain mutual funds and similar investors. In addition, the Board of Directors has agreed to waive the ownership limit with respect to certain bank pledgees of shares of our common stock and units issued by the Operating Partnership and held by members of The Saul Organization.

The ownership restrictions may delay, defer or prevent a transaction or a change of our control that might involve a premium price for our equity stock or otherwise be in the stockholders’ best interest.

The lower tax rate on dividends of regular corporations may cause investors to prefer to hold stock of regular corporations instead of REITs.

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

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2009 that remain unresolved.

Item 2.	Properties

Overview

The Company is the owner, developer and operator of a real estate portfolio composed of 52 operating properties totaling approximately 8,424,000 square feet of gross leasable area (“GLA”) and four development parcels as of December 31, 2009. The properties are located primarily in the Washington, DC/Baltimore, Maryland metropolitan area. The portfolio is composed of 47 neighborhood and community Shopping Centers, and five predominantly Office Properties totaling approximately 7,218,000 and 1,206,000 square feet of GLA, respectively. No single property accounted for more than 6.8% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty-one of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.4%), a tenant at eight Shopping Centers, Safeway (3.2%), a tenant at eight Shopping Centers, and Chevy Chase Bank (2.7%), a tenant at twenty properties and one office tenant, the United States Government (2.8%), a tenant at seven properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2009. The average rent, calculated using annualized base rent for leased space as of December 31, 2009 and 2008, was $16.76 per square foot and $16.49 per square foot, respectively, for the Company’s Current Portfolio Properties.

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

In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2009 average estimated population within a one and three-mile radius of the Shopping Centers is approximately 15,400 and 93,900, respectively. The 2009 average household income within the one and three-mile radius of the Shopping Centers is approximately $98,500 and $99,700, respectively, compared to a national average of $71,400. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Center properties range in size from 4,000 to 575,000 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 154,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty-one of the 45 Shopping Centers are anchored by a grocery store.

Lease Expirations of Shopping Center Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the shopping center properties that the Company owned as of December 31, 2009, for each of the 10 years beginning with 2010, assuming that none of the tenants exercise renewal options and excluding an aggregate of 600,986 square feet of unleased space, which represented 8.3% of the GLA of the shopping center properties as of December 31, 2009.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2010	682,400	sf	9.5%	$10,037,000	10.4%
2011	967,902		13.4	13,426,000	13.9
2012	826,543		11.5	14,004,000	14.5
2013	618,631		8.6	10,952,000	11.3
2014	718,465		10.0	11,499,000	11.9
2015	413,254		5.7	5,783,000	6.0
2016	492,170		6.8	3,269,000	3.4
2017	219,069		3.0	4,600,000	4.8
2018	284,658		3.9	3,409,000	3.5
2019	409,773		5.7	3,884,000	4.0
Thereafter	984,431		13.6	15,958,000	16.3

Total	6,617,296	sf	91.7%	$96,821,000	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2009 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

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

Management believes that the Washington, DC office market is one of the strongest and most stable leasing markets in the nation, with relatively low vacancy rates in comparison to other major metropolitan areas. Management believes that the long-term stability of this market is attributable to the status of Washington, DC as the nation’s capital and to the presence of the Federal government, international agencies, and an expanding private sector job market. 601 Pennsylvania Avenue is a nine-story, 227,000 square foot Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime location in downtown Washington, DC. Van Ness Square is a six-story, 156,000 square foot office/retail building which was redeveloped in 1990 and is located in a highly developed commercial area of Northwest Washington, DC which offers extensive retail and restaurant amenities. Washington Square at Old Town is a 235,000 square foot Class A mixed-use office/retail complex completed in 2000 and located on a two-acre site along Alexandria’s main street, North Washington Street, in historic Old Town Alexandria, Virginia. Avenel Business Park is a 391,000 square foot research park located in the suburban Maryland, I-270 biotech corridor. The business park consists of twelve one-story buildings built in six phases, completed between 1981 and 2000.

Crosstown Business Center is a 197,000 square foot flex office/warehouse property located in Tulsa, Oklahoma. The property is located in close proximity to Tulsa’s international airport and major roadways and has attracted tenants requiring light industrial and distribution facilities.

Lease Expirations of Office Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the office properties that the Company owned as of December 31, 2009, for each of the 10 years beginning with 2010, assuming that none of the tenants exercise renewal options and excluding an aggregate of 114,009 square feet of unleased space, which represented 9.4% of the GLA of the office properties as of December 31, 2009.

	Lease Expirations of Office Properties
Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2010	169,871	sf	14.1%	$4,217,000	13.6%
2011	227,557		18.9	4,816,000	15.6
2012	91,315		7.6	3,154,000	10.2
2013	147,758		12.3	5,194,000	16.8
2014	261,945		21.5	8,347,000	27.0
2015	49,058		4.1	1,294,000	4.2
2016	74,785		6.2	2,135,000	6.9
2017	36,304		3.0	703,000	2.3
2018	15,311		1.3	260,000	0.8
2019	5,795		0.5	440,000	1.4
Thereafter	12,145		1.0	398,000	1.2

Total	1,091,844	sf	90.5%	$30,958,000	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2009 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

Current Portfolio Properties

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2009

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased		Anchor/Significant Tenants
					Dec-09	Dec-08
Shopping Centers

Ashland Square Phase I	Manassas, VA	16,550	2007	2.0	100%	100%	Chevy Chase Bank

Ashburn Village	Ashburn, VA	221,687	1994/00/01/02/06	26.4	95%	91%	Giant Food, Ruby Tuesday, Hallmark Cards

Beacon Center	Alexandria, VA	356,115	1972(1993/99/07)	32.3	100%	100%	Lowe’s Home Improvement Center, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s

Belvedere	Baltimore, MD	54,941	1972	4.8	36%	36%	Family Dollar

BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	BJ’s Wholesale Club

Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	83%	91%	Publix, Wachovia Bank

Boulevard	Fairfax, VA	49,140	1994(1999)	5.0	100%	93%	Panera Bread, Party City, Petco

Briggs Chaney MarketPlace	Silvers Spring, MD	194,347	2004	18.2	94%	98%	Safeway, Ross Dress For Less, Chuck E Cheese, Family Dollar

Broadlands Village	Ashburn, VA	159,734	2003/4/6	24.0	90%	89%	Safeway, The Original Steakhouse and Sports Theatre, Bonefish Grill, Starbucks

Countryside	Sterling, VA	141,696	2004	16.0	91%	97%	Safeway, CVS Pharmacy, Starbucks

Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	90%	92%	Publix

Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%

French Market	Oklahoma City, OK	244,724	1974(1984/98)	13.8	97%	97%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Famous Footwear, Lakeshore Learning Center, Alfred Angelo, Dollar Tree

Germantown	Germantown, MD	27,241	1992	2.7	86%	90%

Giant	Baltimore, MD	70,040	1972(1990)	5.0	100%	100%	Giant Food

The Glen	Lake Ridge, VA	134,317	1994(2005)	14.7	88%	91%	Safeway Marketplace, The Original Steakhouse and Sports Theatre, Panera Bread

Great Eastern	District Heights, MD	255,398	1972(1995)	31.9	99%	98%	Fresh World, Pep Boys, Big Lots, Capital Sports Complex

Great Falls Center	Great Falls, VA	91,666	2008	11.0	93%	95%	Safeway, CVS Pharmacy

Hampshire Langley	Takoma Park, MD	131,700	1972(1979)	9.9	100%	100%	Expo E Mart, Radio Shack, Starbucks

Hunt Club Corners	Apopka, FL	101,522	2006	13.1	96%	95%	Publix, Walgreens, Radio Shack, Hallmark

Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	89%	92%	Publix, Carrabas Italian Grill

Kentlands Square	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s Home Improvement Center, Chipotle

Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	100%	100%	Elizabeth Arden’s Red Door Salon, Bonefish Grill

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2009

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased		Anchor/Significant Tenants
					Dec-09	Dec-08
Shopping Centers (continued)

Lansdowne Town Center	Leesburg, VA	189,355	2006	23.4	93%	99%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joes, Starbucks

Leesburg Pike	Baileys Crossroads, VA	97,752	1966(1982/95)	9.4	99%	100%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless

Lexington Pads	Lexington, KY	13,646	1974	4.1	100%	100%	Applebees, Perkins Restaurant

Lumberton Plaza	Lumberton, NJ	193,044	1975(1992/96)	23.3	94%	98%	SuperFresh, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar

Shops at Monocacy	Frederick, MD	109,144	2004	13.0	100%	98%	Giant Food, Panera Bread, Starbucks

Northrock	Warrenton, VA	103,440	2009	15.4	67%	N/A	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza

Olde Forte Village	Ft. Washington, MD	143,062	2003	16.0	89%	95%	Safeway, Radio Shack

Olney	Olney, MD	53,765	1975(1990)	3.7	100%	100%	Rite Aid, Olney Grill

Orchard Park	Dunwoody, GA	87,782	2007	10.5	91%	93%	Kroger, Starbucks

Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	94%	94%	Albertson’s, Office Depot, Mimi’s Cafe, Toojay’s Deli

Ravenwood	Baltimore, MD	93,328	1972(2006)	8.0	87%	96%	Giant Food, Starbucks

Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	95%	100%	Publix, Palm Harbor Health Food, Petco, Planet Fitness

Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	91%	100%	Seacoast Realty, Armand’s Pizza, Candy Kitchen

Seven Corners	Falls Church, VA	574,831	1973 (1994-7/07)	31.6	100%	100%	The Home Depot, Shoppers Food & Pharmacy, Syms, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, G Street Fabrics, Off-Broadway Shoes, The Room Store, Dress Barn, Starbucks, Dogfishhead Ale House

Shops at Fairfax	Fairfax, VA	68,743	1975(1993/99)	6.7	98%	100%	Super H Mart

Smallwood Village Center	Waldorf, MD	172,817	2006	25.1	76%	77%	Safeway, CVS Pharmacy

Southdale	Glen Burnie, MD	484,115	1972(1986)	39.6	91%	99%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, All Green Market

Southside Plaza	Richmond, VA	373,651	1972	32.8	86%	91%	Farmers Foods, Maxway, Citi Trends, City of Richmond

South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	89%	65%	Maxway, Big Lots, Emory Clinic

Thruway	Winston-Salem, NC	361,388	1972(1997)	30.5	97%	96%	Harris Teeter, Borders Books, Bed Bath & Beyond, Stein Mart, Talbots, Hanes Brands, JoS. A Banks, Bonefish Grill, Chico’s, Ann Taylor Loft, Coldwater Creek, Rite Aid, Kinkos/FedEx, New Balance, Aveda Salon, Christies Hallmark

Village Center	Centreville, VA	143,109	1990	17.2	93%	90%	Giant Food, Tuesday Morning, Starbucks

West Park	Oklahoma City, OK	76,610	1975	11.2	19%	19%	Family Dollar

Westview Village	Frederick, MD	100,997	2009	10.4	24%	NA	Mimi’s Cafe, Sleepy’s, WOW Wingery, Firehouse Subs

White Oak	Silver Spring, MD	480,156	1972(1993)	28.5	99%	99%	Giant Food, Sears, Walgreens, Radio Shack, Boston Market

	Total Shopping Centers	7,218,283		700.5	91.7%	93.9%

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2009

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased		Anchor/Significant Tenants
					Dec-09	Dec-08
Office Properties

Avenel Business Park	Gaithersburg, MD	390,579	1981-2000	37.1	87%	94%	General Services Administration, VIRxSYS, Broadsoft, Quanta Systems, SeraCare Life Sciences

Crosstown Business Center	Tulsa, OK	197,135	1975(2000)	22.4	78%	93%	Compass Group, Roxtec, Keystone Automotive, Freedom Express

601 Pennsylvania Ave.	Washington, DC	226,604	1973(1986)	1.0	100%	100%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Pharmaceutical Care Management Assn., Capital Grille

Van Ness Square	Washington, DC	156,493	1973(1990)	1.2	91%	92%	Team Video Intl, Office Depot, Pier 1

Washington Square	Alexandria, VA	235,042	1975(2000)	2.0	97%	99%	Vanderweil Engineering, Agentrics, EarthTech, Thales, Cooper Carry, Bank of America, Trader Joe’s, Fed Ex/Kinko’s, Talbots

	Total Office Properties	1,205,853		63.7	90.5%	95.8%

	Total Portfolio	8,424,136		764.2	91.5%	94.2%

Land and Development Parcels

Clarendon Center	Arlington, VA		2002	1.9	Under construction with substantial completion projected for late 2010.
Ashland Square Phase II	Manassas, VA		2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
Lexington Center	Lexington, KY		1974	26.0	Former mall is vacant and the Company has prepared conceptual designs for a shopping center development and is marketing the site to prospective retailers.
New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.

	Total Development Properties			80.7

Item 3.	Legal Proceedings

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the shares of common stock were reported by the New York Stock Exchange for each quarter of 2009 and 2008 as follows:

	Share Price
Period	High	Low
October 1, 2009 – December 31, 2009	$33.32	$28.98
July 1, 2009 – September 30, 2009	$34.25	$28.29
April 1, 2009 – June 30, 2009	$33.00	$23.16
January 1, 2009 – March 31, 2009	$39.05	$20.23

October 1, 2008 – December 31, 2008	$48.94	$24.67
July 1, 2008 – September 30, 2008	$51.39	$44.14
April 1, 2008 – June 30, 2008	$54.56	$46.81
January 1, 2008 – March 31, 2008	$55.41	$45.06

On March 12, 2010, the closing price was $38.87 per share.

Holders

The approximate number of holders of record of the common stock was 300 as of March 12, 2010.

Dividends and Distributions

Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2009 and 2008. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $35,645,000 in 2009 and $43,633,000 in 2008. Distributions to preferred stockholders were $15,140,000 in 2009 and $11,668,000 in 2008. See Notes to Consolidated Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

The Company’s estimate of cash flow available for distributions is believed to be based on reasonable assumptions and represents a reasonable basis for setting distributions. However, the actual results of operations of the Company will be affected by a variety of factors, including but not limited to actual rental revenue, operating expenses of the Company, interest expense, general economic conditions, federal, state and local taxes (if any), unanticipated capital expenditures, the adequacy of reserves and preferred dividends. While the Company intends to continue paying regular quarterly distributions, any future payments will be determined solely by the Board of Directors and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution amounts required to maintain its status as a REIT under the Code, and such other factors as the Board of Directors deems relevant. We are obligated to pay regular quarterly distributions to holders of depositary shares of Series A preferred stock at the rate of $2.00 per annum per depositary share and to holders of depositary shares of Series B preferred stock at the rate of $2.25 per annum per depositary share, prior to distributions on the common stock.

The Company paid four quarterly distributions totaling $1.53, $1.88 and $1.77, per common share during the years ended December 31, 2009, 2008 and 2007, respectively. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. The Company has determined that 100% of the total $1.53 per common share dividend paid in 2009 represents currently taxable dividend income to the stockholders. For the $1.88 per common share dividend paid in 2008, 98.0% was taxable dividend income and 2.0% was considered return of capital. The Company has determined that 100% of the total $1.77 per common share dividend paid in 2007 represents currently taxable dividend income to the stockholders. No assurance can be given regarding what portion, if any, of distributions in 2010 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are considered ordinary dividend income.

Acquisition of Equity Securities by The Saul Organization

Through participation in the Company’s Dividend Reinvestment Plan, B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and B. F. Saul Real Estate Investment Trust and B.F. Saul Company, for each of which Mr. Saul II is either President or Chairman; B.F. Saul Property Company, Avenel Executive Park Phase II, LLC and Dearborn, L.L.C., which are wholly-owned subsidiaries of B. F. Saul Company and B. F. Saul Real Estate Investment Trust, respectively, acquired an aggregate of 108,391 shares of common stock at an average price of $29.96 per share, for the October 30, 2009 dividend distribution.

Performance Graph

Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The graph compares the cumulative total stockholder return of the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on January 1, 2005.

Item 6.	Selected Financial Data

The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

Saul Centers, Inc.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Total revenue	$161,113	$160,345	$150,585	$137,978	$127,015
Operating expenses	116,002	113,980	105,203	97,505	89,990

Operating income	45,111	46,365	45,382	40,473	37,025
Non-operating items
Loss on early extinguishment of debt	(2,210)	—	—	—	—
Gain on property dispositions	329	1,301	139	—	—

Net income	43,230	47,666	45,521	40,473	37,025
Income attributable to the noncontrolling interest	(6,517)	(7,972)	(8,818)	(7,793)	(7,798)

Net income attributable to Saul Centers, Inc.	36,713	39,694	36,703	32,680	29,227
Preferred dividends	(15,140)	(13,453)	(8,000)	(8,000)	(8,000)

Net income available to common stockholders	$21,573	$26,241	$28,703	$24,680	$21,227

Per Share Data (diluted):
Net income available to common stockholders	$1.20	$1.46	$1.62	$1.43	$1.27

Basic and Diluted Shares Outstanding
Weighted average common shares - basic	17,904	17,816	17,589	17,075	16,663
Effect of dilutive options	39	145	180	158	107

Weighted average common shares - diluted	17,943	17,961	17,769	17,233	16,770
Weighted average convertible limited partnership units	5,416	5,416	5,416	5,395	5,233

Weighted average common shares and fully converted limited partnership units - diluted	23,359	23,377	23,185	22,628	22,003

Dividends Paid:
Cash dividends to common stockholders (1)	$27,358	$33,450	$31,026	$28,579	$26,542

Cash dividends per share	$1.53	$1.88	$1.77	$1.68	$1.60

Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$834,914	$774,718	$657,258	$627,651	$567,417
Total assets	925,574	853,873	727,443	700,537	631,469
Total debt, including accrued interest	639,405	570,184	535,319	525,125	484,902
Preferred stock	179,328	179,328	100,000	100,000	100,000
Total stockholders’ equity	226,063	227,887	153,524	137,876	114,482

Other Data
Cash flow provided by ( used in ) :
Operating activities	$69,025	$73,101	$71,197	$62,174	$58,674
Investing activities	$(80,469)	$(115,070)	$(52,036)	$(65,699)	$(73,805)
Financing activities	$19,045	$49,210	$(21,457)	$3,579	$(10,423)

Funds from operations (2)
Net income	$43,230	$47,666	$45,521	$40,473	$37,025
Real estate depreciation and amortization	28,264	29,783	26,464	25,648	24,197
Gain on property dispositions	(329)	(1,301)	(139)	—	—

Funds from operations	71,165	76,148	71,846	66,121	61,222
Preferred dividends	(15,140)	(13,453)	(8,000)	(8,000)	(8,000)

Funds from operations available to common shareholders	$56,025	$62,695	$63,846	$58,121	$53,222

(1)	For the years 2009, 2008, 2007, 2006 and 2005, shareholders reinvested $4,137, $3,941, $18,725, $14,842 and $15,330, respectively, in newly issued common stock by operation of the Company’s dividend reinvestment plan.
(2)	Funds from operations (FFO) is a non-GAAP financial measure. For a definition of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 41, discusses the Company’s results of operations for the past two years. Beginning on page 45, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 56, the Company discusses funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

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

In light of the limited amount of quality properties for sale that the Company has been presented with or inquired about over the past year, management believes acquisition and development opportunities for investment in existing and new shopping center and office properties in the near future is uncertain. However, because of its conservative capital structure, including its undrawn credit line and cash balances, management believes that the Company is positioned to take advantage of investment opportunities when market conditions change. It is management’s view that several of the sub-markets in which the Company operates have attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

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

With a severe decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Vacancies have increased from a year ago. Our overall portfolio leasing percentage, on a comparative same center basis, ended the year at 92.7%, a decrease from 94.1% at year end 2008, a space leased reduction of approximately 130,000 square feet. Five properties, three shopping centers and two office properties, caused the decline in leased space. The Shopping Center Properties: (1) Southdale decreased by 42,000 SF resulting primarily from the big box retailer Circuit City terminating its business; (2) Southside Plaza decreased by 19,000 SF resulting from several businesses which chose not to renew their leases; and (3) Lansdowne Town Center which decreased by 11,000 SF when a fitness center and two small shop tenants ceased rent payments and vacated their spaces prior to lease expiration. Office Properties: (1) Crosstown Business Park decreased by 31,000 SF resulting from two tenants choosing not to renew their leases; and (2) Avenel Business Park, which decreased by 26,000 SF when a 15,000 SF life science tenant lost its financial support and several other small tenants ceased rent payments and vacated their spaces prior to lease expiration.

The Company’s tenants have been further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the retail holiday season in late December 2009 hindered the ability of customers to shop. Additionally, the costs of removing the snow from the shopping centers and office buildings approached $1 million. Approximately 70% of the costs are historically billable to tenants, which could further strain their ability to operate profitably. Compounding the costs of the December storm were two major storms impacting the Mid-Atlantic region during February 2010. It is estimated the costs of removing snow from the February storms may be triple the amount of the December 2009 storm.

In addition, because of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets. First, the Company maintains a ratio of total debt to total assets value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of December 31, 2009, amortizing fixed-rate mortgage debt represented approximately 90% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s earliest fixed-rate debt maturity is not until October 2012. The Company’s two construction loans for Northrock and Clarendon Center may be extended, under certain conditions, until May 2013. Finally, as of December 31, 2009, the Company has loan availability of more than $149,000,000 under its $150,000,000 unsecured revolving line of credit.

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area. In addition to investing in properties in the Washington, DC/Baltimore metropolitan area, from 2007 through 2009, the Company also acquired a grocery-anchored neighborhood shopping center in Georgia totaling 88,000 square feet.

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

Real Estate Investments

Real estate investment properties are stated at historic cost less depreciation. The Company intends to own its real estate investment properties over a long term. No real estate investment properties have been sold since the Company’s formation in 1993. Management believes that these assets have generally appreciated in value since their acquisition or development and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with U.S. GAAP, they do not report the current value of the Company’s real estate investment properties.

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

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess the carrying value of the real estate investment property relative to its estimated fair value. The Company considers both quantitative and qualitative factors in identifying impairment indicators including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company performs a comparison of the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.

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

Results of Operations

Revenue

	For the year ended December 31,			Percentage Change
(Dollars in thousands)	2009	2008	2007	2009 to 2008	2008 to 2007
Base rent	$125,845	$124,999	$118,806	0.7%	5.2%

Expense recoveries	29,462	29,066	26,090	1.4%	11.4%

Percentage rent	1,326	1,509	1,497	-12.1%	0.8%

Other	4,480	4,771	4,192	-6.1%	13.8%

Total revenue	$161,113	$160,345	$150,585	0.5%	6.5%

Note: (Dollars in thousands)

Base rent includes $1,303, $753 and $1,672, for the years 2009, 2008 and 2007, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1,249, $1,445 and $472, for the years 2009, 2008 and 2007, respectively, to recognize income from the amortization of in-place leases.

Total revenue increased 0.5% in 2009 compared to 2008. The revenue increase for the 2009 Period resulted from the operations of the Development Properties (Northrock and Westview Village) and three 2008 acquisition properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony), together defined as the “2009/2008 Development and Acquisition Properties,” (approximately $2,355,000), offset in part by declining revenues from the “Core Properties” (properties which were in operation for the entirety of both periods) due to decreased occupancy levels and the resulting loss of base rent (approximately $957,000) and reduced interest income on invested cash balances (approximately $582,000).

Total revenue increased 6.5% in 2008 compared to 2007 primarily due to (1) the contribution of operating revenue from three operating properties acquired during 2008 (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony), (2) an operating property acquired July 2007 (Orchard Park) and (3) a development property (Ashland Square Phase I) placed in service during the fourth quarter of 2007, together defined as the “2008/2007 Development and Acquisition Properties,” whose operating results are included in 2008’s operating income but not fully in the previous year’s results. The 2008/2007 Development and Acquisition Properties contributed $4,943,000, or 50.6%, of the increase in revenue. Also contributing to the 2008 revenue increase was a revenue increase of $1,575,000, or 16.1%, from the stabilization of Lansdowne Town Center. The balance of 2008’s revenue growth resulted from rental rate growth, increased parking revenue and increased lease termination fees in the remainder of the Company’s Core Properties. A discussion of the components of revenue follows.

Base rent

The $846,000 increase in base rent in 2009 over 2008 was primarily attributable to leases in effect at the 2009/2008 Development and Acquisition Properties (approximately $1,931,000) which was offset by base rent decline (approximately $1,085,000) throughout the Core Properties in 2009 from 2008 due to increased vacancy attributable to the challenging market conditions, particularly an anchor space vacant at Seven Corners in Falls Church, Virginia, during the first half of 2009 and small shop vacancies at two Loudoun County shopping centers, Broadlands Village and Lansdowne Town Center.

The $6,193,000 increase in base rent in 2008 from 2007 was primarily attributable (68.8% or approximately $4,258,000) to leases in effect at the 2008/2007 Development and Acquisition Properties and the stabilization of Lansdowne Town Center (18.1% or approximately $1,123,000). The balance of the increase was provided by rental rate growth in the Core Properties, particularly Southdale, Seven Corners and Leesburg Pike shopping centers, offset in part by base rent decreases at Broadlands Village, South Dekalb Plaza and Ashburn Village resulting from tenant vacancies.

Expense recoveries

Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The operation of the 2009/2008 Development and Acquisition Properties contributed the majority of the $396,000 increase in expense recovery income in 2009 compared to 2008 (90.7% or approximately $359,000).

The $2,976,000 increase in expense recovery income in 2008 compared to 2007 resulted primarily from billings to tenants for their share of increased real estate tax expense in the Core Properties (58.0% or approximately $1,727,000). The operation of the 2008/2007 Development and Acquisition Properties (21.5% or approximately $639,000) and property operating expenses (20.5% or approximately $610,000) throughout the Core Properties accounted the balance of the increase.

Percentage rent

Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent decreased $183,000 in 2009 from 2008 primarily as a result of timing differences in the receipt of sales reports used to calculate percentage rent from two retail tenants (82.0% or approximately $150,000).

Other revenue

Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental revenue, payments associated with early termination of leases and interest income from the investment of cash balances. Other revenue decreased $291,000 in 2009 from 2008 as a result of decreased interest income from short-term investments (approximately $582,000) offset in part by increased parking revenue in the office portfolio (approximately $278,000).

The increase in other revenue for 2008 compared to 2007 resulted primarily from increased parking revenue primarily at 601 Pennsylvania Avenue (38.2% or approximately $221,000), increased lease termination fees (29.7% or approximately $172,000), and interest income resulting from the investment of increased cash balances (23.7% or approximately $137,000).

Operating expenses

				Percentage Change
	For the year ended December 31,			2009 to	2008 to
(Dollars in thousands)	2009	2008	2007	2008	2007
Property operating expenses	$21,408	$19,877	$18,758	7.7%	6.0%
Provision for credit losses	919	1,113	376	-17.4%	196.0%
Real estate taxes	17,766	16,608	14,084	7.0%	17.9%
Interest expense and amortization of deferred debt	34,689	34,278	33,855	1.2%	1.2%
Depreciation and amortization	28,264	29,783	26,464	-5.1%	12.5%
General and administrative	12,956	12,321	11,666	5.2%	5.6%

Total operating expenses	$116,002	$113,980	$105,203	1.8%	8.3%

Property operating expenses

Property operating expenses consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The largest single item contributing to the $1,531,000 increase in 2009 property operating expenses compared to the 2008 year was snow removal expense (88.0% or approximately $1,347,000) resulting primarily from a heavy snowfall in the Mid-Atlantic states during the December 2009 retail holiday season.

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

Provision for credit losses

The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The provision for credit losses decreased $194,000 primarily due to a one-time provision for a rent dispute with a former anchor tenant of $409,000 in 2008, partially offset by $215,000 of increased credit losses related to small shop delinquencies in 2009.

The $737,000 credit loss increase in 2008 compared to 2007 was primarily due to a rent dispute with a former anchor tenant (55.5% or approximately $409,000). The Company also established credit loss reserves for tenant rents receivable the majority of which were independent, small shop retailers, primarily at the Company’s Loudoun County, Northern Virginia shopping centers. The provision for credit losses of approximately seven tenths of one percent (0.7%) and three tenths of one percent (0.3%), of total revenue for 2008 and 2007, respectively, reflects the deteriorating impact of the declining housing conditions and frozen credit market.

Real estate taxes

The $1,158,000 increase in real estate taxes resulted primarily from a 5.8% increase in real estate tax expense throughout the Core Properties (82.0% or approximately $949,000). The operation of the 2009/2008 Development and Acquisition Properties contributed the remainder of the real estate tax increase (18.0% or approximately $209,000).

The $2,524,000 increase in real estate taxes in 2008 compared to 2007 was primarily due to a same property shopping center increase of $1,619,000 (64.1% of total real estate tax increase), a 16.5% increase over

2007’s amount, impacted largely by increased expense at several of the Company’s Northern Virginia shopping centers. The Office Properties, particularly Van Ness Square and 601 Pennsylvania Avenue, accounted for $564,000 of the increase, a 13.6% increase over 2007’s amount, and the 2008/2007 Development and Acquisition Properties accounted for approximately $341,000.

Interest and amortization of deferred debt

Interest expense increased $411,000 in 2009 from 2008. The Company incurred increased interest expense of approximately $1,700,000, primarily resulting from increased fixed-rate borrowings of $41,500,000, when the Company obtained five new mortgage loans totaling $118,000,000 to pay-off $76,500,000 of debt scheduled to mature in November 2011. Also increasing interest expense were loan modification fees of $363,000 related to the amendment and extension of the revolving credit facility. Partially offsetting these increases was a $1,830,000 increase in capitalized interest related to construction and development projects resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Increased deferred debt cost amortization increased interest expense by approximately $161,000.

Interest expense increased $423,000 in 2008 from 2007 due to increased borrowing for the 2008/2007 Development and Acquisition Properties offset in part by increased capitalized interest on development projects. Average outstanding borrowings increased approximately $35,785,000 (average fixed-rate borrowings increased approximately $38,678,000 while average variable rate borrowings (revolving credit line and construction loans) decreased approximately $2,893,000). The new borrowings reduced the average interest rate by approximately 0.13%. The combined impact of the new borrowings, at a lower average rate, resulted in an approximately $1,700,000 increase in interest expense. Interest capitalized as a cost of construction and development projects increased during 2008 compared to 2007 which resulted in a decrease of interest expense by approximately $1,270,000 ($4,159,000 from $2,889,000) resulting primarily from construction activity at Clarendon Center, Northrock and Westview Village. Increased deferred debt cost amortization increased interest expense by approximately $13,000 ($1,162,000 versus $1,149,000).

Depreciation and amortization

Depreciation and amortization of deferred leasing costs decreased $1,519,000 in 2009 compared to 2008 due primarily to the absence of $1,406,000 of asset retirements that occurred in 2008 in conjunction with the redevelopment of Smallwood Village Center and Clarendon Center development in the prior year period.

The $3,319,000 increase in depreciation and amortization of deferred leasing costs in 2008 compared to 2007 resulted primarily from asset retirements in 2008 in conjunction with the redevelopment of Smallwood Village Center and Clarendon Center development (42.4% or approximately $1,406,000) and the commencement of depreciation on the 2008/2007 Development and Acquisition Properties placed in service during the preceding twelve months (22.0% or approximately $729,000). The write-off of deferred leasing costs and undepreciated leasehold improvements from tenants terminating their leases prior to their contractual lease expiration dates contributed to the remaining increase.

General and administrative

General and administrative expenses consists of payroll, administrative and other overhead expenses. The $635,000 increase in general and administrative expenses for 2009 compared to 2008 resulted from increased staff expenses totaling approximately $1,092,000, resulting in part from one-time severance expenses of approximately $270,000, the expensing of development personnel costs and increased health care expense, partially offset by reduced abandoned acquisition costs, professional fees and option expense, together totaling approximately $411,000.

The $655,000 increase in general and administrative expenses for 2008 compared to 2007 resulted from increased staff expenses (88.9% or approximately $582,000) and real estate tax on land held for investment (31.0% or approximately $203,000), offset in part by reduced professional fees.

Gain on property dispositions

Gain on property dispositions in 2009 totaling $329,000 is comprised of (a) the excess of insurance proceeds received over carrying value of assets damaged at three shopping center properties during 2009 and 2008 and (b) condemnation proceeds received in connection with the taking of land at one shopping center. The insurance proceeds funded substantially all of the restoration of the damaged property.

Gain on property dispositions totaling $1,301,000 in 2008 represents the excess of insurance proceeds received over the carrying value of assets damaged at three shopping centers.

Gain on property dispositions totaling $139,000 in 2007 represents condemnation proceeds received in connection with the taking of land at one shopping center.

Impact of Inflation

Inflation has remained relatively low during 2009 and 2008, with the exception of energy costs which fluctuated widely during these periods. Rising energy prices caused increases in utility expense, primarily gas and electric costs. The impact of rising operating expenses on the operating performance of the Company’s portfolio, however, has been mitigated by terms of substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.

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

Liquidity and Capital Resources

Cash and cash equivalents were $20,607,000 and $13,006,000 at December 31, 2009 and 2008, respectively. The changes in cash and cash equivalents during the years ended December 31, 2009 and 2008 were attributable to operating, investing and financing activities, as described below.

	For the year ended December 31,
(Dollars in thousands)	2009	2008
Cash provided by operating activities	$69,025	$73,101
Cash used in investing activities	(80,469)	(115,070)
Cash provided by financing activities	19,045	49,210

Increase in cash and cash equivalents	$7,601	$7,241

Operating Activities

Cash provided by operating activities decreased $4,076,000 to $69,025,000 for the year ended December 31, 2009 compared to $73,101,000 for the year ended December 31, 2008, primarily reflecting decreased operating income of the core portfolio. Cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities decreased $34,601,000 to $80,469,000 for the year ended December 31, 2009 compared to $115,070,000 for the year ended December 31, 2008. Investing activities for 2009 primarily reflect the construction of new and renovated shopping center properties (Clarendon Center, Northrock and Westview Village developments and the Smallwood Village Center and Boulevard renovations), tenant improvements and property capital expenditures throughout the portfolio.

Investing activities for 2008 primarily reflects the acquisition of properties (Great Falls Center, BJ’s Wholesale and Marketplace at Sea Colony), the construction of new and renovated shopping center properties (Clarendon Center, Northrock and Westview Village developments and the Smallwood Village Center and Boulevard renovations), tenant improvements and property capital expenditures throughout the portfolio.

Tenant improvement and property capital expenditures totaled $7,256,000 and $9,986,000, for 2009 and 2008, respectively.

Financing Activities

Cash provided by financing activities for the years ended December 31, 2009 and 2008, was $19,045,000 and $49,210,000, respectively. Cash provided by financing activities for the year ended December 31, 2009 primarily reflects:

•	proceeds received from five new mortgage notes payable and the final funding of a 2008 mortgage forward commitment totaling $119,882,000;

•	amounts borrowed from construction loans payable totaling $41,507,000;

•	amounts borrowed from the revolving credit facility totaling $30,000,000; and

•	$4,185,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $92,078,000;

•	the repayments of the revolving credit facility totaling $30,000,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $35,645,000;

•	distributions made to preferred stockholders during the year totaling $15,140,000; and

•	payments of $3,666,000 for financing costs of new mortgage loans and the amendment and extension of the Revolving Credit Agreement.

Cash provided by financing activities for the year ended December 31, 2008 primarily reflects:

•	proceeds from the issuance of Series B preferred stock (net of issuance costs) totaling $76,321,000;

•	amounts borrowed from the revolving credit facility totaling $19,000,000;

•	proceeds received from mortgage notes payable totaling $29,775,000;

•	amounts borrowed from construction loans payable totaling $19,230,000; and

•	$4,543,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options;

which was partially offset by:

•	the scheduled repayment (amortization) of mortgage notes payable totaling $16,585,000;

•	the repayments of the revolving credit facility totaling $27,000,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $43,633,000;

•	distributions made to preferred stockholders during the year totaling $11,668,000; and

•	payments of $773,000 for financing costs of new mortgage loans during 2008.

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

Contractual Payment Obligations

As of December 31, 2009, the Company had unfunded contractual payment obligations of approximately $67.0 million, excluding operating obligations, due within the next 12 months. The table below specifies the total contractual payment obligations as of December 31, 2009.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Notes Payable	$636,806	$15,675	$190,888	$75,374	$354,869
Operating Leases (1)	10,936	169	349	352	10,066
Corporate Headquarters Lease (1)	1,873	850	1,023	—	—
Development Obligations	56,272	50,272	6,000	—	—

Total Contractual Cash Obligations	$705,887	$66,966	$198,260	$75,726	$364,935

(1)	See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2009 included cash balances of $20.6 million, borrowing availability of approximately $149.8 million on its revolving line of credit and borrowing availability of approximately $118.6 million of unfunded capacity on its two construction loans will be sufficient to meet its contractual obligations for the foreseeable future.

Preferred Stock Issues

In March 2008, the Company sold, in an underwritten public offering, 3,173,115 depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock, providing net cash proceeds of $76.3 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference on or after March 15, 2013. The depositary shares pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 liquidation preference. The first dividend was paid on July 15, 2008 and covered the period from March 27, 2008 through June 30, 2008. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Approximately $22.0 million of the net proceeds were used to fully repay the outstanding amount under the Company’s revolving credit facility and approximately $31.5 million was used to acquire three operating shopping center properties ($61.1 million acquisition cost less financing proceeds of $29.6 million from loans secured by the properties). The remaining $22.8 million was initially invested in short-term certificates of deposit and subsequently used to fund certain of the Company’s development and redevelopment projects.

In November 2003, the Company sold 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed at the Company’s option, in whole or in part from time to time, at the $25.00 liquidation preference. The depositary shares pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 125,956 and 74,215 shares under the Plan at a weighted average discounted price of $30.21 and $47.44 per share during the years ended December 31, 2009 and 2008, respectively. The Company also credited 10,491 and 9,605 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $31.69 and $43.71 per share, during the years ended December 31, 2009 and 2008, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2009.

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

The following is a summary of notes payable as of December 31, 2009 and 2008:

Notes Payable	December 31,				Interest	Scheduled
(Dollars in thousands)	2009			2008	Rate *	Maturity *
Fixed rate mortgages:	$—	(a	)	$78,489	—	—
	110,847	(b	)	115,271	7.67%	Oct-2012
	10,658	(c	)	10,846	6.12%	Jan-2013
	27,533	(d	)	28,837	7.88%	Jan-2013
	7,694	(e	)	7,919	5.77%	Jul-2013
	15,184	(f	)	15,576	5.40%	May-2014
	18,506	(g	)	18,987	7.45%	Jun-2015
	37,376	(h	)	38,263	6.01%	Feb-2018
	42,265	(i	)	43,413	5.88%	Jan-2019
	13,671	(j	)	14,043	5.76%	May-2019
	18,876	(k	)	19,391	5.62%	Jul-2019
	18,702	(l	)	19,195	5.79%	Sep-2019
	16,706	(m	)	17,165	5.22%	Jan-2020
	12,127	(n	)	12,337	5.60%	May-2020
	11,279	(o	)	11,576	5.30%	Jun-2020
	9,698	(p	)	9,925	5.81%	Feb-2021
	6,693	(q	)	6,791	6.01%	Aug-2021
	38,625	(r	)	39,198	5.62%	Jun-2022
	11,661	(s	)	11,817	6.08%	Sep-2022
	12,504	(t	)	12,655	6.43%	Apr-2023
	17,977	(u	)	16,571	6.28%	Feb-2024
	18,368	(v	)	—	7.35%	Jun-2024
	15,891	(w	)	—	7.60%	Jun-2024
	16,923	(x	)	—	8.11%	Jul-2024
	33,305	(y	)	—	7.45%	Jul-2024
	33,000	(z	)	—	7.30%	Jan-2025

Total fixed rate	576,069			548,265	6.66%	8.9 Years

Variable rate loans:

Revolving credit facility	—	(aa	)	—	LIBOR + 3.725%	Jun-2012

Northrock construction loan	19,118	(bb	)	12,817	LIBOR + 3.00%	May-2011

Clarendon construction loan	41,619	(cc	)	6,413	LIBOR + 2.50%	Nov-2011

Total variable rate	60,737			19,230	3.29%	1.7 Years

Total notes payable	$636,806			$567,495	6.34%	8.2 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2009. Totals computed using weighted averages.

(a)	The loan was collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center and was repaid during 2009.
(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $4,424,000 was amortized during 2009.

(c)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30-year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $188,000 was amortized during 2009.
(d)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,304,000 was amortized during 2009.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $225,000 was amortized during 2009.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13,278,000 is due at loan maturity. Principal of $392,000 was amortized during 2009.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15,168,000 is due at loan maturity. Principal of $481,000 was amortized during 2009.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $887,000 was amortized during 2009.
(i)	The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $1,148,000 was amortized during 2009.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $372,000 was amortized during 2009.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $515,000 was amortized during 2009.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $493,000 was amortized during 2009.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $459,000 was amortized during 2009.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $210,000 was amortized during 2009.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $297,000 was amortized during 2009.
(p)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $227,000 was amortized during 2009.
(q)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $98,000 was amortized during 2009.

(r)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28,177,000 at loan maturity. Principal of $573,000 was amortized during 2009.
(s)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8,628,000 at loan maturity. Principal of $156,000 was amortized during 2009.
(t)	The loan is collateralized by BJs Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9,305,000 at loan maturity. Principal of $151,000 was amortized during 2009.
(u)	The loan is collateralized by Great Falls shopping center. In May 2009, the Company closed on the final portion of a forward commitment in the amount of $1,881,617. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule. The loan matures February 1, 2024 at which time a final payment of $6,349,000 will be due. Principal of $476,000 was amortized during 2009.
(v)	The loan, closed on June 2, 2009, is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11,506,000 at loan maturity. Principal of $132,000 was amortized during 2009.
(w)	The loan, closed on May 28, 2009, is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10,060,000 at loan maturity. Principal of $109,000 was amortized during 2009.
(x)	The loan, closed on June 12, 2009, is collateralized by Van Ness Square and requires equal monthly principal and interest payments of $132,000 based upon a 25-year amortization schedule and a final payment of $11,453,000 at loan maturity. Principal of $77,000 was amortized during 2009.
(y)	The loan, closed on June 19, 2009, is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20,926,000 at loan maturity. Principal of $195,000 was amortized during 2009.
(z)	The loan, closed on December 17, 2009, is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20,478,000 at loan maturity.
(aa)	The loan is an unsecured revolving credit facility totaling $150,000,000. Interest expense is calculated based upon the 1 month LIBOR rate plus a spread of 3.725%. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.
(bb)	The loan is a secured construction loan facility totaling $21,822,000 to fund the development of Northrock shopping center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 3.00%. The loan may be extended two years, at the Company’s option, subject to the completion of construction and certain debt coverage requirements.
(cc)	The loan is a secured construction loan facility totaling $157,500,000 to fund the development of Clarendon Center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 2.50%. The loan may be extended for two additional 9-month periods, subject to the satisfaction of certain conditions.

The December 31, 2009 and 2008 depreciation adjusted cost of properties collateralizing the mortgage notes payable totaled $746,377,000 and $693,205,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2009, the material covenants required the Company, on a consolidated basis, to:

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

As of December 31, 2009, the Company was in compliance with all such covenants.

2009 Financing Activity

On April 30, 2009, the Company entered into a Modification Agreement, in effect until August 1, 2009, which reduced the Debt Service Coverage ratio under its Line of Credit from 1.6x to 1.5x. The interest rate on the line of credit, which is based on the Company’s leverage, was increased to LIBOR plus 3.725%, with a LIBOR floor of 1.50%, from the former terms of LIBOR plus 1.475%. The maximum commitment under the Line of Credit was reduced from $150,000,000 to $120,000,000. On July 9, 2009, the Company entered into a Second Modification Agreement which extended the maturity date of the facility from December 19, 2010 to June 30, 2012, with an option for the Company to extend for one additional year subject to the Company’s satisfaction of certain conditions. The modification reduced the interest expense coverage for the facility from 2.5x to 2.2x, reduced the existing debt service coverage from 1.5x to 1.4x (and recharacterized the test as fixed charge coverage) and created a new debt service coverage (exclusive of preferred stock dividends) of 1.6x. On July 28, 2009, Company entered into a Third Modification Agreement increasing the maximum commitment under the facility from $120,000,000 to $150,000,000 with the addition of a fourth lender. Also in July 2009, the Company repaid in full the outstanding balance of $15,000,000 on the unsecured revolving credit facility.

The Company also financed and refinanced mortgage notes payable. On May 14, 2009, the Company closed on the final portion of its April 2008 forward commitment secured by the Great Falls Center. The additional funding totaled $1,882,000 which was based upon the achievement of certain leasing requirements. The loan matures February 1, 2024, requires equal monthly principal and interest payments of $12,518, based upon a 7.00% interest rate and 30-year principal amortization, and requires a final principal payment of approximately $1,414,000 at maturity.

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

On December 17, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $33,000,000, secured by Ashburn Village. The loan matures January 1, 2025, requires equal monthly principal and interest payments of $239,590, based upon a 7.30% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $20,478,000 at maturity.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

In 2009, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $56,025,000, a 10.6% decrease from 2008 FFO available to common shareholders of $62,695,000. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Net income	$43,230	$47,666	$45,521	$40,473	$37,025
Subtract:
Gain on property dispositions	(329)	(1,301)	(139)	—	—
Add:
Real estate depreciation and amortization	28,264	29,783	26,464	25,648	24,197

FFO	71,165	76,148	71,846	66,121	61,222
Subtract:
Preferred dividends	(15,140)	(13,453)	(8,000)	(8,000)	(8,000)

FFO available to common shareholders	$56,025	$62,695	$63,846	$58,121	$53,222

Average shares and units used to compute FFO per share	23,359	23,377	23,185	22,628	22,003

[1]

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as a indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions, Redevelopments and Renovations

Management anticipates that during the coming year the Company: (i) may redevelop certain of the Current Portfolio Properties, (ii) may develop additional freestanding outparcels or expansions within certain of the Shopping Centers, and (iii) will continue to develop its construction in progress properties. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Hunt Club, Smallwood Village Center and Boulevard. The following describes the acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2009, 2008 and 2007.

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company received site plan approval during the third quarter of 2006 to develop a grocery-anchored neighborhood shopping center totaling approximately 125,000 square feet of retail space. A site plan for an additional 35,000 square feet of commercial space is under review by Prince William County. During the fourth quarter of 2007, the Company completed preliminary site work consisting of clearing, grading and site utility construction. A ground lease has been executed with Chevy Chase Bank, which built a branch, on a pad site, that opened for business October 2007. During 2009, the Company executed a lease with CVS, which is subject to the tenant obtaining site plan and special use permits from Prince William County. It is uncertain whether these lease contingencies will be fulfilled as permit submissions are in progress. If successful, CVS is expected to commence operations in late 2011. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 76% leased at December 31, 2009. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center totals approximately 173,000 square feet. Substantial completion of construction was achieved during the second quarter of 2009. Project costs totaled approximately $6.9 million.

Hunt Club Corners

On June 1, 2006, the Company purchased for $11.1 million the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 96% leased at December 31, 2009. The Company completed a façade renovation of Hunt Club during 2008 for a total cost of approximately $0.9 million.

Clarendon Center

The Company owns an assemblage of land parcels (including its former operating properties, Clarendon and Clarendon Station) totaling approximately 1.5 acres adjacent to the Clarendon Metro Station in Arlington, Virginia. In June 2006, the Company obtained zoning approvals for a mixed-use development project to include up to approximately 45,000 square feet of retail space, 170,000 square feet of office space and 244 residential units. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. The south block’s four-level sub-surface parking garage was structurally completed during the second quarter of 2009 and structural concrete work was completed to the top of the residential building (12th floor) and the top of the office building (9th floor) during the third quarter of 2009. Exterior wall brick laying and the installation of exterior pre-cast panels and windows is proceeding. Construction of the north block sub-surface parking garage was structurally completed during the fourth quarter of 2009 and structural concrete work has been completed for the six story office building. The Company estimates construction on both blocks will be substantially complete in late 2010, at which time the residential component is expected to be operational and ready for occupancy. The retail and office spaces will be operational as tenant improvements are built-out.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space and is expected to cost approximately $26.5 million. The Company is currently marketing the space and as of December 31, 2009, has executed leases for 24,200 square feet, or approximately 32% of the total retail space.

Great Eastern Plaza Land Parcel

On June 6, 2007, the Company purchased, for $1.3 million, 8.0 acres of undeveloped land adjacent to its Great Eastern Plaza shopping center in District Heights, Maryland. The Company is analyzing options to expand the existing shopping center onto this parcel at some future date.

Orchard Park

On July 19, 2007, the Company purchased, for $17.0 million, the 88,000 square foot Kroger-anchored Orchard Park shopping center located in Dunwoody, Georgia. The center is 91% leased as of December 31, 2009.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 67% of the project is leased at December 31, 2009, including a 52,700 square foot Harris Teeter supermarket store, 7,896 square feet of small shop space, and pad leases with Chevy Chase Bank and Longhorn Steakhouse. The Chevy Chase Bank opened February 2009. The Longhorn Steakhouse restaurant is under construction by the tenant, who expects to commence operations during the summer of 2010. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million, the majority of which were funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 93% leased at December 31, 2009 and was acquired for a purchase price of $36.6 million, subject to the assumption of a $10.3 million mortgage loan.

BJ’s Wholesale Club

On March 28, 2008, the Company purchased for $21.0 million, the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at December 31, 2009.

Marketplace at Sea Colony

On March 28, 2008, the Company purchased for $3.0 million, Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 91% leased at December 31, 2009.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished, the center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Chevy Chase Bank pad building was constructed and commenced operations. As of December 31, 2009, all six shop spaces and the bank pad were leased, totaling 11,610 square feet. Substantial completion of construction was achieved during the first quarter of 2009, and total construction and development costs were approximately $2.8 million.

Portfolio Leasing Status

The following chart sets forth certain information regarding our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2009	47	5	7,218,000	1,206,000	91.7%	90.6%
2008	45	5	6,988,000	1,206,000	93.9%	95.8%
2007	43	5	6,803,000	1,206,000	95.3%	95.2%

The 2009 shopping center percentage leased includes recently constructed but not yet fully leased Northrock and Westview Village, which were 67% and 24% leased as of December 31, 2009, respectively. On a same property basis, shopping center leasing percentages decreased to 93.0% from 93.9% and office property leasing percentages decreased to 90.6% from 95.8%. Overall portfolio leasing percentage, on a comparative same center basis, ended the year at 92.7%, a decrease from 94.1% at year end 2008, a space leased reduction of approximately 130,000 square feet. Five properties, three shopping centers and two office properties, caused the decline in leased space. Shopping Center Properties: (1) Southdale decreased by 42,000 SF resulting primarily from the big box retailer Circuit City terminating its business; (2) Southside Plaza decreased by 19,000 SF resulting from several businesses which chose not to renew their leases; and (3) Lansdowne Town Center which decreased by 11,000 SF when a fitness center and two small shop tenants ceased rent payments and vacated their spaces prior to lease expiration. Office Properties: (1) Crosstown Business Park decreased by 31,000 SF resulting from two tenants choosing not to renew their leases; and (2) Avenel Business Park, which decreased by 26,000 SF when a 15,000 SF life science tenant lost its financial support and several other small tenants ceased rent payments and vacated their spaces prior to lease expiration.

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

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2009, the Company had variable rate indebtedness totaling $60,737,000. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2009 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $607,400, based on those balances. As of December 31, 2009, the Company had fixed-rate indebtedness totaling $576,069,000 with a weighted average interest rate of 6.66%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2009 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $31,099,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

F-2	(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

F-3	(b)	Consolidated Balance Sheets - December 31, 2009 and 2008

F-4	(c)	Consolidated Statements of Operations - Years ended December 31, 2009, 2008 and 2007.

F-5	(d)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2009, 2008 and 2007.

F-6	(e)	Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007.

F-7	(f)	Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2009 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

Disclosure Controls and Procedures and Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments.

The assessment by the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 7, 2010.

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

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2009 and 2008 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report:

	1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

		(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

	(b)	Consolidated Balance Sheets—December 31, 2009 and 2008

	(c)	Consolidated Statements of Operations—Years ended December 31, 2009, 2008 and 2007

	(d)	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2009, 2008 and 2007

	(e)	Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007

	(f)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

SAUL CENTERS, INC.

(Registrant)

Date: March 12 , 2010	/s/ B. Francis Saul II
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

Date: March 12 , 2010	/s/ B. Francis Saul III
B. Francis Saul III, President and Director

Date: March 12 , 2010	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date: March 12 , 2010	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer
and Secretary (Principal Financial Officer)

Date: March 12 , 2010	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief
Accounting Officer (Principal Accounting Officer)

Date: March 12 , 2010	/s/ John E. Chapoton
John E. Chapoton, Director

Date: March 12 , 2010	/s/ Gilbert M. Grosvenor
Gilbert M. Grosvenor, Director

Date: March 12 , 2010	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date: March 12 , 2010	/s/ David B. Kay
David B. Kay, Director

Date: March 12 , 2010	/s/ General Paul X. Kelley
General Paul X. Kelley, Director

Date: March 12 , 2010	/s/ Charles R. Longsworth
Charles R. Longsworth, Director

Date: March 12 , 2010	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date: March 12 , 2010	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date: March 12 , 2010	/s/ James W. Symington
James W. Symington, Director

Date: March 12 , 2010	/s/ John R. Whitmore
John R. Whitmore, Director

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
McLean, Virginia
March 15, 2010

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Saul Centers, Inc. and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 15, 2010

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	December 31, 2009	December 31, 2008
Assets

Real estate investments
Land	$223,193	$215,407
Buildings and equipment	740,442	713,154
Construction in progress	147,589	98,920

	1,111,224	1,027,481
Accumulated depreciation	(276,310)	(252,763)

	834,914	774,718
Cash and cash equivalents	20,607	13,006
Accounts receivable and accrued income, net	37,503	37,495
Deferred leasing costs, net	15,609	16,901
Prepaid expenses, net	3,096	2,981
Deferred debt costs, net	7,537	5,875
Other assets	6,308	2,897

Total assets	$925,574	$853,873

Liabilities

Mortgage notes payable	$576,069	$548,265
Construction loans payable	60,737	19,230
Dividends and distributions payable	12,220	12,864
Accounts payable, accrued expenses and other liabilities	23,395	22,394
Deferred income	27,090	23,233

Total liabilities	699,511	625,986

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 18,012,416 and 17,863,214 shares issued and outstanding, respectively	180	179
Additional paid-in capital	169,363	164,278
Accumulated deficit	(124,167)	(118,865)

Total Saul Centers, Inc. stockholders’ equity	224,704	224,920

Noncontrolling interest	1,359	2,967

Total stockholders’ equity	226,063	227,887

Total liabilities and stockholders’ equity	$925,574	$853,873

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)	For The Year Ended December 31,
	2009	2008	2007
Revenue
Base rent	$125,845	$124,999	$118,806
Expense recoveries	29,462	29,066	26,090
Percentage rent	1,326	1,509	1,497
Other	4,480	4,771	4,192

Total revenue	161,113	160,345	150,585

Operating expenses
Property operating expenses	21,408	19,877	18,758
Provision for credit losses	919	1,113	376
Real estate taxes	17,766	16,608	14,084
Interest expense and amortization of deferred debt costs	34,689	34,278	33,855
Depreciation and amortization of deferred leasing costs	28,264	29,783	26,464
General and administrative	12,956	12,321	11,666

Total operating expenses	116,002	113,980	105,203

Operating income before loss on early extinguishment of debt and gain on property dispositions	45,111	46,365	45,382
Non-operating items:
Loss on early extinguishment of debt	(2,210)	—	—
Gain on property dispositions	329	1,301	139

Net income	43,230	47,666	45,521

Noncontrolling interest
Income attributable to the noncontrolling interest	(6,517)	(7,972)	(8,818)

Net income attributable to Saul Centers, Inc.	36,713	39,694	36,703
Preferred dividends	(15,140)	(13,453)	(8,000)

Net income available to common stockholders	$21,573	$26,241	$28,703

Per share net income available to common stockholders
Basic	$1.20	$1.47	$1.63

Diluted	$1.20	$1.46	$1.62

Dividends declared per common share outstanding	$1.50	$1.80	$1.82

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2006	$100,000	$173	$141,554	$(109,636)	$132,091	$5,785	$137,876
Issuance of 406,088 shares of common stock:
389,197 shares due to dividend reinvestment plan	—	5	18,720	—	18,725	—	18,725
16,891 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,344	—	1,344	—	1,344
Net income	—	—	—	36,703	36,703	8,818	45,521
Distributions of preferred stock, Series A				(6,000)	(6,000)		(6,000)
Common stock distributions	—	—	—	(23,743)	(23,743)	(7,312)	(31,055)
Distributions payable preferred stock, Series A ($50.00 per share)	—	—	—	(2,000)	(2,000)	—	(2,000)
Distributions payable common stock ($0.47/share) and							—
distributions payable partnership units ($0.47/share)	—	—	—	(8,341)	(8,341)	(2,546)	(10,887)

Balance, December 31, 2007	100,000	178	161,618	(113,017)	148,779	4,745	153,524
Issuance of 31,731 shares of Series B preferred stock	79,328	—	(3,007)	—	76,321	—	76,321
Issuance of 115,685 shares of common stock:
83,820 shares due to dividend reinvestment plan	—	1	3,940	—	3,941	—	3,941
31,865 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,727	—	1,727	—	1,727
Net income	—	—	—	39,694	39,694	7,972	47,666
Distributions of preferred stock:
Series A	—	—	—	(6,000)	(6,000)	—	(6,000)
Series B	—	—	—	(3,668)	(3,668)	—	(3,668)
Common stock distributions	—	—	—	(25,122)	(25,122)	(7,637)	(32,759)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.39/share) and distributions payable partnership units ($0.39/share)	—	—	—	(6,967)	(6,967)	(2,113)	(9,080)

Balance, December 31, 2008	179,328	179	164,278	(118,865)	224,920	2,967	227,887
Issuance of 149,202 shares of common stock:
136,447 shares due to dividend reinvestment plan	—	1	4,136	—	4,137	—	4,137
12,755 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	949	—	949	—	949
Net income	—	—	—	36,713	36,713	6,517	43,230
Distributions of preferred stock:
Series A	—	—	—	(6,000)	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(20,390)	(20,390)	(6,175)	(26,565)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/share)	—	—	—	(6,485)	(6,485)	(1,950)	(8,435)

Balance, December 31, 2009	$179,328	$180	$169,363	$(124,167)	$224,704	$1,359	$226,063

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$43,230	$47,666	$45,521
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions	(329)	(1,301)	(139)
Depreciation and amortization of deferred leasing costs	28,264	29,783	26,464
Amortization of deferred debt costs	2,004	1,162	1,149
Non cash compensation costs from stock grants and options	901	1,125	1,111
Provision for credit losses	919	1,113	376
Increase in accounts receivable and accrued income	(820)	(3,850)	(1,095)
Increase in deferred leasing costs	(3,061)	(3,382)	(2,692)
Increase in prepaid expenses	(115)	(410)	(64)
(Increase) decrease in other assets	(3,411)	2,531	177
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,277	(698)	598
Increase (decrease) in deferred income	165	(638)	(209)

Net cash provided by operating activities	69,024	73,101	71,197

Cash flows from investing activities:
Acquisitions of real estate investments, net (1)	—	(63,406)	(23,744)
Additions to real estate investments	(7,256)	(9,986)	(7,302)
Additions to development and redevelopment activities	(73,464)	(42,513)	(20,990)
Proceeds from property dispositions	251	835	—

Net cash used in investing activities	(80,469)	(115,070)	(52,036)

Cash flows from financing activities:
Proceeds from mortgage notes payable	119,882	29,775	52,000
Repayments on mortgage notes payable	(92,078)	(16,585)	(14,717)
Proceeds from construction loans payable	41,507	19,230	—
Proceeds from revolving credit facility	30,000	19,000	20,000
Repayments on revolving credit facility	(30,000)	(27,000)	(47,000)
Additions to deferred debt costs	(3,666)	(773)	(2,085)
Proceeds from the issuance of:
Series B preferred stock, net of issuance costs	—	76,321	—
Common stock	4,185	4,543	18,958
Distributions to:
Series A preferred stockholders	(8,000)	(8,000)	(8,000)
Series B preferred stockholders	(7,140)	(3,668)	—
Common stockholders	(27,358)	(33,450)	(31,026)
Noncontrolling interest	(8,287)	(10,183)	(9,587)

Net cash provided by (used in) financing activities	19,045	49,210	(21,457)

Net increase (decrease) in cash and cash equivalents	7,600	7,241	(2,296)
Cash and cash equivalents, beginning of period	13,006	5,765	8,061

Cash and cash equivalents, end of period	$20,606	$13,006	$5,765

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,973	$37,179	$35,684

Supplemental discussion of non-cash investing and financing activities:

(1)	The 2008 real estate acquisition costs of $63,406 are presented exclusive of a mortgage loan assumed of $10,349.

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

The following table lists the properties acquired and/or developed by the Company since December 31, 2006. The following are operating shopping centers (“Shopping Centers”). Two shopping centers, Northrock and Westview, have been recently constructed and only a portion of their total square footage has been leased and placed in service.

Name of Property	Location	Date of Acquisition/ Development
Acquisitions
Orchard Park	Dunwoody, GA	2007
Great Falls Shopping Center	Great Falls, VA	2008
BJ’s Wholesale Club	Alexandria, VA	2008
Marketplace at Sea Colony	Bethany Beach, DE	2008

Developments
Ashland Square Phase I	Manassas, VA	2007
Northrock	Warrenton, VA	2009
Westview Village	Frederick, MD	2009

As of December 31, 2009, the Company’s properties (the “Current Portfolio Properties”) consisted of 47 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) development properties.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and office properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2009, thirty-one of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.4%), a tenant at eight Shopping Centers, Safeway (3.2%), a tenant at eight Shopping Centers and Chevy Chase Bank (2.7%), a tenant at twenty properties, and one office tenant, the United States Government (2.8%), a tenant at seven properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2009.

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their fair values. The Company determines the estimated fair values of the assets and liabilities in accordance with current GAAP fair value provisions. The Company estimates the fair value of buildings on an as-if–vacant basis upon acquisition and then subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company estimates the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company estimates the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair values of the intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. Effective January 1, 2009, acquisition-related transaction costs will be expensed as incurred.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present the Company performs a comparison of the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2009, 2008 or 2007.

Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $5,989,000, $4,159,000 and $2,889,000, for 2009, 2008 and 2007, respectively. In the initial rental operations of development projects, a project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2009, 2008 and 2007 was $23,911,000, $24,761,000 and $21,638,000, respectively. Repairs and maintenance expense totaled $10,111,000, $9,106,000 and $8,926,000, for 2009, 2008 and 2007, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the initial term of the lease or remaining initial term of acquired leases. Collectively, deferred leasing costs totaled $15,609,000 and $16,901,000, net of accumulated amortization of approximately $14,889,000 and $15,196,000, as of December 31, 2009 and 2008, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled approximately $4,353,000, $5,022,000 and $4,826,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Construction in Progress

Construction in progress includes preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2009 and 2008 are as follows:

Construction in Progress

	December 31,
(In thousands)	2009	2008
Clarendon Center	$115,810	$49,836
Northrock	11,910	21,656
Westview Village	18,730	17,240
Smallwood Village Center	—	6,290
Boulevard	—	2,925
Other	1,139	973

Total	$147,589	$98,920

As of December 31, 2009, 64% of the leasable area at Northrock had been placed in operation. The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of December 31, 2009 and 2008, for the remaining 36% and 100% of the leasable area, respectively. As of December 31, 2009, 15% of the leasable area at Westview Village had been placed in operation. The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of December 31, 2009 and 2008, for the remaining 85% and 100% of the leasable area, respectively.

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $1,265,000 and $914,000, at December 31, 2009 and 2008, respectively.

Allowance for Doubtful Accounts

	Year ended December 31,
(In thousands)	2009	2008	2007
Beginning Balance	$914	$387	$479
Provision for Credit Losses	919	1,113	376
Charge-offs	(568)	(586)	(468)

Ending Balance	$1,265	$914	$387

In addition to rents due currently, accounts receivable also includes $27,154,000 and $25,766,000, at December 31, 2009 and 2008, respectively, net of allowance for doubtful accounts totaling $15,000 and $155,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2009 are held in non-interest bearing accounts at various banks.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7,537,000 and $5,875,000, net of accumulated amortization of $5,161,000 and $5,079,000, at December 31, 2009 and 2008, respectively.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue, including tenant prepayment of rent for future periods, real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year reimbursements specified in the lease agreement and tenant construction work provided by the Company. In addition, deferred income includes the fair value of certain below market leases.

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period in which the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

Income Taxes

The Company made an election to be treated, and intends to continue operating so as to qualify, as a REIT under the Code, commencing with its taxable year ended December 31, 1993. A REIT generally will not be subject to federal income taxation, provided that distributions to its stockholders equal or exceed its REIT taxable income and complies with certain other requirements. Therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

As of December 31, 2009, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2009, 2008 and 2007. The tax basis of the Company’s real estate investments was approximately $750,188,000 and $745,700,000, as of December 31, 2009 and 2008, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2005.

Stock Based Employee Compensation, Deferred Compensation and Stock Plan for Directors

Effective January 2003, the Company adopted the fair value method to value and account for employee stock options using the prospective transition method. The Company had no options eligible for valuation prior to

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

the grant of options in 2003. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options; (2) Average Expected Term of the options is based on prior exercise history, scheduled vesting and the expiration date; (3) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; and (4) a Risk-free Interest Rate based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation in general and administrative expenses.

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and terminates in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2009, 219,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2009, 2008 and 2007. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $85,000, $120,000 and $130,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 76.9% common interest as of December 31, 2009. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represent earnings allocated to limited partnership interests held by The Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2009, 2008 and 2007 certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Basic and Diluted Shares Outstanding

	December 31
(In thousands)	2009	2008	2007
Weighted average common shares outstanding – Basic	17,904	17,816	17,589
Effect of dilutive options	39	145	180

Weighted average common shares outstanding – Diluted	17,943	17,961	17,769

Average Share Price	$30.63	$45.98	$52.22

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Upon determination that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements.

New Accounting Standards

The Company adopted provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidation Topic on January 1, 2009. These provisions of the Consolidation Topic establish new accounting and reporting requirements for a noncontrolling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, these provisions require (i) the reclassification of minority interest in the consolidated balance sheets of the Company to noncontrolling interest, a component of permanent equity, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interest on the consolidated statements of operations, (iii) the inclusion of noncontrolling interest in the statement of stockholders’ equity, and (iv) additional disclosures, including noncontrolling interest activity. Adoption of these provisions in the Consolidation Topic did not have a material impact on the Company’s reported consolidated financial position, results of operations or cash flows.

The Company adopted provisions of the ASC Business Combinations Topic on January 1, 2009. These provisions require most identifiable assets and liabilities acquired in a business combination be recorded at “full fair value.” Transaction costs are no longer included in the measurement of the business acquired. Instead, these items are expensed as incurred. These provisions apply prospectively to business combinations.

In the second quarter of 2009, the Company adopted provisions of the ASC Subsequent Events Topic. These provisions establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

3. REAL ESTATE ACQUIRED

Orchard Park

On July 19, 2007, the Company purchased for $17.0 million the Kroger-anchored Orchard Park shopping center located in Dunwoody, GA.

Westview Village

In November 2007, the Company purchased for $5.0 million a land parcel in the Westview development in Frederick, Maryland. In 2009, the Company completed construction of a neighborhood retail and office center.

Northrock

In January 2008, the Company purchased for $12.5 million an undeveloped land parcel in Warrenton, Virginia. In 2009, the Company completed construction of a neighborhood shopping center which is anchored by a Harris Teeter supermarket.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Great Falls Center

On March 28, 2008, the Company purchased for $36.6 million (including the assumption of a $10.3 million mortgage loan) the Safeway-anchored Great Falls Center located in Great Falls, Virginia. As of the date of acquisition, management determined the mortgage loan was fairly valued because the terms of the loan were not materially different from market terms.

BJ’s Wholesale Club

On March 28, 2008, the Company purchased for $21.0 million the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia.

Marketplace at Sea Colony

On March 28, 2008, the Company purchased for $3.0 million Marketplace at Sea Colony, located in Bethany Beach, Delaware.

Allocation of Purchase Price for Real Estate Acquired

The Company allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, if applicable. See Note 2. Significant Accounting Policies-Real Estate Investment Properties. Of the combined $61,100,000 total cost of the operating property acquisitions in 2008, which excludes amounts related to acquisitions of undeveloped land, which includes the properties’ purchase price and closing costs, a total of $2,351,000 was allocated to lease intangible assets and included in lease acquisition costs at December 31, 2008. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 16 years. The values of below market leases, totaling $8,724,000, are being amortized over a weighted average term of 20 years, and are included in deferred income. The values of above market leases, totaling $148,000, are being amortized over a weighted average term of 5 years, and are included as a deferred asset in accounts receivable. The Company did not acquire any properties in 2009.

The gross carrying amount of lease intangible assets included in deferred leasing costs was $13,736,000 at both December 31, 2009 and 2008, and accumulated amortization was $10,711,000 and $9,506,000, for December 31, 2009 and 2008, respectively. Amortization expense totaled $1,205,000, $1,908,000 and $1,918,000, for the years ended December 31, 2009, 2008 and 2007, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income was $18,402,000 at both December 31, 2009 and 2008, and accumulated amortization was $4,474,000 and $3,151,000, respectively. Accretion income totaled $1,323,000, $1,552,000 and $580,000, for the years ended December 31, 2009, 2008 and 2007, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable was $874,000 at both December 31, 2009 and 2008, and accumulated amortization was $746,000 and $670,000 respectively. Amortization expense totaled $76,000, $106,000 and $107,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

Amortization of Intangible Assets and Deferred Income Related to Acquired In-place Leases

(In thousands)	Lease acquisition costs	Above market leases	Below market leases	Total
2010	$(738)	$(62)	$1,086	$286
2011	(433)	(29)	865	403
2012	(268)	(25)	771	478
2013	(203)	(12)	714	499
2014	(124)	—	706	582
Thereafter	(1,259)	—	9,786	8,527

Total	$(3,025)	$(128)	$13,928	$10,775

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro-forma consolidated condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2008 and 2007 as if the above described operating property acquisitions had occurred on January 1, 2008 and 2007. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the years ended December 31, 2008 and 2007.

Pro-Forma Consolidated Condensed Statements of Operations

	Year ended December 31,
(In thousands, except per share data)	2009	2008	2007
Real estate revenue	$161,113	$161,610	$155,353
Net income available to common shareholders	$21,573	$26,337	$28,264
Net income per common share – basic	$1.20	$1.48	$1.61
Net income per common share – diluted	$1.20	$1.47	$1.59

4. NONCONTROLLING INTEREST - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization holds a 23.1% limited partnership interest, represented by 5,416,000 convertible limited partnership units in the Operating Partnership, as of December 31, 2009. These convertible limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”).

The impact of The Saul Organization’s 23.1% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2009, 2008 and 2007, were 23,359,000, 23,377,000 and 23,185,000, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

5. MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS

The Company’s outstanding debt totaled $636,806,000 at December 31, 2009, of which $576,069,000 was fixed rate debt and $60,737,000 was variable rate debt. At December 31, 2008, outstanding debt totaled $567,495,000, of which $548,265,000 was fixed rate debt and $19,230,000 was variable rate debt. At December 31, 2009, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects, with no outstanding borrowings. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2009, of the $150,000,000 available for borrowing, approximately $224,000 was committed for letters of credit, and approximately $149,776,000 was available under the line. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of December 31, 2009, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $45,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,559,000 of the $19,118,000 outstanding at December 31, 2009) and the Clarendon Center construction loan (approximately $41,619,000 outstanding at December 31, 2009). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage, which is guaranteed by Saul Centers.

On April 30, 2009, the Company entered into a Modification Agreement, in effect until August 1, 2009, which reduced the Debt Service Coverage ratio under its Line of Credit from 1.6x to 1.5x. The interest rate for borrowings under the line of credit that are based on the Company’s leverage was increased to LIBOR plus 3.725%, with a LIBOR floor of 1.50%, from LIBOR plus 1.475%. The maximum availability under the Line of Credit was reduced to $120,000,000 from $150,000,000. On July 9, 2009, the Company entered into a Second Modification Agreement which extended the maturity date of the facility to June 30, 2012 from December 19, 2010 , with an option for the Company to extend for one additional year subject to the Company’s satisfaction of certain conditions. The modification reduced the interest expense coverage ratio to 2.2x from 2.5x, reduced the debt service coverage to 1.4x from 1.5x (and recharacterized the test as fixed charge coverage) and created a new debt service coverage (exclusive of preferred stock dividends) of 1.6x. On July 28, 2009, Company entered into a Third Modification Agreement increasing the maximum availability under the facility to $150,000,000 from $120,000,000 with the addition of a fourth lender. Also in July 2009, the Company repaid the full outstanding balance of $15,000,000 on the unsecured revolving credit facility.

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

Also during May and June 2009, the Company refinanced $48.1 million of mortgage debt secured by four properties, due to mature December 2011, with $85 million of new 15-year fixed-rate mortgage debt. In conjunction with the early repayment of the in-place debt, the Company incurred prepayment penalties of $1,442,000 and wrote-off unamortized deferred debt costs totaling $218,000. Because the refinanced properties were included in a cross-collateralized pool of six properties, the Company was required to pay down outstanding debt balances of two remaining properties in the amount of $4,806,000. Terms of the new mortgage debt are as follows:

On May 28, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $16,000,000, secured by Village Center. The loan matures June 1, 2024, requires equal monthly principal and interest payments of $119,282, based upon a 7.6% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $10,060,000 at maturity.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

On June 2, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $18,500,000, secured by Leesburg Pike. The loan matures June 1, 2024, requires equal monthly principal and interest payments of $134,913, based upon a 7.35% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $11,506,000 at maturity.

On June 12, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $17,000,000, secured by Van Ness Square. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $132,450, based upon an 8.11% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $11,453,000 at maturity. A portion of the loan proceeds are held in escrow by the lender to fund up to $1,500,000 of future tenant improvements and leasing commissions. Additional loan proceeds of $1,564,000 are held in a second escrow to be released pending the achievement of certain annualized base rent levels. The escrows are classified as other assets on the Consolidated Balance Sheets.

On June 19, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $33,500,000, secured by Avenel Business Park. The loan matures July 1, 2024, requires equal monthly principal and interest payments of $246,474, based upon a 7.45% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $20,926,000 at maturity.

On December 17, 2009, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $33,000,000, secured by Ashburn Village. The loan matures January 1, 2025, requires equal monthly principal and interest payments of $239,590, based upon a 7.30% interest rate and 25-year principal amortization, and requires a final principal payment of approximately $20,478,000 at maturity.

During 2008, the Company obtained increases to two fixed-rate mortgages totaling $10,500,000, assumed a mortgage note of $10,349,000 in conjunction with the acquisition of Great Falls Center, obtained additional fixed-rate mortgage financing totaling $23,575,000 and obtained construction financing for its Clarendon Center and Northrock shopping center projects.

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

On March 28, 2008, in connection with the acquisition of Great Falls Center, the Company assumed a $10.3 million fully amortizing fixed-rate mortgage loan which is secured by the property. The loan matures February 1, 2024 and requires equal monthly principal and interest payments of $83,113, based upon a 5.80% interest rate and 20-year principal amortization. Management determined the mortgage loan was fairly valued at acquisition because the terms of the loan were not materially different from current market terms.

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

In April 2008, the Company closed on a $10,825,000 additional financing secured by the Great Falls Center. Funding in the amount of $6,525,000 occurred on April 6, 2008, payable at an interest rate of 6.80%, interest only for the first year, after which amortization will commence on a 30-year amortization schedule, requiring monthly payments of principal and interest totaling $42,538. A final principal payment of approximately $1,274,000 will be due at maturity on February 1, 2024. The Company has initially guaranteed $2,000,000 of this

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

loan, with the amount of any additional advance to also be guaranteed until certain debt service coverage tests are achieved. The balance totaling $4,300,000 is a forward commitment to be funded in 2009, subject to achieving certain re-leasing requirements.

In May 2008, the Company closed on a $21,822,000 secured construction loan to fund the development of Northrock shopping center in Warrenton, Virginia. Funding in the amount of approximately $6,495,000 occurred at closing. The loan accrues interest at the sum of LIBOR and 3.0%. The loan matures on May 1, 2011, and can be extended for two years at the Company’s option subject to completion of improvements and certain debt service coverage requirements. The loan is 100% guaranteed by the Company until such time as the construction is complete, at which time the guarantee will be limited to 50% of the total principal outstanding. Approximately $19,118,000 was outstanding as of December 31, 2009.

Also in May 2008, the Company closed a $157,500,000 secured construction loan to finance the development of Clarendon Center, a mixed-use development adjacent to the Clarendon Metro station in Arlington, Virginia. The Company has guaranteed the loan, with the guarantee to be reduced subject to certain conditions related to pre-leasing, completion of construction and net operating income from the project. The loan accrues interest at the sum of LIBOR and 2.5% and matures on November 14, 2011, and may be extended by the Company for two additional 9-month periods, subject to the satisfaction of certain conditions. Approximately $41,619,000 was outstanding as of December 31, 2009.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2009 and 2008:

Notes Payable	December 31,			Interest Rate *	Scheduled Maturity *
(Dollars in thousands)	2009		2008
Fixed rate mortgages:	$—	(a)	$78,489	—	—
	110,847	(b)	115,271	7.67%	Oct-2012
	10,658	(c)	10,846	6.12%	Jan-2013
	27,533	(d)	28,837	7.88%	Jan-2013
	7,694	(e)	7,919	5.77%	Jul-2013
	15,184	(f)	15,576	5.40%	May-2014
	18,506	(g)	18,987	7.45%	Jun-2015
	37,376	(h)	38,263	6.01%	Feb-2018
	42,265	(i)	43,413	5.88%	Jan-2019
	13,671	(j)	14,043	5.76%	May-2019
	18,876	(k)	19,391	5.62%	Jul-2019
	18,702	(l)	19,195	5.79%	Sep-2019
	16,706	(m)	17,165	5.22%	Jan-2020
	12,127	(n)	12,337	5.60%	May-2020
	11,279	(o)	11,576	5.30%	Jun-2020
	9,698	(p)	9,925	5.81%	Feb-2021
	6,693	(q)	6,791	6.01%	Aug-2021
	38,625	(r)	39,198	5.62%	Jun-2022
	11,661	(s)	11,817	6.08%	Sep-2022
	12,504	(t)	12,655	6.43%	Apr-2023
	17,977	(u)	16,571	6.28%	Feb-2024
	18,368	(v)	—	7.35%	Jun-2024
	15,891	(w)	—	7.60%	Jun-2024
	16,923	(x)	—	8.11%	Jul-2024
	33,305	(y)	—	7.45%	Jul-2024
	33,000	(z)	—	7.30%	Jan-2025

Total fixed rate	576,069		548,265	6.66%	8.9 Years

Variable rate loans:
Revolving credit facility	—	(aa)	—	LIBOR + 3.725%	Jun-2012
Northrock construction loan	19,118	(bb)	12,817	LIBOR + 3.00%	May-2011
Clarendon construction loan	41,619	(cc)	6,413	LIBOR + 2.50%	Nov-2011

Total variable rate	60,737		19,230	3.29%	1.7 Years

Total notes payable	$636,806		$567,495	6.34%	8.2 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2009. Totals computed using weighted averages.
(a)	The loan was collateralized by Avenel Business Park, Van Ness Square, Ashburn Village, Leesburg Pike, Lumberton Plaza and Village Center and was repaid during 2009.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(b)	The loan is collateralized by nine shopping centers (Seven Corners, Thruway, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere, Giant and Ravenwood) and requires equal monthly principal and interest payments of $1,103,000 based upon a 25-year amortization schedule and a final payment of $97,403,000 at loan maturity. Principal of $4,424,000 was amortized during 2009.
(c)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30-year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $188,000 was amortized during 2009.
(d)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,304,000 was amortized during 2009.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $225,000 was amortized during 2009.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13,278,000 is due at loan maturity. Principal of $392,000 was amortized during 2009.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15,168,000 is due at loan maturity. Principal of $481,000 was amortized during 2009.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $887,000 was amortized during 2009.
(i)	The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $1,148,000 was amortized during 2009.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $372,000 was amortized during 2009.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $515,000 was amortized during 2009.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $493,000 was amortized during 2009.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $459,000 was amortized during 2009.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $210,000 was amortized during 2009.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $297,000 was amortized during 2009.
(p)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $227,000 was amortized during 2009.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(q)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $98,000 was amortized during 2009.
(r)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28,177,000 at loan maturity. Principal of $573,000 was amortized during 2009.
(s)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8,628,000 at loan maturity. Principal of $156,000 was amortized during 2009.
(t)	The loan is collateralized by BJs Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9,305,000 at loan maturity. Principal of $151,000 was amortized during 2009.
(u)	The loan is collateralized by Great Falls shopping center. In May 2009, the Company closed on the final portion of a forward commitment in the amount of $1,881,617. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule. The loan matures February 1, 2024 at which time a final payment of $6,349,000 will be due. Principal of $476,000 was amortized during 2009.
(v)	The loan, closed on June 2, 2009, is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11,506,000 at loan maturity. Principal of $132,000 was amortized during 2009.
(w)	The loan, closed on May 28, 2009, is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10,060,000 at loan maturity. Principal of $109,000 was amortized during 2009.
(x)	The loan, closed on June 12, 2009, is collateralized by Van Ness Square and requires equal monthly principal and interest payments of $132,000 based upon a 25-year amortization schedule and a final payment of $11,453,000 at loan maturity. Principal of $77,000 was amortized during 2009.
(y)	The loan, closed on June 19, 2009, is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20,926,000 at loan maturity. Principal of $195,000 was amortized during 2009.
(z)	The loan, closed on December 17, 2009, is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20,478,000 at loan maturity.
(aa)	The loan is an unsecured revolving credit facility totaling $150,000,000. Interest expense is calculated based upon the 1 month LIBOR rate plus a spread of 3.725%. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.
(bb)	The loan is a secured construction loan facility totaling $21,822,000 to fund the development of Northrock shopping center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 3.00%. The loan may be extended two years, at the Company’s option, subject to the completion of construction and certain debt coverage requirements.
(cc)	The loan is a secured construction loan facility totaling $157,500,000 to fund the development of Clarendon Center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 2.50%. The loan may be extended for two additional 9-month periods, subject to the satisfaction of certain conditions.

The carrying value of the properties which collateralize the mortgage notes payable at December 31, 2009 and 2008 totaled $746,377,000 and $693,205,000, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants. As of December 31, 2009, the material covenants required the Company, on a consolidated basis, to:

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

As of December 31, 2009, the Company was in compliance with all such covenants.

Notes payable at December 31, 2009 and 2008, totaling $138,381,000 and $144,108,000, respectively, are guaranteed by members of The Saul Organization. As of December 31, 2009, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2010	$—		$15,675	$15,675
2011	60,737	(a)	16,823	77,560
2012	96,300		17,028	113,328
2013	39,440		11,404	50,844
2014	13,176		11,354	24,530
2015	15,012		11,459	26,471
Thereafter	252,470		75,928	328,398

	$477,135		$159,671	$636,806

(a)	Represents the Clarendon Center and Northrock construction loan balances as of December 31, 2009.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Interest Expense and Amortization of Deferred Debt Costs

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Interest incurred	$38,992	$37,275	$35,595
Amortization of deferred debt costs	1,323	1,162	1,149
Revolving credit line amendment	363	—	—
Capitalized interest	(5,989)	(4,159)	(2,889)

	$34,689	$34,278	$33,855

The Company incurred and capitalized as construction in progress deferred debt costs related to the Clarendon Center and Northrock construction loans of approximately $46 and $2,369, during 2009 and 2008, respectively.

6. LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable commercial leases. Base rent (including straight-line rent) for the years ended December 31, 2009, 2008 and 2007, amounted to $125,845,000, $124,999,000 and $118,806,000, respectively. Future contractual payments under noncancelable leases for years ended December 31, (which exclude the effect of straight-line rents), are as follows:

Future Contractual Payments

(In thousands)
2010	$123,518
2011	108,202
2012	93,159
2013	75,503
2014	56,954
Thereafter	299,356

Total	$756,692

The majority of the leases also provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2009, 2008 and 2007 amounted to $29,462,000, $29,066,000 and $26,090,000, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1,326,000, $1,509,000 and $1,497,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

7. LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $165,000, $164,000 and $164,000, for each of the years ended December 31, 2009, 2008 and 2007, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The future minimum rental commitments under these ground leases are as follows:

Ground Lease Rental Commitments

	Annually
(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Beacon Center	$53	$57	$60	$60	$60	$2,840	$3,130
Olney	56	56	56	56	56	4,041	4,321
Southdale	60	60	60	60	60	3,185	3,485

Total	$169	$173	$176	$176	$176	$10,066	$10,936

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

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The 10-year lease, which commenced in March 2002, provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2009, 2008 and 2007 was $835,000, $813,000 and $796,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 reflect noncontrolling interest of $6,517,000, $7,972,000 and $8,818,000, respectively, representing The Saul Organization’s share of the net income for the year.

In November 2003, the Company sold 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The depositary shares are redeemable, in whole or in part at the Company’s option, from time to time, at $25.00 per share. The depositary shares pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 per share liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

In March 2008, the Company sold 3,173,115 depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed at the Company’s option, on or after March 15, 2013, in whole or in part, at $25.00 per share . The depositary shares pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 per share liquidation preference. The first dividend was paid on July 15, 2008 and covered the period from March 27, 2008 through June 30, 2008. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $426,000, $381,000 and $331,000, for 2009, 2008 and 2007, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2009, 2008 and 2007, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $244,000, $203,000 and $106,000, for the years ended December 31, 2009, 2008 and 2007, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1,371,000 and $1,082,000, at December 31, 2009 and 2008, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2009, 2008 and 2007, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $5,804,000, $5,188,000 and $4,890,000, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2009 and 2008, accounts payable, accrued expenses and other liabilities included $525,000 and $324,000, respectively, represent billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $314,000, $418,000 and $367,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

10. STOCK OPTION PLAN

The Company established a stock option plan in 1993 (the “1993 Plan”) for the purpose of attracting and retaining executive officers and other key personnel. The 1993 Plan provides for grants of options to purchase up to 400,000 shares of common stock. The 1993 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted. On May 23, 2003, the Compensation Committee granted options to purchase a total of 220,000 shares (80,000 shares from incentive stock options and 140,000 shares from nonqualified stock options) to six Company officers (the “2003 Options”). Following the grant of the 2003 Options, no additional shares remained for issuance under the 1993 Plan. The 2003 Options vest 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The exercise price of $24.91 per share was the closing market price of the Company’s common stock on the date of the award.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”). The Amended 2004 Plan, which terminates in April 2018, provides for grants of options to purchase up to 1,000,000 shares of common stock as well as grants of up to 200,000 shares of common stock to directors. The Amended 2004 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares from incentive stock options and 125,000 shares from nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”), which expire on April 25, 2014. The officers’ 2004 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $25.78 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $360,000, of which $293,000 and $67,000 were the values assigned to the officer options and director options, respectively. Because the directors’ options vest immediately, the entire $67,000 was expensed as of the date of grant. The expense of the officers’ options is being recognized as compensation expense monthly during the four years the options vest.

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares from incentive stock options and 127,000 shares from nonqualified stock options) to twelve Company officers and to twelve Company directors (the “2005 Options”), which expire on May 5, 2015. The officers’ 2005 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $33.22 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2005 Options to be $484,500, of which $413,400 and $71,100 were the values assigned to the officer options and director options, respectively. Because the directors’ options vest immediately, the entire $71,100 was expensed as of the date of grant. The expense of the officers’ options is being recognized as compensation expense monthly during the four years the options vest.

Effective May 1, 2006, the Compensation Committee granted options to purchase a total of 30,000 shares (all nonqualified stock options) to twelve Company directors (the “2006 Options”), which were immediately exercisable and expire on April 30, 2016. The exercise price of $40.35 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2006 Options to be $143,400. Because the directors’ options vest immediately, the entire $143,400 was expensed as of the date of grant. No options were granted to the Company’s officers in 2006.

Effective April 27, 2007, the Compensation Committee granted options to purchase a total of 165,000 shares (27,560 shares from incentive stock options and 137,440 shares from nonqualified stock options) to thirteen Company officers and twelve Company Directors (the “2007 options”), which expire on April 26, 2017. The officers’ 2007 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $54.17 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2007 Options to be $1,544,148, of which $1,258,848 and $285,300 were the values assigned to the officer options and director options, respectively. Because the directors’ options vest immediately, the entire $285,300 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.

Effective April 25, 2008, the Compensation Committee granted options to purchase a total of 30,000 shares (all nonqualified stock options) to twelve Company directors (the “2008 Options”), which were immediately exercisable and expire on April 24, 2018. The exercise price of $50.15 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2008 Options to be $254,700. Because the directors’ options vest immediately, the entire $254,700 was expensed as of the date of grant. No options were granted to the Company’s officers in 2008.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Effective April 24, 2009, the Compensation Committee granted options to purchase a total of 32,500 shares (all nonqualified stock options) to thirteen Company directors (the “2009 Options”), which were immediately exercisable and expire on April 23, 2019. The exercise price of $32.68 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2009 Options to be $222,950. Because the directors’ options vest immediately, the entire $222,950 was expensed as of the date of grant. No options were granted to the Company’s officers in 2009.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009:

Stock options issued

	Officers					Directors
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	32,500	182,500	792,500
Vested	212,500	115,000	118,750	61,250	507,500	30,000	30,000	30,000	30,000	30,000	32,500	182,500	690,000
Exercised	96,422	30,625	6,250	—	133,297	6,200	2,500	—	—	—	—	8,700	141,997
Forfeited	7,500	7,500	13,750	12,500	41,250	—	—	—	—	—	—	—	41,250
Exercisable at December 31, 2009	116,078	84,375	112,500	61,250	374,203	23,800	27,500	30,000	30,000	30,000	32,500	173,800	548,003
Remaining unexercised	116,078	84,375	112,500	122,500	435,453	23,800	27,500	30,000	30,000	30,000	32,500	173,800	609,253

Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15	$32.68
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237	0.344
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0	6.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%	4.54%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%	2.19%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$1,044,050	$3,341,273
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	—	64,350
Expensed in previous years	292,843	190,208	164,460	—	647,511	66,600	71,100	143,400	—	—	—	281,100	928,611
Expensed in 2007	28,032	64,242	91,648	209,808	393,730	—	—	—	285,300	—	—	285,300	679,030
Expensed in 2008	—	20,400	91,644	314,721	426,765	—	—	—	—	254,700	—	254,700	681,465
Expensed in 2009	—	—	30,548	314,716	345,264	—	—	—	—	—	222,950	222,950	568,214
Future expense	$—	$—	$—	$419,603	$419,603	$—	$—	$—	$—	$—	$—	$—	419,603

Weighted average term of future expense			1.3 years

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1	593,628	$37.25	586,753	$36.15	430,453	$29.06
Granted	32,500	32.68	30,000	50.15	165,000	54.17
Exercised	(1,875)	25.78	(23,125)	26.02	(8,700)	26.85
Expired/Forfeited	(15,000)	50.68	—	—	—	—

Outstanding December 31	609,253	36.72	593,628	37.25	586,753	36.15

Exercisable at December 31	548,003	34.76	463,003	33.81	354,878	30.74

The intrinsic value of options exercised in 2009, 2008 and 2007 was $14,000, $557,000 and $208,775, respectively. The intrinsic value of options outstanding and exercisable at year end 2009 was $1,666,000. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2009, the final trading day of calendar 2009, the closing price of $32.76 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Options having an exercise price in excess of the December 31, 2009 closing price have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options are 5.7 and 5.5 years, respectively.

11. NON-OPERATING ITEMS

Gain on Property Dispositions

Gain on property dispositions in 2009 totaling $329,000 is comprised of (a) the excess of insurance proceeds received over carrying value of assets damaged at three shopping center properties during 2009 and 2008 and (b) condemnation proceeds received in connection with the taking of land at one shopping center. The insurance proceeds funded substantially all of the restoration of the damaged property.

Gain on property dispositions totaling $1,301,000 in 2008 represents the excess of insurance proceeds received over the carrying value of assets damaged at three shopping centers.

Gain on property dispositions totaling $139,000 in 2007 represents condemnation proceeds received in connection with the taking of land at one shopping center.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable assuming long term interest rates of approximately 7.30% and 7.15%, would be approximately $553,257,000 and $525,285,000, as of December 31, 2009 and 2008, respectively, compared to the carrying value of $576,069,000 and $548,265,000 at December 31, 2009 and 2008, respectively.

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

14. DISTRIBUTIONS

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), to allow its stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Operating Partnership also maintains a similar dividend reinvestment plan that mirrors the Plan, which allows holders of limited partnership interests the opportunity to buy either additional limited partnership units or common stock shares of the Company.

The Company paid common stock distributions of $1.53 per share, $1.88 per share and $1.77 per share, during 2009, 2008 and 2007, respectively, and paid Series A preferred stock dividends of $2.00 per depositary share during each of the three years and Series B preferred stock dividends totaling $2.25 per share and $1.16 per share, during 2009 and 2008, respectively. For the common stock dividends paid, $1.53 per share, $1.842 per share and $1.77 per share, represented ordinary dividend income for the years 2009, 2008 and 2007. For the common stock dividend paid for the 2008 year, $0.038 per share, represented return of capital to the shareholders. The 2009 and 2007 common dividends were 100% taxable. All of the preferred stock dividends paid were considered ordinary dividend income.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2009, 2008 and 2007, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
	(Dollars in thousands)
	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shs Issued	Discounted Share Price
Distributions during 2009
October 30	$3,785	$6,445	$1,950	114,643	$29.96
July 31	3,785	6,971	2,112	6,995	33.08
April 30	3,785	6,973	2,112	7,324	31.30
January 30	3,785	6,969	2,113	7,485	32.42

Total 2009	$15,140	$27,358	$8,287	136,447

Distributions during 2008
October 31	$3,785	$8,376	$2,546	8,520	$34.25
July 31	3,883	8,375	2,546	21,712	46.78
April 30	2,000	8,356	2,546	26,915	48.73
January 31	2,000	8,343	2,545	26,673	49.56

Total 2008	$11,668	$33,450	$10,183	83,820

Distributions during 2007
October 31	$2,000	$8,323	$2,546	19,828	$52.52
July 31	2,000	7,740	2,383	148,651	41.92
April 30	2,000	7,679	2,383	113,165	51.60
January 31	2,000	7,284	2,275	107,553	52.24

Total 2007	$8,000	$31,026	$9,587	389,197

In December 2009, 2008 and 2007, the Board of Directors of the Company authorized a distribution of $0.36, $0.39 and $0.47 per common share payable in January 2010, 2009 and 2008, to holders of record on January 15, 2010, January 16, 2009 and January 17, 2008, respectively. As a result, $6,406,000, $6,967,000 and $8,343,000, were paid to common shareholders on January 29, 2010, January 30, 2009 and January 31, 2008, respectively. Also, $1,950,000, $2,112,000 and $2,545,000, were paid to limited partnership unitholders on January 29, 2010, January 30, 2009 and January 31, 2008 ($0.36, $0.39 and $0.47 per Operating Partnership unit), respectively. The Board of Directors authorized preferred stock dividends of $0.50 per Series A depositary share, to holders of record on January 5, 2010, January 5, 2009 and January 2, 2008, respectively and $0.5625 per Series B depositary share to holders of record on January 5, 2010 and 2009. As a result, $3,785,000 was paid to preferred shareholders on January 15, 2010 and 2009 and $2,000,000 was paid January 15, 2008. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interest deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

15. INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2009 and 2008.

	2009
(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$39,689	$39,416	$40,273	$41,735

Operating income before loss on early extinguishment of debt, gain on property dispositions and noncontrolling interest	11,550	10,574	11,349	11,638
Net income attributable to Saul Centers, Inc	9,741	7,719	9,607	9,646
Net income available to common shareholders	5,956	3,934	5,822	5,861
Net income available to common shareholders per share (diluted)	0.33	0.22	0.32	0.33

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$38,722	$40,105	$40,947	$40,571

Operating income before loss on early extinguishment of debt, gain on property dispositions and noncontrolling interest	11,073	12,175	11,264	11,853
Net income attributable to Saul Centers, Inc	9,130	10,229	9,521	10,814
Net income available to common shareholders	7,033	6,443	5,736	7,029
Net income available to common shareholders per share (diluted)	0.39	0.36	0.32	0.39

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

(In thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
2009

Real estate rental operations:			(1)
Revenue	$121,572	$39,532	$9	$161,113
Expenses	(28,670)	(11,423)	—	(40,093)

Income from real estate	92,902	28,109	9	121,020
Interest expense & amortization of deferred debt costs	—	—	(34,689)	(34,689)
General and administrative	—	—	(12,956)	(12,956)

Subtotal	92,902	28,109	(47,636)	73,375
Depreciation and amortization of deferred leasing costs	(20,324)	(7,940)	—	(28,264)
Loss on early extinguishment of debt	—	—	(2,210)	(2,210)
Gain on property dispositions	329	—	—	329

Net income	$72,907	$20,169	$(49,846)	$43,230

Capital investment	$24,346	$1,093	$55,030	$80,469

Total assets	$670,455	$116,161	$138,958	$925,574

2008

Real estate rental operations:			(1)
Revenue	$121,050	$38,704	$591	$160,345
Expenses	(26,636)	(10,962)	—	(37,598)

Income from real estate	94,414	27,742	591	122,747
Interest expense & amortization of deferred debt costs	—	—	(34,278)	(34,278)
General and administrative	—	—	(12,321)	(12,321)

Subtotal	94,414	27,742	(46,008)	76,148
Depreciation and amortization of deferred leasing costs	(21,657)	(8,126)	—	(29,783)
Gain on property dispositions	1,301	—	—	1,301

Net income	$74,058	$19,616	$(46,008)	$47,666

Capital investment	$94,917	$1,833	$19,155	$115,905

Total assets	$668,493	$120,410	$64,970	$853,873

2007

Real estate rental operations:
Revenue	$112,444	$37,687	$454	$150,585
Expenses	(23,325)	(9,893)	—	(33,218)

Income from real estate	89,119	27,794	454	117,367
Interest expense & amortization of deferred debt costs	—	—	(33,855)	(33,855)
General and administrative	—	—	(11,666)	(11,666)

Subtotal	89,119	27,794	(45,067)	71,846
Depreciation and amortization of deferred leasing costs	(18,320)	(8,144)	—	(26,464)
Gain on property dispositions	139			139

Net income	$70,938	$19,650	$(45,067)	$45,521

Capital investment	$43,325	$1,387	$7,324	$52,036

Total assets	$569,249	$122,908	$35,286	$727,443

(1)	Clarendon Center development included because a significant component will be residential.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

17. SUBSEQUENT EVENTS

The Company has reviewed operating activities for the period subsequent to December 31, 2009 and prior to the date the financial statements are issued or are available to be issued, March 15, 2010, and determined certain subsequent events are required to be disclosed.

The Company and a former anchor tenant at one of its shopping center properties have been involved in a long-standing dispute arising from the non-payment of the tenant’s rent over a period of time. A final order against the former tenant was entered on March 11, 2010, awarding to the Company rent and other damages totaling approximately $2,614,000, of which approximately $669,000 is included in accounts receivable. The former tenant, which is no longer a tenant in any of the Company’s properties, has the right to, and has indicated that it will consider, an appeal of the decision. The outcome of the action and the timing of collection is uncertain at this time.

The Company’s properties have been impacted by severe winter weather, as heavy snowfall in the Mid-Atlantic states during February 2010 hindered customer’s ability to shop. Preliminary costs of removing the snow from the shopping centers and office buildings is expected to approach $3 million. Approximately 70% of the costs are historically billable to tenants.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in Thousands)

	Initial Basis	Costs Capitalized	Basis at Close of Period				Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Buildings and
		Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total						Improvements Depreciable Lives in Years
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$18,760	$6,764	$23,427	$—	$30,191	$7,454	$22,737	$33,000	1994 & 2000-2	3/94	40
Ashland Square Phase I, Manassas, VA	73	375	73	375	—	448	42	406			12/04	20
Ashland Square Phase II, Manassas, VA	6,338	4,761	6,397	4,702	—	11,099	—	11,099	—		12/04
Beacon Center, Alexandria, VA	1,493	17,976	—	18,375	1,094	19,469	9,964	9,505		1960 & 1974	1/72	40 & 50
Belvedere, Baltimore, MD	932	848	263	1,517	—	1,780	1,289	491	2,084	1958	1/72	40
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623		22,623	12,504		3/08	—

Boca Valley Plaza, Boca Raton, FL	16,720	589	5,735	11,574	—	17,309	1,740	15,569	12,127		2/04	40
Boulevard, Fairfax, VA	4,883	4,729	3,687	5,925	—	9,612	1,212	8,400	7,402	1969	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,378	9,789	19,626	—	29,415	3,086	26,329	18,702		4/04	40

Broadlands Village, Loudoun County, VA	5,316	24,644	5,300	24,660	—	29,960	4,327	25,633	22,459	2002-3 & 2004	3/02	40 & 50

Countryside, Sterling, VA	28,912	1,562	7,532	22,942	—	30,474	3,328	27,146	18,876		2/04	40
Cruse MarketPlace, Cumming, GA	12,226	65	3,920	8,371	—	12,291	1,244	11,047	7,694		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169		169		1972	1/72	—

French Market, Oklahoma City, OK	5,781	10,211	1,118	14,874	—	15,992	8,557	7,435		1972 & 2001	3/74	50
Germantown, Germantown, MD	3,576	724	2,034	2,266	—	4,300	1,032	3,268		1990	8/93	40
Giant, Baltimore, MD	998	528	422	1,104	—	1,526	920	606	2,107	1959	1/72	40

The Glen, Lake Ridge, VA	12,918	6,630	5,300	14,248	—	19,548	4,627	14,921	10,824	1993	6/94	40
Great Eastern, District Heights, MD	4,993	9,822	3,785	11,030	—	14,815	6,091	8,724	9,046	1958 & 1960	1/72	40
Great Falls Center, Great Falls, VA	41,750	77	14,766	27,061	—	41,827	1,181	40,646	17,977		3/08	40
Hampshire Langley, Langley Park, MD	3,159	2,998	1,856	4,301	—	6,157	2,879	3,278	8,292	1960	1/72	40

Hunt Club Corners, Apopka, FL	12,584	1,578	3,948	10,214	—	14,162	887	13,275	6,693		6/06	40
Jamestown Place, Altamonte Springs, FL	14,055	356	4,455	9,956	—	14,411	1,044	13,367	9,698		11/05	40
Kentlands Square, Gaithersburg, MD	14,379	104	5,006	9,477	—	14,483	1,752	12,731	8,982	2002	9/02	40

Kentlands Place, Gaithersburg, MD	1,425	6,979	1,425	6,979	—	8,404	1,346	7,058			1/04	50
Lansdowne Town Center, Loudoun County, VA	6,545	35,470	6,546	35,469	—	42,015	3,842	38,173	38,625	2002	11/02	50
Leesburg Pike, Baileys Crossroads, VA	2,418	5,887	1,132	7,173	—	8,305	5,027	3,278	18,368	1965	2/66	40

Lexington Pads, Lexington, KY *	4,868	2,486	2,111	5,243	—	7,354	2,827	4,527		1971 & 1974	3/74	40
Lumberton Plaza, Lumberton, NJ	4,400	9,355	950	12,805	—	13,755	10,107	3,648		1975	12/75	40
Shops at Monocacy, Frederick, MD	9,541	13,329	9,260	13,610	—	22,870	2,249	20,621	16,706	2003-4	11/03	50
New Market, New Market, MD	2,088	267	2,140	215	—	2,355	—	2,355	—		9/05
Northrock, Warrington, VA	8,099	6,498	8,099	6,498	—	14,597	100	14,497	0	2008	01/08

Olde Forte Village, Ft. Washington, MD	15,933	6,388	5,409	16,912	—	22,321	2,993	19,328	13,671	2003-4	07/03	40
Olney, Olney, MD	1,884	1,434	—	3,318	—	3,318	2,665	653		1972	11/75	40
Orchard Park, Sandy Spring, GA	19,377	261	7,751	11,887	—	19,638	723	18,915	11,661		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	63	5,739	12,689	—	18,428	1,536	16,892	11,279		3/05	40

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in Thousands)

	Initial Basis	Costs Capitalized	Basis at Close of Period				Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Buildings and
		Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total						Improvements Depreciable Lives in Years
Ravenwood, Baltimore, MD	1,245	4,120	703	4,662	—	5,365	1,955	3,410	5,344	1959	1/72	40
Seabreeze Plaza, Palm Harbor, FL	24,526	674	8,665	16,535	—	25,200	1,652	23,548	15,184		11/05	40
Sea Colony (Market Place at), Bethany Beach, DE	2,920	12	1,146	1,786	—	2,932	78	2,854			3/08	40
Seven Corners, Falls Church, VA	4,848	41,105	4,913	41,040	—	45,953	20,120	25,833	36,173	1956	7/73	40

Shops at Fairfax, Fairfax, VA	2,708	9,292	992	11,008	—	12,000	5,214	6,786	11,104	1975 & 2001	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	7,239	6,402	18,656	—	25,058	1,337	23,721	10,658		1/06	40
Southdale, Glen Burnie, MD	3,650	18,552	—	21,580	622	22,202	17,759	4,443		1962 & 1987	1/72	40
Southside Plaza, Richmond, VA	6,728	8,267	1,878	13,117	—	14,995	8,595	6,400	8,004	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	3,593	703	5,364	—	6,067	3,760	2,307		1970	2/76	40
Thruway, Winston-Salem, NC	4,778	21,453	5,496	20,630	105	26,231	10,577	15,654	20,687	1955 & 1965	5/72	40

Village Center, Centreville, VA	16,502	1,282	7,851	9,933	—	17,784	4,474	13,310	15,890	1990	8/93	40
West Park, Oklahoma City, OK	1,883	707	485	2,105	—	2,590	1,461	1,129		1974	9/75	50
Westview Village, Frederick, MD	764	3,371	765	3,370	—	4,135	67	4,068	—	2007	11/07
White Oak, Silver Spring, MD	6,277	4,362	4,649	5,990	—	10,639	4,911	5,728	19,112	1958 & 1967	1/72	40
Other buiildings/improvements		1,178		1,178		1,178	90	1,178

Total Shopping Centers	444,402	323,348	211,793	554,136	1,821	767,750	178,121	589,629	460,932

Office Properties
Avenel Business Park, Gaithersburg, MD	21,459	23,875	3,755	41,579	—	45,334	25,948	19,386	33,305	1984, 1986, 1990, 1998 & 2000	12/84, 8/85, 2/86, 4/98 & 10/2000	35 & 40

Crosstown Business Center, Tulsa, OK	3,454	5,867	604	8,717	—	9,321	5,525	3,796		1974	10/75	40
601 Pennsylvania Ave., Washington, DC	5,479	56,862	5,667	56,674	—	62,341	36,254	26,087	27,533	1986	7/73	35
Van Ness Square, Washington, DC	812	29,064	831	29,045	—	29,876	18,213	11,663	16,923	1990	7/73	35
Washington Square, Alexandria, VA	2,034	48,118	544	49,608	—	50,152	12,249	37,903	37,376	1952 & 2001	7/73	50

Total Office Properties	33,238	163,786	11,401	185,623	—	197,024	98,189	98,835	115,137

Development Land
Clarendon Center, Arlington, VA	12,753	103,057	16,287	99,523	—	115,810	—	115,810	41,619		7/73, 1/96 & 4/02
Lexington Center, Lexington, KY *	—	—	—		—	—	—	—	—		3/74
Northrock, Warrington, VA	4,587	7,323	4,587	7,323	—	11,910		11,910	19,118		01/08
Westview Village, Frederick, MD	4,382	14,348	4,388	14,342	—	18,730		18,730	—		11/07

Total Development Land	21,722	124,728	25,262	121,188	—	146,450	—	146,450	60,737

Total	$499,362	$611,862	$248,456	$860,947	$1,821	$1,111,224	$276,310	$834,914	$636,806

*	Lexington Pads include the land and building basis of the property formerly identified as Lexington Mall. The Company carries costs related to the redevelopment of the property within the line item Lexington Center.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2009

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	35 - 50 years
Building components	Up to 20 years
Tenant improvements	The shorter of the term of the lease or the useful life of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $750,188,000 at December 31, 2009. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2009 are summarized as follows.

(In thousands)	2009	2008	2007
Total real estate investments:

Balance, beginning of year	$1,027,481	$889,927	$841,861
Acquisitions	3,692	79,987	27,169
Improvements	80,524	62,978	24,742
Retirements	(473)	(5,411)	(3,845)

Balance, end of year	$1,111,224	$1,027,481	$889,927

Total accumulated depreciation:

Balance, beginning of year	$252,763	$232,669	$214,210
Depreciation expense	23,847	24,761	21,638
Adjustment			482
Retirements	(300)	(4,667)	(3,661)

Balance, end of year	$276,310	$252,763	$232,669