Form 10-Q
period 2010-03-31
SAUL CENTERS INC
filed 2010-05-05
CIK 907254

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2010

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

Number of shares of common stock, par value $0.01 per share outstanding as of May 5, 2010: 18,234,000.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2009, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Real estate investments
Land	$223,286	$223,193
Buildings and equipment	742,471	740,442
Construction in progress	165,400	147,589

	1,131,157	1,111,224
Accumulated depreciation	(282,271)	(276,310)

	848,886	834,914
Cash and cash equivalents	19,432	20,607
Accounts receivable and accrued income, net	38,599	37,503
Deferred leasing costs, net	15,191	15,609
Prepaid expenses, net	2,532	3,096
Deferred debt costs, net	7,291	7,537
Other assets	8,454	6,308

Total assets	$940,385	$925,574

Liabilities
Mortgage notes payable	$572,236	$576,069
Construction loans payable	71,760	60,737
Dividends and distributions payable	12,260	12,220
Accounts payable, accrued expenses and other liabilities	26,923	23,395
Deferred income	26,952	27,090

Total liabilities	710,131	699,511

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 18,125,152 and 18,012,416 shares issued and outstanding, respectively	181	180
Additional paid-in capital	173,239	169,363
Accumulated deficit	(123,925)	(124,167)

Total Saul Centers, Inc. stockholders’ equity	228,823	224,704
Noncontrolling interest	1,431	1,359

Total stockholders’ equity	230,254	226,063

Total liabilities and stockholders’ equity	$940,385	$925,574

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended March 31,
	2010	2009
Revenue
Base rent	$31,695	$30,665
Expense recoveries	8,727	7,580
Percentage rent	358	233
Other	2,868	1,211

Total revenue	43,648	39,689

Operating expenses
Property operating expenses	7,679	5,370
Provision for credit losses	197	327
Real estate taxes	4,685	4,416
Interest expense and amortization of deferred debt costs	8,591	8,196
Depreciation and amortization of deferred leasing costs	7,073	7,041
General and administrative	2,849	2,789

Total operating expenses	31,074	28,139

Net income	12,574	11,550
Noncontrolling interest
Income attributable to the noncontrolling interest	(2,021)	(1,809)

Net income attributable to Saul Centers, Inc.	10,553	9,741
Preferred dividends	(3,785)	(3,785)

Net income available to common stockholders	$6,768	$5,956

Per share net income available to common stockholders
Basic and Diluted	$0.37	$0.33

Dividends declared per common share outstanding	$0.36	$0.39

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2009	$179,328	$180	$169,363	$(124,167)	$224,704	$1,359	$226,063
Issuance of 112,736 shares of common stock:
100,565 shares pursuant to dividend reinvestment plan	—	1	3,476	—	3,477	—	3,477
12,171 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	400	—	400	—	400
Net income	—	—	—	10,553	10,553	2,021	12,574
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,526)	(6,526)	(1,949)	(8,475)

Balance, March 31, 2010	$179,328	$181	$173,239	$(123,925)	$228,823	$1,431	$230,254

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$12,574	$11,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	7,073	7,041
Amortization of deferred debt costs	367	299
Non cash compensation costs of stock grants and options	139	165
Provision for credit losses	197	327
(Increase) decrease in accounts receivable and accrued income	(1,293)	2,749
Increase in deferred leasing costs	(607)	(892)
Increase in prepaid expenses	564	405
Increase in other assets	(2,146)	(4,118)
Increase in accounts payable, accrued expenses and other liabilities	2,238	3,230
Decrease in deferred income	(138)	(365)

Net cash provided by operating activities	18,968	20,391

Cash flows from investing activities:
Additions to real estate investments	(1,497)	(1,630)
Additions to development and redevelopment activities	(17,233)	(15,827)

Net cash used in investing activities	(18,730)	(17,457)

Cash flows from financing activities:
Repayments on mortgage notes payable	(3,833)	(4,422)
Proceeds from construction loans payable	11,023	6,364
Proceeds from revolving credit facility	—	15,000
Additions to deferred debt costs	(121)	—
Proceeds from the issuance of common stock	3,738	243
Distributions to:
Series A preferred stockholders	(2,000)	(2,000)
Series B preferred stockholders	(1,785)	(1,785)
Common stockholders	(6,485)	(6,967)
Noncontrolling interest	(1,950)	(2,112)

Net cash (used in) provided by financing activities	(1,413)	4,321

Net (decrease) increase in cash and cash equivalents	(1,175)	7,255
Cash and cash equivalents, beginning of period	20,607	13,006

Cash and cash equivalents, end of period	$19,432	$20,261

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company and certain other affiliated entities, each of which is currently controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), shopping center and office properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired and/or developed by the Company since December 31, 2008. Both of the following properties are operating shopping centers.

Name of Property	Location	Date of Acquisition/ Development
Developments
Northrock	Warrenton, VA	2008/9
Westview Village	Frederick, MD	2007/9

As of March 31, 2010, the Company’s properties (the “Current Portfolio Properties”) consisted of 47 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) land or development properties.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of March 31, 2010, thirty-one of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.5%), a tenant at eight Shopping Centers, Safeway (3.4%), a tenant at eight Shopping Centers and Chevy Chase Bank (2.6%), a tenant at twenty properties, and one office tenant, the United States Government (2.5%), a tenant at six properties, individually accounted for 2.5% or more of the Company’s total revenue for the three months ended March 31, 2010.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2009, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships, based on the fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles is amortized over the life of the customer relationship. The Company has never recorded a customer relationship intangible asset.

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three month periods ended March 31, 2010 and 2009.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

totaled approximately $1,828,000 and $1,359,000, for the three month periods ended March 31, 2010 and 2009, respectively. A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, the Company capitalizes leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations totaled approximately $6,048,000 and $5,818,000, for the three month periods ended March 31, 2010 and 2009, respectively. Repair and maintenance expense, included in property operating expenses, for the three month periods ended March 31, 2010 and 2009, was approximately $4,819,000 and $2,552,000, respectively.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the initial term of the lease or remaining initial term of acquired leases. Collectively, deferred leasing costs totaled $15,191,000 and $15,609,000, net of accumulated amortization of $15,077,000 and $14,889,000, as of March 31, 2010 and December 31, 2009, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $1,025,000 and $1,223,000, for the three months ended March 31, 2010 and 2009, respectively.

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2010 and December 31, 2009 are as follows:

Construction in Progress

(Dollars in thousands)	March 31, 2010	December 31, 2009
Clarendon Center	$133,940	$115,810
Northrock	12,003	11,910
Westview Village	18,698	18,730
Other	759	1,139

Total	$165,400	$147,589

As of March 31, 2010, 64% of the leasable area at Northrock had been placed in operation. The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of March 31, 2010 and December 31, 2009, for the remaining 36% of the leasable area, as of both dates, respectively. As of March 31, 2010, 16% of the leasable area at Westview Village had been placed in operation. The development costs related to the area in operation have been reclassified to land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of March 31, 2010 and December 31, 2009, for the remaining 84% and 85% of the leasable area, respectively.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $854,000 and $1,265,000, at March 31, 2010 and December 31, 2009, respectively.

In addition to rents due currently, accounts receivable includes approximately $27,268,000 and $27,154,000, at March 31, 2010 and December 31, 2009, respectively, net of allowance for doubtful accounts totaling $26,000 and $15,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at March 31, 2010 are held in non-interest bearing accounts at various banks.

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7,291,000 and $7,537,000, net of accumulated amortization of $4,674,000 and $5,161,000, at March 31, 2010 and December 31, 2009, respectively.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and expires in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of March 31, 2010, 223,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares at the 2009 Annual Meeting of Shareholders. The shares were valued at the closing stock price on the date the shares were awarded and included in general and administrative expenses.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 77.0% common interest as of March 31, 2010. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represent earnings allocated to limited partnership interests held by the Saul Organization.

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

Basic and Diluted Shares Outstanding

(In thousands)	Quarter ended March 31,
	2010	2009
Weighted average common shares outstanding-Basic	18,084	17,870
Effect of dilutive options	82	30

Weighted average common shares outstanding-Diluted	18,166	17,900

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

New Accounting Standards

The Company adopted Accounting Standards Update (“ASU”) No. 2009-17 effective January 1, 2010, which changes the consolidation guidance applicable to variable interest entities (“VIEs”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right receive benefits of the VIE that could potentially be significant to the VIE. This topic also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption did not have a material impact on the Company’s consolidated financial statements.

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Real Estate Acquired or Developed

Westview Village

In November 2007, the Company purchased for $5.0 million a land parcel in the Westview development in Frederick, Maryland. In 2009, the Company substantially completed construction of a neighborhood retail and office center.

Northrock

In January 2008, the Company purchased for $12.5 million an undeveloped land parcel in Warrenton, Virginia. In 2009, the Company substantially completed construction of a neighborhood shopping center which is anchored by a Harris Teeter supermarket.

4. Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

Certain members of The Saul Organization are limited partners of the Operating Partnership, collectively owning a 23.0% common interest as of March 31, 2010, represented by approximately 5,416,000 convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2010, all 5,416,000 units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 23.0% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended March 31, 2010 and 2009, were approximately 23,582,000 and 23,316,000, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $643,996,000 at March 31, 2010, of which approximately $572,236,000 was fixed-rate debt and approximately $71,760,000 was variable rate debt.

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

In addition to the outstanding indebtedness at March 31, 2010, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects, with no outstanding borrowings. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On March 31, 2010, of the $150,000,000 available for borrowing, approximately $224,000 was committed for letters of credit and approximately $149,776,000 was available under the line. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of March 31, 2010, operating income from the unencumbered properties determined the interest rate for up to $104,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $46,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,667,000 of the $19,334,000 outstanding at March 31, 2010) and the Clarendon Center construction loan (approximately $52,426,000 outstanding at March 31, 2010). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage, which is guaranteed by Saul Centers.

At December 31, 2009, the Company’s outstanding debt totaled approximately $636,806,000, of which $576,069,000 was fixed rate and $60,737,000 was variable rate debt. and no balances were outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

At March 31, 2010, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2010	$—		$11,842	$11,842
2011	71,760	(a)	16,823	88,583
2012	96,300		17,028	113,328
2013	39,440		11,404	50,844
2014	13,176		11,354	24,530
2015	15,012		11,459	26,471
Thereafter	252,470		75,928	328,398

	$488,158		$155,838	$643,996

(a)	Represents the Clarendon Center and Northrock construction loan balances as of March 31, 2010.

Interest expense and amortization of deferred debt costs for the quarters ended March 31, 2010 and 2009, were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(Dollars in thousands)	Quarter ended March 31,
	2010	2009
Interest incurred	$10,052	$9,256
Amortization of deferred debt costs	367	299
Capitalized interest	(1,828)	(1,359)

	$8,591	$8,196

6. Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations for the three months ended March 31, 2010 and 2009 reflect noncontrolling interest of $2,021,000 and $1,809,000, respectively, representing The Saul Organization’s share of net income for each period.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $94,000 and $125,000, for the three months ended March 31, 2010 and 2009, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2010 and 2009, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $49,000 and $51,000, for the three months ended March 31, 2010 and 2009, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1,423,000 and $1,371,000, at March 31, 2010 and December 31, 2009, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2010 and 2009, which included rental expense for the Company’s headquarters lease, totaled approximately $1,514,000 and $1,423,000, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in these consolidated financial statements. As of March 31, 2010 and December 31, 2009, accounts payable, accrued expenses and other liabilities included approximately $365,000 and $525,000, respectively, representing amounts due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The 10-year lease, which commenced in March 2002, provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the three months ended March 31, 2010 and 2009 was approximately $215,000 and $210,000, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $48,000 and $50,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2010:

Stock options issued

	Officers					Directors
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	32,500	182,500	792,500
Vested	212,500	115,000	118,750	61,250	507,500	30,000	30,000	30,000	30,000	30,000	32,500	182,500	690,000
Exercised	103,019	34,375	6,250	—	143,644	6,200	2,500	—	—	—	—	8,700	152,344
Forfeited	7,500	7,500	13,750	12,500	41,250	—	—	—	—	—	—	—	41,250
Exercisable at March 31, 2010	109,481	80,625	112,500	61,250	363,856	23,800	27,500	30,000	30,000	30,000	32,500	173,800	537,656
Remaining unexercised	109,481	80,625	112,500	122,500	425,106	23,800	27,500	30,000	30,000	30,000	32,500	173,800	598,906
Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15	$32.68
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237	0.344
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0	6.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%	4.54%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%	2.19%
Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$1,044,050	$3,341,273
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	—	64,350
Expensed in previous years	320,875	274,850	378,300	839,245	1,813,270	66,600	71,100	143,400	285,300	254,700	222,950	1,044,050	2,857,320
Expensed in 2010	—	—	—	78,678	78,678	—	—	—	—	—	—	—	78,678
Future expense	$—	$—	$—	$340,925	$340,925	$—	$—	$—	$—	$—	$—	$—	340,925
Weighted average term of future expense	1.1 years

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The table below summarizes the option activity for the three months ended March 31, 2010:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	609,253	$36.72
Granted	—	—
Exercised	(10,347)	25.23	$141,000
Expired/Forfeited	—	—

Outstanding March 31	598,906	36.91	4,897,000

Exercisable at March 31	537,656	34.95	4,897,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 31, 2010, the closing share price of $41.40 was lower than the exercise price of options granted in 2007 and 2008. Therefore, those options had no intrinsic value as of March 31, 2010. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.5 and 5.3 years, respectively.

9. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, the aggregate fair value of the fixed-rate notes payable assuming long-term interest rates of approximately 6.50% and 7.30%, would be approximately $574,657,000 and $553,257,000, respectively, compared to the carrying value of $572,236,000 and $576,069,000, at March 31, 2010 and December 31, 2009, respectively.

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

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

11. Business Segments

The Company has two reportable business segments: Shopping Centers and Office Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income from real estate for the combined properties in each segment.

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
			(1)
Quarter ended March 31, 2010
Real estate rental operations:
Revenue	$34,049	$9,599	$—	$43,648
Expenses	(9,696)	(2,865)	—	(12,561)

Income from real estate	24,353	6,734	—	31,087
Interest expense and amortization of deferred debt costs	—	—	(8,591)	(8,591)
General and administrative	—	—	(2,849)	(2,849)

Subtotal	24,353	6,734	(11,440)	19,647
Depreciation and amortization of deferred leasing costs	(5,114)	(1,959)	—	(7,073)

Net income	$19,239	$4,775	$(11,440)	$12,574

Capital investment	$1,641	$553	$16,536	$18,730

Total assets	$670,525	$114,425	$155,435	$940,385

Quarter ended March 31, 2009
Real estate rental operations:
Revenue	$29,727	$9,959	$3	$39,689
Expenses	(7,295)	(2,818)	—	(10,113)

Income from real estate	22,432	7,141	3	29,576
Interest expense and amortization of deferred debt costs	—	—	(8,196)	(8,196)
General and administrative	—	—	(2,789)	(2,789)

Subtotal	22,432	7,141	(10,982)	18,591
Depreciation and amortization of deferred leasing costs	(5,015)	(2,026)	—	(7,041)

Net income	$17,417	$5,115	$(10,982)	$11,550

Capital investment	$9,223	$256	$7,978	$17,457

Total assets	$670,953	$119,289	$81,958	$872,200

(1)	Includes Clarendon Center development activity.

Saul Centers, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

12. Subsequent Events

The Company has reviewed operating activities for the period subsequent to March 31, 2010 and prior to the date the financial statements are issued or are available to be issued, and determined certain subsequent events are required to be disclosed.

The Company and a former anchor tenant at one of its Shopping Centers have been involved in a long-standing dispute arising from the non-payment of the tenant’s rent over a period of time. A final order against the former tenant was entered on March 11, 2010, awarding to the Company rent and other damages totaling approximately $2,614,000. Full payment in satisfaction of this dispute was received from the tenant on April 20, 2010. Of the amount received, approximately $675,000 was applied against accounts receivable and approximately $1,939,000 was recognized as other income in the three-month period ended March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in our Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Item 1 of this Form 10-Q.

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

Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those given in the forward-looking statements as a result of changes in factors which include, among others, the following:

•	continuing risks related to the worsening of the domestic and global credit markets and their effect on discretionary spending;

•	risks that the Company’s tenants will not pay rent;

•	risks related to the Company’s reliance on shopping center “anchor” tenants and other significant tenants;

•	risks related to the Company’s substantial relationships with members of The Saul Organization;

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

•	such other risks as described in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009.

General

The following discussion is based primarily on the consolidated financial statements of the Company as of March 31, 2010 and for the three month period ended March 31, 2010.

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

The Company’s redevelopment and renovation objective is to selectively and opportunistically redevelop and renovate its properties, by replacing tenant leases with below-market rents with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company’s strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail redevelopments and renovations.

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

With a severe decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Vacancies have increased from a year ago. Our overall portfolio leasing percentage, on a comparative same center basis, ended March 31, 2010 at 92.7%, a decrease from 93.3% at March 31, 2009, a space leased reduction of approximately 52,000 square feet. Three properties, two shopping centers and an office property, caused the decline in leased space. The Shopping Center Properties: (1) Southside decreased by 17,000 square feet resulting primarily from two businesses which chose not to renew their leases and (2) Boca Valley Plaza which decreased by 12,000 square feet where several small shop tenants ceased rent payments and vacated their spaces prior to lease expiration. Office Properties: (1) Avenel Business Park, which decreased by 30,000 square feet when a 15,000 square foot life science tenant lost its financial support and several other small tenants ceased rent payments and vacated their spaces prior to lease expiration.

The Company’s tenants have been further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the retail holiday season in late December 2009 hindered the ability of customers to shop. Additionally, the costs of removing the snow from the shopping centers and office buildings approached $1 million. Compounding the costs of the December storm were two major storms impacting the Mid-Atlantic region during February 2010. Including these storms, the costs of removing snow from the Company’s properties during the quarter ended March 31, 2010 approached $3.1 million. Management estimates approximately 60% of these costs are billable to tenants.

In addition, because of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets. First, the Company maintains a ratio of total debt to total assets value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of December 31, 2009, amortizing fixed-rate mortgage debt represented approximately 90% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s earliest fixed-rate debt maturity is not until October 2012. The Company’s two construction loans for Northrock and Clarendon Center may be extended, under certain conditions, until May 2013. Finally, as of March 31, 2010, the Company has loan availability of more than $149,000,000 under its $150,000,000 unsecured revolving line of credit.

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

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships, based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles is amortized over the life of the customer relationship.

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess the carrying value of the real estate investment property relative to its estimated fair value. The Company considers both quantitative and qualitative factors in identifying impairment indicators including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint specified in the lease agreement.

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

Results of Operations

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

Revenue

(Dollars in thousands)	Quarters ended March 31,		2010 to 2009 Change
	2010	2009	$	%
Base rent	$31,695	$30,665	$1,030	3.4%
Expense recoveries	8,727	7,580	1,147	15.1%
Percentage rent	358	233	125	53.6%
Other	2,868	1,211	1,657	136.8%

Total revenue	$43,648	$39,689	$3,959	10.0%

Note: (Dollars in thousands)

Base rent includes $114 and ($42) for the quarters ended March 31, 2010 and 2009, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $278 and $347, for the quarters ended March 31, 2010 and 2009, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 10.0% in the quarter ended March 31, 2010 (“2010 Quarter”) compared to the corresponding prior year’s quarter (“2009 Quarter”). The revenue increase for the 2010 Quarter resulted from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1,939,000), expense recovery income resulting from substantial snow removal expenses incurred during the 2010 Quarter (approximately $1,200,000), rental income from the operations of two recently developed properties that were not fully operational during the 2009 Quarter (approximately $552,000). The properties (Northrock and Westview Village) are defined as the “Development Properties”. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2010 Quarter versus the 2009 Quarter was attributable to leases in effect at the Development Properties (approximately $435,000) and base rent increases at the remainder of the portfolio properties (approximately $595,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The primary cause for the increase in expense recovery income in the 2010 Quarter was $1,200,000 estimated recovery of snow removal expenses incurred as a result of severe winter weather impacting the Mid-Atlantic states during February 2010.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. The primary reason for the 2010 Quarter increase was timing differences in the receipt of sales reports used to calculate percentage rent from two retail tenants.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2010 Quarter resulted primarily from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1,939,000) offset in part by decreased lease termination fees resulting from $321,000 received from a former tenant at Avenel Business Park in the 2009 Quarter.

Operating Expenses

(Dollars in thousands)	Quarters ended March 31,		2010 to 2009 Change
	2010	2009	$	%
Property operating expenses	$7,679	$5,370	$2,309	43.0%
Provision for credit losses	197	327	(130)	-39.8%
Real estate taxes	4,685	4,416	269	6.1%
Interest expense and amortization of deferred debt costs	8,591	8,196	395	4.8%
Depreciation and amortization of leasing costs	7,073	7,041	32	0.5%
General and administrative	2,849	2,789	60	2.2%

Total operating expenses	$31,074	$28,139	$2,935	10.4%

The operating expense increase resulted primarily from a $2,406,000 increase in snow removal expense arising primarily from the February 2010 snow storms impacting the Mid-Atlantic states.

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Property operating expenses for the 2010 Quarter increased primarily from a $2,406,000 increase in snow removal expense arising primarily from the February 2010 snow storms impacting the Mid-Atlantic states.

Provision for credit losses. The provision for credit losses represents the Company’s estimation of amounts previously included in income and owed by tenants that may not be collectible. The quarterly provisions for credit losses represent approximately five tenths and eight tenths of one percent (0.5% and 0.8%) of total revenue for 2010 Quarter and 2009 Quarter, respectively.

Real estate taxes. The increase in real estate taxes for the 2010 Quarter was primarily due to a 5.4% increase in core property real estate tax expense over the 2009 Quarter’s amount, impacted largely by increased taxes at several of the Company’s Northern Virginia shopping centers and 601 Pennsylvania Avenue.

Interest expense and amortization of deferred debt. Interest expense increased in the 2010 Quarter versus the 2009 Quarter primarily due to approximately $28,000,000 of increased fixed-rate mortgage debt balances outstanding, resulting from the refinancing of five mortgage loans during 2009 less scheduled monthly principal payments. The Company also increased variable rate indebtedness to fund its development and construction expenditures, however, the majority of these interest costs were capitalized as project costs and had little impact on interest expense for the 2010 Quarter. Increased deferred debt cost amortization increased interest expense by approximately $68,000 ($367,000 versus $299,000).

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense increase during the 2010 Quarter resulted from increased payroll related expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $19,432,000 and $20,261,000 at March 31, 2010 and 2009, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net cash provided by operating activities	$18,968	$20,391
Net cash used in investing activities	(18,730)	(17,457)
Net cash (used in) provided by financing activities	(1,413)	4,321

(Decrease) increase in cash and cash equivalents	$(1,175)	$7,255

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2010 Period primarily reflect the development and construction costs of Clarendon Center. Investing activities for the 2009 Period primarily reflect the development and construction costs of Clarendon Center, Northrock and Westview Village. Tenant improvement and property capital expenditures totaled $1,497,000 and $1,630,000, for the 2010 and 2009 Quarters, respectively.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2010 primarily reflects:

•	the repayment of mortgage notes payable borrowings totaling $3,833,000;

•	distributions to common stockholders during the period totaling $6,485,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $1,950,000; and

•	distributions made to preferred stockholders during the period totaling $3,785,000; and

•	payments of $121,000 for financing costs of mortgage notes payable;

which was partially offset by:

•	proceeds of $11,023,000 received from construction loan draws during the period; and

•	proceeds of $3,738,000 from the issuance of common stock from shares issued under the dividend reinvestment program and the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2009 primarily reflects:

•	proceeds of $15,000,000 received from advances provided by the revolving credit facility during the period;

•	proceeds of $6,364,000 received from construction loan draws during the period; and

•	proceeds of $243,000 received from the issuance of common stock from shares issued under the dividend reinvestment program.

which was partially offset by:

•	the repayment of mortgage note payable borrowings totaling $4,422,000;

•	distributions to common stockholders during the period totaling $6,967,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership during the period totaling $2,112,000; and

•	distributions made to preferred stockholders during the period totaling $3,785,000.

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

Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. During the remainder of the year, the Company will continue to develop its construction in progress properties and may develop certain freestanding outparcels within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop certain of the Current Portfolio Properties and may develop expansions within certain of the Shopping Centers.

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

As of March 31, 2010, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2010	$—		$11,842	$11,842
2011	71,760	(a)	16,823	88,583
2012	96,300		17,028	113,328
2013	39,440		11,404	50,844
2014	13,176		11,354	24,530
2015	15,012		11,459	26,471
Thereafter	252,470		75,928	328,398

	$488,158		$155,838	$643,996

(a)	Represents the Clarendon Center and Northrock construction loan balances as of March 31, 2010.

Management believes that the Company’s capital resources, which at March 31, 2010 included cash balances of approximately $19,432,000 and borrowing availability of approximately $149,776,000 on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 98,267 and 4,673 shares under the DRIP at a weighted average discounted price of $34.58 and $32.42 per share, during the three month periods ended March 31, 2010 and 2009, respectively. The Company also credited 2,298 and 2,812 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $34.58 and $32.42 per share, during the three month periods ended March 31, 2010 and 2009, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2010.

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

The Company maintains an unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, expires on June 30, 2012, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. As of March 31, 2010, of the $150,000,000 available for borrowing, there were no outstanding borrowings, approximately $224,000 was committed for letters of credit and approximately $149,776,000 was available to borrow for working capital, operating property acquisitions or development projects. The interest rate under the facility is determined primarily based on operating income generated by the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of March 31, 2010, operating income from the unencumbered properties determined the interest rate for up to $104,000,000 of the line’s available borrowings, with interest expense to be calculated based upon LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $46,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of March 31, 2010, the material covenants required the Company, on a consolidated basis, to:

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

As of March 31, 2010, the Company was in compliance with all such covenants.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,667,000 of the $19,334,000 outstanding at March 31, 2010) and the Clarendon Center construction loan (approximately $52,426,000 outstanding at March 31, 2010). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage, which is guaranteed by Saul Centers.

Preferred Stock Issue

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

Funds From Operations

For the quarter ended March 31, 2010, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $15,862,000, representing a 7.1% increase over the comparative 2009 quarter’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

(Amounts in thousands)	Quarter ended March 31,
	2010	2009
Net income	$12,574	$11,550
Add:
Real estate depreciation & amortization	7,073	7,041
FFO	19,647	18,591
Subtract:
Preferred stock dividends	(3,785)	(3,785)

FFO available to common shareholders	$15,862	$14,806

Average shares & units used to compute FFO per share	23,582	23,316

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions, Redevelopments and Renovations

During the remainder of the year the Company will continue to develop its construction in progress properties and may develop certain freestanding outparcels within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop certain of the Current Portfolio Properties and may develop expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the balance of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Smallwood Village Center and Boulevard shopping centers. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2009 and the three months ended March 31, 2010.

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

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 74% leased at March 31, 2010. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center totals approximately 173,000 square feet. Substantial completion of construction was achieved during the second quarter of 2009. Project costs totaled approximately $6.9 million.

Clarendon Center

The Company is constructing a mixed-use development project to include approximately 42,000 square feet of retail space, 170,000 square feet of office space and 244 residential units adjacent to the Clarendon Metro Station in Arlington, Virginia. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. The south block’s four-level sub-surface parking garage was structurally completed during the second quarter of 2009 and structural concrete work was completed to the top of the residential building (12th floor) and the top of the office building (9th floor) during the third quarter of 2009. Exterior wall brick laying and the installation of exterior pre-cast panels and windows is nearly completed. Construction of the north block sub-surface parking garage was structurally completed during the fourth quarter of 2009 and structural concrete work has been completed for the six story office building. The Company estimates construction on both blocks will be substantially complete in late 2010, at which time the residential component is expected to be operational and ready for occupancy. The retail and office spaces will be operational as tenant improvements are built-out. The Company has executed four leases for retail space totaling 13,869 square feet.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space and is expected to cost approximately $26.5 million. The Company is currently marketing the space and as of March 31, 2010, has executed leases for 27,000 square feet of retail and 1,200 square feet of office space, or approximately 28% of the total space.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 69% of the project is leased at March 31, 2010, including a 52,700 square foot Harris Teeter supermarket store, 9,896 square feet of small shop space, and pad leases with Chevy Chase Bank and Longhorn Steakhouse. The Chevy Chase Bank opened February 2009. The Longhorn Steakhouse restaurant is under construction by the tenant and is expected to open for business during the 2010 second quarter. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million, the majority of which were funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished, the center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Chevy Chase Bank pad building was constructed and commenced operations. As of March 31, 2010, all six shop spaces and the bank pad were leased, totaling 11,610 square feet. Substantial completion of construction was achieved during the first quarter of 2009, and total construction and development costs were approximately $2.8 million.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended March 31, 2010 and 2009, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of March 31,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2010	47	5	7,218,000	1,206,000	92.0%	89.5%
2009	46	5	7,097,000	1,206,000	92.9%	92.5%

On a same property basis, 92.7% of the portfolio was leased, compared to the prior year level of 93.3%. The 2010 leasing percentages decreased due to a net decrease of approximately 52,000 square feet of leased space. Three properties, two shopping centers and an office property, caused the decline in leased space. The Shopping Center Properties: (1) Southside decreased by 17,000 square feet resulting primarily from two businesses which chose not to renew their leases and (2) Boca Valley Plaza which decreased by 12,000 square feet where several small shop tenants ceased rent payments and vacated their spaces prior to lease expiration. Office Properties: (1) Avenel Business Park, which decreased by 30,000 square feet when a 15,000 square foot life science tenant lost its financial support and several other small tenants ceased rent payments and vacated their spaces prior to lease expiration.

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

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2010, the Company had variable-rate indebtedness totaling $71,760,000. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2010 had been one percent higher, our annual interest incurred relating to these debt instruments would have increased by $717,600, based on those balances. As of March 31, 2010, the Company had fixed-rate indebtedness totaling $572,236,000 with a weighted average interest rate of 6.66%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2010 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $30,261,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2009 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

95,204 shares were acquired at a price of $33.08 per share, by B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 29, 2010 dividend distribution. In addition, B. F. Saul Real Estate Investment Trust, an entity affiliated with B. Francis Saul II, acquired the following shares in open market purchases:

Month	Total Shares Purchased	Average Price Paid Per Share
January 6-8, 2010	13,000	$33.17
February 26, 2010	6,800	35.68
March 1-31, 2010	36,110	38.62

Total	55,910	$37.00

None of such shares were acquired pursuant to a publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restate Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

	(d)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, as amended, dated March 26, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 27, 2008, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Deposit Agreement, dated March 27, 2008, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4.1 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(c)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference.

	(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as Exhibit 10.(c) of the 2009 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Loan Agreement dated as of November 7, 1996 by and among Saul Holdings Limited Partnership, Saul Subsidiary II Limited Partnership and PFL Life Insurance Company, c/o AEGON USA Realty Advisors, Inc., filed as Exhibit 10.(t) of the March 31, 1997 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Loan Agreement dated as of October 1, 1997 between Saul Subsidiary I Limited Partnership as Borrower and Nomura Asset Capital Corporation as Lender filed as Exhibit 10.(p) of the 1997 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(l)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(n) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference. Modification to Revolving Credit Agreement, dated April 30, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Second Modification to Revolving Credit Agreement, dated July 9, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Third Modification to Revolving Credit Agreement, dated July 28, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference.

(m)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(n)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(o)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(p)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(q)	Construction Loan Agreement, dated as of May 14, 2008, by and among Saul Holdings Limited Partnership, U.S. Bank National Association, as agent, and the lenders party to or who become party to such agreement, as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated May 20, 2008, is hereby incorporated by reference.

(r)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated October 3, 2008, is hereby incorporated by reference.

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.	Schedule of Portfolio Properties (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: May 5, 2010	/s/ B. FRANCIS SAUL III
B. Francis Saul III, President

Date: May 5, 2010	/s/ SCOTT V. SCHNEIDER
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: May 5, 2010	/s/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President, Chief Accounting Officer
(principal accounting officer)