Form 10-Q
period 2010-06-30
SAUL CENTERS INC
filed 2010-08-06
CIK 907254

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock, par value $0.01 per share outstanding as of August 6, 2010: 18,349,000.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Real estate investments
Land	$232,188	$223,193
Buildings and equipment	765,399	740,442
Construction in progress	155,738	147,589

	1,153,325	1,111,224
Accumulated depreciation	(288,252)	(276,310)

	865,073	834,914
Cash and cash equivalents	28,829	20,607
Accounts receivable and accrued income, net	35,146	37,503
Deferred leasing costs, net	14,840	15,609
Prepaid expenses, net	1,427	3,096
Deferred debt costs, net	7,025	7,537
Other assets	9,750	6,308

Total assets	$962,090	$925,574

Liabilities

Mortgage notes payable	$583,620	$576,069
Construction loans payable	83,621	60,737
Dividends and distributions payable	12,302	12,220
Accounts payable, accrued expenses and other liabilities	27,322	23,395
Deferred income	26,270	27,090

Total liabilities	733,135	699,511

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized,
18,239,838 and 18,012,416 shares issued and outstanding, respectively	182	180
Additional paid-in capital	178,003	169,363
Accumulated deficit	(128,604)	(124,167)

Total Saul Centers, Inc. stockholders’ equity	228,909	224,704

Noncontrolling interest	46	1,359

Total stockholders’ equity	228,955	226,063

Total liabilities and stockholders’ equity	$962,090	$925,574

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Revenue
Base rent	$31,834	$31,131	$63,529	$61,796
Expense recoveries	6,928	7,048	15,655	14,628
Percentage rent	331	328	689	561
Other	1,028	909	3,896	2,120

Total revenue	40,121	39,416	83,769	79,105

Operating expenses
Property operating expenses	4,902	4,845	12,581	10,215
Provision for credit losses	157	232	354	559
Real estate taxes	4,452	4,620	9,137	9,036
Interest expense and amortization of deferred debt costs	8,887	8,782	17,478	16,978
Depreciation and amortization of deferred leasing costs	7,317	7,083	14,390	14,124
General and administrative	3,689	3,280	6,538	6,069

Total operating expenses	29,404	28,842	60,478	56,981

Operating Income	10,717	10,574	23,291	22,124
Loss on early extinguishment of debt	(4,479)	(1,660)	(4,479)	(1,660)

Net Income	6,238	8,914	18,812	20,464

Noncontrolling interest
Income attributable to the noncontrolling interest	(565)	(1,195)	(2,586)	(3,004)

Net income attributable to Saul Centers, Inc.	5,673	7,719	16,226	17,460
Preferred dividends	(3,785)	(3,785)	(7,570)	(7,570)

Net income available to common stockholders	$1,888	$3,934	$8,656	$9,890

Per share net income available to common stockholders
Basic	$0.10	$0.22	$0.48	$0.55

Diluted	$0.10	$0.22	$0.47	$0.55

Dividends declared per common share outstanding	$0.36	$0.39	$0.72	$0.78

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Saul Centers, Inc.	Noncontrolling Interest	Total

Balance, December 31, 2009	$179,328	$180	$169,363	$(124,167)	$224,704	$1,359	$226,063

Issuance of 112,736 shares of common stock:
100,565 shares pursuant to dividend reinvestment plan	—	1	3,476	—	3,477	—	3,477
12,171 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	400	—	400	—	400
Net income	—	—	—	10,553	10,553	2,021	12,574
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,526)	(6,526)	(1,949)	(8,475)

Balance, March 31, 2010	179,328	181	173,239	(123,925)	228,823	1,431	230,254
Issuance of 114,686 shares of common stock:
103,496 shares pursuant to dividend reinvestment plan	—	1	4,042	—	4,043	—	4,043
11,190 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	722	—	722	—	722
Net income	—	—	—	5,673	5,673	565	6,238
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,567)	(6,567)	(1,950)	(8,517)

Balance, June 30, 2010	$179,328	$182	$178,003	$(128,604)	$228,909	$46	$228,955

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
(Dollars in thousands)	2010	2009

Cash flows from operating activities:
Net income	$18,812	$20,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	14,390	14,124
Amortization of deferred debt costs	786	1,089
Non cash compensation costs of stock grants and options	667	619
Provision for credit losses	354	559
Decrease in accounts receivable and accrued income	2,003	2,732
Increase in deferred leasing costs	(1,222)	(1,883)
Decrease in prepaid expenses	1,669	1,474
Increase in other assets	(3,442)	(6,779)
Increase in accounts payable, accrued expenses and other liabilities	1,959	3,101
(Decrease) increase in deferred income	(820)	297

Net cash provided by operating activities	35,156	35,797

Cash flows from investing activities:
Additions to real estate investments	(2,229)	(4,548)
Additions to development and redevelopment activities	(38,361)	(33,359)

Net cash used in investing activities	(40,590)	(37,907)

Cash flows from financing activities:
Proceeds from mortgage notes payable	45,600	86,882
Repayments on mortgage notes payable	(38,049)	(61,620)
Proceeds from revolving credit facility	—	30,000
Repayments on revolving credit facility	—	(15,000)
Proceeds from construction loans payable	22,884	13,499
Additions to deferred debt costs	(274)	(1,183)
Proceeds from the issuance of:
Common stock	7,975	470
Distributions to:
Series A preferred stockholders	(4,000)	(4,000)
Series B preferred stockholders	(3,570)	(3,570)
Common stockholders	(13,011)	(13,937)
Noncontrolling interest	(3,899)	(4,224)

Net cash provided by financing activities	13,656	27,317

Net increase in cash and cash equivalents	8,222	25,207
Cash and cash equivalents, beginning of period	20,607	13,006

Cash and cash equivalents, end of period	$28,829	$38,213

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

As of June 30, 2010, the Company’s properties (the “Current Portfolio Properties”) consisted of 47 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and four (non-operating) land or development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of June 30, 2010, thirty-two of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.4%), a tenant at seven Shopping Centers, Safeway (3.3%), a tenant at eight Shopping Centers and Chevy Chase Bank (2.7%), a tenant at twenty properties, and one office tenant, the United States Government (2.6%), a tenant at six properties, individually accounted for 2.5% or more of the Company’s total revenue for the six months ended June 30, 2010.

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

If there is an event or change in circumstance that indicates an impairment in the value of a real estate investment property, the Company prepares an impairment analysis to determine that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management's projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three or six month periods ended June 30, 2010 and 2009.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

totaled approximately $3,421,000 and $2,869,000, for the six month periods ended June 30, 2010 and 2009, respectively. A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, the Company capitalizes leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations totaled approximately $12,399,000 and $11,767,000, for the six month periods ended June 30, 2010 and 2009, respectively. Repair and maintenance expense, included in property operating expenses, for the six month periods ended June 30, 2010 and 2009, was approximately $7,080,000 and $4,669,000, respectively.

Assets Held for Sale

The Company considers properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable and we expect the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. As of June 30, 2010, no properties were classified as held for sale.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the initial term of the lease or remaining initial term of acquired leases. Collectively, deferred leasing costs totaled $14,840,000 and $15,609,000, net of accumulated amortization of $15,673,000 and $14,889,000, as of June 30, 2010 and December 31, 2009, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $1,991,000 and $2,357,000, for the six months ended June 30, 2010 and 2009, respectively.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2010 and December 31, 2009 are as follows:

Construction in Progress

(Dollars in thousands)	June 30, 2010	December 31, 2009
Clarendon Center	$155,021	$115,810
Northrock	—	11,910
Westview Village	—	18,730
Other	717	1,139

Total	$155,738	$147,589

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $831,000 and $1,265,000, at June 30, 2010 and December 31, 2009, respectively.

In addition to rents due currently, accounts receivable includes approximately $27,424,000 and $27,154,000, at June 30, 2010 and December 31, 2009, respectively, net of allowance for doubtful accounts totaling $12,000 and $15,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at June 30, 2010 are held in non-interest bearing accounts at various banks.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7,025,000 and $7,537,000, net of accumulated amortization of $4,736,000 and $5,161,000, at June 30, 2010 and December 31, 2009, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Stock-based Employee Compensation, Deferred Compensation and Stock Plan for Directors

The Company uses the fair value method to value and account for employee stock options. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock based employee compensation, and the following assumptions: (1) Expected Volatility determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options; (2) Average Expected Term of the options is based on prior exercise history, scheduled vesting and the expiration date; (3) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; and (4) a Risk-free Interest Rate based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation in general and administrative expenses.

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and expires in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of June 30, 2010, 224,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares at the 2010 Annual Meeting of Shareholders. The shares were valued at the closing stock price on the date the shares were awarded and included in general and administrative expenses.

Derivative Financial Instruments

The Company may use derivative instruments to manage its exposure to market risk such as changes in interest rates. The Company does not enter into derivative transactions for trading or speculative purposes. Derivative financial instruments are carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For derivative

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

instruments that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivative instruments that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and recognized in earnings within the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. To the extent that the financial terms of the hedge instrument and the hedged item exactly match, we may employ the so-called “short-cut” method of accounting for the arrangement. In that case, the effectiveness of the hedge is not subsequently evaluated and the impact of the hedge instrument is reported together with the activity of the hedged item in the consolidated statements of operations.

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the derivative instrument. We minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions as determined by management, and therefore, we believe that the likelihood of realizing losses from counterparty non-performance is remote.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 77.1% common interest as of June 30, 2010. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represent earnings allocated to limited partnership interests held by the Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution. As of June 30, 2010, the stock options issued in 2006, 2007 and 2008 are anti-dilutive and are therefore excluded from this measurement.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Basic and Diluted Shares Outstanding

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Weighted average common shares outstanding-Basic	18,203	17,882	18,144	17,876
Effect of dilutive options	109	35	95	32

Weighted average common shares outstanding-Diluted	18,312	17,917	18,239	17,908

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Northrock

In January 2008, the Company purchased for $12.5 million an undeveloped land parcel in Warrenton, Virginia. In 2009, the Company substantially completed construction of a neighborhood shopping center which is anchored by a Harris Teeter supermarket.

4. Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

Certain members of The Saul Organization are limited partners of the Operating Partnership, collectively owning a 22.9% common interest as of June 30, 2010, represented by approximately 5,416,000 convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2010, 4,504,000 units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 22.9% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended June 30, 2010 and 2009, were approximately 23,728,000 and 23,333,000, respectively and for the six months ended June 30, 2010 and 2009, were approximately 23,655,000 and 23,324,000, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $667,241,000 at June 30, 2010, of which approximately $583,620,000 was fixed-rate debt and approximately $83,621,000 was variable rate debt.

In addition to the outstanding indebtedness at June 30, 2010, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects, with no outstanding borrowings. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On June 30, 2010, of the $150,000,000 available for borrowing, approximately $177,000 was committed for letters of credit and approximately $149,823,000 was available under the line. Interest rate pricing under the facility is primarily determined based on the level of operating income generated by the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of June 30, 2010, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest expense to be calculated based

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $45,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,705,000 of the $19,409,000 outstanding at June 30, 2010) and the Clarendon Center construction loan (approximately $64,212,000 outstanding at June 30, 2010). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage, which is guaranteed by Saul Centers.

On June 29, 2010, the Company closed on a new 10-year mortgage loan in the amount of $45,600,000, secured by Thruway. The loan matures July 1, 2020, bears interest at a variable rate equal to the sum of one-month LIBOR and 260 basis points, requires equal monthly principal and interest payments of $289,081, based upon an assumed interest rate of 5.83% and a 25-year principal amortization, and requires a final principal payment of approximately $34,753,000 at maturity. In conjunction with the financing, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with the above $45,600,000 of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. Because the interest-rate swap effectively fixes the interest cost of the mortgage loan, unless otherwise indicated, the loan will be treated as fixed-rate debt for disclosure purposes. The fair value of the swap agreement was not material as of June 30, 2010. The Company has designated this agreement as a cash flow hedge for accounting purposes. The critical terms of the interest rate swap match the terms of the variable-rate mortgage debt and, as a result, the hedge has been deemed to be perfectly effective and the arrangement satisfies the criteria for the so-called “short-cut” method of accounting. The Company, therefore, will recognize interest expense on the variable-rate debt at the effective fixed rate of 5.83% and will not test the hedge for effectiveness in future periods.

Prior to the refinancing, Thruway was one of nine properties securing a collateralized mortgage-backed security (CMBS) with an outstanding balance of $108,324,000, an interest rate of 7.67% and due to mature October 2012. In order to release Thruway, the Company entered into a transaction to defease $30,179,000 of the outstanding balance at a cost of approximately $4,425,000, using proceeds from the new mortgage financing.

In May 2010, the Company committed to borrow $17,000,000 under a mortgage loan to refinance existing debt due to mature October 2012 and secured by Ravenwood. Subject to standard closing requirements, the loan is expected to close by December 15, 2010, will have a term of 15 years and have monthly interest and principal payments of $111,409 based upon a fixed interest rate of 6.18% and a 25-year amortization schedule.

At December 31, 2009, the Company’s outstanding debt totaled approximately $636,806,000, of which $576,069,000 was fixed rate and $60,737,000 was variable rate debt. No balances were outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

At June 30, 2010, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2010	$—		$6,645	$6,645
2011	83,621	(a)	17,676	101,297
2012	69,014		16,542	85,556
2013	39,629		12,174	51,803
2014	13,218		12,327	25,545
2015	15,074		12,473	27,547
Thereafter	288,587		80,261	368,848

	$509,143		$158,098	$667,241

(a)	Represents the Clarendon Center and Northrock construction loan balances as of June 30, 2010, both of which may be extended upon achievement of certain construction and/or leasing requirements.

Interest expense and amortization of deferred debt costs for the three and six month periods ended June 30, 2010 and 2009, were as follows:

Interest Expense and Amortization of Deferred Debt Costs

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest incurred	$10,115	$9,720	$20,167	$18,976
Amortization of deferred debt costs	365	292	732	591
Costs related to the modification of revolving credit facility	—	280	—	280
Capitalized interest	(1,593)	(1,510)	(3,421)	(2,869)

	$8,887	$8,782	$17,478	$16,978

6. Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations for the six months ended June 30, 2010 and 2009 reflect noncontrolling interest of $2,586,000 and $3,004,000, respectively, representing The Saul Organization’s share of net income for each period.

In November 2003, the Company sold 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The depositary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

In March 2008, the Company sold 3,173,115 depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed at the Company’s option, on or after March 15, 2013, in whole or in part, at $25.00 per share. The depositary shares pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 per share liquidation preference. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $207,000 and $223,000, for the six months ended June 30, 2010 and 2009, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2010 and 2009, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $89,000 and $119,000, for the six months ended June 30, 2010 and 2009, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1,467,000 and $1,371,000, at June 30, 2010 and December 31, 2009, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2010 and 2009, which included rental expense for the Company’s headquarters lease, totaled approximately $2,999,000 and $2,816,000, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in these consolidated financial statements. As of June 30, 2010 and December 31, 2009, accounts payable, accrued expenses and other liabilities included approximately $376,000 and $525,000, respectively, representing amounts due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The 10-year lease, which commenced in March 2002, provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the six months ended June 30, 2010 and 2009 was approximately $435,000 and $420,000, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $97,000 and $104,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2010:

Stock options issued

	Officers					Directors
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010	Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	32,500	32,500	215,000	825,000
Vested	212,500	115,000	118,750	91,875	538,125	30,000	30,000	30,000	30,000	30,000	32,500	32,500	215,000	753,125
Exercised	107,019	35,625	8,125	—	150,769	6,200	2,500	—	—	—	—	—	8,700	159,469
Forfeited	7,500	7,500	13,750	12,500	41,250	—	—	—	—	—	—	—	—	41,250
Exercisable at June 30, 2010	105,481	79,375	110,625	91,875	387,356	23,800	27,500	30,000	30,000	30,000	32,500	32,500	206,300	593,656
Remaining unexercised	105,481	79,375	110,625	122,500	417,981	23,800	27,500	30,000	30,000	30,000	32,500	32,500	206,300	624,281

Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237	0.344	0.369
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0	6.0	5.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$1,332,000	$3,629,223
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	—	—	64,350
Expensed in previous years	320,875	274,850	378,300	839,245	1,813,270	66,600	71,100	143,400	285,300	254,700	222,950	—	1,044,050	2,857,320
Expensed in 2010	—	—	—	157,356	157,356	—	—	—	—	—	—	287,950	287,950	445,306
Future expense	$—	$—	$—	$262,247	$262,247	$—	$—	$—	$—	$—	$—	$—	$—	262,247
Remaining term of future expense		0.8 years

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The table below summarizes the option activity for the six months ended June 30, 2010:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	609,253	$36.72
Granted	32,500	38.76
Exercised	(17,472)	26.05	$236,000
Expired/Forfeited	—	—

Outstanding June 30	624,281	37.12	4,541,000

Exercisable at June 30	593,656	36.24	4,541,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At June 30, 2010, the closing share price of $40.63 was lower than the exercise price of options granted in 2007 and 2008 and, therefore, those options had no intrinsic value as of June 30, 2010. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.5 and 5.4 years, respectively.

9. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, the aggregate fair value of the notes payable with fixed-rate payment terms, assuming long-term interest rates of approximately 6.0% and 7.3%, would be approximately $600,094,000 and $553,257,000, respectively, compared to the carrying value of $583,620,000 and $576,069,000, at June 30, 2010 and December 31, 2009, respectively.

The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. As of June 30, 2010, the fair value of the interest-rate swap was not material

10. Commitments and Contingencies

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
			(1)

Quarter ended June 30, 2010
Real estate rental operations:
Revenue	$30,195	$9,926	$—	$40,121
Expenses	(6,603)	(2,908)	—	(9,511)

Income from real estate	23,592	7,018	—	30,610
Interest expense and amortization of deferred debt costs	—	—	(8,887)	(8,887)
General and administrative	—	—	(3,689)	(3,689)

Subtotal	23,592	7,018	(12,576)	18,034
Depreciation and amortization of deferred leasing costs	(5,197)	(2,120)	—	(7,317)
Loss on early extinguishment of debt	—	—	(4,479)	(4,479)

Net income	$18,395	$4,898	$(17,055)	$6,238

Capital investment	$965	$391	$20,504	$21,860

Total assets	$663,100	$112,820	$186,170	$962,090

Quarter ended June 30, 2009
Real estate rental operations:
Revenue	$29,697	$9,716	$3	$39,416
Expenses	(6,948)	(2,749)	—	(9,697)

Income from real estate	22,749	6,967	3	29,719
Interest expense and amortization of deferred debt costs	—	—	(8,782)	(8,782)
General and administrative	—	—	(3,280)	(3,280)

Subtotal	22,749	6,967	(12,059)	17,657
Depreciation and amortization of deferred leasing costs	(5,116)	(1,967)	—	(7,083)
Loss on early extinguishment of debt	—	—	(1,660)	(1,660)

Net income	$17,633	$5,000	$(13,719)	$8,914

Capital investment	$8,017	$420	$12,013	$20,450

Total assets	$672,816	$109,454	$123,181	$905,451

(1)	Includes Clarendon Center development activity.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
			(1)

Six months ended June 30, 2010
Real estate rental operations:
Revenue	$64,244	$19,525	$—	$83,769
Expenses	(16,300)	(5,772)	—	(22,072)

Income from real estate	47,944	13,753	—	61,697
Interest expense and amortization of deferred debt costs	—	—	(17,478)	(17,478)
General and administrative	—	—	(6,538)	(6,538)

Subtotal	47,944	13,753	(24,016)	37,681
Depreciation and amortization of deferred leasing costs	(10,311)	(4,079)	—	(14,390)
Loss on early extinguishment of debt	—	—	(4,479)	(4,479)

Net income	$37,633	$9,674	$(28,495)	$18,812

Capital investment	$2,606	$944	$37,040	$40,590

Total assets	$663,100	$112,820	$186,170	$962,090

Six months ended June 30, 2009
Real estate rental operations:
Revenue	$59,424	$19,675	$6	$79,105
Expenses	(14,242)	(5,568)	—	(19,810)

Income from real estate	45,182	14,107	6	59,295
Interest expense and amortization of deferred debt costs	—	—	(16,978)	(16,978)
General and administrative	—	—	(6,069)	(6,069)

Subtotal	45,182	14,107	(23,041)	36,248
Depreciation and amortization of deferred leasing costs	(10,131)	(3,993)	—	(14,124)
Loss on early extinguishment of debt		—	(1,660)	(1,660)

Net income	$35,051	$10,114	$(24,701)	$20,464

Capital investment	$17,240	$676	$19,991	$37,907

Total assets	$672,816	$109,454	$123,181	$905,451

(1)	Includes Clarendon Center development activity.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

12. Subsequent Events

The Company has reviewed operating activities for the period subsequent to June 30, 2010 and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

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

Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those given in the forward-looking statements as a result of changes in factors which include, among others, the following:

•	continuing risks related to the challenging domestic and global credit markets and their effect on discretionary spending;

•	risks that the Company’s tenants will not pay rent;

•	risks related to the Company’s reliance on shopping center “anchor” tenants and other significant tenants;

•	risks related to the Company’s substantial relationships with members of The Saul Organization;

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

General

The following discussion is based primarily on the consolidated financial statements of the Company as of June 30, 2010 and for the three month period ended June 30, 2010.

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

In light of the limited amount of quality properties for sale that the Company has been presented with or inquired about over the past year, management believes acquisition and development opportunities for investment in existing and new shopping center and office properties in the near future is uncertain. However, because of its conservative capital structure, including its undrawn credit line and cash balances, management believes that the Company is positioned to take advantage of investment opportunities when available. It is management’s view that several of the sub-markets in which the Company operates have attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

Although there has been a downturn in the national real estate market, to date, the effects on the office and retail markets in the metropolitan Washington, D.C. area, where the majority of the Company’s properties are located, have been less severe. However, continued stagnation in the local economies where the Company’s properties are located may lead to increased tenant bankruptcies, increased vacancies and decreased rental rates.

With a severe decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Vacancies remain high compared to years prior to the recent economic downturn. Our overall portfolio leasing percentage at June 30, 2010, on a comparative same center basis (excluding recently developed properties which have not yet stabilized; Northrock and Westview), was 92.9%, compared to 93.1% at June 30, 2009 and an average of 95.7% for the three years prior to 2009.

The Company’s tenants were further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the retail holiday season in late December 2009 hindered the ability of customers to shop. Additionally, the costs of removing the snow from the shopping centers and office buildings approached $1,000,000. Compounding the costs of the December storm were two major storms impacting the Mid-Atlantic region during February 2010. Including these storms, the costs of removing snow from the Company’s properties during the quarter ended March 31, 2010 approached $3,100,000. Approximately 60% of these costs were billed to tenants.

During the second quarter, the Company’s French Market property suffered significant roof damage during a violent hail storm. The Company is in the process of obtaining bids to repair the damage and estimates that the cost will exceed $2,300,000, which is fully covered by insurance subject to a $10,000 deductible. Final determination of the extent of the damage and the identification of assets that will be replaced is expected to occur in the third quarter, at which time the Company plans to recognize a gain equal to the excess of the amount of insurance proceeds over the carrying value of the replaced assets. All tenants remained open for business throughout the aftermath of the hail storm.

In June 2010, the Company received and accepted an unsolicited offer to purchase the Lexington Center land parcel and Lexington pads. The purchaser is currently conducting its due diligence and the offer is subject to cancellation based on that due diligence. Accordingly, the properties have not been classified as held for sale. If the transaction goes forward, the properties are expected to be sold for approximately $8,000,000, which is in excess of their $4,500,000 million carrying value, with closing expected to occur no later than the 1st quarter of 2011. There is no debt associated with the properties as of June 30, 2010.

In addition, because of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets. First, the Company maintains a ratio of total debt to total assets value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of June 30, 2010, amortizing fixed-rate mortgage debt represented approximately 87% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s earliest fixed-rate debt maturity is not until October 2012 and the Company’s two construction loans for Northrock and Clarendon Center may be extended, under certain conditions, until May 2013. Finally, as of June 30, 2010, the Company has loan availability of more than $149,000,000 under its $150,000,000 unsecured revolving line of credit.

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

Real Estate Investments

Real estate investment properties are stated at historical cost less depreciation. The Company intends to own its real estate investment properties over a long term. No real estate investment properties have been sold since the Company’s formation in 1993. Management believes that these assets have generally appreciated in value since their acquisition or development and, accordingly, management believes the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with U.S. GAAP, they do not report the current value of the Company’s real estate investment properties.

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

Results of Operations

Quarter ended June 30, 2010 compared to quarter ended June 30, 2009

Revenue

(Dollars in thousands)	Quarters ended June 30,		2010 to 2009 Change
	2010	2009	$	%
Base rent	$31,834	$31,131	$703	2.3%
Expense recoveries	6,928	7,048	(120)	-1.7%
Percentage rent	331	328	3	0.9%
Other	1,028	909	119	13.1%

Total revenue	$40,121	$39,416	$705	1.8%

Note: (Dollars in thousands)

Base rent includes $156 and $282 for the quarters ended June 30, 2010 and 2009, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $267 and $308, for the quarters ended June 30, 2010 and 2009, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 1.8% in the quarter ended June 30, 2010 (“2010 Quarter”) compared to the corresponding prior year’s quarter (“2009 Quarter”). The revenue increase for the 2010 Quarter resulted from increased base rental income primarily at Seven Corners and White Oak due primarily to the commencement of rent in the third quarter of 2009 from new anchor tenant leases (approximately $346,000) and from two recently developed properties that were not fully operational during the 2009 Quarter (approximately $326,000). These two properties (Northrock and Westview Village) are defined as the “Development Properties”. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2010 Quarter versus the 2009 Quarter resulted primarily from Seven Corners and White Oak, where rental income commenced at each property from a new anchor tenant during the third quarter of 2009 (approximately $346,000) and new leases in effect at the Development Properties (approximately $326,000). To a lesser extent, base rent increased at the remainder of the portfolio properties (approximately $31,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The primary cause for the decrease in expense recovery income in the 2010 Quarter was a $305,000 decrease in real estate tax recovery income at four Northern Virginia shopping centers and 601 Pennsylvania Avenue, substantially as a result of declines in real estate tax expense.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2010 Quarter resulted primarily from increased parking income in the office properties (approximately $58,000).

Operating Expenses

(Dollars in thousands)	Quarters ended June 30,		2010 to 2009 Change
	2010	2009	$	%
Property operating expenses	$4,902	$4,845	$57	1.2%
Provision for credit losses	157	232	(75)	-32.3%
Real estate taxes	4,452	4,620	(168)	-3.6%
Interest expense and amortization of deferred debt costs	8,887	8,782	105	1.2%
Depreciation and amortization of leasing costs	7,317	7,083	234	3.3%
General and administrative	3,689	3,280	409	12.5%

Total operating expenses	$29,404	$28,842	$562	1.9%

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses.

Provision for credit losses. The provision for credit losses represents the Company’s estimation of amounts previously included in income and owed by tenants that may not be collectible. The quarterly provisions for credit losses represent approximately four tenths and six tenths of one percent (0.4% and 0.6%) of total revenue for 2010 Quarter and 2009 Quarter, respectively.

Real estate taxes. The decrease in real estate taxes for the 2010 Quarter was primarily due to a $246,000 decrease in core property real estate tax expense compared to the 2009 Quarter’s amount, impacted largely by decreased taxes at several of the Company’s Northern Virginia shopping centers and 601 Pennsylvania Avenue, offset in part by real estate tax expense at the Development Properties (approximately $78,000).

Interest expense and amortization of deferred debt. Interest expense increased in the 2010 Quarter versus the 2009 Quarter primarily due to approximately $45,000,000 of increased debt balances outstanding, resulting from the refinancing of five mortgage loans during 2009 and construction loan draws, less scheduled monthly principal payments. The majority of the interest incurred on the construction loans was capitalized as project costs and had little impact on interest expense for the 2010 Quarter. The additional amounts borrowed increased interest expense in the 2010 Quarter compared to the 2009 Quarter by approximately $725,000, which was partially offset approximately $285,000 by lower interest rates and a $280,000 revolving credit facility modification fee incurred during the 2009 Quarter.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense increase during the 2010 Quarter resulted from increased payroll related expenses, professional fees and directors’ option expense.

Six Months ended June 30, 2010 compared to Six Months ended June 30, 2009

Revenue

	Six Months ended June 30,		2010 to 2009 Change
(Dollars in thousands)	2010	2009	$	%
Base rent	$63,529	$61,796	$1,733	2.8%
Expense recoveries	15,655	14,628	1,027	7.0%
Percentage rent	689	561	128	22.8%
Other	3,896	2,120	1,776	83.8%

Total revenue	$83,769	$79,105	$4,664	5.9%

Note: (Dollars in thousands)

Base rent includes $270 and $240 for the six month periods ended June 30, 2010 and 2009, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $545 and $655, for the six month periods ended June 30, 2010 and 2009, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 5.9% in the six month period ended June 30, 2010 (“2010 Period”) compared to the corresponding prior year’s period (“2009 Period”). The revenue increase for the 2010 Period resulted from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1,939,000), expense recovery income resulting from substantial snow removal expenses incurred during the 2010 Period (approximately $1,200,000), increased base rent from core properties (approximately $973,000) and rental income from the Development Properties (approximately $965,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2010 Period versus the 2009 Period resulted primarily from new leases in effect at the Development Properties (approximately $760,000), Seven Corners and White Oak where rental income commenced from a new anchor tenant at each property during the third quarter of 2009 (approximately $723,000) and 601 Pennsylvania Avenue where space rolled-over at a higher rental rates (approximately $476,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The primary cause for the increase in expense recovery income in the 2010 Period was approximately $1,200,000 recovery of snow removal expenses incurred as a result of severe winter weather impacting the Mid-Atlantic states during February 2010.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. The primary reason for the 2010 Period increase was timing differences in the receipt of sales reports used to calculate percentage rent from two retail tenants.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2010 Period resulted primarily from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1,939,000) offset in part by decreased lease termination fees resulting from $321,000 received from a former tenant at Avenel Business Park in the 2009 Period.

Operating Expenses

	Six months ended June 30,		2010 to 2009 Change
(Dollars in thousands)	2010	2009	$	%
Property operating expenses	$12,581	$10,215	$2,366	23.2%
Provision for credit losses	354	559	(205)	-36.7%
Real estate taxes	9,137	9,036	101	1.1%
Interest expense and amortization of deferred debt costs	17,478	16,978	500	2.9%
Depreciation and amortization of leasing costs	14,390	14,124	266	1.9%
General and administrative	6,538	6,069	469	7.7%

Total operating expenses	$60,478	$56,981	$3,497	6.1%

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Property operating expenses for the 2010 Period increased primarily from a $2,406,000 increase in snow removal expense arising primarily from the February 2010 snow storms impacting the Mid-Atlantic states.

Provision for credit losses. The provision for credit losses represents the Company’s estimation of amounts previously included in income and owed by tenants that may not be collectible. The provisions for credit losses represent approximately four tenths and seven tenths of one percent (0.4% and 0.7%) of total revenue for the 2010 Period and 2009 Period, respectively.

Real estate taxes. The increase in real estate taxes for the 2010 Period is due to the Development Properties.

Interest expense and amortization of deferred debt. Interest expense increased in the 2010 Period versus the 2009 Period primarily due to approximately $52,000,000 of increased debt balances outstanding, resulting from the refinancing of five mortgage loans during 2009 and construction loan draws, less scheduled monthly principal payments. The majority of the interest incurred on the construction loans was capitalized as project costs and had little impact on interest expense for the 2010 Period. The additional amounts borrowed increased interest expense in the 2010 Period compared to the 2009 Period by approximately $1,680,000, which was partially offset approximately $435,000 by lower interest rates, increased capitalized interest of approximately $550,000 and a $280,000 revolving credit facility modification fee incurred during the 2010 Period.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense increase during the 2010 Period resulted from increased payroll related expenses and professional expenses.

Loss on Early Extinguishment of Debt. In June 2010, the Company refinanced its Thruway shopping center, located in Winston-Salem, North Carolina. The new $45,600,000 loan requires principal and interest payments calculated using a 5.83% interest rate and a 25-year amortization schedule, and matures in ten years. This loan refinanced a portion of a 7.67%, multi-property loan scheduled to mature in October 2012. In conjunction with the refinancing, the Company incurred early extinguishment of debt costs totaling $4,479,000 (approximately $4,425,000 to defease the original loan and write-offs of unamortized deferred debt costs of approximately $54,000). The transaction substantially reduced the Company’s refinancing risk by decreasing the amount of debt maturing in 2012 from $98,300,000 to $69,000,000, and provided net cash proceeds of approximately $10,500,000.

During the 2009 Period, the Company refinanced debt with outstanding balances totaling $48,059,000, prior to its December 2011 maturity, in order to obtain new mortgage debt totaling $85,000,000. In conjunction with the refinancings, the Company incurred prepayment penalties (approximately $1,442,000) and wrote-off of unamortized deferred debt costs related to the repaid mortgages (approximately $218,000).

Liquidity and Capital Resources

Cash and cash equivalents were $28,829,000 and $38,213,000 at June 30, 2010 and 2009, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Net cash provided by operating activities	$35,157	$35,797
Net cash used in investing activities	(40,590)	(37,907)
Net cash provided by financing activities	13,655	27,317

Increase in cash and cash equivalents	$8,222	$25,207

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2010 Period primarily reflect the development and construction costs of Clarendon Center. Investing activities for the 2009 Period primarily reflect the development and construction costs of Clarendon Center, Northrock and Westview Village. Tenant improvement and property capital expenditures totaled $2,229,000 and $4,548,000, for the 2010 and 2009 six-month periods, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 primarily reflects:

•	proceeds of $45,600,000 received from mortgage notes payable;

•	proceeds of $22,884,000 received from construction loan draws; and

•	proceeds of $7,975,000 from the issuance of common stock under the dividend reinvestment program and the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $38,049,000;

•	distributions to common stockholders totaling $13,012,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $3,899,000;

•	distributions made to preferred stockholders totaling $7,570,000; and

•	payments of $274,000 for financing costs of mortgage notes payable.

Net cash provided by financing activities for the six months ended June 30, 2009 primarily reflects:

•	proceeds of $86,882,000 received from mortgage notes payable;

•	proceeds of $30,000,000 received from advances under the revolving credit facility;

•	proceeds of $13,499,000 received from construction loan draws; and

•	proceeds of $470,000 received from the issuance of common stock under the dividend reinvestment program;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $61,620,000;

•	repayments of amounts borrowed on the revolving credit facility totaling $15,000,000;

•	distributions to common stockholders totaling $13,937,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $4,224,000;

•	distributions made to preferred stockholders totaling $7,570,000; and

•	payments of $1,183,000 for financing costs of mortgage notes payable.

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

As of June 30, 2010, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2010	$—		$6,645	$6,645
2011	83,621	(a)	17,676	101,297
2012	69,014		16,542	85,556
2013	39,629		12,174	51,803
2014	13,218		12,327	25,545
2015	15,074		12,473	27,547
Thereafter	288,587		80,261	368,848

	$509,143		$158,098	$667,241

(a)	Represents the Clarendon Center and Northrock construction loan balances as of June 30, 2010, both of which may be extended upon achievement of certain construction and/or leasing requirements.

Management believes that the Company’s capital resources, which at June 30, 2010 included cash balances of approximately $28,829,000 and borrowing availability of approximately $149,823,000 on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 199,695 and 9,416 shares under the DRIP at a weighted average discounted price of $36.86 and $31.86 per share, during the six month periods ended June 30, 2010 and 2009, respectively. The Company also credited 4,366 and 5,396 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $36.70 and $31.88 per share, during the six month periods ended June 30, 2010 and 2009, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2010.

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

The Company maintains an unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments and redevelopments, expires on June 30, 2012, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Letters of credit may be issued under the revolving credit facility. As of June 30, 2010, of the $150,000,000 available for borrowing, there were no outstanding borrowings, approximately $177,000 was committed for letters of credit and approximately $149,823,000 was available to borrow for working capital, operating property acquisitions or development projects. The interest rate under the facility is determined primarily based on the level of operating income generated by the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of June 30, 2010, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest expense to be calculated based upon LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $45,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of June 30, 2010, the material covenants required the Company, on a consolidated basis, to:

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

As of June 30, 2010, the Company was in compliance with all such covenants.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,705,000 of the $19,409,000 outstanding at June 30, 2010) and the Clarendon Center construction loan (approximately $64,212,000 outstanding at June 30, 2010). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage, which is guaranteed by Saul Centers.

On June 29, 2010, the Company closed on a new 10-year mortgage loan in the amount of $45,600,000, secured by Thruway. The loan matures July 1, 2020, bears interest at a variable rate equal to the sum of one-month LIBOR and 260 basis points, requires equal monthly principal and interest payments of $289,081, based upon an assumed interest rate of 5.83% and a 25-year principal amortization, and requires a final principal payment of approximately $34,753,000 at maturity. In conjunction with the financing, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with the above $45,600,000 of variable-rate mortgage debt. The swap agreement was effective June 29, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. We have designated this agreement as a cash flow hedge for accounting purposes. The critical terms of the interest rate swap match the terms of the variable-rate mortgage debt and, as a result, the hedge has been deemed to be perfectly effective and the arrangement satisfies the criteria for the so-called “short-cut” method of accounting. The Company, therefore, will recognize interest expense on the variable-rate debt at the effective fixed rate of 5.83% and will not test the hedge for effectiveness in future periods.

Prior to the refinancing, Thruway was one of nine properties securing a collateralized mortgage-backed security (CMBS) with an outstanding balance of $108,324,000, an interest rate of 7.67% and due to mature October 2012. In order to release Thruway, the Company entered into a transaction to defease $30,179,000 of the outstanding balance at a cost of approximately $4,425,000, using proceeds from the new mortgage financing.

In May 2010, the Company committed to borrow $17,000,000 under a mortgage loan to refinance existing debt due to mature October 2012 and secured by Ravenwood. Subject to standard closing requirements, the loan is expected to close by December 15, 2010, will have a term of 15 years and have monthly interest and principal payments of $111,409 based upon a fixed interest rate of 6.18% and a 25-year amortization schedule.

Preferred Stock

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

Funds From Operations

For the quarter ended June 30, 2010, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $9,770,000, representing a 20.0% decrease over the comparative 2009 quarter’s FFO available to common shareholders. For the six months ended June 30, 2010, the Company reported FFO available to common shareholders of $25,632,000, representing a 5.1% decrease over the comparative 2009 period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Net income	$6,238	$8,914	$18,812	$20,464
Add:
Real estate depreciation & amortization	7,317	7,083	14,390	14,124

FFO	13,555	15,997	33,202	34,588
Subtract:
Preferred stock dividends	(3,785)	(3,785)	(7,570)	(7,570)

FFO available to common shareholders	$9,770	$12,212	$25,632	$27,018

Average shares & units used to compute FFO per share	23,728	23,333	23,655	23,324

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2009 and the six months ended June 30, 2010.

As of June 30, 2010, the 26.0 acre Lexington Center land parcel and the 13,646 square feet of Lexington pads were under contract to be sold, subject to customary due diligence, for approximately $8 million, which is in excess of their $4.5 million carrying value. The sale is expected to close no later than the 1 st quarter of 2011. There is no debt associated with the properties as of June 30, 2010.

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

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center totals approximately 173,000 square feet. Substantial completion of construction was achieved during the second quarter of 2009 and the center was 78% leased at June 30, 2010. Project costs totaled approximately $6.9 million.

Clarendon Center

The Company is constructing a mixed-use development project to include approximately 42,000 square feet of retail space, 170,000 square feet of office space and 244 residential units adjacent to the Clarendon Metro Station in Arlington, Virginia. The total development costs are expected to be approximately $195.0 million, a portion of which will be funded with the $157.5 million construction loan that the Company closed in May 2008. Construction of south block’s exterior surfaces is nearly complete. Interior finish work and installation of appliances is continuing. Exterior wall brick laying and window installation in the north block’s six-story office building is nearly completed. The Company estimates construction on both blocks will be substantially complete in late 2010, at which time the residential component is expected to be operational and ready for occupancy. The retail and office spaces will be operational as tenant improvements are built-out. The Company has executed seven leases for retail space totaling 18,760 square feet and three office leases totaling 83,716 square feet (of which approximately 10,000 square feet will be leased to an adjacent property owner for a rent equal to only the tenant’s prorated share of expenses in exchange for that property owner’s prior conveyance of development rights which increased the project’s size).

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space and is expected to cost approximately $26.5 million. The Company is currently marketing the space and as of June 30, 2010, has executed leases for 29,850 square feet of retail and 1,200 square feet of office space, or approximately 30.7% of the total space.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 72.3% of the project is leased at June 30, 2010, including a 52,700 square foot Harris Teeter supermarket store, 13,192 square feet of small shop space, and pad leases with Chevy Chase Bank and Longhorn Steakhouse. The Chevy Chase Bank opened February 2009. The Longhorn Steakhouse restaurant opened for business in July 2010. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million, the majority of which were funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished, the center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Chevy Chase Bank pad building was constructed and commenced operations. As of June 30, 2010, all six shop spaces and the bank pad were leased, totaling 11,610 square feet. Substantial completion of construction was achieved during the first quarter of 2009, and total construction and development costs were approximately $2.8 million.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended June 30, 2010 and 2009, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of June 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2010	47	5	7,218,000	1,206,000	92.2%	89.9%
2009	47	5	7,199,000	1,206,000	91.9%	91.2%

On a same property basis, 92.9% of the portfolio was leased, compared to the prior year level of 93.1%. The 2010 leasing percentages decreased due to a net decrease of approximately 17,000 square feet of leased space.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company’s results of operations. The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with $45,600,000 of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The fair value of the swap agreement was not material as of June 30, 2010.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2010, the Company had variable-rate indebtedness totaling $83,621,000. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2010 had been one percent higher, our annual interest incurred relating to these debt instruments would have increased by $836,210, based on those balances. As of June 30, 2010, the Company had fixed-rate indebtedness totaling $583,620,000 with a weighted average interest rate of 6.54%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2010 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $31,909,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2009 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2010 dividend distribution acquired 85,759 shares of common stock at a price of $33.08 per share. In addition, B. F. Saul Real Estate Investment Trust, an entity affiliated with B. Francis Saul II, acquired the following shares in open market purchases:

Period	Total Shares Purchased	Average Price Paid Per Share
April 1-9, 2010	24,772	$41.71
May 6-28, 2010	264,900	38.54
June 1-30, 2010	457,859	40.54

Total	747,531	$39.87

None of such shares were acquired pursuant to a publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restate Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

	(d)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, as amended, dated March 26, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 27, 2008, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Deposit Agreement, dated March 27, 2008, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4.1 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(c)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited

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

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(n) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference. Modification to Revolving Credit Agreement, dated April 30, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Second Modification to Revolving Credit Agreement, dated July 9, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Third Modification to Revolving Credit Agreement, dated July 28, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference.

	(k)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

	(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(o)	Construction Loan Agreement, dated as of May 14, 2008, by and among Saul Holdings Limited Partnership, U.S. Bank National Association, as agent, and the lenders party to or who become party to such agreement, as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated May 20, 2008, is hereby incorporated by reference.

	(p)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated October 3, 2008, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: August 4, 2010	/S/ B. FRANCIS SAUL III
B. Francis Saul III, President

Date: August 4, 2010	/S/ SCOTT V. SCHNEIDER
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: August 4, 2010	/S/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President, Chief Accounting Officer
(principal accounting officer)