Form 10-Q
period 2010-09-30
SAUL CENTERS INC
filed 2010-11-05
CIK 907254

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2010

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

Number of shares of common stock, par value $0.01 per share outstanding as of November 4, 2010: 18,477,000.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
(Dollars in thousands, except per share amounts)	(Unaudited)
Assets
Real estate investments
Land	$230,080	$223,193
Buildings and equipment	761,805	740,442
Construction in progress	170,049	147,589

	1,161,934	1,111,224
Accumulated depreciation	(290,831)	(276,310)

	871,103	834,914
Cash and cash equivalents	12,735	20,607
Accounts receivable and accrued income, net	37,572	37,503
Deferred leasing costs, net	14,672	15,609
Prepaid expenses, net	4,854	3,096
Deferred debt costs, net	6,767	7,537
Other assets	22,761	6,308

Total assets	$970,464	$925,574

Liabilities
Mortgage notes payable	$579,757	$576,069
Construction loans payable	88,281	60,737
Dividends and distributions payable	12,343	12,220
Accounts payable, accrued expenses and other liabilities	30,221	23,395
Deferred income	26,267	27,090

Total liabilities	736,869	699,511

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 18,355,412 and 18,012,416 shares issued and outstanding, respectively	184	180
Additional paid-in capital	182,756	169,363
Accumulated deficit	(126,166)	(124,167)
Accumulated other comprehensive loss	(2,525)	—

Total Saul Centers, Inc. stockholders’ equity	233,577	224,704

Noncontrolling interest	18	1,359

Total stockholders’ equity	233,595	226,063

Total liabilities and stockholders’ equity	$970,464	$925,574

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Revenue
Base rent	$31,243	$31,746	$94,713	$93,483
Expense recoveries	6,938	7,141	22,583	21,758
Percentage rent	238	214	927	775
Other	1,132	1,134	5,028	3,254

Total revenue	39,551	40,235	123,251	119,270

Operating expenses
Property operating expenses	5,199	4,890	17,706	15,055
Provision for credit losses	345	189	699	748
Real estate taxes	4,367	4,528	13,498	13,558
Interest expense and amortization of deferred debt costs	8,781	8,942	26,259	25,920
Depreciation and amortization of deferred leasing costs	7,031	7,083	21,365	21,122
General and administrative	3,417	3,259	9,955	9,328

Total operating expenses	29,140	28,891	89,482	85,731

Operating income	10,411	11,344	33,769	33,539
Loss on early extinguishment of debt	0	0	(4,479)	(1,660)
Gain on casualty settlement	1,700	0	1,700	0
Acquisition related costs	(170)	0	(170)	0

Income from continuing operations	11,941	11,344	30,820	31,879

Discontinued Operations:
(Loss) income from operations of property sold	(29)	5	(96)	(66)
Gain on sale of property	3,591	0	3,591	0

Income (loss) from discontinued operations	3,562	5	3,495	(66)

Net Income	15,503	11,349	34,315	31,813

Noncontrolling interest
Income attributable to noncontrolling interests	(2,672)	(1,742)	(5,258)	(4,746)

Net income attributable to Saul Centers, Inc.	12,831	9,607	29,057	27,067
Preferred dividends	(3,785)	(3,785)	(11,355)	(11,355)

Net income available to common stockholders	$9,046	$5,822	$17,702	$15,712

Per share net income available to common stockholders
Basic:
Continuing Operations	$0.30	$0.33	$0.78	$0.88
Discontinued operations, including gain on sale of real estate	0.19	0.00	0.19	0.00

	$0.49	$0.33	$0.97	$0.88

Diluted:
Continuing Operations	$0.30	$0.32	$0.78	$0.88
Discontinued operations, including gain on sale of real estate	0.19	0.00	0.19	0.00

	$0.49	$0.32	$0.97	$0.88

Dividends declared per common share outstanding	$0.36	$0.36	$1.08	$1.14

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Net income	$15,503	$11,349	$34,315	$31,813

Other comprehensive income (loss)
Unrealized loss on cash flow hedge	(3,275)	0	(3,275)	0

Comprehensive income	12,228	11,349	31,040	31,813

Comprehensive income attributable to noncontrolling interests	(1,922)	(1,742)	(4,508)	(4,746)

Comprehensive income attributable to Saul Centers, Inc.	10,306	9,607	26,532	27,067

Preferred dividends	(3,785)	(3,785)	(11,355)	(11,355)

Comprehensive income available to common stockholders	$6,521	$5,822	$15,177	$15,712

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2009	$179,328	$180	$169,363	$(124,167)	$—	$224,704	$1,359	$226,063
Issuance of 112,736 shares of common stock:
100,565 shares pursuant to dividend reinvestment plan	—	1	3,476	—	—	3,477	—	3,477
12,171 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	400	—	—	400	—	400
Net income	—	—	—	10,553	—	10,553	2,021	12,574
Distributions payable preferred stock:						—
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,526)	—	(6,526)	(1,949)	(8,475)

Balance, March 31, 2010	179,328	181	173,239	(123,925)	—	228,823	1,431	230,254
Issuance of 114,686 shares of common stock:
103,496 shares pursuant to dividend reinvestment plan	—	1	4,042	—	—	4,043	—	4,043
11,190 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	722	—	—	722	—	722
Net income	—	—	—	5,673	—	5,673	565	6,238
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,567)	—	(6,567)	(1,950)	(8,517)

Balance, June 30, 2010	179,328	182	178,003	(128,604)	—	228,909	46	228,955
Issuance of 115,574 shares of common stock:
107,932 shares pursuant to dividend reinvestment plan	—	2	4,453	—	—	4,455	—	4,455
7,642 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	300	—	—	300	—	300
Net income	—	—	—	12,831		12,831	2,672	15,503
Unrealized loss on cash flow hedge	—	—	—	—	(2,525)	(2,525)	(750)	(3,275)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,608)	—	(6,608)	(1,950)	(8,558)

Balance, September 30, 2010	$179,328	$184	$182,756	$(126,166)	$(2,525)	$233,577	$18	$233,595

The accompanying notes are an integral part of these statements

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$34,315	$31,813
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on casualty settlement, continuing operations	(1,700)	—
Gain on sale of property, discontinued operations	(3,591)	—
Depreciation and amortization of deferred leasing costs	21,452	21,208
Amortization of deferred debt costs	1,099	1,538
Non cash compensation costs of stock grants and options	813	767
Provision for credit losses	699	748
(Increase) decrease in accounts receivable and accrued income	945	(55)
Increase in deferred leasing costs	(1,951)	(2,655)
Increase in prepaid expenses	(1,758)	(1,879)
Increase in other assets	(8,321)	(5,397)
Increase in accounts payable, accrued expenses and other liabilities	2,149	3,505
Increase (decrease) in deferred income	(823)	782

Net cash provided by operating activities	43,328	50,375

Cash flows from investing activities:
Additions to real estate investments	(4,425)	(6,185)
Additions to development and redevelopment activities	(53,730)	(52,349)
Proceeds from casualty settlement	250	—

Net cash used in investing activities	(57,905)	(58,534)

Cash flows from financing activities:
Proceeds from mortgage notes payable	45,600	86,882
Repayments on mortgage notes payable	(41,912)	(65,513)
Proceeds from revolving credit facility	—	30,000
Repayments on revolving credit facility	—	(30,000)
Proceeds from construction loans payable	27,544	29,064
Additions to deferred debt costs	(329)	(3,129)
Proceeds from the issuance of:
Common stock	12,584	749
Distributions to:
Series A preferred stockholders	(6,000)	(6,000)
Series B preferred stockholders	(5,355)	(5,355)
Common stockholders	(19,578)	(20,911)
Noncontrolling interest	(5,849)	(6,337)

Net cash provided by financing activities	6,705	9,450

Net increase (decrease) in cash and cash equivalents	(7,872)	1,291
Cash and cash equivalents, beginning of period	20,607	13,006

Cash and cash equivalents, end of period	$12,735	$14,297

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

As of September 30, 2010, the Company’s properties (the “Current Portfolio Properties”) consisted of 46 operating shopping center properties (the “Shopping Centers”), five predominantly office operating properties (the “Office Properties”) and three (non-operating) land or development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of September 30, 2010, thirty-two of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.3%), a tenant at seven Shopping Centers, Safeway (3.3%), a tenant at eight Shopping Centers and Capital One Bank (2.7%), a tenant at twenty properties, and one office tenant, the United States Government (2.6%), a tenant at five properties, individually accounted for 2.5% or more of the Company’s total revenue for the nine months ended September 30, 2010.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships, based on the fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of above and below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles is amortized over the life of the customer relationship. The Company has never recorded a customer relationship intangible asset. The Company expenses acquisition-related costs as they are incurred.

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an impairment analysis to determine that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three or nine month periods ended September 30, 2010 and 2009.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled approximately $5,254,000 and $4,350,000, for the nine month periods ended September 30, 2010 and 2009, respectively. A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, the Company capitalizes leasehold improvements when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations totaled approximately $18,495,000 and $17,736,000 for the nine month periods ended September 30, 2010 and 2009, respectively. Repairs and maintenance expense, included in property operating expenses, for the nine month periods ended September 30, 2010 and 2009, was approximately $9,439,000 and $6,736,000, respectively.

Casualty Settlement

On May 16, 2010 the Company’s French Market property sustained damage during a severe hail storm. During the third quarter, the Company and its insurance carrier completed their assessment of the damage. Insurance proceeds are estimated to total approximately $2,030,000. As a result, the Company recognized a gain of approximately $1,700,000, shown as “Gain on casualty settlement” in the Consolidated Statements of Operations, representing the excess of estimated insurance proceeds over the carrying value of the damaged assets. The insurance proceeds will fund substantially all of the cost of restoring the damaged assets.

Assets Held for Sale

The Company considers properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable and the Company expects the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. As of September 30, 2010, no properties were classified as held for sale.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Discontinued Operations

During the three months ended September 30, 2010, the Company sold its Lexington property for $8,132,000 and recognized a gain of $3,591,000. The results of operations for the Lexington property for the three months and nine months ended September 30, 2010 and September 30, 2009 are shown in the statements of operations as “(Loss) income from operations of sold property.” The portion of the discontinued operations attributable to Saul Centers for the three-month and nine-month periods ended September 30, 2010 is $2,749,000 and $2,694,000, respectively. The Company has no other discontinued operations.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the initial term of the lease or remaining initial term of acquired leases. Collectively, deferred leasing costs totaled $14,672,000 and $15,609,000, net of accumulated amortization of $15,706,000 and $14,889,000, as of September 30, 2010 and December 31, 2009, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $2,871,000 and $3,386,000, for the nine months ended September 30, 2010 and 2009, respectively.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2010 and December 31, 2009 are as follows:

Construction in Progress (Dollars in thousands)	September 30, 2010	December 31, 2009
Clarendon Center	$169,311	$115,810
Northrock	—	11,910
Westview Village	—	18,730
Other	738	1,139

Total	$170,049	$147,589

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1,013,000 and $1,265,000, at September 30, 2010 and December 31, 2009, respectively.

In addition to rents due currently, accounts receivable includes approximately $27,168,000 and $27,154,000, at September 30, 2010 and December 31, 2009, respectively, net of allowance for doubtful accounts totaling $396,000 and $15,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $6,767,000 and $7,537,000, net of accumulated amortization of $5,102,000 and $5,161,000, at September 30, 2010 and December 31, 2009, respectively.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs and are recognized in the period when the expenses are

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

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

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and expires in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of September 30, 2010, 227,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares at the 2010 Annual Meeting of Shareholders. The shares were valued at the closing stock price on the date the shares were awarded and included in general and administrative expenses.

Derivative Financial Instruments

The Company may use derivative instruments to manage its exposure to market risk such as changes in interest rates. The Company does not enter into derivative transactions for trading or speculative purposes. Derivative financial instruments are carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For derivative instruments that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivative instruments that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and recognized in earnings within the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. To the extent that the financial terms of the hedge instrument and the hedged item exactly match, the Company may employ the so-called “short-cut” method of accounting for the arrangement. In that case, the effectiveness of the hedge is not subsequently evaluated and the impact of the hedge instrument is reported together with the activity of the hedged item in the consolidated statements of operations.

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the derivative instrument. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions as determined by management, and therefore, it believes that the likelihood of realizing losses from counterparty non-performance is remote.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 77.2% common interest as of September 30, 2010. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represent earnings allocated to limited partnership interests held by the Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Certain options are dilutive because the average share price of

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution. As of September 30, 2010, the stock options issued in 2007 and 2008 are anti-dilutive and are therefore excluded from this measurement.

Basic and Diluted Shares Outstanding

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Weighted average common shares outstanding-Basic	18,315	17,892	18,201	17,881
Effect of dilutive options	125	47	105	37

Weighted average common shares outstanding-Diluted	18,440	17,939	18,306	17,918

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

4. Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

Certain members of The Saul Organization are limited partners of the Operating Partnership, collectively owning a 22.8% common interest as of September 30, 2010, represented by approximately 5,416,000 convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2010, 3,731,000 units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 22.8% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended September 30, 2010 and 2009, were approximately 23,856,000 and 23,355,000, respectively, and for the nine months ended September 30, 2010 and 2009, were approximately 23,722,000 and 23,334,000, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $668,038,000 at September 30, 2010, of which approximately $579,757,000 was fixed-rate debt and approximately $88,281,000 was variable rate debt.

In addition to the outstanding indebtedness at September 30, 2010, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, with no outstanding borrowings. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. As of September 30, 2010, of the $150,000,000 available for borrowing, approximately $177,000 was committed for letters of credit and approximately $149,823,000 was available under the line. The interest rate under the facility is primarily determined based on the level of operating income generated by the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of September 30, 2010, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest accruing at a rate equal to the sum of 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

rate on the remaining $45,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate equal to the sum of 1, 2, 3, or 6 month LIBOR (subject to a floor of 1.5%) plus a spread of 4.45% to 5.25%, determined by certain leverage tests.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,705,000 of the $19,409,000 outstanding at September 30, 2010) and the Clarendon Center construction loan (approximately $68,872,000 outstanding at September 30, 2010). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage, which is guaranteed by Saul Centers.

On August 24, 2010, the Company entered into an amendment to its Northrock construction loan, modifying the conditions precedent to the Company’s option to extend the loan, which matures May 1, 2011. The extension is available at the Company’s option subject to notice to the bank and to a principal repayment in an amount required to cause property operating income to meet certain debt service coverage levels.

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

Prior to the refinancing, Thruway was one of nine properties securing a collateralized mortgage-backed security (CMBS) with an outstanding balance of $108,324,000, an interest rate of 7.67% and due to mature October 2012. In order to release Thruway, the Company defeased $30,179,000 of the outstanding balance at a cost of approximately $4,425,000, using proceeds from the new mortgage financing.

In May 2010, the Company committed to borrow $17,000,000 under a mortgage loan to refinance existing debt due to mature October 2012 and secured by Ravenwood. Subject to standard closing requirements, the loan is expected to close by December 15, 2010, will have a term of 15 years and require monthly interest and principal payments of $111,409 based upon a fixed interest rate of 6.18% and a 25-year amortization schedule.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

At December 31, 2009, the Company’s outstanding debt totaled approximately $636,806,000, of which $576,069,000 was fixed rate and $60,737,000 was variable rate debt. No balances were outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

At September 30, 2010, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2010	$—		$3,919	$3,919
2011	88,281	(a)	16,539	104,820
2012	69,014		16,542	85,556
2013	39,629		12,174	51,803
2014	13,218		12,327	25,545
2015	15,074		12,473	27,547
Thereafter	288,587		80,261	368,848

	$513,803		$154,235	$668,038

(a)	Represents the Clarendon Center and Northrock construction loan balances as of September 30, 2010, both of which may be extended upon achievement of certain construction and/or leasing requirements.

Interest expense and amortization of deferred debt costs for the three and nine month periods ended September 30, 2010 and 2009, were as follows:

Interest Expense and Amortization of Deferred Debt Costs

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest incurred	$10,247	$9,974	$30,414	$28,950
Amortization of deferred debt costs	367	366	1,099	957
Costs related to the modification of revolving credit facility	—	83	—	363
Capitalized interest	(1,833)	(1,481)	(5,254)	(4,350)

	$8,781	$8,942	$26,259	$25,920

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6. Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations for the nine months ended September 30, 2010 and 2009 reflect noncontrolling interest of $5,258,000 and $4,746,000, respectively, representing The Saul Organization’s share of net income for each period.

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

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $330,000 and $339,000, for the nine months ended September 30, 2010 and 2009, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

specified amount. For the nine months ended September 30, 2010 and 2009, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $146,000 and $188,000, for the nine months ended September 30, 2010 and 2009, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1,530,000 and $1,287,000, at September 30, 2010 and December 31, 2009, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2010 and 2009, which included rental expense for the Company’s headquarters lease, totaled approximately $4,737,000 and $4,151,000, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of September 30, 2010 and December 31, 2009, accounts payable, accrued expenses and other liabilities included approximately $387,000 and $525,000, respectively, representing amounts due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The 10-year lease, which commenced in March 2002, provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the nine months ended September 30, 2010 and 2009 was approximately $664,000 and $628,000, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $154,000 and $182,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2010:

	Officers					Directors
Stock options issued					Subtotals								Subtotals	Grand Totals
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007		04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	32,500	32,500	215,000	825,000
Vested	212,500	115,000	118,750	91,875	538,125	30,000	30,000	30,000	30,000	30,000	32,500	32,500	215,000	753,125
Exercised	108,019	40,625	8,125	—	156,769	6,200	2,500	—	—	—	—	—	8,700	165,469
Forfeited	7,500	7,500	13,750	12,500	41,250	—	—	—	—	—	—	—	—	41,250
Exercisable at September 30, 2010	104,481	74,375	110,625	91,875	381,356	23,800	27,500	30,000	30,000	30,000	32,500	32,500	206,300	587,656
Remaining unexercised	104,481	74,375	110,625	122,500	411,981	23,800	27,500	30,000	30,000	30,000	32,500	32,500	206,300	618,281

Exercise price	$ 24.91	$ 25.78	$ 33.22	$ 54.17		$ 25.78	$ 33.22	$ 40.35	$ 54.17	$ 50.15	$ 32.68	$ 38.76
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237	0.344	0.369
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0	6.0	5.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%

Total value at grant date	$ 332,200	$ 292,775	$ 413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$1,332,000	$3,629,223
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	—	—	64,350
Expensed in previous years	320,875	274,850	378,300	839,245	1,813,270	66,600	71,100	143,400	285,300	254,700	222,950	—	1,044,050	2,857,320
Expensed in 2010	—	—	—	236,034	236,034	—	—	—	—	—	—	287,950	287,950	523,984
Future expense	$ —	$ —	$ —	$ 183,569	$ 183,569	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	183,569
Remaining term of future expense		0.6 years

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The table below summarizes the option activity for the nine months ended September 30, 2010:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	609,253	$36.72
Granted	32,500	38.76
Exercised	(23,472)	25.95	$346,000
Expired/Forfeited	—	—

Outstanding September 30	618,281	37.23	5,027,000

Exercisable at September 30	435,781	30.42	5,027,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 30, 2010, the closing share price of $41.95 was lower than the exercise price of options granted in 2007 and 2008 and, therefore, those options had no intrinsic value as of September 30, 2010. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.3 and 4.6 years, respectively.

9. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, the aggregate fair value of the notes payable with fixed-rate payment terms, assuming long-term interest rates of approximately 5.2% and 7.3%, would be approximately $623,480,000 and $553,257,000, respectively, compared to the carrying value of $579,757,000 and $576,069,000, at September 30, 2010 and December 31, 2009, respectively.

The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. As of September 30, 2010, the fair value of the interest-rate swap was approximately $3,275,000. The value is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets and the decrease in value from June 30, 2010, is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.

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

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Quarter ended September 30, 2010			(1)
Real estate rental operations:
Revenue	$30,208	$9,317	$26	$39,551
Expenses	(6,822)	(3,088)	(1)	(9,911)

Income from real estate	23,386	6,229	25	29,640
Interest expense and amortization of deferred debt costs	—	—	(8,781)	(8,781)
General and administrative	—	—	(3,417)	(3,417)

Subtotal	23,386	6,229	(12,173)	17,442
Depreciation and amortization of deferred leasing costs	(5,120)	(1,911)	—	(7,031)
Acquisition related costs	—	—	(170)	(170)
Gain on casualty settlement	—	—	1,700	1,700
(Loss) income from opertaions of property sold	—	—	(29)	(29)
Gain on property sale	—	—	3,591	3,591

Net income	$18,266	$4,318	$(7,081)	$15,503

Capital investment	$2,024	$450	$14,841	$17,315

Total assets	$675,380	$110,929	$184,155	$970,464

Quarter ended September 30, 2009
Real estate rental operations:
Revenue	$30,497	$9,738	$—	$40,235
Expenses	(6,736)	(2,871)	—	(9,607)

Income from real estate	23,761	6,867	—	30,628
Interest expense and amortization of deferred debt costs	—	—	(8,942)	(8,942)
General and administrative	—	—	(3,259)	(3,259)

Subtotal	23,761	6,867	(12,201)	18,427
Depreciation and amortization of deferred leasing costs	(5,095)	(1,988)	—	(7,083)
(Loss) income from opertaions of property sold	—	—	5	5

Net income	$18,666	$4,879	$(12,196)	$11,349

Capital investment	$21,296	$934	$12,013	$34,243

Total assets	$675,820	$119,433	$123,181	$918,434

(1)	Includes Clarendon Center development activity.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollars in thousands)	Shopping Centers	Office Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2010			(1)
Real estate rental operations:
Revenue	$94,384	$28,841	$26	$123,251
Expenses	(23,041)	(8,861)	(1)	(31,903)

Income from real estate	71,343	19,980	25	91,348
Interest expense and amortization of deferred debt costs	—	—	(26,259)	(26,259)
General and administrative	—	—	(9,955)	(9,955)

Subtotal	71,343	19,980	(36,189)	55,134
Depreciation and amortization of deferred leasing costs	(15,375)	(5,990)	—	(21,365)
Loss on early extinguishment of debt	—	—	(4,479)	(4,479)
Acquisition related costs	—	—	(170)	(170)
Gain on casualty settlement	—	—	1,700	1,700
(Loss) income from operations of property sold	—	—	(96)	(96)
Gain on property sale	—	—	3,591	3,591

Net income	$55,968	$13,990	$(35,643)	$34,315

Capital investment	$4,630	$1,394	$51,881	$57,905

Total assets	$675,380	$110,929	$184,155	$970,464

Nine months ended September 30, 2009
Real estate rental operations:
Revenue	$89,850	$29,414	$6	$119,270
Expenses	(20,923)	(8,438)	—	(29,361)

Income from real estate	68,927	20,976	6	89,909
Interest expense and amortization of deferred debt costs	—	—	(25,920)	(25,920)
General and administrative	—	—	(9,328)	(9,328)

Subtotal	68,927	20,976	(35,242)	54,661
Depreciation and amortization of deferred leasing costs	(15,141)	(5,981)	—	(21,122)
Loss on early extinguishment of debt		—	(1,660)	(1,660)
(Loss) income from operations of property sold	—	—	(66)	(66)

Net income	$53,786	$14,995	$(36,968)	$31,813

Capital investment	$21,296	$934	$36,304	$58,534

Total assets	$675,820	$119,433	$109,462	$904,715

(1)	Includes Clarendon Center development activity.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

12. Subsequent Events

The Company has reviewed operating activities for the period subsequent to September 30, 2010 and prior to the date the financial statements are issued or are available to be issued, and determined certain subsequent events are required to be disclosed.

On October 1, 2010, the Company purchased for $15.5 million, including acquisition costs, an approximately 20,000 square feet of retail space located near the White Flint Metro Station in Montgomery County, Maryland. The Company incurred acquisition costs of $450,000, of which $170,000 were incurred and recognized as expense during the third quarter and the remaining $280,000 costs were incurred and will be recognized as expense in the fourth quarter. The property, which is fully leased, is zoned for up to 297,000 square feet of rentable mixed use space.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Item 1 of this Form 10-Q.

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

•	such other risks as described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2009.

General

The following discussion is based primarily on the consolidated financial statements of the Company as of September 30, 2010 and for the three month period ended September 30, 2010.

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

With a severe decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Vacancies remain high compared to years prior to the recent economic downturn. The Company’s overall portfolio leasing percentage on a comparative same center basis (excluding recently developed properties which have not yet stabilized; Northrock and Westview), was 92.9% at September 30, 2010 and 2009, compared to an average of 95.7% for the three years prior to 2009.

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

On May 16, 2010 the Company’s French Market property suffered significant roof damage during a violent hail storm. The Company has determined the cost to repair the damage will exceed $2,300,000, which is fully covered by insurance subject to a $10,000 deductible. During the quarter ended September 30, 2010, the Company recognized a gain of $1,700,000, equal to the excess of the amount of estimated insurance proceeds over the carrying value of the replaced assets. All tenants remained open for business throughout the aftermath of the storm.

In September 2010, the Company sold its Lexington Center land parcel and Lexington pads for approximately $8,100,000, resulting in a gain on sale of $3,591,000. There was no debt associated with Lexington at the date of the sale.

On October 1, 2010, the Company used net proceeds from the sale of Lexington of approximately $8,100,000 together with additional cash of approximately $7,400,000 to purchase a property containing approximately 20,000 square feet of retail space located near the White Flint Metro Station in Montgomery County, Maryland. The Company incurred acquisition costs of approximately $450,000, of which $170,000 were incurred and recognized as expense during the third quarter and the remaining $280,000 costs were incurred and will be recognized as expense in the fourth quarter. The property, which is fully leased, is zoned for up to 297,000 square feet of rentable mixed use space.

In addition, because of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets. First, the Company maintains a ratio of total debt to total assets value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of September 30, 2010, amortizing fixed-rate mortgage debt represented approximately 87% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s earliest fixed-rate debt maturity is not until October 2012 and the Company’s two construction loans for Northrock and Clarendon Center may be extended, under certain conditions, until May 2013. Finally, as of September 30, 2010, the Company has loan availability of more than $149,000,000 under its $150,000,000 unsecured revolving line of credit.

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

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an impairment analysis to assess the carrying value of the real estate investment property relative to its estimated fair value. The Company considers both quantitative and qualitative factors in identifying impairment indicators including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.

When incurred, the Company capitalizes the cost of improvements that extend the useful life of property and equipment. All repair and maintenance expenditures are expensed when incurred. In addition, the Company capitalizes leasehold improvements when certain criteria are met, including when the Company supervises construction and will own the improvement. Tenant improvements the Company owns are depreciated over the life of the respective lease or the estimated useful life of the improvements, whichever is shorter.

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

Results of Operations

Quarter ended September 30, 2010 compared to quarter ended September 30, 2009

Revenue	Quarters ended September 30,		2010 to 2009 Change
(Dollars in thousands)	2010	2009	$	%
Base rent	$31,243	$31,746	$(503)	-1.6%
Expense recoveries	6,938	7,141	(203)	-2.8%
Percentage rent	238	214	24	11.2%
Other	1,132	1,134	(2)	-0.2%

Total revenue	$39,551	$40,235	$(684)	-1.7%

Note: (Dollars in thousands)

Base rent includes $52 and $446 for the quarters ended September 30, 2010 and 2009, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $251 and $300, for the quarters ended September 30, 2010 and 2009, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue decreased 1.7% in the quarter ended September 30, 2010 (“2010 Quarter”) compared to the corresponding prior year’s quarter (“2009 Quarter”). The revenue decrease for the 2010 Quarter resulted primarily from decreased base rental income as a result of a single-location office tenant default (approximately $507,000) and decreased real estate tax recovery income (approximately $334,000). Partially offsetting the revenue decreases was rental income from two properties (Northrock and Westview Village) defined as the “Development Properties” (approximately $191,000). A discussion of the components of revenue follows.

Base rent. The decrease in base rent for the 2010 Quarter compared to the 2009 Quarter resulted primarily from a single-location office tenant default (approximately $507,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The primary cause for the decrease in expense recovery income in the 2010 Quarter was a $334,000 decrease in real estate tax recovery income in the metropolitan Washington DC shopping center portfolio, substantially as a result of declines in real estate tax expense.

Operating Expenses	Quarters ended September 30,		2010 to 2009 Change
(Dollars in thousands)	2010	2009	$	%
Property operating expenses	$5,199	$4,890	$309	6.3%
Provision for credit losses	345	189	156	82.5%
Real estate taxes	4,367	4,528	(161)	-3.6%
Interest expense and amortization of deferred debt costs	8,781	8,942	(161)	-1.8%
Depreciation and amortization of leasing costs	7,031	7,083	(52)	-0.7%
General and administrative	3,417	3,259	158	4.8%

Total operating expenses	$29,140	$28,891	$249	0.9%

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The increase in property operating expenses resulted primarily from increased repairs and maintenance expense (approximately $296,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimate of amounts previously included in income and owed by tenants that may not be collectible. The increase in the 2010 Quarter resulted from an increased credit loss provision due to a single-location office tenant default.

Real estate taxes. The decrease in real estate taxes for the 2010 Quarter was primarily due to a $231,000 decrease in core property real estate tax expense compared to the 2009 Quarter’s amount, impacted largely by decreased taxes at several of the Company’s Northern Virginia shopping centers, offset in part by real estate tax expense at the Development Properties (approximately $64,000).

Interest expense and amortization of deferred debt. Interest expense decreased in the 2010 Quarter compared to the 2009 Quarter primarily due to increased capitalized interest related to the Company’s Clarendon Center development.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense increase during the 2010 Quarter resulted from increased professional fees.

Nine months ended September 30, 2010 compared to Nine months ended September 30, 2009

Revenue	Nine Months ended September 30,		2010 to 2009 Change
(Dollars in thousands)	2010	2009	$	%
Base rent	$94,713	$93,483	$1,230	1.3%
Expense recoveries	22,583	21,758	825	3.8%
Percentage rent	927	775	152	19.6%
Other	5,028	3,254	1,774	54.5%

Total revenue	$123,251	$119,270	$3,981	3.3%

Note: (Dollars in thousands)

Base rent includes $71 and $686 for the nine month periods ended September 30, 2010 and 2009, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $796 and $955, for the nine month periods ended September 30, 2010 and 2009, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 3.3% in the nine month period ended September 30, 2010 (“2010 Period”) compared to the corresponding prior year’s period (“2009 Period”). The revenue increase for the 2010 Period resulted from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1,939,000), expense recovery income resulting from substantial snow removal expenses incurred during the 2010 Period (approximately $1,200,000) and rental income from the Development Properties (approximately $1,157,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2010 Period versus the 2009 Period resulted primarily from new leases in effect at the Development Properties (approximately $879,000), Seven Corners where rental income commenced from a new anchor tenant during the third quarter of 2009 (approximately $595,000) and 601 Pennsylvania Avenue where space rolled-over at a higher rental rates (approximately $496,000). The increases were offset in part by decreased base rental income due to a single-location office tenant default (approximately $602,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The primary cause for the increase in expense recovery income in the 2010 Period was approximately $1,200,000 recovery of snow removal expenses incurred as a result of severe winter weather impacting the Mid-Atlantic states during February 2010 offset in part by a decrease in real estate tax recovery income in metropolitan Washington DC properties, primarily as a result of a decline in real estate tax expense.

Percentage rent. Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. The primary reason for the 2010 Period increase was timing differences in the receipt of sales reports used to calculate percentage rent from two retail tenants.

Other revenue. Other revenue consists primarily of parking revenue at three of the Office Properties, temporary lease rental income, payments associated with early termination of leases and interest income from the investment of cash balances. The increase in other revenue for the 2010 Period resulted primarily from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1,939,000) offset in part by decreased lease termination fees.

Operating Expenses	Nine months ended September 30,		2010 to 2009 Change
(Dollars in thousands)	2010	2009	$	%
Property operating expenses	$17,706	$15,055	$2,651	17.6%
Provision for credit losses	699	748	(49)	-6.6%
Real estate taxes	13,498	13,558	(60)	-0.4%
Interest expense and amortization of deferred debt costs	26,259	25,920	339	1.3%
Depreciation and amortization of leasing costs	21,365	21,122	243	1.2%
General and administrative	9,955	9,328	627	6.7%

Total operating expenses	$89,482	$85,731	$3,751	4.4%

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Property operating expenses for the 2010 Period increased primarily from a $2,406,000 increase in snow removal expense arising primarily from the February 2010 snow storms impacting the Mid-Atlantic states.

Interest expense and amortization of deferred debt. Interest expense increased in the 2010 Period versus the 2009 Period primarily due to approximately $53,000,000 of increased debt balances outstanding, resulting from the refinancing of five mortgage loans during 2009 and construction loan draws, less scheduled monthly principal payments. The majority of the interest incurred on the construction loans was capitalized as project costs and had little impact on interest expense for the 2010 Period. The additional amounts borrowed increased interest expense in the 2010 Period compared to the 2009 Period by approximately $2,566,000, which was partially offset approximately $1,067,000 by lower interest rates, increased capitalized interest of approximately $905,000 and revolving credit facility modification costs incurred during the 2009 Period of approximately $363,000.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense increase during the 2010 Period resulted from increased payroll related expenses and professional expenses.

Loss on Early Extinguishment of Debt. In June 2010, the Company refinanced its Thruway shopping center, located in Winston-Salem, North Carolina. The new $45,600,000 loan requires principal and interest payments calculated using a 5.83% interest rate and a 25-year amortization schedule, and matures in ten years. This loan refinanced a portion of a 7.67%, multi-property loan scheduled to mature in October 2012. In conjunction with the refinancing, the Company incurred costs totaling $4,479,000 (approximately $4,425,000 to defease the original loan and write-offs of unamortized deferred debt costs of approximately $54,000). The transaction substantially reduced the Company’s refinancing risk by decreasing the amount of debt maturing in 2012 from $98,300,000 to $69,000,000, and provided net cash proceeds of approximately $10,500,000.

During the 2009 Period, the Company refinanced debt with outstanding balances totaling $48,059,000, prior to its December 2011 maturity, in order to obtain new mortgage debt totaling $85,000,000. In conjunction with the refinancings, the Company incurred prepayment penalties (approximately $1,442,000) and wrote off unamortized deferred debt costs related to the repaid mortgages (approximately $218,000).

Gain on Casualty Settlement. Gain on property disposition reflects the excess of estimated insurance proceeds over the carrying value of assets damaged during a severe hail storm at French Market. The insurance proceeds are expected to fund substantially all of the restoration of the damaged property.

Gain on Property Sale. Gain on property sale in the 2010 Period resulted from the sale of the Lexington Center land parcel and Lexington pads (approximately $3,591,000)

Acquisition Related Costs. Acquisition related costs relate to the Company’s October 1, 2010, purchase of a 20,000 square foot property located near the White Flint Metro Station in Montgomery County, Maryland. Additional costs will be recognized in the fourth quarter.

Liquidity and Capital Resources

Cash and cash equivalents were $12,735,000 and $14,297,000 at September 30, 2010 and 2009, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Net cash provided by operating activities	$43,328	$50,375
Net cash used in investing activities	(57,905)	(58,534)
Net cash provided by financing activities	6,705	9,450

Increase (decrease) in cash and cash equivalents	$(7,872)	$1,291

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2010 Period primarily reflect the development and construction costs of Clarendon Center. Investing activities for the 2009 Period primarily reflect the development and construction costs of Clarendon Center, Northrock and Westview Village. Tenant improvement and property capital expenditures totaled $4,425,000 and $6,185,000, for the 2010 and 2009 nine-month periods, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 primarily reflects:

•	proceeds of $45,600,000 received from mortgage notes payable;

•	proceeds of $27,544,000 received from construction loan draws; and

•	proceeds of $12,584,000 from the issuance of common stock under the dividend reinvestment program and the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $41,912,000;

•	distributions to common stockholders totaling $19,578,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $5,849,000;

•	distributions made to preferred stockholders totaling $11,355,000; and

•	payments of $329,000 for financing costs of mortgage notes payable.

Net cash provided by financing activities for the nine months ended September 30, 2009 primarily reflects:

•	proceeds of $86,882,000 received from mortgage notes payable;

•	proceeds of $30,000,000 received from advances under the revolving credit facility;

•	proceeds of $29,064,000 received from construction loan draws; and

•	proceeds of $749,000 received from the issuance of common stock under the dividend reinvestment program;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $65,513,000;

•	repayments of amounts borrowed on the revolving credit facility totaling $30,000,000;

•	distributions to common stockholders totaling $20,911,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $6,337,000;

•	distributions made to preferred stockholders totaling $11,355,000; and

•	payments of $3,129,000 for financing costs of mortgage notes payable and the extension of the revolving credit facility.

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

Long-term liquidity requirements consist primarily of obligations under the Company’s long-term debt and dividends paid to the Company’s preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. During the remainder of the year, the Company will continue to develop its construction in progress properties and may develop certain freestanding outparcels within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop certain of the Current Portfolio Properties and may develop expansions within certain of the Shopping Centers.

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

As of September 30, 2010, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule (Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2010	$—		$3,919	$3,919
2011	88,281	(a)	16,539	104,820
2012	69,014		16,542	85,556
2013	39,629		12,174	51,803
2014	13,218		12,327	25,545
2015	15,074		12,473	27,547
Thereafter	288,587		80,261	368,848

	$513,803		$154,235	$668,038

(a)	Represents the Clarendon Center and Northrock construction loan balances as of September 30, 2010, both of which may be extended upon achievement of certain construction and/or leasing requirements.

Management believes that the Company’s capital resources, which at September 30, 2010 included cash balances of approximately $12,735,000, borrowing availability of approximately $149,823,000 on its unsecured revolving credit facility, and borrowing availability of approximately $88,628,000 under its Clarendon construction loan will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 305,660 and 13,912 shares under the DRIP at a weighted average discounted price of $38.39 and $32.25 per share, during the nine month periods ended September 30, 2010 and 2009, respectively. The Company also credited 6,333 and 7,892 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $38.12 and $32.26 per share, during the nine month periods ended September 30, 2010 and 2009, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2010.

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

The Company maintains an unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 30, 2012, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of September 30, 2010, of the $150,000,000 available for borrowing, approximately $177,000 was committed for letters of credit and approximately $149,823,000 was available under the line. The interest rate under the facility is primarily determined based on the level of operating income generated by the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of September 30, 2010, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest accruing at a rate equal to the sum of 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $45,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate equal to the sum of 1, 2, 3, or 6 month LIBOR (subject to a floor of 1.5%) plus a spread of 4.45% to 5.25%, determined by certain leverage tests.

The facility requires the Company and its subsidiaries to maintain certain financial covenants. On August 30, 2010, at the Company’s request, the Company entered into a Fourth Modification Agreement to the line of credit in order to clarify the method in which EBITDA is calculated when computing the debt constant covenant. This amendment allows the Company to annualize acquisition and development property operating income, consistent with the methodology used in other covenant calculations. As of September 30, 2010, the material covenants required the Company, on a consolidated basis, to:

•

limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $600 million plus 90% of the Company’s future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.2x on a trailing 12-full calendar month basis (interest expense coverage);

•	limit the amount of debt so that interest and scheduled principal amortization coverage exceeds 1.6x (debt service coverage);

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.4x (fixed charge coverage);

•	limit the amount of variable rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt; and

•	limit the outstanding debt plus undrawn loan availability to 8.0x trailing twelve month adjusted EBITDA, as defined in the loan agreement.

As of September 30, 2010, the Company was in compliance with all such covenants.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,705,000 of the $19,409,000 outstanding at September 30, 2010) and the Clarendon Center construction loan (approximately $68,872,000 outstanding at September 30, 2010). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage, which is guaranteed by Saul Centers.

On August 24, 2010, the Company entered into an amendment to its Northrock construction loan, agreeing to a two year extension of the loan which matures May 1, 2011. The extension is available at the Company’s option subject to notice to the bank, and to a principal repayment in an amount required to cause property operating income to meet certain debt service coverage levels.

On June 29, 2010, the Company closed on a new 10-year mortgage loan in the amount of $45,600,000, secured by Thruway. The loan matures July 1, 2020, bears interest at a variable rate equal to the sum of one-month LIBOR and 260 basis points, requires equal monthly principal and interest payments of $289,081, based upon an assumed interest rate of 5.83% and a 25-year principal amortization, and requires a final principal payment of approximately $34,753,000 at maturity. In conjunction with the financing, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with the above $45,600,000 of variable-rate mortgage debt. The swap agreement was effective June 29, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The Company has designated this agreement as a cash flow hedge for accounting purposes. The critical terms of the interest rate swap match the terms of the variable-

rate mortgage debt and, as a result, the hedge has been deemed to be perfectly effective and the arrangement satisfies the criteria for the so-called “short-cut” method of accounting. The Company, therefore, will recognize interest expense on the variable-rate debt at the effective fixed rate of 5.83% and will not test the hedge for effectiveness in future periods.

Prior to the refinancing, Thruway was one of nine properties securing a collateralized mortgage-backed security (CMBS) with an outstanding balance of $108,324,000, an interest rate of 7.67% and due to mature October 2012. In order to release Thruway, the Company defeased $30,179,000 of the outstanding balance at a cost of approximately $4,425,000, using proceeds from the new mortgage financing.

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

Funds From Operations

For the quarter ended September 30, 2010, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $13,488,000, representing a 7.9% decrease over the comparative 2009 quarter’s FFO available to common shareholders. For the nine months ended September 30, 2010, the Company reported FFO available to common shareholders of $39,120,000, representing a 6.1% decrease over the comparative 2009 period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation (Amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$15,503	$11,349	$34,315	$31,813
Subtract:
Gain on casualty settlement	(1,700)	—	(1,700)	—
Gain on property sale	(3,591)	—	(3,591)	—
Add:
Real property depreciation & amortization	7,031	7,083	21,365	21,122
Real property depreciation-discontinued operations	30	1	86	86

FFO	17,273	18,433	50,475	53,021
Subtract:
Preferred stock dividends	(3,785)	(3,785)	(11,355)	(11,355)

FFO available to common shareholders	$13,488	$14,648	$39,120	$41,666

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what the Company believes occurs with its assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2009 and the nine months ended September 30, 2010.

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company received site plan approval during the third quarter of 2006 to develop a grocery-anchored neighborhood shopping center totaling approximately 125,000 square feet of retail space. A site plan for an additional 35,000 square feet of commercial space is under review by Prince William County. During the fourth quarter of 2007, the Company completed preliminary site work consisting of clearing, grading and site utility construction. A ground lease has been executed with Capital One Bank, which built a branch, on a pad site, that opened for business October 2007. During 2009, the Company executed a lease with CVS, which is subject to the tenant obtaining site plan and special use permits from Prince William County. It is uncertain whether these lease contingencies will be fulfilled as permit submissions are in progress. If successful, CVS is expected to commence operations in late 2011. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan. The Company commenced construction during the first quarter of 2008 on a capital improvement project to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The redeveloped center totals approximately 173,000 square feet. Substantial completion of construction was achieved during the second quarter of 2009 and the center was 76% leased at September 30, 2010. Project costs totaled approximately $6.9 million.

Clarendon Center

The Company is constructing a mixed-use development project to include approximately 42,000 square feet of retail space, 170,000 square feet of office space, 244 residential units and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington, Virginia. Development costs are expected to total approximately $195.0 million, of which approximately $169.3 million has been incurred as of September 30, 2010. A portion of the development costs have been funded with the project’s $157.5 million construction loan of which $88.6 million remains available to borrow as of September 30, 2010.

The south block consists of 11 floors of residential area (244 units) alongside 8 floors of office space (76,000 square feet), both atop ground floor retail space (29,000 square feet). Construction of the south block has been substantially completed. Interior finish work and installation of appliances has been completed on seven of the 11 residential floors and is nearly complete on the remaining four floors. Space has been turned-over to several office and retail tenants who are building out their spaces. The north block consists of 5 floors of office space (95,000 square feet) atop ground floor retail (13,000 square feet). Construction of the north block is nearing completion.

The Company has received deposits representing non-binding reservations for over 40% of the apartment units. During November 2010, the Company expects to begin to execute lease agreements for these reservations. The residential component will be operational and occupancy is anticipated to commence by yearend. The retail and office spaces in both buildings will be operational as tenant improvements are built-out. The Company has executed eight leases for retail space totaling 22,355 square feet and three office leases totaling 86,381 square feet (of which approximately 10,000 square feet is leased to an adjacent property owner for a rent equal to only the tenant’s prorated share of expenses in exchange for that property owner’s prior conveyance of development rights which increased the project’s size).

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space and is expected to cost approximately $26.5 million. The Company is currently marketing the space and as of September 30, 2010, has executed leases for 35,288 square feet of retail and 1,200 square feet of office space, or approximately 36.1% of the total space.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 72.3% of the project is leased at September 30, 2010, including a 52,700 square foot Harris Teeter supermarket store, 13,192 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. The Capital One Bank opened February 2009. The Longhorn Steakhouse restaurant opened for business in July 2010. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million, the majority of which were funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Boulevard

During the second quarter of 2008, permits were issued for the redevelopment of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished, the center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Capital One Bank pad building was constructed and commenced operations. As of September 30, 2010, all six shop spaces and the bank pad were leased, totaling 11,610 square feet. Substantial completion of construction was achieved during the first quarter of 2009, and total construction and development costs were approximately $2.8 million.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.5 million, including acquisition costs, an approximately 20,000 square feet of retail space located near the White Flint Metro Station in Montgomery County, Maryland. The Company incurred acquisition costs of $450,000, of which $170,000 were incurred and recognized as expense during the third quarter and the remaining $280,000 costs were incurred and will be recognized as expense in the fourth quarter. The property, which is fully leased, is zoned for up to 297,000 square feet of rentable mixed use space.

Portfolio Leasing Status

The following chart sets forth certain information regarding the operating portfolio for the periods ended September 30, 2010 and 2009, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of September 30,	Shopping Centers	Office	Shopping Centers	Office	Shopping Centers	Office
2010	46	5	7,204,000	1,206,000	92.4%	89.9%
2009	47	5	7,218,000	1,206,000	91.9%	90.8%

On a same property basis, 92.9% of the portfolio was leased, compared to the prior year level of 92.9%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company’s results of operations. The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with $45,600,000 of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The fair value of the swap agreement was not material as of September 30, 2010.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2010, the Company had variable-rate indebtedness totaling $88,281,000. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2010 had been one percent higher, the Company’s annual interest incurred relating to these debt instruments would have increased by $882,810, based on those balances. As of September 30, 2010, the Company had fixed-rate indebtedness totaling $579,757,000 with a weighted average interest rate of 6.54%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2010 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $31,057,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2009 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 30, 2010 dividend distribution acquired 88,851 shares of common stock at a price of $41.27 per share. In addition, B. F. Saul Real Estate Investment Trust, an entity affiliated with B. Francis Saul II, acquired the following shares in open market purchases:

Period	Total Shares Purchased	Average Price Paid Per Share
July 1-9, 2010	71,400	$41.04
August 9-31, 2010	225,239	41.68
September 1-30, 2010	63,151	42.84

Total	359,790	$41.76

None of such shares were acquired pursuant to a publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated

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

(j)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K, dated August 11, 2010, is hereby incorporated by reference. Modification to Revolving Credit Agreement, dated April 30, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Second Modification to Revolving Credit Agreement, dated July 9, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly

Report of the Company, is hereby incorporated by reference. Third Modification to Revolving Credit Agreement, dated July 28, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Fourth Modification to Revolving Credit Agreement, dated August 30, 2010, is filed herewith.

	(k)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

	(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(o)	Construction Loan Agreement, dated as of May 14, 2008, by and among Saul Holdings Limited Partnership, U.S. Bank National Association, as agent, and the lenders party to or who become party to such agreement, as filed as Exhibit 10. (a) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

	(p)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (c) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: November 4, 2010	/S/ B. FRANCIS SAUL III
B. Francis Saul III, President

Date: November 4, 2010	/S/ SCOTT V. SCHNEIDER
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: November 4, 2010	/S/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President, Chief Accounting Officer
(principal accounting officer)