Form 10-K
period 2010-12-31
SAUL CENTERS INC
filed 2011-03-04
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The number of shares of Common Stock, $0.01 par value, outstanding as of March 3, 2011 was 18,692,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2010 was $481,580,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and mixed-use properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired and/or developed by the Company since January 1, 2008.

Name of Property	Location	Type	Square Footage	Date of Acquisition/ Development
Acquisitions
Great Falls Shopping Center	Great Falls, VA	Shopping Center	92,000	2008
BJ’s Wholesale Club	Alexandria, VA	Shopping Center	116,000	2008
Marketplace at Sea Colony	Bethany Beach, DE	Shopping Center	22,000	2008
11503 Rockville Pike	Rockville, MD	Shopping Center	20,000	2010
Metro Pike Center	Rockville, MD	Shopping Center	67,000	2010
Developments
Ashland Square Phase I	Manassas, VA	Shopping Center	17,000	2007/08
Northrock	Warrenton, VA	Shopping Center	103,000	2009
Westview Village	Frederick, MD	Shopping Center	101,000	2009
Clarendon Center	Arlington, VA	Mixed-Use	402,000	2010

As of December 31, 2010, the Company’s properties (the “Current Portfolio Properties”) consisted of 48 shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties. Shopping Centers and Mixed-Use Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Organizational Structure

The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2010.

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

Management believes there is potential for long term growth in cash flow as existing leases for space in the Shopping Centers expire and are renewed, or newly available or vacant space is leased. The Company intends to renegotiate leases where possible and seek new tenants for available space in order to optimize the mix of uses to improve foot traffic through the shopping centers. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants with the goals of increasing occupancy, improving overall retail sales, and ultimately increasing cash flow as economic conditions improve. In those circumstances in which leases are not otherwise expiring, management selectively attempts to increase cash flow through a variety of means, or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions, in its leases.

The Company will also seek growth opportunities in its Washington, DC metropolitan area mixed-use portfolio, primarily through development and redevelopment, as evidenced by the recent completion of the development of Clarendon Center in Arlington County, Virginia. Management also intends to negotiate lease renewals or to re-lease available space in the Mixed-Use Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that characteristics such as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Mixed-Use Properties generally are attractive and well maintained. The Shopping Centers and Mixed-Use Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. During 2010, 2009 and 2008, the Company redeveloped or expanded four of its operating properties, Hunt Club, Smallwood Village Center, Boulevard and Seven Corners, and developed two new shopping centers, Westview Village and Northrock. Additionally, the Company has completed the construction of Clarendon Center, a mixed-use development containing ground floor retail, office and apartments. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

In light of the limited amount of quality properties for sale and the increasing cost to acquire properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new shopping center and office properties in the near future is uncertain. The Company has, however, recently acquired two retail properties located adjacent to the White Flint Metro station on the Rockville Pike corridor of Montgomery County, Maryland. These properties will provide current income, and are zoned for in the aggregate in excess of one million square feet of mixed-use development. Because of its conservative capital structure, including its cash and unfunded credit line, management believes that the Company is positioned to take advantage of additional investment opportunities as they are located and market conditions improve. (See “Capital Policies” following). It is management’s view that several of the sub-markets in which the Company operates have or will in the future have attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

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

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and mixed-use properties in the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area.

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

Investments in Real Estate Mortgages

While the Company’s current portfolio of, and its business objectives emphasize, equity investments in commercial and neighborhood shopping centers and mixed-use properties, the Company may, at the discretion of the Board of Directors, invest in mortgages, participating or convertible mortgages, deeds of trust and other types of real estate interests consistent with its qualification as a REIT. However, the Company does not presently have nor intend to invest in real estate mortgages.

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

Dispositions

In 2010, the Company sold its Lexington property for $8,132,000 and recognized a gain of $3,591,000. There are no current plans to dispose of any of its properties, although the Company may elect to do so if, based upon management’s periodic review of the Company’s portfolio, the Board of Directors determines that such action would be in the best interest of the Company’s stockholders.

Capital Policies

The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2010.

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

Other Policies

The Company has the authority to offer equity or debt securities in exchange for property and to repurchase or otherwise acquire its common stock or other securities in the open market or otherwise, and may engage in such activities in the future. The Company expects, but is not obligated, to issue common stock to holders of units of the Operating Partnership upon exercise of their redemption rights. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers other than the Operating Partnership and does not intend to do so. The Company has not made any loans to third parties, although the Company may in the future make loans to third parties. In addition, the Company has policies relating to related party transactions discussed in “Item 1A. Risk Factors.”

Competition

As an owner of, or investor in, community and neighborhood shopping centers and mixed-use properties, the Company is subject to competition from an indeterminate number of companies in connection with the acquisition, development, ownership and leasing of similar properties. These investors include investors with access to significant capital, such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds.

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

Employees

As of March 3, 2011, the Company employed approximately 65 persons, including seven leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

The current economic situation, including constraints on credit availability, high unemployment and lower housing values, have had an effect on the Company’s results of operations during 2010. Increased vacancies and credit losses, particularly among independent small shop retailers and restaurants at the Company’s Northern Virginia and Florida shopping centers, have negatively impacted current year earnings. Earnings were also negatively impacted when a single-location office tenant defaulted in payment of rent and ceased operations. The Company continues to experience elevated credit loss reserves as small shop tenants continue to struggle with making timely rent payments because sales levels have not rebounded to pre-recession levels. Management continues to believe that its portfolio, both its geographic locations and tenant mix, is well positioned for the current economy, but believes operating results may continue to be negatively affected. At December 31, 2010, approximately 85% of the Company’s debt consisted of fixed-rate, amortizing non-recourse mortgage loans, none of which mature until October 2012. As a result of the Company’s 2010 refinancing activities, no more than $62 million of fixed-rate debt will mature in any future calendar year. The Company believes it has adequate capital capacity, consisting of construction loans in place and borrowing availability on its revolving credit facility, to complete work on its current development projects.

Acquisition and Development Activity

A significant contributor to the Company’s recent growth in its shopping center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2008 through February 2011, the Company acquired one land parcel located in the Washington, DC metropolitan area, developed two neighborhood shopping centers and acquired five operating neighborhood shopping center properties. Since January 1, 2008, the Company’s leasable area has grown by approximately 11.1% (0.9 million square feet), from 7.9 million square feet to approximately 8.9 million square feet.

2010 / 2009 / 2008 Acquisitions, Developments and Redevelopments

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company received site plan approval during the third quarter of 2006 to develop a grocery-anchored neighborhood shopping center totaling approximately 125,000 square feet of retail space. A site plan for an additional 35,000 square feet of retail and office space was approved during the fourth quarter of 2007. The Company has completed preliminary site work consisting of clearing, grading and site utility construction. Capital One Bank operates a branch on the site and during 2009, the Company executed a lease with CVS, which is subject to the tenant obtaining site plan and special use permits from Prince William County. It is uncertain whether these lease contingencies will be fulfilled as permit submissions are in progress. If successful, CVS is expected to commence operations in 2012. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 64% leased at December 31, 2010. The Company completed construction during mid-2009 of capital improvements to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The cost of the redevelopment was approximately $6.9 million and the redeveloped center totals approximately 173,000 square feet. During 2010, the Company leased 10,750 square feet of the vacant retail shop space, and 32,000 square feet of retail space and 31,000 square feet of second floor professional office space remain unleased as of year end 2010.

Hunt Club Corners

On June 1, 2006, the Company purchased for $11.1 million the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 94% leased at December 31, 2010. The Company completed a façade renovation of Hunt Club during 2008 for a total cost of approximately $0.9 million.

Clarendon Center

The Company has substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million, of which approximately $169.3 million has been incurred as of December 31, 2010. A portion of the development costs have been funded with the project’s $157.5 million construction loan, of which $66.7 million remains available to borrow as of December 31, 2010.

The south block consists of 11 floors of residential area (244 units) alongside 8 floors of office space (76,000 square feet), both atop ground floor retail space (29,000 square feet). Space was turned over to the first office tenant whose occupancy began in mid-December, 2010. Improvements for several retail tenants were under construction at year end, and the first retail occupancy occurred in January 2011, when Circa Restaurant opened. The north block consists of 5 floors of office space (95,000 square feet) atop ground floor retail (13,000 square feet). Construction of the north block was nearing completion at year end and the building shell certificate of occupancy was received in early February. As of February 28, 2011, the combined project retail and office space leased was 141,211 square feet, or 66.3%.

On December 26, 2010, tenants began occupancy of the apartments and as of February 28, 2011, 153 apartments were occupied. As of February 28, 2011, 202 leases had been signed (82.8% leased) and additional deposits had been received for non-binding reservations for 19 units.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space. Total construction and development costs, including land, lease-up and tenant improvements, are projected to be approximately $26.5 million. As of December 31, 2010, 35,288 square feet of retail space and 1,200 square feet of office space, or approximately 36.1% of the total space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 72.3% of the project was leased at December 31, 2010, including a 52,700 square foot Harris Teeter supermarket store, 13,192 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. The Capital One Bank opened February 2009 and the Longhorn Steakhouse restaurant opened for business in July 2010. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million, the majority of which were funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 93% leased at December 31, 2010 and was acquired for a purchase price of $36.6 million, subject to the assumption of a $10.3 million mortgage loan.

BJ’s Wholesale Club

On March 28, 2008, the Company purchased for $21.0 million, the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at December 31, 2010.

Marketplace at Sea Colony

On March 28, 2008, the Company purchased for $3.0 million, Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 82% leased at December 31, 2010.

Boulevard

During 2008, the Company redeveloped of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished, the center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Capital One Bank pad building was constructed and commenced operations. As of December 31, 2010, all six shop spaces and the bank pad were leased, totaling 11,610 square feet. Substantial completion of construction was achieved during the first quarter of 2009, and total construction and development costs were approximately $2.8 million.

Seven Corners

During 2010, the Company expanded the Seven Corners shopping center by approximately 6.000 square feet. Red Robin Gourmet Burgers opened in November 2010 in a newly-constructed, free-standing building. The Company also completed construction of parking lot, landscaping and site lighting improvements to enhance the common areas.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.6 million, including acquisition costs, approximately 20,000 square feet of retail space located on the east side of Rockville Pike (Route 355), near the White Flint Metro Station in Montgomery County, Maryland. The property, which was fully leased to two tenants at December 31, 2010, is zoned for up to 297,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

Metro Pike Center

On December 17, 2010, the Company purchased for $34.3 million, including acquisition costs, approximately 67,000 square feet of retail space located on the west side of Rockville Pike (Route 355) near the White Flint Metro Station in Montgomery County, Maryland. The property was acquired subject to the assumption of a $16.2 million mortgage loan and a corresponding interest rate swap with a fair value of $0.5 million. The property, which was 89% leased at December 31, 2010 to multiple tenants, is zoned for up to 807,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

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

The continuation or worsening of the current credit crisis and global economic crisis could have an adverse effect on the fundamentals of our business and results of operations, including overall market occupancy and rental rates. While recent economic data appear to reflect some stabilization of the economy and credit markets, a continuation of these challenging economic conditions could have a negative effect on the financial condition of our tenants or lenders, which may expose us to increased risks of default by these parties.

In the event of a continuation of this disruption in the economy and capital markets, there can be no assurance we will not experience material adverse effects on our business, financial condition, results of operations or real estate values.

Potential consequences of a continuation of the credit crisis and global economic slowdown include:

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

The global and domestic economies have recently experienced a significant contraction of credit markets and resulting slowdown in business and consumer spending. We believe that consumers in recent years have cut back their discretionary spending in response to credit constraints, unemployment, a reduction in home equity values, highly volatile fuel and other commodity prices, and general economic uncertainty. Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent due under their leases on a timely basis. The amount of rent we receive from our tenants generally will depend in part on the success of our tenants’ retail operations, making us vulnerable to general economic downturns and other conditions affecting the retail industry. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting the Company’s ability to maintain occupancy levels.

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

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.3% of our total revenue for the year ended December 31, 2010. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

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

Influence of Officers, Directors and Significant Stockholders.

Three of our executive officers, Mr. Saul II, his son and our President, B. Francis Saul III, and Thomas H. McCormick, our Senior Vice President and General Counsel, are members of The Saul Organization, and persons associated with The Saul Organization constitute four of the 13 members of our Board of Directors. In addition, as of December 31, 2010, Mr. Saul II beneficially owned, for purposes of SEC reporting, 6,859,000 shares of our common stock representing 37.4% of our issued and outstanding shares of common stock. Mr. Saul II also beneficially owned, as of December 31, 2010, 5,416,000 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2010, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 31.7% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2010, 3,048,000 of the 5,416,000 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. Saul II and members of The Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.

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

Shared Services.

We share with The Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2010, are charges totaling $6,513,000, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by The Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and The Saul Organization, we have not obtained a third party appraisal of the value of these services.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $324,000 for the year ended December 31, 2010.

Related Party Rents.

We sublease space for our corporate headquarters from a member of The Saul Organization, the building of which is owned by another member of the Saul Organization. The 10-year lease commenced in March 2002 and provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2010 was $893,000. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

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

As of December 31, 2010, we had approximately $711.4 million of debt outstanding, $601.1 million of which was long-term fixed-rate debt and was secured by 37 of our properties. The remaining $110.3 million of outstanding debt was borrowed under two secured construction loans.

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

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.2x on a trailing 12-full calendar month basis (interest expense coverage);

•	limit the amount of debt so that interest and scheduled principal amortization coverage exceeds 1.6x (debt service coverage);

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.4x (fixed charge coverage);

•	limit the amount of variable rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt; and

•	limit the outstanding debt plus undrawn loan availability to 8.0x trailing twelve-month adjusted EBITDA, as defined in the loan agreement.

As of December 31, 2010, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

As of December 31, 2010, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 31.7% in value of all our issued and outstanding equity securities. In addition, members of The Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

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

On May 28, 2003, the President signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003 and on December 17, 2010, the President signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (which we will refer to as the Acts). Under the Acts, the maximum tax rate on the long-term capital gains of non-corporate taxpayers is 15% (applicable to sales occurring from May 7,

2003 through December 31, 2012). The Acts also reduced the tax rate on “qualified dividend income” to the maximum capital gains rate. Because, as a REIT, we are not generally subject to tax on the portion of our REIT taxable income or capital gains distributed to our stockholders, our distributions are not generally eligible for this lower tax rate on dividends. As a result, our ordinary REIT dividends generally continue to be taxed at the higher tax rates applicable to ordinary income. Without further legislation, the maximum tax rate on long-term capital gains will revert to 20% in 2013, and dividends will again be subject to tax at ordinary rates.

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

Item 1B. Unresolved Staff Comments

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2010 that remain unresolved.

Item 2. Properties

Overview

The Company is the owner, developer and operator of a real estate portfolio composed of 54 operating properties totaling approximately 8,901,000 square feet of gross leasable area (“GLA”) and two development parcels as of December 31, 2010. The properties are located primarily in the Washington, DC/Baltimore, Maryland metropolitan area. The portfolio is composed of 48 neighborhood and community Shopping Centers, and six predominantly Mixed-Use Properties totaling approximately 7,293,000 and 1,608,000 square feet of GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty-two of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.3%), a tenant at seven Shopping Centers, Safeway (3.1%), a tenant at eight Shopping Centers, and Capital One Bank (2.8%), a tenant at twenty properties and one office tenant, the United States Government (2.7%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2010. The average rent, calculated using annualized base rent for leased space as of December 31, 2010 and 2009, was $16.64 per square foot and $16.76 per square foot, respectively, for the Company’s Current Portfolio Properties.

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

In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2010 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,200 and 94,500, respectively. The 2010 average household income within the one- and three-mile radius of the Shopping Centers is approximately $98,100 and $98,400, respectively, compared to a national average of $70,200. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Center properties range in size from 4,000 to 575,000 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 152,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty-two of the 48 Shopping Centers are anchored by a grocery store.

Lease Expirations of Shopping Center Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the shopping center properties that the Company owned as of December 31, 2010, for each of the 10 years beginning with 2011, assuming that none of the tenants exercise renewal options and excluding an aggregate of 585,700 square feet of unleased space, which represented 8.0% of the GLA of the shopping center properties as of December 31, 2010.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2011	761,199	sf	10.4%	$10,878,000	10.9%
2012	727,065		10.0	13,200,000	13.2
2013	715,832		9.8	12,470,000	12.5
2014	827,781		11.4	13,839,000	13.9
2015	711,367		9.8	11,469,000	11.5
2016	761,484		10.4	6,432,000	6.4
2017	298,255		4.1	5,267,000	5.3
2018	308,033		4.2	3,551,000	3.6
2019	420,595		5.8	4,907,000	4.9
2020	211,182		2.9	2,534,000	2.5
Thereafter	964,713		13.2	15,215,000	15.3

Total	6,707,506	sf	92.0%	$99,762,000	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2010 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

The Mixed-Use Properties

Five of the six Mixed-Use Properties are located in the Washington, DC metropolitan area and contain an aggregate GLA of approximately 1,411,000 square feet, comprised of 1,093,000 and 129,000 square feet of office and retail space, respectively, and 244 apartments. The sixth Mixed-Use Property is located in Tulsa, Oklahoma and contains GLA of 197,000 square feet. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. As a consequence, management believes that the Washington, DC area mixed-use properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, DC market and do not compete with one another.

Management believes that the Washington, DC office market is one of the strongest and most stable leasing markets in the nation, with relatively low vacancy rates in comparison to other major metropolitan areas. Management believes that the long-term stability of this market is attributable to the status of Washington, DC as the nation’s capital and to the presence of the Federal government, international agencies, and an expanding private sector job market. 601 Pennsylvania Avenue is a nine-story, 227,000 square foot Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime location in downtown Washington, DC. Van Ness Square is a six-story, 156,000 square foot office/retail building which was redeveloped in 1990 and is located in a highly developed commercial area of Northwest Washington, DC which offers extensive retail and restaurant amenities. Washington Square at Old Town is a 235,000 square foot Class A mixed-use office/retail complex completed in 2000 and located on a two-acre site along Alexandria’s main street, North Washington Street, in historic Old Town Alexandria, Virginia. Avenel Business Park is a 391,000 square foot research park located in the suburban Maryland, I-270 biotech corridor. The business park consists of twelve one-story buildings built in six phases, completed between 1981 and 2000. Clarendon Center is a recently constructed mixed-use Class A commercial and residential project located at the Clarendon Metro station in Arlington County, Virginia. This development contains 171,000 square feet of office, 42,000 square feet of retail and 244 apartment units.

Crosstown Business Center is a 197,000 square foot flex office/warehouse property located in Tulsa, Oklahoma. The property is located in close proximity to Tulsa’s international airport and major roadways and has attracted tenants requiring light industrial and distribution facilities.

Lease Expirations of Mixed-Use Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the mixed-use properties that the Company owned as of December 31, 2010, for each of the 10 years beginning with 2011, assuming that none of the tenants exercise renewal options and excluding an aggregate of 262,700 square feet of unleased office and retail space, which represented 18.5% of the GLA of the commercial space within the mixed-use properties as of December 31, 2010.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2011	176,918	sf	12.5%	$4,945,000	14.3%
2012	91,315		6.5	3,225,000	9.3
2013	182,259		12.8	4,923,000	14.3
2014	250,749		17.7	8,488,000	24.6
2015	122,611		8.6	3,164,000	9.2
2016	116,093		8.2	2,329,000	6.8
2017	36,304		2.6	724,000	2.1
2018	42,967		3.0	708,000	2.1
2019	5,795		0.4	451,000	1.3
2020	23,084		1.6	1,148,000	3.3
Thereafter	108,148		7.6	4,389,000	12.7

Total	1,156,243	sf	81.5%	$34,494,000	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2010 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

As of December 31, 2010, the Company had 107 apartment leases, all of which will expire in 2012. Annual base rent due under these leases is $3.2 million and $0.3 million for the years ending December 31, 2011 and 2012, respectively.

Current Portfolio Properties

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2010

		Leasable Area (Square	Year Acquired or Developed	Land Area	Percentage Leased (1)
Property	Location	Feet)	(Renovated)	(Acres)	Dec-10	Dec-09	Anchor /Significant Tenants
Shopping Centers
Ashland Square Phase I	Manassas, VA	16,550	2007	2.0	100%	100%	Capital One Bank
Ashburn Village	Ashburn, VA	221,770	1994/00/01/02/06	26.4	93%	95%	Giant Food, Ruby Tuesday, Hallmark Cards
Beacon Center	Alexandria, VA	356,115	1972 (1993/99/07)	32.3	100%	100%	Lowe’s Home Improvement Center, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s, Chipotle
Belvedere	Baltimore, MD	54,941	1972	4.8	93%	36%	Fresh Point Grocery Store, Family Dollar
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	BJ’s Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	82%	83%	Publix, Wachovia Bank
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	100%	Panera Bread, Party City, Petco
Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	99%	94%	Safeway, Ross Dress For Less, Family Dollar, Advance Auto
Broadlands Village	Ashburn, VA	159,734	2003/4/6	24.0	87%	90%	Safeway, The All American Steakhouse, Bonefish Grill, Starbucks
Countryside	Sterling, VA	141,696	2004	16.0	92%	91%	Safeway, CVS Pharmacy, Starbucks
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	86%	90%	Publix
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%
French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	98%	97%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Famous Footwear, Lakeshore Learning Center, Alfred Angelo, Dollar Tree
Germantown	Germantown, MD	27,241	1992	2.7	74%	86%	Jiffy Lube
Giant	Baltimore, MD	70,040	1972 (1990)	5.0	94%	100%	Giant Food
The Glen	Lake Ridge, VA	133,610	1994 (2005)	14.7	98%	88%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys
Great Eastern	District Heights, MD	255,398	1972 (1995)	31.9	98%	99%	Fresh World, Pep Boys, Big Lots, Capital Sports Complex
Great Falls Center	Great Falls, VA	91,666	2008	11.0	93%	93%	Safeway, CVS Pharmacy
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	Expo E Mart, Radio Shack, Starbucks
Hunt Club Corners	Apopka, FL	101,522	2006	13.1	94%	96%	Publix, Walgreens, Radio Shack, Hallmark
Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	91%	89%	Publix, Carrabas Italian Grill
Kentlands Square	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s Home Improvement Center, Chipotle
Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	90%	100%	Elizabeth Arden’s Red Door Salon, Bonefish Grill

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2010

		Leasable Area (Square	Year Acquired or Developed	Land Area	Percentage Leased (1)
Property	Location	Feet)	(Renovated)	(Acres)	Dec-10	Dec-09	Anchor /Significant Tenants
Shopping Centers (continued)
Lansdowne Town Center	Leesburg, VA	189,355	2006	23.4	90%	93%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joes, Starbucks
Leesburg Pike	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	97%	99%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless
Lumberton Plaza	Lumberton, NJ	193,044	1975 (1992/96)	23.3	90%	94%	SuperFresh, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar
Metro Pike Center	Rockville, MD	67,487	2010	4.6	89%	NA	McDonalds
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	99%	100%	Giant Food, Panera Bread, Starbucks
Northrock	Warrenton, VA	103,439	2009	15.4	72%	67%	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza
Olde Forte Village	Ft. Washington, MD	143,175	2003	16.0	93%	89%	Safeway, Radio Shack, McDonalds, Wendys
Olney	Olney, MD	53,765	1975 (1990)	3.7	95%	100%	Rite Aid, Olney Grill
Orchard Park	Dunwoody, GA	87,885	2007	10.5	89%	91%	Kroger, Starbucks
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	91%	94%	Albertson’s, Office Depot, Mimi’s Cafe, Toojay’s Deli
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	91%	87%	Giant Food, Starbucks
11305 Rockville Pike	Rockville, MD	20,149	2010	1.9	100%	NA	Staples
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	94%	98%	Publix, Palm Harbor Health Food, Petco, Planet Fitness
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	82%	91%	Seacoast Realty, Armand’s Pizza, Candy Kitchen
Seven Corners	Falls Church, VA	574,831	1973 (1994-7/07)	31.6	100%	100%	The Home Depot, Shoppers Food & Pharmacy, Syms, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, G Street Fabrics, Off-Broadway Shoes, The Room Store, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle
Shops at Fairfax	Fairfax, VA	68,743	1975 (1993/99)	6.7	93%	98%	Super H Mart
Smallwood Village Center	Waldorf, MD	172,861	2006	25.1	64%	76%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6	94%	91%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, All Green Market, Gallo Clothing
Southside Plaza	Richmond, VA	373,651	1972	32.8	92%	86%	Community Supermarket, Maxway, Citi Trends, City of Richmond
South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	82%	89%	Maxway, Big Lots, Emory Clinic
Thruway	Winston-Salem, NC	362,600	1972 (1997)	30.5	97%	97%	Harris Teeter, Borders Books, Stein Mart, Talbots, Hanes Brands, JoS. A Banks, Bonefish Grill, Chico’s, Ann Taylor Loft, Coldwater Creek, Rite Aid, Kinkos/FedEx, New Balance, Aveda Salon, Christies Hallmark
Village Center	Centreville, VA	143,109	1990	17.2	90%	93%	Giant Food, Tuesday Morning, Starbucks
West Park	Oklahoma City, OK	76,610	1975	11.2	12%	19%	Family Dollar
Westview Village	Frederick, MD	100,997	2009	10.4	36%	NA	Mimi’s Cafe, Sleepy’s, WOW Wingery, Firehouse Subs
White Oak	Silver Spring, MD	480,276	1972 (1993)	28.5	99%	99%	Giant Food, Sears, Walgreens, Radio Shack, Boston Market

	Total Shopping Centers	7,293,240		702.9	92.0%	91.7%

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2010

		Leasable Area (Square	Year Acquired or Developed	Land Area	Percentage Leased (1)
Property	Location	Feet)	(Renovated)	(Acres)	Dec-10		Dec-09	Anchor /Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD	390,579	1981-2000	37.1	81%		87%	General Services Administration, VIRxSYS, Quanta Systems, SeraCare Life Sciences
Clarendon Center-Commercial	Arlington, VA	213,049	2010	1.8	59%		NA	Airline Reporting Corporation, Winston Partners, Keppler Speakers Bureau, Trader Joe’s, Circa, Burke & Herbert Bank
-Residential (244 units)		188,671			44%		NA
Crosstown Business Center	Tulsa, OK	197,135	1975 (2000)	22.4	87%		78%	Compass Group, Roxtec, Keystone Automotive, Freedom Express, Direct TV
601 Pennsylvania Ave.	Washington, DC	226,604	1973 (1986)	1.0	100%		100%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Pharmaceutical Care Management Assn., Capital Grille
Van Ness Square	Washington, DC	156,493	1973 (1990)	1.2	63%		91%	Office Depot, Pier 1
Washington Square	Alexandria, VA	235,042	1975 (2000)	2.0	92%		97%	Vanderweil Engineering, Agentrics, EarthTech, Thales, Cooper Carry, Bank of America, Trader Joe’s, Fed Ex/Kinko’s, Talbots

	Total Mixed-Use Properties	1,607,573		65.5	81.5	% (2)	90.5%

	Total Portfolio	8,900,813		768.4	90.3	% (2)	91.5%

Land and Development Parcels
Ashland Square Phase II	Manassas, VA		2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.

	Total Development Properties			52.8

(1)	Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments.
(2)	Total percentage leased is for commercial space only.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the shares of common stock were reported by the New York Stock Exchange for each quarter of 2010 and 2009 as follows:

Period	Share Price
	High	Low
October 1, 2010 – December 31, 2010	$48.15	$42.42
July 1, 2010 – September 30, 2010	$44.25	$40.09
April 1, 2010 – June 30, 2010	$43.99	$35.64
January 1, 2010 – March 31, 2010	$41.41	$32.25
October 1, 2009 – December 31, 2009	$33.32	$28.98
July 1, 2009 – September 30, 2009	$34.25	$28.29
April 1, 2009 – June 30, 2009	$33.00	$23.16
January 1, 2009 – March 31, 2009	$39.05	$20.23

On February 28, 2011, the closing price was $46.00 per share.

Holders

The approximate number of holders of record of the common stock was 260 as of February 28, 2011.

Dividends and Distributions

Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2010 and 2009. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $33,985,000 in 2010 and $35,645,000 in 2009. Distributions to preferred stockholders were $15,140,000 in both 2010 and 2009. See Notes to Consolidated Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

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

The Company paid four quarterly distributions totaling $1.44, $1.53 and $1.88 per common share during the years ended December 31, 2010, 2009 and 2008, respectively. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. Of the $1.44 per common share dividend paid in 2010, 70.0% was taxable dividend income and 30.0% was considered return of capital. Of the $1.53 per common share dividend paid in 2009, 100% was taxable dividend income. Of the $1.88 per common share dividend paid in 2008, 98.0% was taxable dividend income and 2.0% was considered return of capital. No assurance can be given regarding what portion, if any, of distributions in 2011 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are considered ordinary dividend income.

Acquisition of Equity Securities by The Saul Organization

Through participation in the Company’s Dividend Reinvestment Plan, B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and B. F. Saul Real Estate Investment Trust and B.F. Saul Company, for each of which Mr. Saul II is either President or Chairman, B.F. Saul Property Company, Avenel Executive Park Phase II, LLC and Dearborn, L.L.C., which are wholly-owned subsidiaries of B. F. Saul Company and B. F. Saul Real Estate Investment Trust, respectively, acquired an aggregate of 112,852 shares of common stock at an average price of $41.14 per share, for the October 29, 2010 dividend distribution. In addition, B.F. Saul Real Estate Investment Trust, an entity affiliated with B. Francis Saul II, acquired the following shares in open market purchases:

Period	Total Shares Purchased	Average Price Paid Per Share
October 1-8, 2010	20,232	$43.24
November 9-30, 2010	103,558	$43.52
December 1-13, 2010	101,673	$44.58

Total	225,463	$43.98

No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph

Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The graph compares the cumulative total stockholder return of the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on January 1, 2006.

Item 6. Selected Financial Data

The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

Saul Centers, Inc.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Total revenue	$163,546	$160,968	160,188	$150,442	$137,830
Operating expenses	119,728	115,769	113,751	105,088	97,369

Operating income	43,818	45,199	46,437	45,354	40,461
Non-operating income
Loss on early extinguishment of debt	(5,405)	(2,210)	—	—	—
Gain on casualty settlements	2,475	329	1,301	139	—
Acquisition related costs	(1,179)	—	—	—	—
Discontinued operations	3,476	(88)	(72)	28	12

Net income	43,185	43,230	47,666	45,521	40,473
Income attributable to the noncontrolling interest	(6,422)	(6,517)	(7,972)	(8,818)	(7,793)

Net income attributable to Saul Centers, Inc	36,763	36,713	39,694	36,703	32,680
Preferred dividends	(15,140)	(15,140)	(13,453)	(8,000)	(8,000)

Net income available to common stockholders	$21,623	$21,573	$26,241	$28,703	$24,680

Per Share Data (diluted):
Net income available to common stockholders	$1.18	$1.20	$1.46	$1.62	$1.43

Basic and Diluted Shares Outstanding
Weighted average common shares-basic	18,267	17,904	17,816	17,589	17,075
Effect of dilutive options	110	39	145	180	158

Weighted average common shares-diluted	18,377	17,943	17,961	17,769	17,233
Weighted average convertible limited partnership units	5,416	5,416	5,416	5,416	5,395

Weighted average common shares and fully converted limited partnership units-diluted	23,793	23,359	23,377	23,185	22,628

Dividends Paid :
Cash dividends to common stockholders (1)	$26,186	$27,358	$33,450	$31,026	$28,579

Cash dividends per share	$1.44	$1.53	$1.88	$1.77	$1.68

Balance Sheet Data :
Real estate investments (net of accumulated depreciation)	$927,250	$834,914	$774,718	$657,258	$627,651
Total assets	1,013,888	925,574	853,873	727,443	700,537
Total debt, including accrued interest	713,997	639,405	570,184	535,319	525,125
Preferred stock	179,328	179,328	179,328	100,000	100,000
Total stockholders’ equity	239,813	226,063	227,887	153,524	137,876
Other Data
Cash flow provided by ( used in ) :
Operating activities	$62,887	$69,025	$73,101	$71,197	$62,174
Investing activities	$(98,239)	$(80,469)	$(115,070)	$(52,036)	$(65,699)
Financing activities	$27,713	$19,045	$49,210	$(21,457)	$3,579
Funds from operations (2)
Net income	$43,185	$43,230	$47,666	$45,521	$40,473
Real property depreciation and amortization	28,474	28,150	29,555	26,458	25,642
Real property depreciation-discontinued operations	103	114	114	3	3
Gain on property dispositions	(6,066)	(329)	(1,301)	(139)	—

Funds from operations	65,696	71,165	76,034	71,843	66,118
Preferred dividends	(15,140)	(15,140)	(13,453)	(8,000)	(8,000)

Funds from operations available to common shareholders	$50,556	$56,025	$62,581	$63,843	$58,118

(1)	For the years 2010, 2009, 2008, 2007, and 2006, shareholders reinvested $16,696, $4,136, $3,941, $18,725, and $14,842, respectively, in newly issued common stock by operation of the Company’s dividend reinvestment plan.
(2)	Funds from operations (FFO) is a non-GAAP financial measure. For a definition of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 40, discusses the Company’s results of operations for the past two years. Beginning on page 44, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 53, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

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

The Company’s primary operating strategy is to focus on its community and neighborhood shopping center business and to operate its properties to achieve both cash flow growth and capital appreciation. Management believes there is potential for long term growth in cash flow as existing leases for space in the Shopping Centers and Mixed-Use properties expire and are renewed, or newly available or vacant space is leased. The Company intends to renegotiate leases where possible and seek new tenants for available space in order to optimize the mix of uses to improve foot traffic through the shopping centers. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants with the goals of increasing occupancy, improving overall retail sales, and ultimately increasing cash flow as economic conditions improve. In those circumstances in which leases are not otherwise expiring, management selectively attempts to increase cash flow through a variety of means, or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions, in its leases.

The Company’s redevelopment and renovation objective is to selectively and opportunistically redevelop and renovate its properties, by replacing leases that have below market rents with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company’s strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail redevelopments and renovations.

In light of the limited amount of quality properties for sale and the escalated pricing of these properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new shopping center and office properties in the near future is uncertain. The Company has, however, recently acquired two retail properties located adjacent to the White Flint Metro Station on the Rockville Pike corridor of Montgomery County, Maryland. These properties not only provide current income, but are zoned for in the aggregate in excess of one million square feet of mixed-use development. Because of its conservative capital structure, including its cash and unfunded credit line, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive opportunities are located and market conditions improve. It is management’s view that several of the sub-markets in which the

Company operates have or will in the future have attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

Although there has been a downturn in the national real estate market, to date, the effects on the office and retail markets in the metropolitan Washington, D.C. area, where the majority of the Company’s properties are located, have generally been less severe. However, continued economic stress in the local economies where the Company’s properties are located may lead to increased tenant bankruptcies, increased vacancies and decreased rental rates.

With the decline in overall consumer spending in the past few years, retailers continue to struggle with declining sales and limited access to capital. Vacancies continue to remain elevated compared to pre-recession levels. Our overall portfolio leasing percentage, on a comparative same center basis, ended the year at 92.0%, a decrease from 92.6% at year end 2009, a space leased reduction of approximately 54,000 square feet. The decline in leased space occurred primarily at Van Ness Square and Avenel Business Park.

Because of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets. First, the Company maintains a ratio of total debt to total assets value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of December 31, 2010, amortizing fixed-rate mortgage debt with staggered maturities from 2012 to 2026, represented approximately 85% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s earliest fixed-rate debt maturity is not until October 2012. The Company’s only other debt consists of two construction loans for the Northrock and Clarendon Center developments, both of which may be extended, under certain conditions, until May 2013. Finally, as of December 31, 2010, the Company has loan availability of approximately $138.8 million under its $150 million unsecured revolving line of credit.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make certain estimates and assumptions that effects the Company’s reported financial position and results of operations. See Note 2 to the Consolidated Financial Statements in this report. The Company has identified the following policies that, due to estimates and assumptions inherent in those policies, involve a relatively high degree of judgment and complexity.

Real Estate Investments

Real estate investment properties are stated at historic cost less depreciation. Although the Company intends to own its real estate investment properties over a long term, from time to time it will evaluate its market position, market conditions, and other factors and may elect to sell properties that do not conform to the Company’s investment profile. Management believes that these assets have generally appreciated in value since their acquisition or development and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with U.S. GAAP, they do not report the current value of the Company’s real estate investment properties.

The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships based on their fair values. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the in-place lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

If there is an event or change in circumstance that indicates the value of a real estate investment property may be impaired, the Company prepares an analysis to assess the carrying value of the real estate investment property relative to its estimated fair value. The Company considers both quantitative and qualitative factors in identifying impairment indicators including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.

When incurred, the Company capitalizes the cost of improvements that extend the useful life of property and equipment. All repair and maintenance expenditures are expensed when incurred. Leasehold improvements expenditures are capitalized when certain criteria are met, including when we supervise construction and will own the improvement. Tenant improvements we own are depreciated over the life of the respective lease or the estimated useful life of the improvements, whichever is shorter.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Commercial development projects are substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements.

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating successful commercial leases are capitalized and amortized over the initial base term of the leases. Deferred leasing costs consist of commissions paid to third-party leasing agents as well as internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions. In addition, deferred leasing costs include amounts attributed to in-place leases associated with acquisition properties.

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

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position or the results of operations. Once it has been determined that a loss is probable to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered probable can be difficult to determine.

Results of Operations

Revenue

(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2010	2009	2008	2010 to 2009	2009 to 2008
Base rent	$126,518	$125,727	$124,881	0.6%	0.7%
Expense recoveries	29,534	29,442	29,042	0.3%	1.4%
Percentage rent	1,458	1,326	1,509	10.0%	-12.1%
Other	6,036	4,473	4,756	34.9%	-6.0%

Total revenue	$163,546	$160,968	$160,188	1.6%	0.5%

Note: (Dollars in thousands)

Base rent includes $225, $1,303, and $753, for the years 2010, 2009 and 2008, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1,024, $1,249, and $1,445 for the years 2010, 2009 and 2008, respectively, to recognize income from the amortization of in-place leases.

Total revenue increased 1.6% in 2010 compared to 2009. The revenue increase for the 2010 Period resulted primarily from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1,939,000), the operations of the 2009 development properties (Northrock and Westview Village) and two 2010 acquisition properties (Metro Pike Center and 11503 Rockville Pike), together defined as the “2010/2009 Development and Acquisition Properties” (approximately $1,675,000), offset in part by declining revenues from the “Core Properties” (properties which were in operation for the entirety of both periods) due to decreased occupancy levels and the resulting loss of rental income (approximately $1,036,000).

Total revenue increased 0.5% in 2009 compared to 2008. The revenue increase for the 2009 Period resulted from the operations of the 2009 development properties (Northrock and Westview Village) and three 2008 acquisition properties (Great Falls Center, BJ’s Wholesale Club and Marketplace at Sea Colony), together defined as the “2009/2008 Development and Acquisition Properties” (approximately $2,355,000), offset in part by declining revenues from the Core Properties due to decreased occupancy levels and the resulting loss of base rent (approximately $957,000) and reduced interest income on invested cash balances (approximately $582,000). A discussion of the components of revenue follows.

Base rent

The $791,000 increase in base rent in 2010 over 2009 was primarily attributable to leases in effect at the 2010/2009 Development and Acquisition Properties (approximately $1,339,000) which was offset by base rent decreases at of approximately $828,000 at the mixed-use properties, primarily due to a single-location office tenant default

The $846,000 increase in base rent in 2009 over 2008 was primarily attributable to leases in effect at the 2009/2008 Development and Acquisition Properties (approximately $1,931,000) which was partially offset by base rent decline (approximately $1,085,000) throughout the Core Properties in 2009 from 2008 due to increased vacancy attributable to the challenging market conditions, particularly an anchor space vacant at Seven Corners in Falls

Church, Virginia, during the first half of 2009 and small shop vacancies at two Loudoun County shopping centers, Broadlands Village and Lansdowne Town Center.

Expense recoveries

Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recovery income increased $92,000 in 2010 compared to 2009.

The operation of the 2009/2008 Development and Acquisition Properties contributed the majority of the $400,000 increase in expense recovery income in 2009 compared to 2008 (approximately $359,000).

Percentage rent

Percentage rent is rental revenue calculated on the portion of a tenant’s sales revenue that exceeds a specified breakpoint. Percentage rent increased $132,000 in 2010 compared to 2009 primarily due to timing differences in the receipt of sales reports used to calculate percentage rent from two shopping center tenants.

Percentage rent decreased $183,000 in 2009 from 2008 primarily as a result of timing differences in the receipt of sales reports used to calculate percentage rent from two retail tenants

Other revenue

Other revenue consists primarily of parking revenue at three of the Mixed-Use Properties, temporary lease rental revenue, payments associated with early termination of leases and interest income from the investment of cash balances. The $1,563,000 increase in other revenue for 2010 resulted primarily from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1,939,000) and increased parking and temporary lease rental income (approximately $246,000) offset in part by decreased lease termination fees (approximately $743,000).

Other revenue decreased $283,000 in 2009 from 2008 as a result of decreased interest income from short-term investments (approximately $582,000) offset in part by increased parking revenue at the mixed use properties portfolio (approximately $278,000).

Operating expenses

	For the year ended December 31,			Percentage Change
(Dollars in thousands)	2010	2009	2008	2010 to 2009	2009 to 2008
Property operating expenses	$23,198	$21,301	$19,773	8.9%	7.7%
Provision for credit losses	1,337	919	1,113	45.5%	-17.4%
Real estate taxes	17,793	17,754	16,597	0.2%	7.0%
Interest expense and amortization of deferred debt	34,958	34,689	34,278	0.8%	1.2%
Depreciation and amortization	28,474	28,150	29,669	1.2%	-5.1%
General and administrative	13,968	12,956	12,321	7.8%	5.2%

Total operating expenses	$119,728	$115,769	$113,751	3.4%	1.8%

Property operating expenses

Property operating expenses, a portion of which is recoverable from tenants, consist primarily of repairs and maintenance, utilities, payroll, insurance and other property related expenses. The largest single item contributing to the $1,897,000 increase in 2010 property operating expenses compared to the 2009 year was snow removal expense (approximately $1,568,000) resulting primarily from heavy snowfall in the Mid-Atlantic states during January and February 2010.

The largest single item contributing to the $1,528,000 increase in 2009 property operating expenses compared to the 2008 year was snow removal expense ( approximately $1,347,000) resulting primarily from a heavy snowfall in the Mid-Atlantic states during the December 2009 retail holiday season.

Provision for credit losses

The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The $418,000 credit loss increase in 2010 compared to 2009 was primarily caused by the default of a single-location office tenant.

The provision for credit losses decreased $194,000 in 2009 primarily due to a one-time provision for a rent dispute with a former anchor tenant of $409,000 in 2008, partially offset by $215,000 of increased credit losses related to small shop delinquencies in 2009.

Real estate taxes

The $39,000 increase in real estate taxes in 2010 over 2009 resulted primarily from the operation of the 2010/2009 Development and Acquisition Properties (approximately $259,000), offset in part by decreased real estate tax expense in shopping centers operated more than one year (approximately $230,000).

The $1,157,000 increase in real estate taxes in 2009 over 2008 resulted primarily from a 5.8% increase in real estate tax expense throughout the Core Properties (approximately $948,000). The operation of the 2009/2008 Development and Acquisition Properties contributed the remainder of the real estate tax increase.

Interest and amortization of deferred debt

Interest expense increased $269,000 in 2010 compared to 2009 primarily due to approximately $53,000,000 of increased debt balances outstanding, resulting from the refinancing of five mortgage loans during 2009 and construction loan draws, less scheduled monthly principal payments. The majority of the interest incurred on the construction loans was capitalized as project costs and had little impact on interest expense for the 2010 Period. The additional amounts borrowed increased interest expense in 2010 compared to 2009 by approximately $3,509,000, which was partially offset by approximately $1,670,000 due to lower interest rates on refinanced debt, increased capitalized interest of approximately $1,207,000 and revolving credit facility modification costs incurred during the 2009 Period of approximately $363,000.

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

Depreciation and amortization

Depreciation and amortization of deferred leasing costs increased $324,000 in 2010 compared to 2009 primarily as a result of depreciation commencement for the 2010/2009 Development and Acquisition Properties.

Depreciation and amortization of deferred leasing costs decreased $1,519,000 in 2009 compared to 2008 due primarily to the absence of $1,406,000 of asset retirements that occurred in 2008 in conjunction with the redevelopment of Smallwood Village Center in the prior year period.

General and administrative

General and administrative expenses consist of payroll, administrative and other overhead expenses. The $1,012,000 increase in general and administrative expenses in 2010 compared to 2009 resulted from increased staff expenses totaling approximately $725,000, resulting in part from lower capitalization of development personnel costs and increased health care expense, and professional fees (approximately $392,000).

The $635,000 increase in general and administrative expenses in 2009 compared to 2008 resulted from increased staff expenses totaling approximately $1,092,000, resulting in part from one-time severance expenses of approximately $270,000, the expensing of development personnel costs and increased health care expense, partially offset by reduced abandoned acquisition costs, professional fees and option expense, together totaling approximately $411,000.

Loss on Early Extinguishment of Debt.

In June 2010, the Company refinanced its Thruway shopping center, located in Winston-Salem, North Carolina. The new $45,600,000 loan requires principal and interest payments calculated using a 5.83% interest rate and a 25-year amortization schedule, and matures in ten years. In December 2010, the Company refinanced its Ravenwood shopping center, located in Baltimore, Maryland. The new $17,000,000 loan requires principal and interest payments calculated using a 6.18% interest rate and a 25-year amortization schedule, and matures in 15 years. These loans refinanced a portion of a 7.67%, multi-property loan scheduled to mature in October 2012. In conjunction with the refinancings, the Company incurred costs to retire the old Thruway debt totaling $4,479,000 (approximately $4,425,000 to defease the original loan and write-offs of unamortized deferred debt costs of approximately $54,000) and to retire the old Ravenwood debt totaling $926,000 (approximately $912,000 to defease the original loan and write-offs of unamortized deferred debt costs of approximately $14,000). The transactions reduced the Company’s future refinancing risk by decreasing the amount of debt maturing in 2012 from $95,700,000 to $62,000,000, and provided net cash proceeds of approximately $17,400,000.

During 2009, the Company refinanced debt with outstanding balances totaling $70,619,000, prior to its December 2011 maturity, in order to obtain new mortgage debt totaling $118,000,000. In conjunction with the refinancings, the Company incurred prepayment penalties (approximately $1,892,000) and wrote off unamortized deferred debt costs related to the repaid mortgages (approximately $318,000).

Gain on Casualty Settlement.

Gain on casualty settlement in 2010 reflects the excess of insurance proceeds over the carrying value of assets damaged during a severe hail storm at French Market. The insurance proceeds funded substantially all of the restoration of the damaged property.

Gain on casualty settlement in 2009 of $329,000 is comprised of (a) the excess of insurance proceeds received over carrying value of assets damaged at three shopping center properties during 2009 and 2008 and (b) condemnation proceeds received in connection with the taking of land at one shopping center. The insurance proceeds funded substantially all of the restoration of the damaged properties.

The 2008 gain totaling $1,301,000 represents the excess of insurance proceeds received over the carrying value of assets damaged at three shopping centers. The insurance proceeds funded substantially all of the restoration of the damaged properties.

Acquisition Related Costs.

Acquisition related costs relate to the Company’s October 1, 2010 purchase of a 20,000 square foot property and December 17, 2010 purchase of a 67,500 square foot property, both located near the White Flint Metro Station in Montgomery County, Maryland.

Gain on Property Sale.

Gain on property sale in 2010 resulted from the sale of the Lexington Center land parcel and Lexington pads.

Impact of Inflation

Inflation has remained relatively low during 2010 and 2009, with the exception of energy costs which fluctuated widely during these periods. Rising energy prices caused increases in utility expense, primarily gas and electric costs. The impact of rising operating expenses on the operating performance of the Company’s portfolio, however, has been mitigated by terms of substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.

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

Liquidity and Capital Resources

Cash and cash equivalents were $12,968,000 and $20,607,000 at December 31, 2010 and 2009, respectively. The changes in cash and cash equivalents during the years ended December 31, 2010 and 2009 were attributable to operating, investing and financing activities, as described below.

(Dollars in thousands)	For the year ended December 31,
	2010	2009
Net cash provided by operating activities	$62,887	$69,025
Net cash used in investing activities	(98,239)	(80,469)
Net cash provided by financing activities	27,713	19,045

Increase (decrease) in cash and cash equivalents	$(7,639)	$7,601

Operating Activities

Net cash provided by operating activities decreased $6,138,000 to $62,887,000 for the year ended December 31, 2010 compared to $69,025,000 for the year ended December 31, 2009, primarily reflecting expenses incurred to retire debt prior to its October 2012 maturity. Net cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities increased $17,770,000 to $98,239,000 for the year ended December 31, 2010 compared to $80,469,000 for the year ended December 31, 2009. Investing activities for 2010 primarily reflect the Clarendon Center construction costs, the purchase of 11503 Rockville Pike and Metro Pike Center, tenant improvements and property capital expenditures throughout the portfolio. Proceeds from the sale of Lexington Center and insurance proceeds from the French Market hailstorm casualty settlement partially offset the cash used for developments, acquisitions and property improvements.

Investing activities for 2009 primarily reflect the construction of new and renovated properties (Clarendon Center, Northrock and Westview Village developments and the Smallwood Village Center and Boulevard renovations), tenant improvements and property capital expenditures throughout the portfolio.

Tenant improvement and property capital expenditures totaled $6,573,000 and $7,256,000, for 2010 and 2009, respectively.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2010 and 2009, was $27,713,000 and $19,045,000, respectively. Cash provided by financing activities for the year ended December 31, 2010 primarily reflects:

•	proceeds received from two new mortgage notes payable totaling $62,600,000;

•	amounts borrowed from construction loans payable totaling $49,505,000; and

•	$19,479,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $53,691,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $33,986,000;

•	distributions made to preferred stockholders during the year totaling $15,140,000; and

•	payments of $1,054,000 for financing costs of new mortgage loans.

Net cash provided by financing activities for the year ended December 31, 2009 primarily reflects:

•	proceeds received from five new mortgage notes payable and the final funding of a 2008 mortgage forward commitment totaling $119,882,000;

•	amounts borrowed from construction loans payable totaling $41,507,000;

•	amounts borrowed from the revolving credit facility totaling $30,000,000; and

•	$4,185,000 of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $92,078,000;

•	the repayments of the revolving credit facility totaling $30,000,000;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $35,645,000;

•	distributions made to preferred stockholders during the year totaling $15,140,000; and

•	payments of $3,666,000 for financing costs of new mortgage loans and the amendment and extension of the Revolving Credit Agreement.

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

During the coming year, developments, expansions or acquisitions are expected to be funded with available cash, bank borrowings from the Company’s credit line, construction and permanent financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external debt or equity capital resources available to the Company and proceeds from the sale of properties. The Company expects to refinance the Clarendon Center construction loan with long term permanent financing as soon as commercially practical.

Any future borrowings may be at the Saul Centers, Operating Partnership or Subsidiary Partnership level, and securities offerings may include (subject to certain limitations) the issuance of additional limited partnership interests in the Operating Partnership which can be converted into shares of Saul Centers common stock. The availability and terms of any such financing will depend upon market and other conditions.

Contractual Payment Obligations

As of December 31, 2010, the Company had unfunded contractual payment obligations of approximately $182.8 million, excluding operating obligations, due within the next 12 months. The table below specifies the total contractual payment obligations as of December 31, 2010.

	Payments Due By Period
(Dollars in thousands)	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Notes Payable:
Interest	$40,725	$65,308	$51,999	$134,889	$292,921
Scheduled Principal	16,538	29,453	25,535	85,517	157,043
Balloon Payments	110,242	117,212	28,295	298,597	554,346

Subtotal	167,505	211,973	105,829	519,003	1,004,310
Operating Leases (1)	169	352	352	9,890	10,763
Corporate Headquarters Lease (1)	875	148	—	—	1,023
Development Obligations	14,254	—	—	—	14,254

Total Contractual Obligations	$182,803	$212,473	$106,181	$528,893	$1,030,350

(1)	See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2010 included cash balances of $13.0 million, borrowing availability of approximately $138.8 million on its revolving line of credit and borrowing availability of approximately $69.1 million of unfunded capacity on its two construction loans, will be sufficient to meet its contractual obligations for the foreseeable future.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 418,512 and 125,956 shares under the Plan at a weighted average discounted price of $39.13 and $30.21 per share during the years ended December 31, 2010 and 2009, respectively. The Company also credited 8,335 and 10,491 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $38.85 and $31.69 per share, during the years ended December 31, 2010 and 2009, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2010.

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

The following is a summary of notes payable as of December 31, 2010 and 2009:

Notes Payable	December 31,			Interest Rate *	Scheduled Maturity *
(Dollars in thousands)	2010		2009
Fixed rate mortgages:	$68,461	(a)	$110,847	7.67%	Oct-2012
	10,457	(b)	10,658	6.12%	Jan-2013
	26,123	(c)	27,533	7.88%	Jan-2013
	16,169	(d)	—	4.67%	Jun-2013
	7,456	(e)	7,694	5.77%	Jul-2013
	14,771	(f)	15,184	5.40%	May-2014
	17,983	(g)	18,506	7.45%	Jun-2015
	36,435	(h)	37,376	6.01%	Feb-2018
	41,047	(i)	42,265	5.88%	Jan-2019
	13,277	(j)	13,671	5.76%	May-2019
	18,331	(k)	18,876	5.62%	Jul-2019
	18,180	(l)	18,702	5.79%	Sep-2019
	16,222	(m)	16,706	5.22%	Jan-2020
	11,905	(n)	12,127	5.60%	May-2020
	10,966	(o)	11,279	5.30%	Jun-2020
	45,190	(p)	—	5.83%	Jul-2020
	9,458	(q)	9,698	5.81%	Feb-2021
	6,588	(r)	6,693	6.01%	Aug-2021
	38,018	(s)	38,625	5.62%	Jun-2022
	11,494	(t)	11,661	6.08%	Sep-2022
	12,343	(u)	12,504	6.43%	Apr-2023
	17,435	(v)	17,977	6.28%	Feb-2024
	18,090	(w)	18,368	7.35%	Jun-2024
	15,659	(x)	15,891	7.60%	Jun-2024
	16,717	(y)	16,923	8.11%	Jul-2024
	32,812	(z)	33,305	7.45%	Jul-2024
	32,560	(aa)	33,000	7.30%	Jan-2025
	17,000	(bb)	—	6.18%	Jan-2026

Total fixed rate	601,147		576,069	6.47%	8.3 Years

Variable rate loans:
Revolving credit facility	—	(cc)	—	LIBOR + 3.725%	Jun-2012
Northrock construction loan	19,409	(dd)	19,118	LIBOR + 3.00%	May-2011
Clarendon construction loan	90,833	(ee)	41,619	LIBOR + 2.50%	Nov-2011

Total variable rate	110,242		60,737	3.08%	0.7 Years

Total notes payable	$711,389		$636,806	5.94%	7.5 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2010. Totals computed using weighted averages.
(a)	The loan is collateralized by seven shopping centers (Seven Corners, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere and Giant) and requires equal monthly principal and interest payments of $734,000 based upon a 25-year amortization schedule and a final payment of $61,960,000 at loan maturity. Principal of $37,973,000 was defeased in conjunction with the Thruway and Ravenwood refinancings and $4,413,000 was amortized during 2010.

(b)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30-year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $201,000 was amortized during 2010.
(c)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,410,000 was amortized during 2010.
(d)	The loan, together with a corresponding interest-rate swap, was assumed with the December 17, 2010 acquisition of Metro Pike Center. On a combined basis, the loan and the swap require interest only payments of $63,000 until August 1, 2011, then equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15,605,000 at loan maturity.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $238,000 was amortized during 2010.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13,278,000 is due at loan maturity. Principal of $413,000 was amortized during 2010.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15,168,000 is due at loan maturity. Principal of $523,000 was amortized during 2010.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $941,000 was amortized during 2010.
(i)	The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $1,218,000 was amortized during 2010.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $394,000 was amortized during 2010.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $545,000 was amortized during 2010.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $522,000 was amortized during 2010.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $484,000 was amortized during 2010.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $222,000 was amortized during 2010.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $313,000 was amortized during 2010.
(p)	The loan and a corresponding interest-rate swap closed on June 30, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34,753,000 at loan maturity. Principal of $410,000 was amortized during 2010.

(q)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $240,000 was amortized during 2010.
(r)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $105,000 was amortized during 2010.
(s)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28,177,000 at loan maturity. Principal of $607,000 was amortized during 2010.
(t)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8,628,000 at loan maturity. Principal of $167,000 was amortized during 2010.
(u)	The loan is collateralized by BJs Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9,305,000 at loan maturity. Principal of $161,000 was amortized during 2010.
(v)	The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule. The loan matures February 1, 2024 at which time a final payment of $6,349,000 will be due. Principal of $542,000 was amortized during 2010.
(w)	The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11,506,000 at loan maturity. Principal of $278,000 was amortized during 2010.
(x)	The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10,060,000 at loan maturity. Principal of $232,000 was amortized during 2010.
(y)	The loan is collateralized by Van Ness Square and requires equal monthly principal and interest payments of $132,000 based upon a 25-year amortization schedule and a final payment of $11,453,000 at loan maturity. Principal of $206,000 was amortized during 2010.
(z)	The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20,926,000 at loan maturity. Principal of $493,000 was amortized during 2010.
(aa)	The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20,478,000 at loan maturity. Principal of $440,000 was amortized during 2010.
(bb)	The loan, closed on December 9, 2010, is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10,065,000 at loan maturity.
(cc)	The loan is an unsecured revolving credit facility totaling $150,000,000. Interest expense is calculated based upon the 1 month LIBOR rate plus a spread of 3.725%. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.
(dd)	The loan is a secured construction loan facility totaling $21,822,000 to fund the development of Northrock shopping center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 3.00%. On May 1, 2011, a portion of the loan balance may be extended two years, at the Company’s option, subject to certain debt coverage requirements.
(ee)	The loan is a secured construction loan facility totaling $157,500,000 to fund the development of Clarendon Center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 2.50%. The loan may be extended for two additional 9-month periods, subject to the satisfaction of certain conditions.

The carrying value of properties collateralizing the mortgage notes payable totaled $831,639,000 and $746,377,000, as of December 31, 2010 and 2009, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2010, the Company was in compliance with all such covenants.

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

2010 Financing Activity

On June 29, 2010, the Company closed on a new 10-year mortgage loan in the amount of $45,600,000, secured by Thruway. The loan matures July 1, 2020, and bears interest at a variable rate equal to the sum of one-month LIBOR and 260 basis points. In conjunction with the financing, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with the above $45,600,000 of variable-rate mortgage debt. The swap agreement was effective June 29, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The Company has designated this agreement as a cash flow hedge for accounting purposes. The critical terms of the interest rate swap match the terms of the variable-rate mortgage debt and, as a result, the hedge has been deemed to be perfectly effective and the arrangement satisfies the criteria for the so-called “short-cut” method of accounting. The Company, therefore, will recognize interest expense on the combined variable-rate debt and the interest-rate swap at the effective fixed rate of 5.83% and will not test the hedge for effectiveness in future periods. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of approximately $289,000, based upon an assumed interest rate of 5.83% and a 25-year principal amortization, and requires a final principal payment of approximately $34,753,000 at maturity.

Prior to the refinancing, Thruway was one of nine properties securing a collateralized mortgage-backed security (CMBS) with an outstanding balance of $108,324,000, an interest rate of 7.67% and due to mature October 2012. In order to release Thruway, the Company defeased $30,179,000 of the outstanding balance at a cost of approximately $4,425,000, using proceeds from the new mortgage financing.

On August 24, 2010, the Company entered into an amendment to its Northrock construction loan to provide an option to extend the loan, which matures May 1, 2011, for two years. The extension is available at the Company’s option subject to notice to the bank, and to a principal repayment in an amount required to cause property operating income to meet certain debt service coverage levels.

On December 9, 2010, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $17,000,000 secured by Ravenwood. The loan matures January 2026, requires monthly interest and principal payments of approximately $111,000 based upon a fixed interest rate of 6.18% and a 25-year principal amortization and requires a final principal payment of approximately $10,065,000 at maturity.

Prior to the refinancing, Ravenwood was one of eight remaining properties securing a CMBS with an outstanding balance of $76,254,000, an interest rate of 7.67% and due to mature October 2012. In order to release Ravenwood, the Company defeased $7,794,000 of the outstanding balance at a cost of approximately $900,000, using proceeds from the new mortgage financing.

On December 17, 2010, the Company purchased Metro Pike Center, a 67,000 square foot retail property located in Rockville, Maryland. In conjunction with the acquisition, the Company assumed a mortgage loan with a principal balance of $16,169,000. The loan matures June 30, 2013, bears interest at a variable rate equal to the sum of one-month LIBOR and 245 basis points. In conjunction with the loan assumption, the Company assumed a corresponding interest rate swap agreement with a $16,169,000 notional amount to manage the interest rate risk associated with the variable-rate mortgage debt. The swap agreement was effective at closing, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. On a combined basis, the loan and the interest-rate swap require interest-only payments of approximately $63,000 until August 1, 2011, equal monthly principal and interest payments of approximately $86,000 based upon a 25-year amortization schedule and a final payment of $15,605,000 at loan maturity.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

In 2010, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $50,556,000, a 9.8% decrease from 2009 FFO available to common shareholders of $56,025,000. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Net income	$43,185	$43,230	$47,666	$45,521	$40,473
Subtract:
Gain on property sale	(3,591)	—	—	—	—
Gain on casualty settlement	(2,475)	(329)	(1,301)	(139)	—
Add:
Real estate depreciation - discontinued operations	103	114	114	—	—
Real estate depreciation and amortization	28,474	28,150	29,669	26,464	25,648

FFO	65,696	71,165	76,148	71,846	66,121
Subtract:
Preferred dividends	(15,140)	(15,140)	(13,453)	(8,000)	(8,000)

FFO available to common shareholders	$50,556	$56,025	$62,695	$63,846	$58,121

Average shares and units used to compute FFO per share	23,793	23,359	23,793	23,185	22,628

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Hunt Club, Smallwood Village Center and Boulevard. The following describes the acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2010, 2009 and 2008.

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company received site plan approval during the third quarter of 2006 to develop a grocery-anchored neighborhood shopping center totaling approximately 125,000 square feet of retail space. A site plan for an additional 35,000 square feet of retail and office space was approved during the fourth quarter of 2007. The Company has completed preliminary site work consisting of clearing, grading and site utility construction. Capital One Bank operates a branch on the site and during 2009, the Company executed a lease with CVS, which is subject to the tenant obtaining site plan and special use permits from Prince William County. It is uncertain whether these lease contingencies will be fulfilled as permit submissions are in progress. If successful, CVS is expected to commence operations in 2012. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 76% leased at December 31, 2010. The Company completed construction during mid-2009 of capital improvements to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The cost of the redevelopment was approximately $6.9 million and the redeveloped center totals approximately 173,000 square feet. During 2010, the Company leased 10,750 square feet of the vacant retail shop space, and 32,000 square feet of retail space and 31,000 square feet of second floor professional office space remaining as of year end 2010.

Hunt Club Corners

On June 1, 2006, the Company purchased for $11.1 million the 101,500 square foot Publix-anchored Hunt Club Corners shopping center located in Apopka, Florida (metropolitan Orlando). The center was 96% leased at December 31, 2010. The Company completed a façade renovation of Hunt Club during 2008 for a total cost of approximately $0.9 million.

Clarendon Center

The Company has substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million, of which approximately $169.3 million has been incurred as of December 31, 2010. A portion of the development costs have been funded with the project’s $157.5 million construction loan, of which $66.7 million remains available to borrow as of December 31, 2010.

The south block consists of 11 floors of residential area (244 units) alongside 8 floors of office space (76,000 square feet), both atop ground floor retail space (29,000 square feet). Space was turned over to the first office tenant whose occupancy began in mid-December, 2010. Improvements for several retail tenants were under construction at year end, and the first retail occupancy occurred in January 2011, when Circa Restaurant opened. The north block consists of 5 floors of office space (95,000 square feet) atop ground floor retail (13,000 square feet). Construction of the north block was nearing completion at year end and the building shell certificate of occupancy was received in early February. As of February 28, 2011, the combined project retail and office space leased was 141,211 square feet, or 66.3%.

On December 26, 2010, tenants began occupancy of the apartments and, as of February 28, 2011, 153 apartments were occupied. As of February 28, 2011, 202 residential leases had been signed (82.8% leased) and additional deposits have been received for non-binding reservations for 19 units.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $26.5 million. As of December 31, 2010, 35,288 square feet of retail space and 1,200 square feet of office space, or approximately 36.1% of the total space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 72.3% of the project was leased at December 31, 2010, including a 52,700 square foot Harris Teeter supermarket store, 13,192 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. The Capital One Bank opened in February 2009 and The Longhorn Steakhouse restaurant opened in July 2010. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million, the majority of which were funded with the $21.8 million construction loan the Company closed in May 2008. Substantial completion of construction was achieved during the first quarter of 2009.

Great Falls Center

On March 28, 2008, the Company completed the acquisition of the Safeway-anchored Great Falls Center located in Great Falls, Virginia. The center was 93% leased at December 31, 2010 and was acquired for a purchase price of $36.6 million, subject to the assumption of a $10.3 million mortgage loan.

BJ’s Wholesale Club

On March 28, 2008, the Company purchased for $21.0 million, the single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia. The center was 100% leased at December 31, 2010.

Marketplace at Sea Colony

On March 28, 2008, the Company purchased for $3.0 million, Marketplace at Sea Colony, located in Bethany Beach, Delaware. The center was 91% leased at December 31, 2010.

Boulevard

During 2008, the Company redeveloped of a portion of the Boulevard shopping center. A vacant pad building previously occupied by a furniture store was demolished, the center’s in-line shop space was expanded by approximately 8,000 square feet for small shop retail and a Capital One Bank pad building was constructed and commenced operations. As of December 31, 2010, all six shop spaces and the bank pad were leased, totaling 11,610 square feet. Substantial completion of construction was achieved during the first quarter of 2009, and total construction and development costs were approximately $2.8 million.

Seven Corners

During 2010, the Company expanded the Seven Corners shopping center by approximately 6.000 square feet. Red Robin Gourmet Burgers opened in November 2010 in a newly-constructed, free-standing building. The Company also completed construction of parking lot, landscaping and site lighting improvements to enhance the common areas.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.6 million, including acquisition costs, approximately 20,000 square feet of retail space located on the east side of Rockville Pike (Route 355), near the White Flint Metro Station in Montgomery County, Maryland. The property, which was fully leased to two tenants at December 31, 2010, is zoned for up to 297,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

Metro Pike Center

On December 17, 2010, the Company purchased for $34.3 million, including acquisition costs, approximately 67,000 square feet of retail space located on the west side of Rockville Pike (Route 355) near the White Flint Metro Station in Montgomery County, Maryland. The property was acquired subject to the assumption of a $16.2 million mortgage loan and a corresponding interest rate swap with a fair value of $0.5 million. The property, which was 87% leased at December 31, 2010 to multiple tenants, is zoned for up to 807,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2010	48	6	7,293,000	1,608,000	92.0%	81.5%
2009	47	5	7,218,000	1,206,000	91.7%	90.6%
2008	45	5	6,988,000	1,206,000	93.9%	95.8%

The 2010 shopping center percentage leased includes recently constructed but not yet fully leased Northrock and Westview Village, which were 72.3% and 36.1% leased as of December 31, 2010, respectively. On a same property basis, shopping center leasing percentages increased to 93.1% from 93.0%. The 2010 mixed-use percentage leased includes Clarendon Center, whose construction was substantially completed at year end 2010 and whose residential component was 43.9% leased and office and retail component was 58.6% leased as of December 31, 2010. Including Clarendon Center, overall mixed-use property leasing percentages decreased to 81.5% from 90.6%. On a comparative same property basis, overall property leasing ended the year at 92.0%, a decrease from 92.7% at year end 2009, a space leased reduction of approximately 55,000 square feet. Shopping center same property leasing was 93.1% and 93.0%, and mixed-use same property leasing was 85.5% and 90.5%, as of December 31, 2010 and 2009, respectively.

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with $45,600,000 of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. In conjunction with the purchase of Metro Pike Center, and the assumption of the related variable-rate mortgage loan, the Company assumed an interest-rate swap agreement with a $16,169,000 notional amount to manage the interest rate risk associated with the loan. The swap agreement was effective as of the closing date, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. The aggregate fair value of these swaps at December 31, 2010 was approximately $1.1 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2010, the Company had variable rate indebtedness totaling $110,242,000. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2010 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $1,102,000, based on those balances. As of December 31, 2010, the Company had fixed-rate indebtedness totaling $601,147,000 with a weighted average interest rate of 6.47%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2010 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $31,931,000.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a	)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP
F-2	(a	)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP
F-3	(b	)	Consolidated Balance Sheets - December 31, 2010 and 2009
F-4	(c	)	Consolidated Statements of Operations - Years ended December 31, 2010, 2009 and 2008.
F-6	(d	)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2010, 2009 and 2008.
F-7	(e	)	Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008.
F-8	(f	)	Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2010 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 7, 2011.

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

Item 14. Principal Accountant Fees and Services

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2010 and 2009 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

(a)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

(b)	Consolidated Balance Sheets - December 31, 2010 and 2009

(c)	Consolidated Statements of Operations - Years ended December 31, 2010, 2009 and 2008

(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2010, 2009 and 2008.

(e)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2010, 2009 and 2008

(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008

(g)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule and Supplementary Data

(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

(b)	Schedule of the Company:

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

(j)

Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(b) to the Company’s Current Report on Form 8-K, dated August 11, 2010, is hereby incorporated by reference. Modification to Revolving Credit Agreement, dated April 30, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Second Modification to Revolving Credit Agreement, dated July 9, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Third Modification to Revolving Credit Agreement, dated July 28, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Fourth Modification to Revolving Credit Agreement dated August 30, 2010, as filed as Exhibit 10.(j) of the

September 30, 2010 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Construction Loan Agreement, dated as of May 14, 2008, by and among Saul Holdings Limited Partnership, U.S. Bank National Association, as agent, and the lenders party to or who become party to such agreement, as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

(p)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10.(c) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

21.	Subsidiaries of Saul Centers, Inc. is filed herewith.

23.	Consent of Ernst & Young LLP, Independent Public Accountants is filed herewith.

24.	Power of Attorney (included on signature page).

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: March 3, 2011	/s/ B. FRANCIS SAUL II
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

Date: March 3, 2011	/s/ B. FRANCIS SAUL III
B. Francis Saul III, President and Director

Date: March 3, 2011	/s/ PHILIP D. CARACI
Philip D. Caraci, Vice Chairman

Date: March 3, 2011	/s/ SCOTT V. SCHNEIDER
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date: March 3, 2011	/s/ JOEL A. FRIEDMAN
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date: March 3, 2011	/s/ JOHN E. CHAPOTON
John E. Chapoton, Director

Date: March 3, 2011	/s/ GILBERT M. GROSVENOR
Gilbert M. Grosvenor, Director

Date: March 3, 2011	/s/ PHILIP C. JACKSON JR.
Philip C. Jackson Jr., Director

Date: March3, 2011	/s/ DAVID B. KAY
David B. Kay, Director

Date: March 3, 2011	/s/ GENERAL PAUL X. KELLEY
General Paul X. Kelley, Director

Date: March 3, 2011	/s/ CHARLES R. LONGSWORTH
Charles R. Longsworth, Director

Date: March 3, 2011	/s/ PATRICK F. NOONAN
Patrick F. Noonan, Director

Date: March 3, 2011	/s/ MARK SULLIVAN III
Mark Sullivan III, Director

Date: March 3, 2011	/s/ JAMES W. SYMINGTON
James W. Symington, Director

Date: March 3, 2011	/s/ JOHN R. WHITMORE
John R. Whitmore, Director

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
McLean, Virginia
March 3, 2011

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Saul Centers, Inc. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 3, 2011

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2010	2009
Assets
Real estate investments
Land	$275,044	$223,193
Buildings and equipment	870,143	740,442
Construction in progress	78,849	147,589

	1,224,036	1,111,224
Accumulated depreciation	(296,786)	(276,310)

	927,250	834,914
Cash and cash equivalents	12,968	20,607
Accounts receivable and accrued income, net	36,417	37,503
Deferred leasing costs, net	17,835	15,609
Prepaid expenses, net	3,024	3,096
Deferred debt costs, net	7,192	7,537
Other assets	9,202	6,308

Total assets	$1,013,888	$925,574

Liabilities
Mortgage notes payable	$601,147	$576,069
Construction loans payable	110,242	60,737
Dividends and distributions payable	12,415	12,220
Accounts payable, accrued expenses and other liabilities	23,544	23,395
Deferred income	26,727	27,090

Total liabilities	774,075	699,511

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 18,557,059 and 18,012,416 shares issued and outstanding, respectively	186	180
Additional paid-in capital	189,787	169,363
Accumulated deficit	(128,926)	(124,167)
Accumulated other comprehensive loss	(419)	—

Total Saul Centers, Inc. stockholders’ equity	239,956	224,704
Noncontrolling interest	(143)	1,359

Total stockholders’ equity	239,813	226,063

Total liabilities and stockholders’ equity	$1,013,888	$925,574

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2008
Revenue
Base rent	$126,518	$125,727	$124,881
Expense recoveries	29,534	29,442	29,042
Percentage rent	1,458	1,326	1,509
Other	6,036	4,473	4,756

Total revenue	163,546	160,968	160,188

Operating expenses
Property operating expenses	23,198	21,301	19,773
Provision for credit losses	1,337	919	1,113
Real estate taxes	17,793	17,754	16,597
Interest expense and amortization of deferred debt costs	34,958	34,689	34,278
Depreciation and amortization of deferred leasing costs	28,474	28,150	29,669
General and administrative	13,968	12,956	12,321

Total operating expenses	119,728	115,769	113,751

Operating income	43,818	45,199	46,437
Loss on early extinguishment of debt	(5,405)	(2,210)	—
Gain on casualty settlement	2,475	329	1,301
Acquisition related costs	(1,179)	—	—

Income from continuing operations	39,709	43,318	47,738

Discontinued Operations:
Loss from operations of property sold	(115)	(88)	(72)
Gain on sale of property	3,591	—	—

Income (loss) from discontinued operations	3,476	(88)	(72)

Net Income	43,185	43,230	47,666
Noncontrolling interest
Income attributable to noncontrolling interests	(6,422)	(6,517)	(7,972)

Net income attributable to Saul Centers, Inc.	36,763	36,713	39,694
Preferred dividends	(15,140)	(15,140)	(13,453)

Net income available to common stockholders	$21,623	$21,573	$26,241

Per share net income available to common stockholders
Basic:
Continuing Operations	$0.99	$1.20	$1.47
Discontinued operations, including gain on sale of real estate	0.19	0.00	0.00

	$1.18	$1.20	$1.47

Diluted:
Continuing Operations	$0.99	$1.20	$1.46
Discontinued operations, including gain on sale of real estate	0.19	0.00	0.00

	$1.18	$1.20	$1.46

Dividends declared per common share outstanding	$1.44	$1.50	$1.80

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)	For The Year Ended December 31,
	2010	2009	2008
Net income	$43,185	$43,230	$47,666
Other comprehensive income (loss)
Unrealized loss on cash flow hedge	(543)	0	0

Comprehensive income	42,642	43,230	47,666
Comprehensive income attributable to noncontrolling interests	(6,298)	(6,517)	(7,972)

Comprehensive income attributable to Saul Centers, Inc.	36,344	36,713	39,694
Preferred dividends	(15,140)	(15,140)	(13,453)

Comprehensive income available to common stockholders	$21,204	$21,573	$26,241

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2007	$100,000	$178	$161,618	$(113,017)	$—	$148,779	$4,745	$153,524
Issuance of 31,731 shares of Series B preferred stock	79,328	—	(3,007)	—	—	76,321	—	76,321
Issuance of 115,685 shares of common stock: 83,820 shares due to dividend reinvestment plan	—	1	3,940	—	—	3,941	—	3,941
31,865 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	1,727	—	—	1,727	—	1,727
Net income	—	—	—	39,694	—	39,694	7,972	47,666
Preferred stock distributions::
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(3,668)	—	(3,668)	—	(3,668)
Common stock distributions	—	—	—	(25,122)	—	(25,122)	(7,638)	(32,760)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.39/share) and distributions payable partnership units ($0.39/share)	—	—	—	(6,967)	—	(6,967)	(2,112)	(9,079)

Balance, December 31, 2008	179,328	179	164,278	(118,865)	—	224,920	2,967	227,887
Issuance of 149,202 shares of common stock: 136,447 shares due to dividend reinvestment plan	—	1	4,136	—	—	4,137	—	4,137
12,755 shares due to employee stock options and directors’ deferred stock plan and stock option awards	—	—	949	—	—	949	—	949
Net income	—	—	—	36,713		36,713	6,517	43,230
Preferred stock distributions::					—
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)		(5,355)	—	(5,355)
Common stock distributions	—	—	—	(20,390)	—	(20,390)	(6,175)	(26,565)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)		(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/share)	—	—	—	(6,485)		(6,485)	(1,950)	(8,435)

Balance, December 31, 2009	179,328	180	169,363	(124,167)	—	224,704	1,359	226,063
Issuance of 544,643 shares of common stock:
426,847 shares pursuant to dividend reinvestment plan	—	4	16,696	—	—	16,700	—	16,700
117,796 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	2	3,728	—	—	3,730	—	3,730
Net income	—	—	—	36,763		36,763	6,422	43,185
Unrealized loss on cash flow hedge	—	—	—	—	(419)	(419)	(124)	(543)
Preferred stock distributions::					—
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)		(5,355)	—	(5,355)
Common stock distributions	—	—	—	(19,701)	—	(19,701)	(5,850)	(25,551)
Distributions payable preferred stock:						—
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,681)	—	(6,681)	(1,950)	(8,631)

Balance, December 31, 2010	$179,328	$186	$189,787	$(128,926)	$(419)	$239,956	$(143)	$239,813

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$43,185	$43,230	$47,666
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on casualty settlement, continuing operations	(2,475)	(329)	(1,301)
Gain on sale of property, discontinued operations	(3,591)	—	—
Depreciation and amortization of deferred leasing costs	28,576	28,264	29,783
Amortization of deferred debt costs	1,467	2,004	1,162
Non cash compensation costs of stock grants and options	951	901	1,125
Provision for credit losses	1,337	919	1,113
(Increase) decrease in accounts receivable and accrued income	703	(820)	(3,850)
Increase in deferred leasing costs	(4,902)	(3,061)	(3,382)
(Increase) decrease in prepaid expenses	72	(115)	(410)
(Increase) decrease in other assets	(2,894)	(3,411)	2,531
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	1,069	1,278	(698)
Increase (Decrease) in deferred income	(611)	165	(638)

Net cash provided by operating activities	62,887	69,025	73,101

Cash flows from investing activities:
Acquisitions of real estate investments, net (1)	(32,747)	—	(63,406)
Additions to real estate investments	(6,573)	(7,256)	(9,986)
Additions to development and redevelopment activities	(68,867)	(73,464)	(42,513)
Proceeds from casualty settlement	1,816	251	835
Proceeds from sale of property	8,132	—	—

Net cash used in investing activities	(98,239)	(80,469)	(115,070)

Cash flows from financing activities:
Proceeds from mortgage notes payable	62,600	119,882	29,775
Repayments on mortgage notes payable	(53,691)	(92,078)	(16,585)
Proceeds from revolving credit facility	—	30,000	19,000
Repayments on revolving credit facility	—	(30,000)	(27,000)
Proceeds from construction loans payable	49,505	41,507	19,230
Additions to deferred debt costs	(1,054)	(3,666)	(773)
Proceeds from the issuance of:
Series B preferred stock, net of issuance costs	—	—	76,321
Common stock	19,479	4,185	4,543
Distributions to:
Series A preferred stockholders	(8,000)	(8,000)	(8,000)
Series B preferred stockholders	(7,140)	(7,140)	(3,668)
Common stockholders	(26,186)	(27,358)	(33,450)
Noncontrolling interest	(7,800)	(8,287)	(10,183)

Net cash provided by financing activities	27,713	19,045	49,210

Net increase (decrease) in cash and cash equivalents	(7,639)	7,601	7,241
Cash and cash equivalents, beginning of period	20,607	13,006	5,765

Cash and cash equivalents, end of period	$12,968	$20,607	$13,006

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,678	$40,973	$37,179

Supplemental discussion of non-cash investing and financing activities:

(1)	The 2008 real estate acquisition costs of $63,406 are presented exclusive of a mortgage loan assumed of $10,349.

The 2010 real estate acquisition costs of $32,747 are presented exclusive of a mortgage loan assumed of $16,169 with a $546 swap fair value

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

Formation and Structure of Company

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships”, and collectively with the Operating Partnership, the “Partnerships”), shopping center and mixed-used properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired and/or developed by the Company since January 1, 2008.

Name of Property	Location	Type	Date of Acquisition/ Development
Acquisitions
Great Falls Shopping Center	Great Falls, VA	Shopping Center	2008
BJ’s Wholesale Club	Alexandria, VA	Shopping Center	2008
Marketplace at Sea Colony	Bethany Beach, DE	Shopping Center	2008
11503 Rockville Pike	Rockville, MD	Shopping Center	2010
Metro Pike Center	Rockville, MD	Shopping Center	2010
Developments
Ashland Square Phase I	Manassas, VA	Shopping Center	2007/08
Northrock	Warrenton, VA	Shopping Center	2009
Westview Village	Frederick, MD	Shopping Center	2009
Clarendon Center	Arlington, VA	Mixed-Use	2010

As of December 31, 2010, the Company’s properties (the “Current Portfolio Properties”) consisted of 48 shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and apartment uses (the “Mixed-Use Properties”) and two (non-operating) development properties.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Basis of Presentation

The accompanying financial statements are presented on the historical cost basis of The Saul Organization because of affiliated ownership and common management and because the assets and liabilities were the subject of a business combination with the Operating Partnership, the Subsidiary Partnerships and Saul Centers, all newly formed entities with no prior operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2010, thirty-two of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.3%), a tenant at seven Shopping Centers, Safeway (3.1%), a tenant at eight Shopping Centers and Capital One Bank (2.8%), a tenant at twenty properties, and one office tenant, the United States Government (2.7%), a tenant at six properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their fair values. The Company estimates the fair value of buildings on an as-if–vacant basis upon acquisition and then subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company estimates the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the in-place lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company estimates the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair values of the

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. Acquisition-related transaction costs are expensed as incurred.

If there is an event or change in circumstance that indicates the value of a real estate investment property may be impaired, the Company prepares an analysis to assess that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2010, 2009 or 2008.

Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $7,196,000, $5,989,000 and $4,159,000, for 2010, 2009 and 2008, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvement. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2010, 2009 and 2008 was $24,839,000, $23,911,000, and $24,761,000, respectively. Repairs and maintenance expense totaled $11,975,000, $10,111,000, and $9,106,000, for 2010, 2009 and 2008, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the initial term of the lease or remaining initial term of acquired leases. Collectively, deferred leasing costs totaled $16,755,000 and $15,609,000, net of accumulated amortization of approximately $14,968,000 and $14,889,000, as of December 31, 2010 and 2009, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled approximately $3,739,000, $4,353,000 and $5,022,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Construction in Progress

Construction in progress includes preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2010 and 2009 are as follows:

	December 31,
(In thousands)	2010	2009
Clarendon Center	$78,103	$115,810
Northrock	—	11,910
Westview Village	—	18,730
Other	746	1,139

Total	$78,849	$147,589

As of December 31, 2009, construction in progress included costs related to 100%, 36% and 85% of the leasable area at Clarendon Center, Northrock and Westview Village, respectively. During 2010, the apartments at Clarendon Center and the remaining leasable area at Northrock and Westview Village were placed into operation and associated costs were reclassified to land and buildings. As of December 31, 2010, construction in progress included 100% of the costs incurred to date related to the commercial space at Clarendon Center.

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $898,000 and $1,265,000, at December 31, 2010 and 2009, respectively.

	Year ended December 31,
(In thousands)	2010	2009	2008
Beginning Balance	$1,265	$914	$387
Provision for Credit Losses	1,337	919	1,113
Charge-offs	(1,704)	(568)	(586)

Ending Balance	$898	$1,265	$914

In addition to rents due currently, accounts receivable also includes $27,227,000 and $27,154,000, at December 31, 2010 and 2009, respectively, net of allowance for doubtful accounts totaling $576,000 and $15,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2010 are held in non-interest bearing accounts at various banks.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7,192,000 and $7,537,000, net of accumulated amortization of $5,367,000 and $5,161,000, at December 31, 2010 and 2009, respectively.

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

Discontinued Operations

During 2010, the Company sold its Lexington property for $8,132,000 and recognized a gain of $3,591,000. The results of operations for the Lexington property for the years ended December 31, 2010, 2009 and 2008 are shown in the statements of operations as “(Loss) from operations of sold property.” The portion of the discontinued operations attributable to Saul Centers for the year ended December 31, 2010 is $2,680,000. The Company has no other discontinued operations.

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

As of December 31, 2010, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2010, 2009 and 2008. The tax basis of the Company’s real estate investments was approximately $798,927,000 and $750,188,000, as of December 31, 2010 and 2009, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2005.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and terminates in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2010, 231,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2010, 2009 and 2008. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $101,000, $85,000 and $120,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 77.4% common interest as of December 31, 2010. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by The Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2010, 2009 and 2008 certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	December 31,
(Shares in thousands)	2010	2009	2008

Weighted average common shares outstanding - Basic	18,267	17,904	17,816
Effect of dilutive options	110	39	145

Weighted average common shares outstanding - Diluted	18,377	17,943	17,961

Average share price	$40.87	$30.63	$45.98

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. Upon determination that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements.

Reclassifications

Certain reclassifications have been made to prior year and prior quarter information to conform to the presentation used for the three-months and year ended December 31, 2010.

3. REAL ESTATE ACQUIRED

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

BJ’s Wholesale Club

On March 28, 2008, the Company purchased for $21.0 million a single tenant property anchored by BJ’s Wholesale Club, located in Alexandria, Virginia.

Marketplace at Sea Colony

On March 28, 2008, the Company purchased for $3.0 million Marketplace at Sea Colony, located in Bethany Beach, Delaware.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.1 million a retail property located in Rockville, Maryland, and incurred acquisition costs of $0.5 million.

Metro Pike Center

On December 17, 2010, the Company purchased for $33.6 million (including the assumption of a $16.2 million mortgage loan and a related interest-rate swap with a value of $0.5 million) the Metro Pike Center located in Rockville, Maryland, and incurred acquisition costs of $0.7 million. As of the date of acquisition, management determined the fair value of the mortgage loan was equaled its outstanding balance because the terms of the loan were market terms.

Allocation of Purchase Price of Real Estate Acquired

The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their fair values. See Note 2. Significant Accounting Policies-Real Estate Investment Properties. Of the combined $61,100,000 total cost of the operating property acquisitions in 2008, which excludes amounts related to acquisitions of undeveloped land, which includes the properties’ purchase price and closing costs, a total of $2,351,000 was allocated to lease intangible assets and included in lease acquisition costs at December 31, 2008. The lease intangible assets are being

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

amortized over the remaining periods of the leases acquired, a weighted average term of 16 years. The values of below market leases, totaling $8,724,000, are being amortized over a weighted average term of 20 years, and are included in deferred income. The values of above market leases, totaling $148,000, are being amortized over a weighted average term of 5 years, and are included as a deferred asset in accounts receivable.

During 2010, the Company purchased two properties at an aggregate cost of $48.7 million, including an assumed mortgage loan with an unpaid principal balance of $16.2 million and a corresponding interest-rate swap with a value of $0.5 million, and incurred acquisition costs of $1.2 million. Of the total purchase price, $248,000 was allocated to below market leases which is included in deferred income and is being accreted to income over the lives of the underlying leases and $100,000 was allocated to above market leases, which is included as a deferred asset in accounts receivable and is being amortized against income over the lives of the underlying leases.

The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2010 and 2009 was $14,816,000 and $13,736,000, respectively, and accumulated amortization was $11,458,000 and $10,711,000, respectively. Amortization expense totaled $747,000, $1,205,000, and $1,908,000, for the years ended December 31, 2010, 2009 and 2008, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2010 and 2009 was $18,650,000 and $18,402,000, respectively, and accumulated amortization was $5,560,000 and $4,474,000, respectively. Accretion income totaled $1,086,000, $1,323,000, and $1,552,000, for the years ended December 31, 2010, 2009 and 2008, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2010 and 2009 was $974,000 and $874,000, respectively, and accumulated amortization was $808,000 and $746,000, respectively. Amortization expense totaled $62,000, $76,000, and $106,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases	Total
2011	$(712)	$(60)	$970	$198
2012	(508)	(52)	822	262
2013	(394)	(37)	749	318
2014	(274)	(17)	730	439
2015	(200)	—	708	508
Thereafter	(1,270)	—	9,111	7,841

Total	$(3,358)	$(166)	$13,090	$9,566

The results of operations of the acquired properties are included in the consolidated statements of operations as of the acquisition date. The following unaudited pro-forma condensed consolidated statements of operations set forth the consolidated results of operations for the year ended December 31, 2008, as if the properties acquired in 2008 had been acquired on January 1, 2008. The impact of the 2010 acquisitions and disposition is not material and pro-forma information is not provided. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the year ended December 31, 2008.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)	Year ended December 31, 2008
Real estate revenue	$161,610
Net income available to common shareholders	$26,337
Net income per common share - basic	$1.48
Net income per common share - diluted	$1.47

4. NONCONTROLLING INTEREST - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization holds a 22.6% limited partnership interest, represented by 5,416,000 convertible limited partnership units in the Operating Partnership, as of December 31, 2010. These limited partnership units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”).

The impact of The Saul Organization’s 22.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2010, 2009 and 2008, were 23,793,000, 23,359,000, and 23,377,000, respectively.

5. MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS

The Company’s outstanding debt totaled $711,389,000 at December 31, 2010, of which $601,147,000 was fixed rate debt and $110,242,000 was variable rate debt. At December 31, 2009, outstanding debt totaled $636,806,000, of which $576,069,000 was fixed rate debt and $60,737,000 was variable rate debt. At December 31, 2010, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects, with no outstanding borrowings. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2010, approximately $138.8 million was available under the line and approximately $177,000 was committed for letters of credit. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of December 31, 2010, operating income from the unencumbered properties determined the interest rate for up to $104,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $35,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,705,000 of the $19,409,000 outstanding at December 31, 2010) and the Clarendon Center construction loan (approximately $90,833,000 outstanding at December 31, 2010). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center mortgage and 25% of the Metro Pike Center loan (approximately $4.0 million of the $16.2 million outstanding at December 31, 2010), which are guaranteed by Saul Centers.

On April 30, 2009, the Company entered into a Modification Agreement, in effect until August 1, 2009, which reduced the Debt Service Coverage ratio under its Line of Credit from 1.6x to 1.5x. The interest rate for borrowings under the line of credit that are based on the Company’s leverage was increased to LIBOR plus 3.725%,

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

with a LIBOR floor of 1.50%, from LIBOR plus 1.475%. The maximum availability under the Line of Credit was reduced to $120,000,000 from $150,000,000. On July 9, 2009, the Company entered into a Second Modification Agreement which extended the maturity date of the facility to June 30, 2012 from December 19, 2010, with an option for the Company to extend for one additional year subject to the Company’s satisfaction of certain conditions. The modification reduced the interest expense coverage ratio to 2.2x from 2.5x, reduced the debt service coverage to 1.4x from 1.5x (and recharacterized the test as fixed charge coverage) and created a new debt service coverage (exclusive of preferred stock dividends) of 1.6x. On July 28, 2009, Company entered into a Third Modification Agreement increasing the maximum availability under the facility to $150,000,000 from $120,000,000 with the addition of a fourth lender. Also in July 2009, the Company repaid the full outstanding balance of $15,000,000 on the unsecured revolving credit facility.

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

On June 29, 2010, the Company closed on a new 10-year mortgage loan in the amount of $45,600,000, secured by Thruway. The loan matures July 1, 2020, bears interest at a variable rate equal to the sum of one-month LIBOR and 260 basis points. In conjunction with the financing, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with the above $45,600,000 of variable-rate mortgage debt. The swap agreement was effective June 29, 2010, terminates on July 1,

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The Company has designated this agreement as a cash flow hedge for accounting purposes. The critical terms of the interest rate swap match the terms of the variable-rate mortgage debt and, as a result, the hedge has been deemed to be perfectly effective and the arrangement satisfies the criteria for the so-called “short-cut” method of accounting. The Company, therefore, will recognize interest expense on the variable-rate debt at the effective fixed rate of 5.83% and will not test the hedge for effectiveness in future periods. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,081, based upon an assumed interest rate of 5.83% and a 25-year principal amortization, and requires a final principal payment of approximately $34,753,000 at maturity.

Prior to the refinancing, Thruway was one of nine properties securing a collateralized mortgage-backed security (CMBS) with an outstanding balance of $108,324,000, an interest rate of 7.67% and due to mature October 2012. In order to release Thruway, the Company defeased $30,179,000 of the outstanding balance at a cost of approximately $4,425,000, using proceeds from the new mortgage financing.

On August 24, 2010, the Company entered into an amendment to its Northrock construction loan to provide an option to extend the loan, which matures May 1, 2011, for two years. The extension is available at the Company’s option subject to notice to the bank, and to a principal repayment in an amount required to cause property operating income to meet certain debt service coverage levels.

On December 9, 2010, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $17,000,000 secured by Ravenwood. The loan matures January 2026, requires monthly interest and principal payments of $111,409 based upon a fixed interest rate of 6.18% and a 25-year principal amortization and requires a final principal payment of approximately $10,065,000 at maturity.

Prior to the refinancing, Ravenwood was one of eight remaining properties securing a CMBS with an outstanding balance of $76,254,000, an interest rate of 7.67% and due to mature October 2012. In order to release Ravenwood, the Company defeased $7,794,000 of the outstanding balance at a cost of approximately $900,000, using proceeds from the new mortgage financing.

On December 17, 2010, the Company purchased Metro Pike Center, a 62,000 square foot retail property located in Rockville, Maryland. In conjunction with the acquisition, the Company assumed a mortgage loan with a principal balance of $16,169,000. The loan matures June 30, 2013, bears interest at a variable rate equal to the sum of one-month LIBOR and 245 basis points. In conjunction with the loan assumption, the Company assumed a corresponding interest rate swap agreement with a $16,169,000 notional amount to manage the interest rate risk associated with the variable-rate mortgage debt. The swap agreement was effective at closing, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. Although the swap is an effective hedge of the loan, the Company elected not to designate this agreement as a hedge for accounting purposes. Interest expense on the loan will be recognized at its variable interest rate. The swap agreement will be carried at its fair value with changes in fair value recognized in Other Revenue as they occur. On a combined basis, the loan and the interest-rate swap require interest-only payments of $62,925, based upon an assumed interest rate of 4.67% until August 1, 2011, followed by equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15,605,000 at loan maturity.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2010 and 2009:

Notes Payable	December 31,			Interest	Scheduled
(Dollars in thousands)	2010		2009	Rate *	Maturity *
Fixed rate mortgages:	$68,461	(a)	$110,847	7.67%	Oct-2012
	10,457	(b)	10,658	6.12%	Jan-2013
	26,123	(c)	27,533	7.88%	Jan-2013
	16,169	(d)	—	4.67%	Jun-2013
	7,456	(e)	7,694	5.77%	Jul-2013
	14,771	(f)	15,184	5.40%	May-2014
	17,983	(g)	18,506	7.45%	Jun-2015
	36,435	(h)	37,376	6.01%	Feb-2018
	41,047	(i)	42,265	5.88%	Jan-2019
	13,277	(j)	13,671	5.76%	May-2019
	18,331	(k)	18,876	5.62%	Jul-2019
	18,180	(l)	18,702	5.79%	Sep-2019
	16,222	(m)	16,706	5.22%	Jan-2020
	11,905	(n)	12,127	5.60%	May-2020
	10,966	(o)	11,279	5.30%	Jun-2020
	45,190	(p)	—	5.83%	Jul-2020
	9,458	(q)	9,698	5.81%	Feb-2021
	6,588	(r)	6,693	6.01%	Aug-2021
	38,018	(s)	38,625	5.62%	Jun-2022
	11,494	(t)	11,661	6.08%	Sep-2022
	12,343	(u)	12,504	6.43%	Apr-2023
	17,435	(v)	17,977	6.28%	Feb-2024
	18,090	(w)	18,368	7.35%	Jun-2024
	15,659	(x)	15,891	7.60%	Jun-2024
	16,717	(y)	16,923	8.11%	Jul-2024
	32,812	(z)	33,305	7.45%	Jul-2024
	32,560	(aa)	33,000	7.30%	Jan-2025
	17,000	(bb)	—	6.18%	Jan-2026

Total fixed rate	601,147		576,069	6.47%	8.3 Years

Variable rate loans:
Revolving credit facility	—	(cc)	—	LIBOR + 3.725%	Jun-2012
Northrock construction loan	19,409	(dd)	19,118	LIBOR + 3.00%	May-2011
Clarendon construction loan	90,833	(ee)	41,619	LIBOR + 2.50%	Nov-2011

Total variable rate	110,242		60,737	3.08%	0.7 Years

Total notes payable	$711,389		$636,806	5.94%	7.5 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2010. Totals computed using weighted averages.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(a)	The loan is collateralized by seven shopping centers (Seven Corners, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere and Giant) and requires equal monthly principal and interest payments of $734,000 based upon a 25-year amortization schedule and a final payment of $61,960,000 at loan maturity. Principal of $37,973,000 was defeased in conjunction with the Thruway and Ravenwood refinancings and $4,413,000 was amortized during 2010.
(b)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30-year amortization schedule and a final payment of $10,071,000 at loan maturity. Principal of $201,000 was amortized during 2010.
(c)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $22,961,000 at loan maturity. Principal of $1,410,000 was amortized during 2010.
(d)	The loan, together with a corresponding interest-rate swap, was assumed with the December 17, 2010 acquisition of Metro Pike Center. On a combined basis, the loan and the interest-rate swap require interest only payments of $63,000 until August 1, 2011, then equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15,605,000 at loan maturity.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6,830,000 at loan maturity. Principal of $238,000 was amortized during 2010.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13,278,000 is due at loan maturity. Principal of $413,000 was amortized during 2010.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15,168,000 is due at loan maturity. Principal of $523,000 was amortized during 2010.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28,012,000 at loan maturity. Principal of $941,000 was amortized during 2010.
(i)	The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28,393,000 at loan maturity. Principal of $1,218,000 was amortized during 2010.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $8,985,000 at loan maturity. Principal of $394,000 was amortized during 2010.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,288,000 at loan maturity. Principal of $545,000 was amortized during 2010.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12,192,000 at loan maturity. Principal of $522,000 was amortized during 2010.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10,568,000 at loan maturity. Principal of $484,000 was amortized during 2010.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9,149,000 at loan maturity. Principal of $222,000 was amortized during 2010.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7,075,000 at loan maturity. Principal of $313,000 was amortized during 2010.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(p)	The loan, and a corresponding interest-rate swap, closed on June 30, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34,753,000 at loan maturity. Principal of $410,000 was amortized during 2010.
(q)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6,102,000 at loan maturity. Principal of $240,000 was amortized during 2010.
(r)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5,018,000 at loan maturity. Principal of $105,000 was amortized during 2010.
(s)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28,177,000 at loan maturity. Principal of $607,000 was amortized during 2010.
(t)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8,628,000 at loan maturity. Principal of $167,000 was amortized during 2010.
(u)	The loan is collateralized by BJs Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9,305,000 at loan maturity. Principal of $161,000 was amortized during 2010.
(v)	The loan is collateralized by Great Falls Center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule. The loan matures February 1, 2024 at which time a final payment of $6,349,000 will be due. Principal of $542,000 was amortized during 2010.
(w)	The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11,506,000 at loan maturity. Principal of $278,000 was amortized during 2010.
(x)	The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10,060,000 at loan maturity. Principal of $232,000 was amortized during 2010.
(y)	The loan is collateralized by Van Ness Square and requires equal monthly principal and interest payments of $132,000 based upon a 25-year amortization schedule and a final payment of $11,453,000 at loan maturity. Principal of $206,000 was amortized during 2010.
(z)	The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20,926,000 at loan maturity. Principal of $493,000 was amortized during 2010.
(aa)	The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20,478,000 at loan maturity. Principal of $440,000 was amortized during 2010.
(bb)	The loan, closed on December 9, 2010, is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10,065,000 at loan maturity.
(cc)	The loan is an unsecured revolving credit facility totaling $150,000,000. Interest expense is calculated based upon the 1 month LIBOR rate plus a spread of 3.725%. The line may be extended one year with payment of a fee of 1/4% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.
(dd)	The loan is a secured construction loan facility totaling $21,822,000 to fund the development of Northrock shopping center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 3.00%. On May 1, 2011, a portion of the loan balance may be extended two years, at the Company’s option, subject to certain debt coverage requirements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(ee)	The loan is a secured construction loan facility totaling $157,500,000 to fund the development of Clarendon Center. Interest charges are funded by the construction loan and are calculated based upon the 1 month LIBOR rate plus a spread of 2.50%. The loan may be extended for two additional 9-month periods, subject to the satisfaction of certain conditions.

The carrying value of the properties collateralizing the mortgage notes payable totaled $831,639,000 and $746,377,000, as of December 31, 2010 and 2009, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance s of December 31, 2010.

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

Notes payable at December 31, 2010 and 2009, totaling $104,583,000 and $138,381,000, respectively, are guaranteed by members of The Saul Organization. As of December 31, 2010, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule
(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2011	$110,242	(a)	$16,538	$126,780
2012	61,960		16,788	78,748
2013	55,252		12,665	67,917
2014	13,218		12,685	25,903
2015	15,074		12,853	27,927
2016	—		13,315	13,315
Thereafter	298,597		72,202	370,799

	$554,346		$157,043	$711,389

(a)	Represents the Clarendon Center and Northrock construction loan balances as of December 31, 2010.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Interest Expense and Amortization of Deferred Debt Costs

(Dollars in thousands)	Year ended December 31,
	2010	2009	2008
Interest incurred	$40,687	$38,992	$37,275
Amortization of deferred debt costs	1,467	1,323	1,162
Revolving credit line amendment	—	363	—
Capitalized interest	(7,196)	(5,989)	(4,159)

	$34,958	$34,689	$34,278

The Company incurred and capitalized as construction in progress deferred debt costs related to the Clarendon Center and Northrock construction loans of approximately $46,000 and $2.4 million, during 2009 and 2008, respectively. No deferred debt costs were capitalized during 2010.

6. LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2010, 2009 and 2008, amounted to $126,518,000, $125,727,000 and $124,881,000, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2011	$125,278
2012	109,889
2013	91,885
2014	72,126
2015	55,251
Thereafter	277,988

$732,417

The majority of the leases also provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2010, 2009 and 2008 amounted to $29.5 million, $29.4 million and $29.0 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.5 million, $1.3 million and $1.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

7. LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $169,000, $165,000, and $164,000, for the years ended December 31, 2010, 2009 and 2008, respectively. The future minimum rental commitments under these ground leases are as follows:

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

	Year ending December 31,
(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Beacon Center	$53	$60	$60	$60	$60	$2,780	$3,073
Olney	56	56	56	56	56	3,985	4,265
Southdale	60	60	60	60	60	3,125	3,425

Total	$169	$176	$176	$176	$176	$9,890	$10,763

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

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The 10-year lease, which commenced in March 2002, provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2010, 2009 and 2008 was $893,000, $835,000, and $813,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 reflect noncontrolling interest of $6,422,000, $6,517,000 and $7,972,000, respectively, representing The Saul Organization’s share of the net income for the year.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $444,000, $426,000 and $381,000, for 2010, 2009 and 2008, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2010, 2009 and 2008, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $213,000, $244,000, and $203,000, for the years ended December 31, 2010, 2009 and 2008, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1,623,000 and $1,371,000, at December 31, 2010 and 2009, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2010, 2009 and 2008, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $6,513,000, $5,804,000 and $5,188,000, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2010 and 2009, accounts payable, accrued expenses and other liabilities included $606,000 and $525,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $324,000, $314,000 and $418,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares from incentive stock options and 125,000 shares from nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”), which expire on April 25, 2014. The officers’ 2004 Options vested 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $25.78 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $360,000, of which $293,000 and $67,000 were the values assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $67,000 was expensed as of the date of grant. The expense of the officers’ options was recognized as compensation expense monthly during the four years the options vest.

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares from incentive stock options and 127,000 shares from nonqualified stock options) to twelve Company officers and to twelve Company directors (the “2005 Options”), which expire on May 5, 2015. The officers’ 2005 Options vested 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $33.22 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2005 Options to be $484,500, of which $413,400 and $71,100 were the values assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $71,100 was expensed as of the date of grant. The expense of the officers’ options was recognized as compensation expense monthly during the four years the options vest.

Effective May 1, 2006, the Compensation Committee granted options to purchase a total of 30,000 shares (all nonqualified stock options) to twelve Company directors (the “2006 Options”), which were immediately exercisable and expire on April 30, 2016. The exercise price of $40.35 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2006 Options to be $143,400. Because the directors’ options vested immediately, the entire $143,400 was expensed as of the date of grant. No options were granted to the Company’s officers in 2006.

Effective April 27, 2007, the Compensation Committee granted options to purchase a total of 165,000 shares (27,560 shares from incentive stock options and 137,440 shares from nonqualified stock options) to thirteen Company officers and twelve Company Directors (the “2007 options”), which expire on April 26, 2017. The officers’ 2007 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $54.17 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2007 Options to be $1,544,148, of which $1,258,848 and $285,300 were the values assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $285,300 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.

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

Effective April 24, 2009, the Compensation Committee granted options to purchase a total of 32,500 shares (all nonqualified stock options) to thirteen Company directors (the “2009 Options”), which were immediately exercisable and expire on April 23, 2019. The exercise price of $32.68 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2009 Options to be $222,950. Because the directors’ options vested immediately, the entire $222,950 was expensed as of the date of grant. No options were granted to the Company’s officers in 2009.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Effective May 7, 2010, the Compensation Committee granted options to purchase a total of 32,500 shares (all nonqualified stock options) to thirteen Company directors (the “2010 Options”), which were immediately exercisable and expire on May 6, 2020. The exercise price of $38.76 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2010 Options to be $287,950. Because the directors’ options vested immediately, the entire $287,950 was expensed as of the date of grant. No options were granted to the Company’s officers in 2010.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008:

Stock options issued
	Officers					Directors
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010	Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	610,000	30,000	30,000	30,000	30,000	30,000	32,500	32,500	215,000	825,000
Vested	212,500	115,000	118,750	91,875	538,125	30,000	30,000	30,000	30,000	30,000	32,500	32,500	215,000	753,125
Exercised	188,019	41,025	13,125	—	242,169	6,200	2,500	—	—	—	—	—	8,700	250,869
Forfeited	7,500	7,500	13,750	12,500	41,250	—	—	—	—	—	—	—	—	41,250
Exercisable at December 31, 2010	24,481	73,975	105,625	91,875	295,956	23,800	27,500	30,000	30,000	30,000	32,500	32,500	206,300	502,256
Remaining unexercised	24,481	73,975	105,625	122,500	326,581	23,800	27,500	30,000	30,000	30,000	32,500	32,500	206,300	532,881
Exercise price	$24.91	$25.78	$33.22	$54.17		$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76
Volatility	0.175	0.183	0.207	0.233		0.183	0.198	0.206	0.225	0.237	0.344	0.369
Expected life (years)	7.0	7.0	8.0	6.5		5.0	10.0	9.0	8.0	7.0	6.0	5.0
Assumed yield	7.00%	5.75%	6.37%	4.13%		5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%
Risk-free rate	4.00%	4.05%	4.15%	4.61%		3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%
Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$1,332,000	$3,629,223
Forfeited options	11,325	17,925	35,100	—	64,350	—	—	—	—	—	—	—	—	64,350
Expensed in previous years	320,875	254,450	256,108	209,808	1,041,241	66,600	71,100	143,400	285,300	—	—	—	566,400	1,607,641
Expensed in 2008	—	20,400	91,644	314,721	426,765	—	—	—	—	254,700	—	—	254,700	681,465
Expensed in 2009	—	—	30,548	314,716	345,264	—	—	—	—	—	222,950	—	222,950	568,214
Expensed in 2010	—	—	—	314,712	314,712	—	—	—	—	—	—	287,950	287,950	602,662
Future expense	$—	$—	$—	$104,891	$104,891	$—	$—	$—	$—	$—	$—	$—	$—	104,891
Remaining term of future expense		0.3 years

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	609,253	$36.72	593,628	$37.25	586,753	$36.15
Granted	32,500	38.76	32,500	32.68	30,000	50.15
Exercised	(108,872)	25.52	(1,875)	25.78	(23,125)	26.02
Expired/Forfeited	—	—	(15,000)	50.68	—	—

Outstanding December 31	532,881	39.13	609,253	36.72	593,628	37.25

Exercisable at December 31	502,256	38.21	548,003	34.76	463,003	33.81

The intrinsic value of options exercised in 2010, 2009 and 2008 was $1,988,000, $14,000 and $557,000, respectively. The intrinsic value of options outstanding and exercisable at year end 2010 was $5,505,000. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2010, the final trading day of calendar 2010, the closing price of $47.35 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Options having an exercise price in excess of the December 31, 2010 closing price have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2010 are 5.3 and 5.4 years, respectively.

11. NON-OPERATING ITEMS

Gain on Casualty Settlement

Gain on casualty settlement in 2010 reflects the excess of insurance proceeds over the carrying value of assets damaged during a severe hail storm at French Market. The insurance proceeds funded substantially all of the restoration of the damaged property. Gain on casualty settlement in 2009 totaling $329,000 is comprised of (a) the excess of insurance proceeds received over carrying value of assets damaged at three shopping center properties during 2009 and 2008 and (b) condemnation proceeds received in connection with the taking of land at one shopping center. The insurance proceeds funded substantially all of the restoration of the damaged property. Gain on casualty settlements in 2008 totaling $1,301,000 represents the excess of insurance proceeds received over the carrying value of assets damaged at three shopping centers.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable assuming long term interest rates of approximately 5.26% and 7.30%, would be approximately $642,124,000 and $553,257,000, as of December 31, 2010 and 2009, respectively, compared to the carrying value of $601,147,000 and $576,069,000 at December 31, 2010 and 2009, respectively.

The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. As of December 31, 2010, the fair value of the interest-rate swaps was approximately $1.1 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.

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

The Company paid common stock distributions of $1.44 per share, $1.53 per share and $1.88 per share, during 2010, 2009 and 2008, respectively, and paid Series A preferred stock dividends of $2.00 per depositary share during each of the three years in the period ended December 31, 2010, and Series B preferred stock dividends totaling $2.25 per share, $2.25 per share and $1.16 per share, during 2010, 2009 and 2008, respectively. For the common stock dividends paid, $1.008 per share, $1.53 per share and $1.842 per share, represented ordinary dividend income for the years 2010, 2009 and 2008, respectively. For the common stock dividend paid for 2010 and 2008, $0.432 per share and $0.038 per share represented return of capital to the shareholders. The 2009 common dividends were 100% taxable. All of the preferred stock dividends paid were considered ordinary dividend income.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2010, 2009 and 2008, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
	(Dollars in thousands)
	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shs Issued	Discounted Share Price
Distributions during 2010
October 31	$3,785	$6,608	$1,950	112,852	$41.14
July 31	3,785	6,567	1,950	105,965	41.27
April 30	3,785	6,525	1,950	101,428	39.07
January 31	3,785	6,485	1,950	98,267	34.58

Total 2010	$15,140	$26,185	$7,800	418,512

Distributions during 2009
October 30	$3,785	$6,445	$1,950	114,643	$29.96
July 31	3,785	6,971	2,112	6,995	33.08
April 30	3,785	6,973	2,112	7,324	31.30
January 30	3,785	6,969	2,113	7,485	32.42

Total 2009	$15,140	$27,358	$8,287	136,447

Distributions during 2008
October 31	$3,785	$8,376	$2,546	8,520	$34.25
July 31	3,883	8,375	2,546	21,712	46.78
April 30	2,000	8,356	2,546	26,915	48.73
January 31	2,000	8,343	2,545	26,673	49.56

Total 2008	$11,668	$33,450	$10,183	83,820

In December 2010, the Board of Directors of the Company authorized a distribution of $0.36 per common share payable in January 2011, to holders of record on January 17, 2011. As a result, $6,681,000 was paid to common shareholders on January 31, 2011. Also, $1,950,000 was paid to limited partnership unitholders on January 31, 2011 ($0.36 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of $0.50 per Series A depositary share, to holders of record on January 4, 2011 and $0.5625 per Series B depositary share to holders of record on January 4, 2011. As a result, $3,785,000 was paid to preferred shareholders on January 14, 2011. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interest deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

15. INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2010 and 2009.

(In thousands, except per share amounts)
	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$43,613	$40,087	$39,551	$40,295
Operating income before loss on early extinguishment of debt, gain on casualty settlement, acquisition costs, discontinued operations and noncontrolling interest	12,612	10,746	10,411	10,049
Net income attributable to Saul Centers, Inc	10,591	5,702	9,269	7,724
Net income available to common shareholders	6,806	1,917	5,484	3,939
Net income available to common shareholders per share (diluted)	0.37	0.10	0.30	0.21

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$39,654	$39,381	$40,235	$41,698
Operating income before loss on early extinguishment of debt, gain on casualty settlement, acquisition costs, discontinued operations and noncontrolling interest	11,575	10,620	11,344	11,660
Net income attributable to Saul Centers, Inc	9,766	7,765	9,602	9,668
Net income available to common shareholders	5,981	3,980	5,817	5,883
Net income available to common shareholders per share (diluted)	0.33	0.22	0.32	0.33

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

16. BUSINESS SEGMENTS

The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income from real estate for the combined properties in each segment. Certain reclassifications have been made to prior year information to conform to the 2010 presentation.

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
2010
Real estate rental operations:
Revenue	$125,453	$38,060	$33	$163,546
Expenses	(30,276)	(12,052)	—	(42,328)

Income from real estate	95,177	26,008	33	121,218
Interest expense & amortization of deferred debt costs	—	—	(34,958)	(34,958)
General and administrative	—	—	(13,968)	(13,968)

Subtotal	95,177	26,008	(48,893)	72,292
Depreciation and amortization of deferred leasing costs	(20,586)	(7,888)	—	(28,474)
Loss on early extinguishment of debt	—	—	(5,405)	(5,405)
Acquisition related costs	(1,179)	—	—	(1,179)
Gain on casualty settlement	2,475	—	—	2,475
(Loss) income from operations of property sold	(115)	—	—	(115)
Gain on property sale	3,591	—	—	3,591

Net income	$79,363	$18,120	$(54,298)	$43,185

Capital investment	$29,253	$68,986	$—	$98,239

Total assets	$704,624	$294,791	$14,473	$1,013,888

2009
Real estate rental operations:
Revenue	$121,572	$39,532	$9	$161,113
Expenses	(28,670)	(11,423)	—	(40,093)

Income from real estate	92,902	28,109	9	121,020
Interest expense & amortization of deferred debt costs	—	—	(34,689)	(34,689)
General and administrative	—	—	(12,956)	(12,956)

Subtotal	92,902	28,109	(47,636)	73,375
Depreciation and amortization of deferred leasing costs	(20,324)	(7,940)	—	(28,264)
Loss on early extinguishment of debt	—	—	(2,210)	(2,210)
Gain on property dispositions	329	—	—	329

Net income	$72,907	$20,169	$(49,846)	$43,230

Capital investment	$24,346	$56,123	$—	$80,469

Total assets	$670,455	$231,971	$23,148	$925,574

2008
Real estate rental operations:
Revenue	$121,050	$38,704	$591	$160,345
Expenses	(26,636)	(10,962)	—	(37,598)

Income from real estate	94,414	27,742	591	122,747
Interest expense & amortization of deferred debt costs	—	—	(34,278)	(34,278)
General and administrative	—	—	(12,321)	(12,321)

Subtotal	94,414	27,742	(46,008)	76,148
Depreciation and amortization of deferred leasing costs	(21,657)	(8,126)	—	(29,783)
Gain on property dispositions	1,301	—	—	1,301

Net income	$74,058	$19,616	$(46,008)	$47,666

Capital investment	$94,917	$20,988	$—	$115,905

Total assets	$668,493	$170,246	$15,134	$853,873

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in Thousands)

		Costs Capitalized Subsequent to Acquisition	Basis at Close of Period									Buildings and Improvements Depreciable Lives in Years
	Initial Basis		Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$18,955	$6,764	$23,622	$—	$30,386	$8,121	$22,265	$32,560	1994 & 2000-06	3/94	40
Ashland Square Phase I, Manassas, VA	73	375	73	375	—	448	61	387		2007	12/04	20
Beacon Center, Alexandria, VA	1,493	17,974	—	18,373	1,094	19,467	10,526	8,941		1960 & 1974	1/72	40 & 50
Belvedere, Baltimore, MD	932	921	263	1,590	—	1,853	1,335	518	1,682	1958	1/72	40
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	12,343		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	613	5,735	11,598	—	17,333	2,074	15,259	11,905		2/04	40
Boulevard, Fairfax, VA	4,883	4,729	3,687	5,925	—	9,612	1,450	8,162	7,193	1969, 99 & 09	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,443	9,789	19,691	—	29,480	3,672	25,808	18,180		4/04	40
Broadlands Village, Ashburn, VA	5,316	25,009	5,300	25,025	—	30,325	5,169	25,156	21,816	2002, 03, 04 & 06	3/02	40 & 50
Countryside, Sterling, VA	28,912	1,564	7,532	22,944	—	30,476	3,956	26,520	18,331		2/04	40
Cruse MarketPlace, Cumming, GA	12,226	66	3,920	8,372	—	12,292	1,467	10,825	7,456		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169		169		1972	1/72	—
French Market, Oklahoma City, OK	5,781	9,852	1,118	14,515	—	15,633	8,077	7,556		1972 & 1998	3/74	50
Germantown, Germantown, MD	3,576	724	2,034	2,266	—	4,300	1,106	3,194		1990	8/93	40
Giant, Baltimore, MD	998	528	422	1,104	—	1,526	951	575	1,701	1959	1/72	40
The Glen, Lake Ridge, VA	12,918	6,766	5,300	14,384	—	19,684	5,128	14,556	10,509	1993 & 2005	6/94	40
Great Eastern, District Heights, MD	4,993	10,612	3,785	11,820	—	15,605	6,406	9,199	7,301	1958 & 1960	1/72	40
Great Falls Center, Great Falls, VA	41,750	108	14,766	27,092	—	41,858	1,861	39,997	17,434		3/08	40
Hampshire Langley, Takoma Park, MD	3,159	3,000	1,856	4,303	—	6,159	3,010	3,149	6,693	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	1,679	3,948	10,315	—	14,263	1,206	13,057	6,588		6/06	40
Jamestown Place, Altamonte Springs, FL	14,055	572	4,455	10,172	—	14,627	1,323	13,304	9,458		11/05	40
Kentlands Square, Gaithersburg, MD	14,379	104	5,006	9,477	—	14,483	1,993	12,490	8,724	2002	9/02	40
Kentlands Place, Gaithersburg, MD	1,425	7,085	1,425	7,085	—	8,510	1,678	6,832		2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	35,525	6,546	35,524	—	42,070	5,218	36,852	38,018	2006	11/02	50
Leesburg Pike, Baileys Crossroads, VA	2,418	5,905	1,132	7,191	—	8,323	5,135	3,188	18,090	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	9,645	950	13,095	—	14,045	10,565	3,480		1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	—	26,064	7,059	—	33,123	—	33,123	16,169		12/10	40
Shops at Monocacy, Frederick, MD	9,541	13,615	9,260	13,896	—	23,156	2,702	20,454	16,222	2003-4	11/03	50
Northrock, Warrington, VA	12,686	14,311	12,686	14,311	—	26,997	456	26,541	19,409		01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,572	5,409	17,096	—	22,505	3,553	18,952	13,277	2003-4	07/03	40
Olney, Olney, MD	1,884	1,488	—	3,372	—	3,372	2,753	619		1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	262	7,751	11,888	—	19,639	1,031	18,608	11,494		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	64	5,739	12,690	—	18,429	1,855	16,574	10,966		3/05	40

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in Thousands)

		Costs Capitalized Subsequent to Acquisition	Basis at Close of Period									Buildings and Improvements Depreciable Lives in Years
	Initial Basis		Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired
Ravenwood, Baltimore, MD	1,245	4,136	703	4,678	—	5,381	2,151	3,230	17,000	1959 & 2006	1/72	40
11503 Rockville Pike, Rockville, MD	14,861	—	10,413	4,448	—	14,861	31	14,830			10/10	40
Seabreeze Plaza, Palm Harbor, FL	24,526	1,005	8,665	16,866	—	25,531	2,113	23,418	14,771		11/05	40
Sea Colony (Market Place at), Bethany Beach, DE	2,920	17	1,146	1,791	—	2,937	125	2,812			3/08	40
Seven Corners, Falls Church, VA	4,848	41,692	4,913	41,627	—	46,540	21,088	25,452	29,197	1956 & 1997	7/73	40
Shops at Fairfax, Fairfax, VA	2,708	9,292	992	11,008	—	12,000	5,530	6,470	10,790	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	7,392	6,402	18,809	—	25,211	2,064	23,147	10,457		1/06	40
Southdale, Glen Burnie, MD	3,650	19,008	—	22,036	622	22,658	18,633	4,025		1962 & 1986	1/72	40
Southside Plaza, Richmond, VA	6,728	8,328	1,878	13,178	—	15,056	9,166	5,890	6,460	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	3,780	703	5,551	—	6,254	3,928	2,326		1970	2/76	40
Thruway, Winston-Salem, NC	4,778	21,477	5,496	20,654	105	26,255	11,561	14,694	45,190	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	1,307	7,851	9,958	—	17,809	4,746	13,063	15,659	1990	8/93	40
West Park, Oklahoma City, OK	1,883	707	485	2,105	—	2,590	1,506	1,084		1974	9/75	50
Westview Village, Frederick, MD	5,146	18,792	5,153	18,785	—	23,938	592	23,346	—	2009	11/07	50
White Oak, Silver Spring, MD	6,277	4,504	4,649	6,132	—	10,781	5,126	5,655	15,426	1958 & 1967	1/72	40
Other Buildings / Improvements		114		114		114	45	69

Total Shopping Centers	488,061	342,626	244,956	583,910	1,821	830,687	192,243	638,444	508,469

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	23,767	3,755	41,471	—	45,226	27,216	18,010	32,812	1984, 1986,	12/84, 8/85,	35 & 40
										1990, 1998 & 2000	2/86, 4/98 & 10/2000
Clarendon Center, Arlington, VA	12,753	168,774	16,287	165,240	—	181,527	—	181,527	90,833	2010	7/73, 1/96 & 4/02
Crosstown Business Center, Tulsa, OK	3,454	5,933	604	8,783	—	9,387	5,771	3,616		1974	10/75	40
601 Pennsylvania Ave., Washington, DC	5,479	57,271	5,667	57,083	—	62,750	38,508	24,242	26,123	1986	7/73	35
Van Ness Square, Washington, DC	812	29,661	831	29,642	—	30,473	19,206	11,267	16,717	1990	7/73	35
Washington Square, Alexandria, VA	2,034	48,431	544	49,921	—	50,465	13,842	36,623	36,435	1952 & 2000	7/73	50

Total Mixed-Use Properties	45,991	333,836	27,688	352,139	—	379,827	104,543	275,284	202,920

Development Land
Ashland Square Phase II, Manassas, VA	6,338	4,829	6,397	4,770	—	11,167	—	11,167	—		12/04
New Market, New Market, MD	2,088	267	2,140	215	—	2,355	—	2,355	—		9/05

Total Development Land	8,426	5,096	8,537	4,985	—	13,522	—	13,522	—

Total	$542,478	$681,558	$281,181	$941,034	$1,821	$1,224,036	$296,786	$927,250	$711,389

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2010

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	35 - 50 years
Building components	Up to 20 years
Tenant improvements	The shorter of the term of the lease or the useful life
of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $798,927,000 at December 31, 2010. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2010 are summarized as follows.

(In thousands)	2010	2009	2008
Total real estate investments:
Balance, beginning of year	$1,111,224	$1,027,481	$889,927
Acquisitions	47,984	3,692	79,987
Improvements	74,031	80,524	62,978
Retirements	(9,203)	(473)	(5,411)

Balance, end of year	$1,224,036	$1,111,224	$1,027,481

Total accumulated depreciation:
Balance, beginning of year	$276,310	$252,763	$232,669
Depreciation expense	24,648	23,847	24,761
Retirements	(4,172)	(300)	(4,667)

Balance, end of year	$296,786	$276,310	$252,763