Form 10-Q
period 2011-03-31
SAUL CENTERS INC
filed 2011-05-03
CIK 907254

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2011

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

YES  X                       NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES            NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer           Accelerated filer                    X

Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                     YES             NO  X

Number of shares of common stock, par value $0.01 per share outstanding as of April 28, 2011: 18,692,000.

SAUL CENTERS, INC.

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2010, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

	0000000000	0000000000
(Dollars in thousands, except per share amounts)	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Real estate investments
Land	$278,313	$275,044
Buildings and equipment	906,417	870,143
Construction in progress	50,677	78,849

	1,235,407	1,224,036
Accumulated depreciation	(303,958)	(296,786)

	931,449	927,250
Cash and cash equivalents	33,106	12,968
Accounts receivable and accrued income, net	36,771	36,417
Deferred leasing costs, net	18,248	17,835
Prepaid expenses, net	2,694	3,024
Deferred debt costs, net	7,211	7,192
Other assets	13,854	9,202

Total assets	$1,043,333	$1,013,888

Liabilities

Mortgage notes payable	$722,132	$601,147
Construction loans payable	19,409	110,242
Dividends and distributions payable	12,464	12,415
Accounts payable, accrued expenses and other liabilities	20,663	23,544
Deferred income	26,737	26,727

Total liabilities	801,405	774,075

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 18,691,702 and 18,557,059 shares issued and outstanding, respectively	187	186
Additional paid-in capital	195,477	189,787
Accumulated deficit	(132,144)	(128,926)
Accumulated other comprehensive income (loss)	21	(419)

Total Saul Centers, Inc. stockholders’ equity	242,869	239,956

Noncontrolling interest	(941)	(143)

Total stockholders’ equity	241,928	239,813

Total liabilities and stockholders’ equity	$1,043,333	$1,013,888

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	0000000000	0000000000
(Dollars in thousands, except per share amounts)	For The Three Months Ended March 31,
	2011	2010
Revenue
Base rent	$32,697	$31,665
Expense recoveries	7,426	8,722
Percentage rent	375	358
Other	1,322	2,868

Total revenue	41,820	43,613

Operating expenses
Property operating expenses	6,633	7,638
Provision for credit losses	515	197
Real estate taxes	4,482	4,682
Interest expense and amortization of deferred debt costs	10,294	8,591
Depreciation and amortization of deferred leasing costs	8,324	7,044
General and administrative	3,166	2,849

Total operating expenses	33,414	31,001

Operating Income	8,406	12,612
Acquisition related costs	(74)	—

Income from continuing operations	8,332	12,612

Discontinued Operations:
Loss from operations of property sold	—	(38)

Net Income	8,332	12,574

Noncontrolling interest
Income attributable to noncontrolling interests	(1,023)	(2,021)

Net income attributable to Saul Centers, Inc.	7,309	10,553
Preferred dividends	(3,785)	(3,785)

Net income available to common stockholders	$3,524	$6,768

Per share net income available to common stockholders
Basic and Diluted:
Continuing Operations	$0.19	$0.37
Discontinued operations	—	—

	$0.19	$0.37

Dividends declared per common share outstanding	$0.36	$0.36

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	0000000000	0000000000
(Dollars in thousands, except per share amounts)	For The Three Months Ended March 31,
	2011	2010
Net income	$8,332	$12,574

Other comprehensive income
Unrealized gain on cash flow hedge	569	—

Comprehensive income	8,901	12,574

Comprehensive income attributable to noncontrolling interests	(1,152)	(2,021)

Comprehensive income attributable to Saul Centers, Inc.	7,749	10,553

Preferred dividends	(3,785)	(3,785)

Comprehensive income available to common stockholders	$3,964	$6,768

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2010	$179,328	$186	$189,787	$(128,926)	$(419)	$239,956	$(143)	$239,813
Issuance of 134,643 shares of common stock:
100,094 shares pursuant to dividend reinvestment plan	—	1	4,596	—	—	4,597	—	4,597
34,549 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	1,094	—	—	1,094	—	1,094
Net income	—	—	—	7,309		7,309	1,023	8,332
Unrealized gain on cash flow hedge	—	—	—	—	440	440	129	569
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,742)	—	(6,742)	(1,950)	(8,692)

Balance, March 31, 2011	$179,328	$187	$195,477	$(132,144)	$21	$242,869	$(941)	$241,928

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$8,332	$12,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	8,324	7,073
Amortization of deferred debt costs	372	367
Non cash compensation costs of stock grants and options	139	139
Provision for credit losses	515	197
Increase in accounts receivable and accrued income	(869)	(1,293)
Increase in deferred leasing costs	(1,549)	(607)
Decrease in prepaid expenses	330	564
Increase in other assets	(4,652)	(2,146)
Increase in accounts payable, accrued expenses and other liabilities	1,042	2,238
Increase (decrease) in deferred income	10	(138)

Net cash provided by operating activities	11,994	18,968

Cash flows from investing activities:
Acquisitions of real estate investments	(1,600)	—
Additions to real estate investments	(2,440)	(1,497)
Additions to development and redevelopment projects	(10,701)	(17,233)

Net cash used in investing activities	(14,741)	(18,730)

Cash flows from financing activities:
Proceeds from mortgage notes payable	125,000	—
Repayments on mortgage notes payable	(4,015)	(3,833)
Proceeds from construction loans payable	13,410	11,023
Repayments on construction loans payable	(104,243)	—
Additions to deferred debt costs	(391)	(121)
Proceeds from the issuance of:
Common stock	5,552	3,738
Distributions to:
Series A preferred stockholders	(2,000)	(2,000)
Series B preferred stockholders	(1,785)	(1,785)

Common stockholders	(6,693)	(6,485)
Noncontrolling interest	(1,950)	(1,950)

Net cash provided by (used in) financing activities	22,885	(1,413)

Net increase (decrease) in cash and cash equivalents	20,138	(1,175)
Cash and cash equivalents, beginning of period	12,968	20,607

Cash and cash equivalents, end of period	$33,106	$19,432

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company and certain other affiliated entities, each of which is currently controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), shopping center and mixed-use properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired and/or developed by the Company since December 31, 2009.

Name of Property	Location	Type	Date of Acquisition/ Development
Acquisitions
11503 Rockville Pike	Rockville, MD	Shopping Center	2010
Metro Pike Center	Rockville, MD	Shopping Center	2010
4469 Connecticut Ave	Washington, DC	Mixed-Use	2011
Developments
Clarendon Center North	Arlington, VA	Mixed-Use	2011
Clarendon Center South	Arlington, VA	Mixed-Use	2011

As of March 31, 2011, the Company’s properties (the “Current Portfolio Properties”) consisted of 48 operating shopping center properties (the “Shopping Centers”), seven mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties.

In September 1997, the Company established Saul QRS, Inc., a wholly owned subsidiary of Saul Centers, to facilitate the placement of collateralized mortgage debt. Saul QRS, Inc. was created to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited

Notes to Consolidated Financial Statements (Unaudited)

Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current Portfolio Properties.

2.	Summary of Significant Accounting Policies

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-use properties, primarily in the Washington, DC/Baltimore metropolitan area.

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of March 31, 2011, thirty-two of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.0%), a tenant at seven Shopping Centers, Safeway (3.3%), a tenant at eight Shopping Centers and Capital One Bank (2.7%), a tenant at twenty properties, individually accounted for 2.5% or more of the Company’s total revenue for the three months ended March 31, 2011.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2010, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an impairment analysis to determine that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the

Notes to Consolidated Financial Statements (Unaudited)

valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three month periods ended March 31, 2011 and 2010.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $672,000 and $1,828,000, for the three month periods ended March 31, 2011 and 2010, respectively. A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, the Company capitalizes leasehold improvements when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations totaled $7,188,000 and $6,019,000 for the three month periods ended March 31, 2011 and 2010, respectively. Repairs and maintenance expense, included in property operating expenses, for the three month periods ended March 31, 2011 and 2010, was $3,028,000 and $4,819,000, respectively.

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. As of March 31, 2011, no properties were classified as held for sale.

Notes to Consolidated Financial Statements (Unaudited)

Discontinued Operations

On September 30, 2010, the Company sold its Lexington property for $8,132,000 and recognized a gain of $3,591,000. The results of operations for the Lexington property for the three months ended March 31, 2011 are shown in the statements of operations as “Loss from operations of property sold.” The Company has no other discontinued operations.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the initial term of the lease or remaining initial term of acquired leases. Collectively, deferred leasing costs totaled $18,248,000 and $17,835,000, net of accumulated amortization of $13,963,000 and $14,968,000, as of March 31, 2011 and December 31, 2010, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $1,136,000 and $1,025,000, for the three months ended March 31, 2011 and 2010, respectively.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of March 31, 2011 and December 31, 2010 are as follows:

Construction in Progress

(Dollars in thousands)	March 31, 2011	December 31, 2010

Clarendon Center North	$14,019	$40,514

Clarendon Center South	35,885	37,589

Other	773	746

Total	$50,677	$78,849

As of March 31, 2011, 67% and 21% of the commercial leasable area of Clarendon Center North and Clarendon Center South, respectively, and 100% of the residential area of Clarendon South has been placed into operation. The development costs related to the area in operation have been reclassified into land and buildings. The costs reported in Construction in

Notes to Consolidated Financial Statements (Unaudited)

Progress above reflect the costs incurred as of March 31, 2011 for the remaining 33% and 79%

commercial leaseable area of Clarendon Center North and Clarendon Center South, respectively, and as of December 31, 2010, 100% of the commercial space of both buildings and none of the residential space.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $638,000 and $898,000, at March 31, 2011 and December 31, 2010, respectively.

In addition to rents due currently, accounts receivable includes approximately $27,935,000 and $27,227,000, at March 31, 2011 and December 31, 2010, respectively, net of allowance for doubtful accounts totaling $151,000 and $576,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7,211,000 and $7,192,000, net of accumulated amortization of $5,739,000 and $5,367,000, at March 31, 2011 and December 31, 2010, respectively.

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

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income

Notes to Consolidated Financial Statements (Unaudited)

commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs and are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

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

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and expires in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares

Notes to Consolidated Financial Statements (Unaudited)

to be allocated to the director. As of March 31, 2011, 231,000 shares had been credited to the directors’ deferred fee accounts.

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

Derivative Financial Instruments

The Company may use derivative instruments to manage its exposure to market risk such as changes in interest rates. The Company does not enter into derivative transactions for trading or speculative purposes. Derivative financial instruments are carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For derivative instruments that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivative instruments that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and recognized in earnings within the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. To the extent that the financial terms of the hedge instrument and the hedged item exactly match, the Company may employ the so-called “short-cut” method of accounting for the arrangement. In that case, the effectiveness of the hedge is not subsequently evaluated and the impact of the hedge instrument is reported as other comprehensive income.

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

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 77.5% common interest as of March 31, 2011. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represent earnings allocated to limited partnership interests held by the Saul Organization.

Notes to Consolidated Financial Statements (Unaudited)

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution. As of March 31, 2011, the stock options issued in 2007 and 2008 are anti-dilutive and are therefore excluded from this measurement.

Basic and Diluted Shares Outstanding

(In thousands)	Three months ended March 31,

	2011	2010
Weighted average common shares outstanding-Basic	18,659	18,084
Effect of dilutive options	95	82

Weighted average common shares outstanding-Diluted	18,754	18,166

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

3.	Real Estate Acquired or Developed

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.1 million a retail property located in Rockville, Maryland, and incurred acquisition costs of $0.5 million.

Metro Pike Center

On December 17, 2010, the Company purchased for $33.6 million (including the assumption of a $16.2 million mortgage loan and a related interest-rate swap with a value of $0.5 million) the Metro Pike Center located in Rockville, Maryland, and incurred acquisition costs of $0.7 million. As of the date of acquisition, management determined the fair value of the mortgage loan equaled its outstanding balance because the terms of the loan were market terms.

Notes to Consolidated Financial Statements (Unaudited)

4469 Connecticut Avenue

In January 2011, the Company purchased 4469 Connecticut Avenue for $1.6 million, a one retail space property currently unleased, located adjacent to Van Ness Square in northwest Washington, DC and incurred acquisition costs of $74,000.

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

Certain members of The Saul Organization are limited partners of the Operating Partnership, collectively owning a 22.5% common interest as of March 31, 2011, represented by approximately 5,416,000 convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2011, 3,166,000 units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 22.5% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended March 31, 2011 and 2010, were approximately 24,170,000 and 23,582,000, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $741,541,000 at March 31, 2011, of which approximately $722,132,000 was fixed-rate debt and approximately $19,409,000 was variable rate debt.

In addition to the outstanding indebtedness at March 31, 2011, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, with no outstanding borrowings. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On March 31, 2011, approximately $125.8 million was available under the line and approximately $177,000 was committed for letters of credit. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of March 31, 2011, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $21,000,000 of the line’s availability is determined based upon the

Notes to Consolidated Financial Statements (Unaudited)

Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,705,000 of the $19,409,000 outstanding at March 31, 2011). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center and $27,600,000 of the Clarendon Center mortgages, respectively, which are guaranteed by Saul Centers.

On March 23, 2011, the Company closed on a new 15-year mortgage loan in the amount of $125,000,000, secured by Clarendon Center. The loan matures April 1, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,491, based upon a 25-year principal amortization, and requires a final principal payment of approximately $70,477,000 at maturity. Proceeds from the loan were used to repay $104,243,000 outstanding on the construction loan. Saul Centers, Inc. has provided a guarantee limited to $27,600,000 of the mortgage loan, to be eliminated based upon the achievement of certain leasing and debt service coverage benchmarks.

At December 31, 2010, the Company’s outstanding debt totaled approximately $711,389,000, of which $601,147,000 was fixed rate and $110,242,000 was variable rate debt. No balances were outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

At March 31, 2011, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Notes to Consolidated Financial Statements (Unaudited)

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments	Scheduled Principal Amortization	Total
April 1 through December 31, 2011$	$19,409 (a)	$14,150	$33,559

2012	61,960	19,341	81,301

2013	55,252	15,356	70,608

2014	13,218	15,523	28,741

2015	15,077	15,842	30,919

2016	-	16,470	16,470

Thereafter	369,074	110,869	479,943

	$533,990	$207,551	$741,541

(a) Represents the Northrock construction loan balance as of March 31, 2011. Pursuant to the terms of the loan agreement, the Company has notified the lender of its intention to extend the maturity date to May 2013, and curtail the loan balance by $4.209 million during the second quarter 2011.

Interest expense and amortization of deferred debt costs for the three month periods ended March 31, 2011 and 2010, were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(Dollars in thousands)	Three months ended March 31,
	2011	2010
Interest incurred	$10,594	$10,052
Amortization of deferred debt costs	372	367
Capitalized interest	(672)	(1,828)

	$10,294	$8,591

6.	Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations for the three months ended March 31, 2011 and 2010 reflect noncontrolling interest of $1,023,000 and $2,021,000, respectively, representing The Saul Organization’s share of net income for each period.

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

Notes to Consolidated Financial Statements (Unaudited)

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

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $137,000 and $94,000, for the three months ended March 31, 2011 and 2010, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2011 and 2010, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $54,000 and $49,000, for the three months ended March 31, 2011 and 2010, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1,680,000 and $1,623,000, at March 31, 2011 and December 31, 2010, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided

Notes to Consolidated Financial Statements (Unaudited)

for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2011 and 2010, which included rental expense for the Company’s headquarters lease, totaled approximately $1,488,000 and $1,514,000, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of March 31, 2011 and December 31, 2010, accounts payable, accrued expenses and other liabilities included approximately $752,000 and $606,000, respectively, representing amounts due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The 10-year lease, which commenced in March 2002, provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the three months ended March 31, 2011 and 2010 was approximately $250,000 and $215,000, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $58,000 and $48,000 for the three months ended March 31, 2011 and 2010, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2011:

	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000
Stock options issued
	Officers						Directors
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	Subtotals		04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010	Subtotals	Grand Totals

Total grant	220,000	122,500	132,500	135,000	610,000		30,000	30,000	30,000	30,000	30,000	32,500	32,500	215,000	825,000

Vested	212,500	115,000	118,750	91,875	538,125		30,000	30,000	30,000	30,000	30,000	32,500	32,500	215,000	753,125

Exercised	199,315	48,525	25,125	-	272,965		6,200	2,500	-	-	-	2,500	-	11,200	284,165

Forfeited	7,500	7,500	13,750	12,500	41,250		-	-	-	-	-	-	-	-	41,250

Exercisable at March 31, 2011	13,185	66,475	93,625	91,875	265,160		23,800	27,500	30,000	30,000	30,000	30,000	32,500	203,800	468,960

Remaining unexercised	13,185	66,475	93,625	122,500	295,785		23,800	27,500	30,000	30,000	30,000	30,000	32,500	203,800	499,585

Exercise price	$24.91	$25.78	$33.22	$54.17			$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76

Volatility	0.175	0.183	0.207	0.233			0.183	0.198	0.206	0.225	0.237	0.344	0.369

Expected life (years)	7.0	7.0	8.0	6.5			5.0	10.0	9.0	8.0	7.0	6.0	5.0

Assumed yield	7.00%	5.75%	6.37%	4.13%			5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%

Risk-free rate	4.00%	4.05%	4.15%	4.61%			3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$2,297,223		$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$1,332,000	$3,629,223

Forfeited options	11,325	17,925	35,100	-	64,350		-	-	-	-	-	-	-	-	64,350

Expensed in previous years	320,875	274,850	378,300	1,153,957	2,127,982		66,600	71,100	143,400	285,300	254,700	222,950	287,950	1,332,000	3,459,982

Expensed in 2011	-	-	-	78,678	78,678		-	-	-	-	-	-	-	-	78,678

Future expense	-	-	-	26,213	26,213		-	-	-	-	-	-	-	-	26,213

Remaining term of future expense                                   1.0 month

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the three months ended March 31, 2011:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	532,881	$39.13
Granted	-	-
Exercised	(33,296)	28.68	$644,000
Expired/Forfeited	-	-

Outstanding March 31	499,585	39.82	3,996,000

Exercisable at March 31	468,960	38.89	3,996,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 31, 2011, the closing share price of $44.55 was lower than the exercise price of options granted in 2007 and 2008 and, therefore, those options had no intrinsic value as of March 31, 2011. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.3 and 5.2 years, respectively.

9.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, the aggregate fair value of the notes payable with fixed-rate payment terms, assuming long-term interest rates of approximately 5.35% and 5.25%, would be approximately $727,132,000 and $642,124,000, respectively, compared to the carrying value of $722,132,000 and $601,147,000, at March 31, 2011 and December 31, 2010, respectively.

The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. As of March 31, 2011, the fair value of the interest-rate swaps was approximately $383,000 and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The $569,000 change in value from December 31, 2010, of the Company’s interest-rate swap which is designated as a hedge for accounting purposes, is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. The $87,000 decrease in value from December 31, 2010, of the Company’s non-designated interest-rate swap is reflected in “Other Revenue” in the Consolidated Statements of Operations.

10.	Commitments and Contingencies

Neither the Company nor the Current Portfolio Properties are subject to any material litigation, nor, to management’s knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary

Notes to Consolidated Financial Statements (Unaudited)

course of business. Management believes that these items, individually or in the aggregate, will not have a material adverse impact on the Company or the Current Portfolio Properties.

11.	Business Segments

The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income from real estate for the combined properties in each segment. Certain reclassifications have been made to prior year information to conform to the 2011 presentation.

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Quarter ended March 31, 2011
Real estate rental operations:
Revenue	$31,808	$9,911	$101	$41,820
Expenses	(8,069)	(3,561)	-	(11,630)

Income from real estate	23,739	6,350	101	30,190
Interest expense and amortization of deferred debt costs	-	-	(10,294)	(10,294)
General and administrative	-	-	(3,166)	(3,166)

Subtotal	23,739	6,350	(13,359)	16,730
Depreciation and amortization of deferred leasing costs	(5,476)	(2,848)	-	(8,324)
Acquisition related costs	-	(74)	-	(74)

Net income	$18,263	$3,428	$(13,359)	$8,332

Capital investment	$2,379	$12,362	$-	$14,741

Total assets	$702,601	$306,816	$33,916	$1,043,333

Quarter ended March 31, 2010
Real estate rental operations:
Revenue	$34,014	$9,599	$-	$43,613
Expenses	(9,652)	(2,865)	-	(12,517)

Income from real estate	24,362	6,734	-	31,096
Interest expense and amortization of deferred debt costs	-	-	(8,591)	(8,591)
General and administrative	-	-	(2,849)	(2,849)

Subtotal	24,362	6,734	(11,440)	19,656
Depreciation and amortization of deferred leasing costs	(5,085)	(1,959)	-	(7,044)
Loss from operations of property sold	(38)	-	-	(38)

Net income	$19,239	$4,775	$(11,440)	$12,574

Capital investment	$1,641	$17,089	$-	$18,730

Total assets	$670,525	$248,365	$21,495	$940,385

Notes to Consolidated Financial Statements (Unaudited)

12.	Subsequent Events

The Company has reviewed operating activities for the period subsequent to March 31, 2011 and prior to the date the financial statements are issued or are available to be issued, and determined no subsequent events are required to be disclosed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Item 1 of this Form 10-Q.

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

•	such other risks as described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2010.

General

The following discussion is based primarily on the consolidated financial statements of the Company as of March 31, 2011 and for the three month period ended March 31, 2011.

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

In light of the limited amount of quality properties for sale and the escalated pricing of properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new Shopping Center and Mixed-Use Properties in the near future is uncertain. The Company has, however, recently acquired two retail properties located adjacent to the White Flint Metro Station on the Rockville Pike corridor of Montgomery County, Maryland. These properties not only provide current income, but are zoned for in the aggregate in excess of one million square feet of mixed-use development. Because of its conservative capital structure, including its cash and unused credit line, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive opportunities are located and market conditions improve. It is management’s view that several of the sub-markets in which the Company operates have or will in the future have attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

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

Three of the Company’s significant tenants are currently involved in bankruptcy proceedings. Blockbuster Video has notified the Company it intends to reject the leases at two locations within the Company’s Shopping Center Portfolio and retain two other leases. Borders Books has not included the Company’s single lease in its listing of store closings. Superfresh has closed its Lumberton, New Jersey store effective April 18, 2011, and indicated its intent to reject the lease in the near future. SuperFresh has not announced its plans for the Fairfax City Virginia, store which is currently subleased to Super H Grocery. These three bankruptcy proceedings are the only known bankruptcies involving the Company’s significant tenants.

With the decline in overall consumer spending in the past few years, retailers continue to struggle with declining sales and limited access to capital. Vacancies continue to remain elevated compared to pre-recession levels. Our overall portfolio leasing percentage, on a comparative same center basis, at March 31, 2011 was 90.2%, a decrease from 91.6% at March 31, 2010, a space leased reduction of approximately 115,000 square feet. The decline in leased space occurred primarily in the Mixed-Use properties.

Because of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets. First, the Company maintains a ratio of total debt to total assets value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of March 31, 2011, amortizing fixed-rate mortgage debt with staggered maturities from 2012 to 2027, represented approximately 97% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s earliest fixed-rate debt maturity is not until October 2012. The Company’s only other debt consists of a construction loan for the Northrock development. Pursuant to the terms of the loan agreement, the Company has notified the lender of its intention to extend the loan’s maturity to May 2013, during the 2011 second quarter, and curtail the loan $4.2 million. Finally, as of March 31, 2011, the Company has loan availability of approximately $125.8 million under its $150 million unsecured revolving line of credit.

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

Results of Operations

Quarter ended March 31, 2011 compared to quarter ended March 31, 2010

Revenue

(Dollars in thousands)	Quarters ended March 31,		2011 to 2010 Change
	2011	2010	$	%
Base rent	$32,697	$31,665	$1,032	3.3%

Expense recoveries	7,426	8,722	(1,296)	-14.9%

Percentage rent	375	358	17	4.7%

Other	1,322	2,868	(1,546)	-53.9%

Total revenue	$41,820	$43,613	$(1,793)	-4.1%

Note: (Dollars in thousands)

Base rent includes $708 and $114 for the quarters ended March 31, 2011 and 2010, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $245 and $278, for the quarters ended March 31, 2011 and 2010, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue decreased 4.1% in the quarter ended March 31, 2011 (“2011 Quarter”) compared to the corresponding prior year’s quarter (“2010 Quarter”). The 2011 Quarter’s revenue decrease resulted from decreased other income compared to the 2010 Quarter, which reported the collection of rent and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time ($1,939,000), expense recovery income resulting from substantial snow removal expenses incurred during the 2010 Quarter ($1,200,000) and reduced base rent income, primarily in the Mixed-Use Properties ($931,000). Partially offsetting the revenue decreases was rental income not present in the 2010 Quarter from three development properties (Clarendon Center, Northrock and Westview Village) and two acquisition properties (11503 Rockville Pike and Metro Pike Center) defined as the “Development and Acquisition Properties” (approximately $2,722,000). A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2011 Quarter compared to the 2010 Quarter resulted primarily from the Development and Acquisition Properties (approximately $2,323,000) offset in part by the decrease in the Mixed-Use properties (approximately $931,000).

Expense recoveries. Expense recoveries represent a portion of property operating expenses billable to tenants, including common area maintenance, real estate taxes and other recoverable costs. The primary cause for the decrease in expense recovery income in the 2011 Quarter was $1,200,000 recovery of snow removal expenses incurred as a result of severe winter weather impacting the Mid-Atlantic states during February 2010.

Other revenue. Other revenue consists primarily of parking revenue at five of the Mixed-Use Properties, temporary lease rental income, payments associated with early termination of leases,

residential tenant usage fees and interest income from the investment of cash balances. The decrease in other revenue for the 2011 Quarter resulted primarily from the 2010 Quarter’s collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time ($1,939,000) offset in part by residential tenant fee income and increased parking income (combined $232,000).

Operating Expenses

(Dollars in thousands)	Quarters ended March 31,		2011 to 2010 Change
	2011	2010	$	%
Property operating expenses	$6,633	$7,638	$(1,005)	-13.2%
Provision for credit losses	515	197	318	161.4%
Real estate taxes	4,482	4,682	(200)	-4.3%
Interest expense and amortization of deferred debt costs	10,294	8,591	1,703	19.8%
Depreciation and amortization of leasing costs	8,324	7,044	1,280	18.2%
General and administrative	3,166	2,849	317	11.1%

Total operating expenses	$33,414	$31,001	$2,413	7.8%

Property operating expenses. Property operating expenses consist of repairs and maintenance, utilities, payroll, insurance and other property related expenses. Property operating expenses for the 2011 Quarter decreased primarily due to a $2,150,000 decrease in snow removal expense caused primarily by the heavy February 2010 snow storms impacting the Mid-Atlantic states. The snow removal decrease was offset in part primarily by increased operating expenses arising from the operation of the Development and Acquisition Properties ($688,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The increase in the 2011 Quarter reflects the continued stress of a stagnant housing market and slowly recovering jobs market in the local economy.

Real estate taxes. The decrease in real estate taxes for the 2011 Quarter was primarily due to a $498,000 decrease in real estate tax expense for properties fully operating in both quarters, largely as a result of lower taxes at the Company’s District of Columbia Mixed-Use Properties ($264,000), offset in part by real estate tax expense at the Development and Acquisition Properties ($354,000).

Interest expense and amortization of deferred debt. Interest expense increased in the 2011 Quarter compared to the 2010 Quarter primarily because more than 50% of the Clarendon Center development was placed in-service during the 2011 Quarter, which caused a $1.2 million reduction in interest capitalized.

General and administrative. General and administrative expenses consist of payroll, administrative and other overhead expenses. The majority of the general and administrative expense increase during the 2011 Quarter resulted from increased payroll and related benefits of construction and development personnel no longer capitalized to ongoing development projects.

Acquisition Related Costs. Acquisition related costs of $74,000 arose from the Company’s February 17, 2011, purchase of a 3,000 square foot retail property located adjacent to the Company’s Van Ness Square in Washington DC.

Liquidity and Capital Resources

Cash and cash equivalents were $33,106,000 and $19,432,000 at March 31, 2011 and 2010, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(Dollars in thousands)
	2011	2010
Net cash provided by operating activities	$11,994	$18,968
Net cash used in investing activities	(14,741)	(18,730)
Net cash provided by financing activities	22,885	(1,413)

Increase (decrease) in cash and cash equivalents	$20,138	$(1,175)

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2011 and 2010 Periods primarily reflect the development and construction costs of Clarendon Center. Tenant improvement and property capital expenditures totaled $2,440,000 and $1,497,000, for the 2011 and 2010 three-month periods, respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 primarily reflects:

•	proceeds of $125,000,000 received from mortgage notes payable;

•	proceeds of $13,410,000 received from construction loan draws; and

•	proceeds of $5,552,000 from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options;

which was partially offset by:

•	the repayment of construction loans payable totaling $104,243,000;

•	the repayment of mortgage notes payable totaling $4,015,000;

•	distributions to common stockholders totaling $6,693,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $1,950,000;

•	distributions made to preferred stockholders totaling $3,785,000; and

•	payments of $391,000 for financing costs of mortgage notes payable.

Net cash provided by financing activities for the three months ended March 31, 2010 primarily reflects:

•	Proceeds of $11,023,000 received from construction loan draws; and

•	proceeds of $3,738,000 received from the issuance of common stock under the dividend reinvestment program;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $3,833,000;

•	distributions to common stockholders totaling $6,485,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $1,950,000;

•	distributions made to preferred stockholders totaling $3,785,000; and

•	payments of $121,000 for financing costs of mortgage notes payable.

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

As of March 31, 2011, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

        Debt Maturity Schedule

	00,63.5		00,63.5	00,63.5
(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2011	$19,409	(a)	$14,150	$33,559

2012	61,960		19,341	81,301

2013	55,252		15,356	70,608

2014	13,218		15,523	28,741

2015	15,077		15,842	30,919

2016	-		16,470	16,470

Thereafter	369,074		110,869	479,943

	$533,990		$207,551	$741,541

(a) Represents the Northrock construction loan balance as of March 31, 2011. Pursuant to the terms of the loan agreement, the Company has notified the lender of its intention to extend the maturity date to May 2013, and curtail the loan balance by $4.209 million during the second quarter 2011.

Management believes that the Company’s capital resources, which at March 31, 2011 included cash balances of approximately $33,106,000 and borrowing availability of approximately $125,800,000 on its unsecured revolving credit facility will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 98,299 and 98,267 shares under the DRIP at a weighted average discounted price of $45.92 and $34.58 per share, during the three month periods ended March 31, 2011 and 2010, respectively. The Company also credited 1,795 and 2,298 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $45.92 and $34.58 per share, during the three month periods ended March 31, 2011 and 2010, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2011.

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

The Company maintains an unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 30, 2012, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. On March 31, 2011, approximately $125.8 million was available under the line and approximately $177,000 was committed for letters of credit. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of March 31, 2011, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $21,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of March 31, 2011, the material covenants required the Company, on a consolidated basis, to:

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

As of March 31, 2011, the Company was in compliance with all such covenants.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $9,705,000 of the $19,409,000 outstanding at March 31, 2011). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center and $27,600,000 of the Clarendon Center mortgages, respectively, which are guaranteed by Saul Centers.

On March 23, 2011, the Company closed on a new 15-year mortgage loan in the amount of $125,000,000, secured by Clarendon Center. The loan matures April 1, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,491, based upon a 25-year principal amortization, and requires a final principal payment of approximately $70,477,000 at maturity. Proceeds from the loan were used to repay $104,243,000 outstanding on the construction loan. Saul Centers, Inc. has provided a guarantee limited to $27,600,000 of the mortgage loan, to be eliminated based upon the achievement of certain leasing and debt service coverage benchmarks.

In April 2011, the Company submitted an application, paid a $2.8 million good faith deposit, and entered into a rate lock agreement to borrow $73,000,000 under a mortgage loan secured by Seven Corners. Proceeds from this loan will be used to pay-off the remaining balance of existing debt currently secured by Seven Corners and six other shopping center properties which is due to mature October 2012, and provide cash of approximately $10 million. Subject to standard closing requirements, the new 15-year mortgage loan is expected to close in early 2012 and will require monthly principal and interest payments based upon a fixed 5.84% interest rate and 25-year principal amortization.

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

Funds From Operations

For the quarter ended March 31, 2011, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $12,871,000, representing an 18.9% decrease over the comparative 2010 quarter’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

(Amounts in thousands)	Three months ended March 31,
	2011	2010
Net income	$8,332	$12,574

Add:
Real property depreciation & amortization	8,324	7,044
Real property depreciation-discontinued operations	-	29

FFO	16,656	19,647

Subtract:
Preferred stock dividends	(3,785)	(3,785)

FFO available to common shareholders	$12,871	$15,862

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2010 and the three months ended March 31, 2011.

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

Clarendon Center

At yearend 2010, the Company had substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million, of which approximately $178.5 million has been incurred as of March 31, 2011.

The south block consists of 11 floors of residential area (244 units) alongside 8 floors of office space (76,000 square feet), both atop ground floor retail space (29,000 square feet). Space was turned over to the first office tenant whose occupancy began in mid-December, 2010. The first retail occupancy occurred in January 2011, when Circa Restaurant opened. Currently Burapa Thai restaurant, Burke & Herbert Bank and Members Cleaners are operating. The north block consists of 5 floors of office space (95,000 square feet) atop ground floor retail (13,000 square feet). The building shell certificate of occupancy was received in early February and Airline Reporting Corporation (68,000 square feet) took occupancy in late March 2011. The combined project retail and office space leased was 141,211 square feet, or 66.3%.

On December 26, 2010, tenants began occupancy of the apartments and, as of April 28, 2011, 242 leases had been executed (98.8% leased) and 226 apartments were occupied.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $26.5 million. As of March 31, 2011,

38,584 square feet of retail space and 6,732 square feet of office space, or approximately 44.9% of the total space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route

29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 72.3% of the project was leased at March 31, 2011, including a 52,700 square foot Harris Teeter supermarket store, 13,192 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million.

Seven Corners

During 2010, the Company expanded the Seven Corners shopping center by approximately 6.000 square feet. Red Robin Gourmet Burgers opened in November 2010 in a newly-constructed, free-standing building. The Company also completed construction of parking lot, landscaping and site lighting improvements to enhance the common areas.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.6 million, including acquisition costs, approximately 20,000 square feet of retail space located on the east side of Rockville Pike (Route 355), near the White Flint Metro Station in Montgomery County, Maryland. The property, which was fully leased to two tenants at March 31, 2011, is zoned for up to 297,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

Metro Pike Center

On December 17, 2010, the Company purchased for $34.3 million, including acquisition costs, approximately 67,000 square feet of retail space located on the west side of Rockville Pike (Route 355) near the White Flint Metro Station in Montgomery County, Maryland. The property was acquired subject to the assumption of a $16.2 million mortgage loan and a corresponding interest rate swap with a fair value of $0.5 million. The property, which was 89% leased at March 31, 2011 to multiple tenants, is zoned for up to 807,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

4469 Connecticut Ave

On February 17, 2011, the Company purchased for $1.7 million, including acquisition costs, approximately 3,000 square feet of retail space located adjacent to the Company’s Van Ness Square in Washington DC. The property is unoccupied as of March 31, 2011.

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties for the periods ended March 31, 2011 and 2010, respectively.

	Total Properties		Total Square Footage		Percent Leased
As of March 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed- Use
2011	48	7	7,291,000	1,422,000	91.6%	79.3%

2010	47	5	7,218,000	1,206,000	92.0%	89.5%

As of March 31, 2011, 89.6% of the commercial portfolio (all properties except Clarendon Center’s apartments) was leased compared to 91.6% at March 31, 2010. On a same property basis, 90.2% of the commercial portfolio was leased, compared to the prior year level of 91.6%. The Clarendon Center apartments were 92.2% leased at March 31, 2011. The 2011 commercial leasing percentages decreased due to a net decrease of approximately 115,000 square feet of leased space, of which approximately 94,000 square feet was attributable to office/mixed-use properties.

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with $45,600,000 of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. In conjunction with the purchase of Metro Pike Center, and the assumption of the related variable-rate mortgage loan, the Company assumed an interest-rate swap agreement with a $16,169,000 notional amount to manage the interest rate risk associated with the loan. The swap agreement was effective as of the closing date, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. The aggregate fair value of these swaps at March 31, 2011 was approximately $383,000 and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31,

2011, the Company had variable rate indebtedness totaling $19,409,000. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2011 had been one percent higher, our annual interest expense relating to this debt instrument would have increased by $194,000, based on those balances. As of March 31, 2011, the Company had fixed-rate indebtedness totaling $722,132,000 with a weighted average interest rate of 6.26%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2011 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $36,886,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2010 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2011 dividend distribution acquired 85,301 shares of common stock at a price of $45.92 per share.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

3 (a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restate Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference.

(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

(d)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, as amended, dated March 26, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 27, 2008, is hereby incorporated by reference.

4. (a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

(b)	Deposit Agreement, dated March 27, 2008, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4.1 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

(c)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

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

Report of the Company on Form 10-K, is hereby incorporated by reference.

(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Promissory Note, dated as of March 23, 2011, by Clarendon Center LLC to The Prudential Life Insurance Company of America as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(p)	Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(q)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (c) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.	Schedule of Portfolio Properties (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.

(Registrant)

Date: April 28, 2011	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: April 28, 2011	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer (principal financial officer)

Date: April 28, 2011	/s/ Joel A. Friedman
Joel A. Friedman
Senior Vice President, Chief Accounting Officer
(principal accounting officer)