Form 10-Q
period 2011-06-30
SAUL CENTERS INC
filed 2011-08-08
CIK 907254

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2011

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

Number of shares of common stock, par value $0.01 per share outstanding as of August 3, 2011: 18,933,000.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate investments
Land	$282,027	$275,044
Buildings and equipment	920,937	870,143
Construction in progress	39,019	78,849

	1,241,983	1,224,036
Accumulated depreciation	(311,176)	(296,786)

	930,807	927,250
Cash and cash equivalents	21,103	12,968
Accounts receivable and accrued income, net	36,721	36,417
Deferred leasing costs, net	17,952	17,835
Prepaid expenses, net	1,286	3,024
Deferred debt costs, net	6,914	7,192
Other assets	17,178	9,202

Total assets	$1,031,961	$1,013,888

Liabilities
Mortgage notes payable	$732,862	$601,147
Construction loans payable	—	110,242
Dividends and distributions payable	12,506	12,415
Accounts payable, accrued expenses and other liabilities	19,317	23,544
Deferred income	25,475	26,727

Total liabilities	790,160	774,075

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 18,807,211 and 18,557,059 shares issued and outstanding, respectively	188	186
Additional paid-in capital	200,734	189,787
Accumulated deficit	(136,302)	(128,926)
Accumulated other comprehensive loss	—	(419)

Total Saul Centers, Inc. stockholders’ equity	243,948	239,956
Noncontrolling interest	(2,147)	(143)

Total stockholders’ equity	241,801	239,813

Total liabilities and stockholders’ equity	$1,031,961	$1,013,888

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Base rent	$34,193	$31,805	$66,890	$63,470
Expense recoveries	6,791	6,923	14,217	15,645
Percentage rent	453	331	828	689
Other	1,342	1,028	2,577	3,896

Total revenue	42,779	40,087	84,512	83,700

Operating expenses
Property operating expenses	5,827	4,870	12,460	12,508
Provision for credit losses	518	157	1,033	354
Real estate taxes	4,656	4,449	9,138	9,131
Interest expense and amortization of deferred debt costs	11,170	8,887	21,464	17,478
Depreciation and amortization of deferred leasing costs	8,472	7,289	16,796	14,333
General and administrative	3,943	3,689	7,109	6,538

Total operating expenses	34,586	29,341	68,000	60,342

Operating Income	8,193	10,746	16,512	23,358
Acquisition related costs	—	—	(74)	—
Decrease in fair value of derivatives	(1,244)	—	(1,157)	—
Gain on casualty settlement	198	—	198	—
Loss on early extinguishment of debt	—	(4,479)	—	(4,479)

Income from continuing operations	7,147	6,267	15,479	18,879
Discontinued Operations:
Loss from operations of property sold	—	(29)	—	(67)

Net Income	7,147	6,238	15,479	18,812
Noncontrolling interest
Income attributable to noncontrolling interests	(749)	(565)	(1,772)	(2,586)

Net income attributable to Saul Centers, Inc.	6,398	5,673	13,707	16,226
Preferred dividends	(3,785)	(3,785)	(7,570)	(7,570)

Net income available to common stockholders	$2,613	$1,888	$6,137	$8,656

Per share net income available to common stockholders
Basic:
Continuing Operations	$0.14	$0.10	$0.33	$0.48
Discontinued operations	—	—	—	—

	$0.14	$0.10	$0.33	$0.48

Diluted:
Continuing Operations	$0.14	$0.10	$0.33	$0.47
Discontinued operations	—	—	—	—

	$0.14	$0.10	$0.33	$0.47

Dividends declared per common share outstanding	$0.36	$0.36	$0.72	$0.72

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$7,147	$6,238	$15,479	$18,812
Other comprehensive income
Unrealized gain (loss) on cash flow hedge	(26)	—	543	—

Comprehensive income	7,121	6,238	16,022	18,812
Comprehensive income attributable to noncontrolling interests	(741)	(565)	(1,893)	(2,586)

Comprehensive income attributable to Saul Centers, Inc.	6,380	5,673	14,129	16,226
Preferred dividends	(3,785)	(3,785)	(7,570)	(7,570)

Comprehensive income available to common stockholders	$2,595	$1,888	$6,559	$8,656

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2010	$179,328	$186	$189,787	$(128,926)	$(419)	$239,956	$(143)	$239,813
Issuance of 134,643 shares of common stock:
100,094 shares pursuant to dividend reinvestment plan	—	1	4,596	—	—	4,597	—	4,597
34,549 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	1,094	—	—	1,094	—	1,094
Net income	—	—	—	7,309		7,309	1,023	8,332
Unrealized gain on cash flow hedge	—	—	—	—	440	440	129	569
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,742)	—	(6,742)	(1,950)	(8,692)

Balance, March 31, 2011	179,328	187	195,477	(132,144)	21	242,869	(941)	241,928
Issuance of 115,509 shares of common stock:
111,592 shares pursuant to dividend reinvestment plan	—	1	4,740	—	—	4,741	—	4,741
3,917 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	517	—	—	517	—	517
Net income	—	—	—	6,398	—	6,398	749	7,147
Accumulated other comprehensive income recognized in earnings	—	—	—	—	(21)	(21)	(5)	(26)
Distributions payable preferred stock:						—
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,771)	—	(6,771)	(1,950)	(8,721)

Balance, June 30, 2011	$179,328	$188	$200,734	$(136,302)	$—	$243,948	$(2,147)	$241,801

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$15,479	$18,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	16,796	14,390
Amortization of deferred debt costs	760	786
Non cash compensation costs of stock grants and options	656	667
Provision for credit losses	1,033	354
(Increase) decrease in accounts receivable and accrued income	(1,337)	2,003
Increase in deferred leasing costs	(2,417)	(1,222)
Decrease in prepaid expenses	1,738	1,669
Increase in other assets	(7,976)	(3,442)
Increase in accounts payable, accrued expenses and other liabilities	3,378	1,959
Decrease in deferred income	(1,252)	(820)

Net cash provided by operating activities	26,858	35,156

Cash flows from investing activities:
Acquisitions of real estate investments	(1,600)	—
Additions to real estate investments	(5,530)	(2,229)
Additions to development and redevelopment projects	(17,984)	(38,361)

Net cash used in investing activities	(25,114)	(40,590)

Cash flows from financing activities:
Proceeds from mortgage notes payable	125,000	45,600
Repayments on mortgage notes payable	(8,472)	(38,049)
Proceeds from construction loans payable	13,410	22,884
Repayments on construction loans payable	(108,465)	—
Additions to deferred debt costs	(482)	(274)
Proceeds from the issuance of:
Common stock	10,293	7,975
Distributions to:
Series A preferred stockholders	(4,000)	(4,000)
Series B preferred stockholders	(3,570)	(3,570)
Common stockholders	(13,423)	(13,011)
Noncontrolling interest	(3,900)	(3,899)

Net cash provided by financing activities	6,391	13,656

Net increase in cash and cash equivalents	8,135	8,222
Cash and cash equivalents, beginning of period	12,968	20,607

Cash and cash equivalents, end of period	$21,103	$28,829

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

As of June 30, 2011, the Company’s properties (the “Current Portfolio Properties”) consisted of 48 operating shopping center properties (the “Shopping Centers”), seven mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of June 30, 2011, thirty-one of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.0%), a tenant at seven Shopping Centers, Safeway (3.2%), a tenant at eight Shopping Centers and Capital One Bank (2.7%), a tenant at twenty properties, individually accounted for 2.5% or more of the Company’s total revenue for the six months ended June 30, 2011.

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

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an impairment analysis to determine that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually

Notes to Consolidated Financial Statements (Unaudited)

or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. No impairment loss was recognized during the six month periods ended June 30, 2011 and 2010.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $1,274,000 and $3,421,000, for the six month periods ended June 30, 2011 and 2010, respectively. A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, the Company capitalizes leasehold improvements when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations totaled $14,496,000 and $12,399,000 for the six month periods ended June 30, 2011 and 2010, respectively. Repairs and maintenance expense, included in property operating expenses, for the six month periods ended June 30, 2011 and 2010, was $5,533,000 and $7,080,000, respectively.

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. As of June 30, 2011, no properties were classified as held for sale.

Notes to Consolidated Financial Statements (Unaudited)

Discontinued Operations

On September 30, 2010, the Company sold its Lexington property for $8,132,000 and recognized a gain of $3,591,000. The results of operations for the Lexington property for the three and six months ended June 30, 2010 are shown in the statements of operations as “Loss from operations of property sold.” The Company has no other discontinued operations.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the initial term of the lease or remaining initial term of acquired leases. Collectively, deferred leasing costs totaled $17,952,000 and $17,835,000, net of accumulated amortization of $14,366,000 and $14,968,000, as of June 30, 2011 and December 31, 2010, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $2,300,000 and $1,991,000, for the six months ended June 30, 2011 and 2010, respectively.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of June 30, 2011 and December 31, 2010 are as follows:

Construction in Progress

(Dollars in thousands)	June 30, 2011	December 31, 2010
Clarendon Center North	$12,099	$40,514
Clarendon Center South	25,927	37,589
Other	993	746

Total	$39,019	$78,849

As of June 30, 2011, 73% and 41% of the commercial leasable area of Clarendon Center North and Clarendon Center South, respectively, and 100% of the residential area of Clarendon South had been placed into operation. The development costs related to the area in operation

Notes to Consolidated Financial Statements (Unaudited)

have been reclassified into land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of June 30, 2011 for the remaining 27% and 59% of commercial leaseable area of Clarendon Center North and Clarendon Center South, respectively, and as of December 31, 2010, 100% of the commercial space of both buildings and none of the residential space.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1,049,000 and $898,000, at June 30, 2011 and December 31, 2010, respectively.

In addition to rents due currently, accounts receivable includes approximately $29,156,000 and $27,227,000, at June 30, 2011 and December 31, 2010, respectively, net of allowance for doubtful accounts totaling $126,000 and $576,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $6,914,000 and $7,192,000, net of accumulated amortization of $6,127,000 and $5,367,000, at June 30, 2011 and December 31, 2010, respectively.

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

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and expires in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing

Notes to Consolidated Financial Statements (Unaudited)

market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of June 30, 2011, 234,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares as of the 2011 Annual Meeting of Shareholders. The shares were valued at the closing stock price on the date the shares were awarded and included in general and administrative expenses.

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

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 77.6% common interest as of June 30, 2011. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represent earnings allocated to limited partnership interests held by the Saul Organization.

Notes to Consolidated Financial Statements (Unaudited)

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution. As of June 30, 2011, the stock options issued in 2007, 2008 and 2011 are anti-dilutive and are therefore excluded from this measurement.

Basic and Diluted Shares Outstanding

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Weighted average common shares outstanding-Basic	18,770	18,203	18,714	18,144
Effect of dilutive options	69	109	82	95

Weighted average common shares outstanding-Diluted	18,839	18,312	18,796	18,239

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

Notes to Consolidated Financial Statements (Unaudited)

4469 Connecticut Avenue

In February 2011, the Company purchased 4469 Connecticut Avenue for $1.6 million, a one retail space property, currently unleased, located adjacent to Van Ness Square in northwest Washington, DC and incurred acquisition costs of $74,000.

4. Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

Certain members of The Saul Organization are limited partners of the Operating Partnership, collectively owning a 22.4% common interest as of June 30, 2011, represented by approximately 5,416,000 convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2011, 3,512,000 units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 22.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended June 30, 2011 and 2010, were approximately 24,255,000 and 23,728,000, respectively, and for the six months ended June 30, 2011 and 2010, were approximately 24,212,000 and 23,655,000, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $732,862,000 at June 30, 2011, of which approximately $717,675,000 was fixed-rate debt and approximately $15,187,000 was variable rate debt.

In addition to the outstanding indebtedness at June 30, 2011, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, with no outstanding borrowings. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On June 30, 2011, approximately $150 million was available under the line. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of June 30, 2011, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $45,000,000 of the line’s availability is

Notes to Consolidated Financial Statements (Unaudited)

determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock loan (approximately $7,594,000 of the $15,187,000 outstanding at June 30, 2011). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center and $27,600,000 of the Clarendon Center mortgages, which are guaranteed by Saul Centers.

On March 23, 2011, the Company closed on a new 15-year mortgage loan in the amount of $125,000,000, secured by Clarendon Center. The loan matures April 1, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,491, based upon a 25-year principal amortization, and requires a final principal payment of approximately $70,477,000 at maturity. Proceeds from the loan were used to repay $104,243,000 outstanding on the construction loan. Saul Centers has provided a guarantee limited to $27,600,000 of the mortgage loan, which will be eliminated upon the achievement of certain leasing and debt service coverage benchmarks.

At December 31, 2010, the Company’s outstanding debt totaled approximately $711,389,000, of which $601,147,000 was fixed rate and $110,242,000 was variable rate debt. No balances were outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

At June 30, 2011, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments	Scheduled Principal Amortization	Total
July 1 through December 31, 2011	$—	$9,774	$9,774
2012	61,960	19,501	81,461
2013	70,131	15,423	85,554
2014	13,218	15,523	28,741
2015	15,077	15,842	30,919
2016	—	16,470	16,470
Thereafter	369,074	110,869	479,943

	$529,460	$203,402	$732,862

Notes to Consolidated Financial Statements (Unaudited)

Interest expense and amortization of deferred debt costs for the three and six month periods ended June 30, 2011 and 2010, were as follows:

Interest Expense and Amortization of Deferred Debt Costs

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest incurred	$11,384	$10,115	$21,978	$20,167
Amortization of deferred debt costs	388	365	760	732
Capitalized interest	(602)	(1,593)	(1,274)	(3,421)

	$11,170	$8,887	$21,464	$17,478

6. Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations for the six months ended June 30, 2011 and 2010 reflect noncontrolling interest of $1,772,000 and $2,586,000, respectively, representing The Saul Organization’s share of net income for each period.

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

Notes to Consolidated Financial Statements (Unaudited)

Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $280,000 and $207,000, for the six months ended June 30, 2011 and 2010, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2011 and 2010, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $108,000 and $89,000, for the six months ended June 30, 2011 and 2010, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1,737,000 and $1,623,000, at June 30, 2011 and December 31, 2010, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2011 and 2010, which included rental expense for the Company’s headquarters lease, totaled approximately $2,927,000 and $2,999,000, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of June 30, 2011 and December 31, 2010, accounts payable, accrued expenses and other liabilities included approximately $381,000 and $606,000, respectively, representing amounts due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The 10-year lease, which commenced in March 2002, provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the six months ended June 30, 2011 and 2010 was approximately $470,000 and $435,000, respectively, and is included in general and administrative expense.

Notes to Consolidated Financial Statements (Unaudited)

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $116,000 and $97,000 for the six months ended June 30, 2011 and 2010, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2011:

Stock options issued
	Officers
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	05/13/2011	Subtotal
Total grant	220,000	122,500	132,500	135,000	162,500	772,500
Vested	212,500	115,000	118,750	122,500	—	568,750
Exercised	199,315	48,525	25,125	—	—	272,965
Forfeited	7,500	7,500	13,750	12,500	—	41,250
Exercisable at June 30, 2011	13,185	66,475	93,625	122,500	—	295,785
Remaining unexercised	13,185	66,475	93,625	122,500	162,500	458,285

Exercise price	$24.91	$25.78	$33.22	$54.17	$41.82
Volatility	0.175	0.183	0.207	0.233	0.330
Expected life (years)	7.0	7.0	8.0	6.5	8.0
Assumed yield	7.00%	5.75%	6.37%	4.13%	4.81%
Risk-free rate	4.00%	4.05%	4.15%	4.61%	2.75%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$1,277,794	$3,575,017
Forfeited options	11,325	17,925	35,100	—	—	64,350
Expensed in previous years	320,875	274,850	378,300	1,153,957	—	2,127,982
Expensed in 2011	—	—	—	104,891	26,621	131,512
Future expense	—	—	—	—	1,251,173	1,251,173

Stock options issued
	Directors
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010	05/13/2011	Subtotal	Grand Total
Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	247,500	1,020,000
Vested	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	247,500	816,250
Exercised	6,200	2,500	—	—	—	2,500	—	—	11,200	284,165
Forfeited	—	—	—	—	—	—	—	—	—	41,250
Exercisable at June 30, 2011	23,800	27,500	30,000	30,000	30,000	30,000	32,500	32,500	236,300	532,085
Remaining unexercised	23,800	27,500	30,000	30,000	30,000	30,000	32,500	32,500	236,300	694,585

Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82
Volatility	0.183	0.198	0.206	0.225	0.237	0.344	0.369	0.358
Expected life (years)	5.0	10.0	9.0	8.0	7.0	6.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%

Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$1,629,375	$5,204,392
Forfeited options	—	—	—	—	—	—	—	—	—	64,350
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	222,950	287,950	—	1,332,000	3,459,982
Expensed in 2011	—	—	—	—	—	—	—	297,375	297,375	428,887
Future expense	—	—	—	—	—	—	—	—	—	1,251,173

Remaining term of future expense 3.9 years

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2011:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	532,881	$39.13
Granted	195,000	41.82
Exercised	(33,296)	28.68	$644,000
Expired/Forfeited	—	—

Outstanding June 30	694,585	40.38	2,383,000

Exercisable at June 30	532,085	39.95	2,383,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At June 30, 2011, the closing share price of $39.37 was lower than the exercise price of options granted in 2007, 2008 and 2011, therefore, those options had no intrinsic value as of June 30, 2011. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.1 and 5.3 years, respectively.

9. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, the aggregate fair value of the notes payable with fixed-rate payment terms, assuming long-term interest rates of approximately 5.40% and 5.25%, would be approximately $718,159,000 and $642,124,000, respectively, compared to the carrying value of $717,675,000 and $601,147,000, at June 30, 2011 and December 31, 2010, respectively.

The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. As of June 30, 2011, the fair value of the interest-rate swaps was approximately $1,571,000 and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. Effective June 1, 2011, the Company determined that the short-cut method of hedge accounting was not appropriate for one of its interest-rate swaps and, for accounting purposes, the hedge relationship was terminated. As a result, the amount of accumulated comprehensive income as of March 31, 2011 and subsequent changes in the value of the swap have been recognized in earnings. During the three months and six months ended June 30, 2011, the Company recognized losses of $1,244,000 and $1,157,000, respectively, as a result of declines in the fair values of its interest-rate swaps. The Company had no interest-rate swaps during the comparable periods in 2010.

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Quarter ended June 30, 2011
Real estate rental operations:
Revenue	$31,157	$11,593	$29	$42,779
Expenses	(7,257)	(3,744)	—	(11,001)

Income from real estate	23,900	7,849	29	31,778
Interest expense and amortization of deferred debt costs	—	—	(11,170)	(11,170)
General and administrative	—	—	(3,943)	(3,943)

Subtotal	23,900	7,849	(15,084)	16,665
Depreciation and amortization of deferred leasing costs	(5,461)	(3,011)		(8,472)
Decrease in fair value of derivatives	—	—	(1,244)	(1,244)
Gain on casualty settlement	198	—	—	198

Net income (loss)	$18,637	$4,838	$(16,328)	$7,147

Capital investment	$1,999	$8,374	$—	$10,373

Total assets	$701,769	$307,991	$22,201	$1,031,961

Quarter ended June 30, 2010
Real estate rental operations:
Revenue	$30,161	$9,926	$—	$40,087
Expenses	(6,569)	(2,908)	—	(9,477)

Income from real estate	23,592	7,018	—	30,610
Interest expense and amortization of deferred debt costs	—	—	(8,887)	(8,887)
General and administrative	—	—	(3,689)	(3,689)

Subtotal	23,592	7,018	(12,576)	18,034
Depreciation and amortization of deferred leasing costs	(5,168)	(2,120)	—	(7,288)
Loss on early extinguishment of debt	—	—	(4,479)	(4,479)
Loss from operations of property sold	(29)			(29)

Net income (loss)	$18,395	$4,898	$(17,055)	$6,238

Capital investment	$965	$20,895	$—	$21,860

Total assets	$663,100	$267,841	$31,149	$962,090

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2011
Real estate rental operations:
Revenue	$62,960	$21,505	$47	$84,512
Expenses	(15,325)	(7,306)	—	(22,631)

Income from real estate	47,635	14,199	47	61,881
Interest expense and amortization of deferred debt costs	—	—	(21,464)	(21,464)
General and administrative	—	—	(7,109)	(7,109)

Subtotal	47,635	14,199	(28,526)	33,308
Depreciation and amortization of deferred leasing costs	(10,937)	(5,859)	—	(16,796)
Acquisition related costs	(74)		—	(74)
Gain on casualty settlement	198	—	—	198
Decrease in fair value of derivatives	—	—	(1,157)	(1,157)

Net income (loss)	$36,822	$8,340	$(29,683)	$15,479

Capital investment	$4,378	$20,736	$—	$25,114

Total assets	$701,769	$307,991	$22,201	$1,031,961

Six months ended June 30, 2010
Real estate rental operations:
Revenue	$64,175	$19,525	$—	$83,700
Expenses	(16,221)	(5,772)	—	(21,993)

Income from real estate	47,954	13,753	—	61,707
Interest expense and amortization of deferred debt costs	—	—	(17,478)	(17,478)
General and administrative	—	—	(6,538)	(6,538)

Subtotal	47,954	13,753	(24,016)	37,691
Depreciation and amortization of deferred leasing costs	(10,254)	(4,079)	—	(14,333)
Loss on early extinguishment of debt	—	—	(4,479)	(4,479)
Loss from operations of property sold	(67)			(67)

Net income (loss)	$37,633	$9,674	$(28,495)	$18,812

Capital investment	$2,606	$37,984	$—	$40,590

Total assets	$663,100	$267,841	$31,149	$962,090

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events

The Company has reviewed operating activities for the period subsequent to June 30, 2011 and prior to the date the financial statements are issued or are available to be issued, and determined no subsequent events are required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.

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

General

The following discussion is based primarily on the consolidated financial statements of the Company as of June 30, 2011 and for the three and six month periods ended June 30, 2011.

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

Three of the Company’s significant tenants are currently involved in bankruptcy proceedings. Blockbuster Video has rejected the leases at two locations. Two other leases were transferred to Dish Network Corp., and store operations have continued. Borders Books has recently announced it will liquidate all of its remaining stores including the single location with the Company at Thruway. Superfresh closed its Lumberton, New Jersey store effective April 18, 2011, rejected this lease and announced its plan to accept the lease at the Company’s Shops at Fairfax, which is currently subleased to Super H Grocery. These three bankruptcy proceedings are the only known bankruptcies involving the Company’s significant tenants.

With the decline in overall consumer spending in the past few years, retailers continue to struggle with declining sales and limited access to capital. Vacancies remain elevated compared to pre-recession levels. Our overall portfolio leasing percentage, on a comparative same center basis, at June 30, 2011 was 90.2%, a decrease from 91.9% at June 30, 2010, a space leased reduction of approximately 145,000 square feet, of which approximately 90,000 square feet was attributable to the Mixed-Use Properties.

Because of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets. First, the Company’s ratio of total debt to total assets value is less than 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of June 30, 2011, amortizing fixed-rate mortgage debt with staggered maturities from 2012 to 2027, represented approximately 98% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s earliest fixed-rate debt maturity is not until October 2012. The Company’s only floating rate debt is a $15,187,000 loan secured by Northrock shopping center, and during the 2011 second quarter the Company extended the loan’s maturity to May 2013 and curtailed the loan by $4.2 million. Finally, as of June 30, 2011, the Company’s $150 million unsecured revolving line of credit is fully available.

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

Results of Operations

Quarter ended June 30, 2011 compared to quarter ended June 30, 2010

Revenue

	Quarter ended June 30,		2011 to 2010 Change
(Dollars in thousands)	2011	2010	$	%
Base rent	$34,193	$31,805	$2,388	7.5%
Expense recoveries	6,791	6,923	(132)	-1.9%
Percentage rent	453	331	122	36.9%
Other	1,342	1,028	314	30.5%

Total revenue	$42,779	$40,087	$2,692	6.7%

Note:    (Dollars in thousands)

Base rent includes $1,222 and $156 for the quarters ended June 30, 2011 and 2010, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $240 and $267, for the quarters ended June 30, 2011 and 2010, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 6.7% in the quarter ended June 30, 2011 (“2011 Quarter”) compared to the corresponding prior year’s quarter (“2010 Quarter”). The increased revenue resulted primarily from rental income generated by a development property (Clarendon Center) and two acquisition properties (11503 Rockville Pike and Metro Pike Center), defined as the “Development and Acquisition Properties,” (approximately $4,118,000) offset in part by decreased revenue from the Mixed-Use Properties fully in operation during both the 2011 and 2010 Quarters (approximately $1,461,000), as a result of a decrease in occupancy that occurred in the latter part of 2010 and the first quarter of 2011. A discussion of the components of revenue follows.

Base rent. Base rent increased in the 2011 Quarter compared to the 2010 Quarter primarily due to the Development and Acquisition Properties (approximately $3,728,000) offset in part by lower base rent in the same property Mixed-Use portfolio as a result of a decrease in occupancy that occurred in the latter part of 2010 and the first quarter of 2011 (approximately $1,014,000).

Other revenue. Other revenue increased in the 2011 Quarter primarily due to increased lease termination fees ($124,000) and increased residential tenant fees and parking income (combined $127,000).

Operating Expenses

	Quarter ended June 30,		2011 to 2010 Change
(Dollars in thousands)	2011	2010	$	%
Property operating expenses	$5,827	$4,870	$957	19.7%
Provision for credit losses	518	157	361	229.9%
Real estate taxes	4,656	4,449	207	4.7%
Interest expense and amortization of deferred debt costs	11,170	8,887	2,283	25.7%
Depreciation and amortization of leasing costs	8,472	7,289	1,183	16.2%
General and administrative	3,943	3,689	254	6.9%

Total operating expenses	$34,586	$29,341	$5,245	17.9%

Total operating expenses increased 17.9% in the 2011 Quarter compared to the 2010 Quarter due primarily to increased interest, depreciation and property operating expense arising from the operation of the Development and Acquisition Properties.

Property operating expenses. Property operating expenses increased in the 2011 Quarter primarily due to the operation of the Development and Acquisition Properties ($775,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The increase in the 2011 Quarter reflects the continued stress of a stagnant housing market and slowly recovering jobs market in the local economy.

Real estate taxes. The increase in real estate taxes in the 2011 Quarter was primarily due to the Development and Acquisition Properties ($385,000) offset in part by lower taxes at the Company’s District of Columbia Mixed-Use Properties ($133,000).

Interest expense and amortization of deferred debt. Interest expense increased in the 2011 Quarter compared to the 2010 Quarter primarily because more than 70% of the Clarendon Center development was placed in-service during the 2011 Quarter, which caused a $991,000 reduction in interest capitalized, as well as increased interest expense arising from the refinancing in March 2011 of the project’s construction loan with a higher fixed-rate, 15 year mortgage.

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expense increased during the 2011 Quarter due to increased payroll and related benefits and personal property taxes.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Revenue

	Six months ended June 30,		2011 to 2010 Change
(Dollars in thousands)	2011	2010	$	%
Base rent	$66,890	$63,470	$3,420	5.4%
Expense recoveries	14,217	15,645	(1,428)	-9.1%
Percentage rent	828	689	139	20.2%
Other	2,577	3,896	(1,319)	-33.9%

Total revenue	$84,512	$83,700	$812	1.0%

Note:    (Dollars in thousands)

Base rent includes $1,930 and $270 for the six months ended June 30, 2011 and 2010, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $485 and $545, for the six months ended June 30, 2011 and 2010, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 1.0% in the six months ended June 30, 2011 (“2011 Period”) compared to the corresponding prior year’s six months (“2010 Period”). The increased revenue resulted from rental income generated by the Development and Acquisition Properties (approximately $6,691,000) offset in part by decreased revenue from rental properties fully in operation during both the 2011 and 2010 Periods (approximately $2,786,000), the majority arising from the Mixed-Use Properties (approximately $2,699,000) due to a decrease in occupancy that occurred in the latter part of 2010 and the first quarter of 2011, a decrease in other income compared to the 2010 Period, which reported the collection of rent and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time ($1,939,000), and reduced expense recovery income resulting from substantial snow removal expenses incurred during the 2010 Period. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2011 Period compared to the 2010 Period resulted primarily from the Development and Acquisition Properties (approximately $6,216,000) offset in part by the decrease in the same center Mixed-Use portfolio (approximately $1,945,000) and the Shopping Centers (approximately $546,000).

Expense recoveries. Expense recoveries decreased in the 2011 Period due primarily to $1,200,000 recovery in 2010 of snow removal expenses incurred as a result of severe winter weather impacting the Mid-Atlantic states during February 2010 and, to a lesser extent, reduced real estate tax recovery income caused by lower real estate tax expense.

Other revenue. Other revenue decreased in the 2011 Period primarily due to the collection during the 2010 Period of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time ($1,939,000) offset in part by increased residential tenant fees and parking income (combined $360,000) and increased investment income ($47,000) during the 2011 Period.

Operating Expenses

	Six months ended June 30,		2011 to 2010 Change
(Dollars in thousands)	2011	2010	$	%
Property operating expenses	$12,460	$12,508	$(48)	-0.4%
Provision for credit losses	1,033	354	679	191.8%
Real estate taxes	9,138	9,131	7	0.1%
Interest expense and amortization of deferred debt costs	21,464	17,478	3,986	22.8%
Depreciation and amortization of leasing costs	16,796	14,333	2,463	17.2%
General and administrative	7,109	6,538	571	8.7%

Total operating expenses	$68,000	$60,342	$7,658	12.7%

Total operating expenses increased 12.7% in the 2011 Period compared to the 2010 Period due primarily to increased interest and depreciation expense arising from the operation of the Development and Acquisition Properties.

Property operating expenses. Property operating expenses decreased in the 2011 Period primarily due to a $2,142,000 decrease in snow removal expense offset in part by operating expenses arising from the operation of the Development and Acquisition Properties ($1,557,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The increase in the 2011 Period reflects the continued stress of a stagnant housing market and slowly recovering jobs market in the local economy.

Interest expense and amortization of deferred debt. Interest expense increased in the 2011 Period compared to the 2010 Period primarily due to Clarendon Center, because more than 70% of the project was placed in-service during the 2011 Period, which caused a $3,450,000 increase in interest expense, net of amounts capitalized, as well as increased interest expense arising from the refinancing in March 2011 of the project’s construction loan with a higher fixed-rate, 15 year mortgage.

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expense increased during the 2011 Period due to payroll and related benefits of construction and development personnel no longer capitalized to ongoing development projects and, to a lesser extent, increased personal property taxes.

Acquisition Related Costs. Acquisition related costs of $74,000 arose from the Company’s February 17, 2011, purchase of a 3,000 square foot retail property located adjacent to the Company’s Van Ness Square in Washington DC.

Liquidity and Capital Resources

Cash and cash equivalents were $21,103,000 and $28,829,000 at June 30, 2011 and 2010, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$26,858	$35,156
Net cash used in investing activities	(25,114)	(40,590)
Net cash provided by financing activities	6,391	13,656

Increase in cash and cash equivalents	$8,135	$8,222

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2011 and 2010 Periods primarily reflect the development and construction costs of Clarendon Center. Tenant improvement and property capital expenditures totaled $5,530,000 and $2,229,000, for the 2011 and 2010 Periods, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 primarily reflects:

•	proceeds of $125,000,000 received from mortgage notes payable;

•	proceeds of $13,410,000 received from construction loan draws; and

•	proceeds of $10,293,000 from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options;

which was partially offset by:

•	the repayment of construction loans payable totaling $108,465,000;

•	the repayment of mortgage notes payable totaling $8,472,000;

•	distributions to common stockholders totaling $13,423,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $3,900,000;

•	distributions made to preferred stockholders totaling $7,570,000; and

•	payments of $482,000 for financing costs of mortgage notes payable.

Net cash provided by financing activities for the six months ended June 30, 2010 primarily reflects:

•	Proceeds of $45,600,000 received from mortgage notes payable;

•	Proceeds of $22,884,000 received from construction loan draws; and

•	proceeds of $7,975,000 received from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $38,049,000;

•	distributions to common stockholders totaling $13,011,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $3,899,000;

•	distributions made to preferred stockholders totaling $7,570,000; and

•	payments of $274,000 for financing costs of mortgage notes payable.

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

As of June 30, 2011, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments	Scheduled Principal Amortization	Total
July 1 through December 31, 2011	$—	$9,774	$9,774
2012	61,960	19,501	81,461
2013	70,131	15,423	85,554
2014	13,218	15,523	28,741
2015	15,077	15,842	30,919
2016	—	16,470	16,470
Thereafter	369,074	110,869	479,943

	$529,460	$203,402	$732,862

Management believes that the Company’s capital resources, which at June 30, 2011 included cash balances of approximately $21,103,000 and borrowing availability of approximately $150,000,000 under its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 207,924 and 199,695 shares under the DRIP at a weighted average discounted price of $44.11 and $36.86 per share, during the six month periods ended June 30, 2011 and 2010, respectively. The Company also credited 3,762 and 4,366 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $44.13 and $36.70 per share, during the six month periods ended June 30, 2011 and 2010, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2011.

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

The Company maintains an unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 30, 2012, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. On June 30, 2011, all $150 million was available under the line. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of June 30, 2011, operating income from the unencumbered properties determined the interest rate for up to $105,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $45,000,000 of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of June 30, 2011, the material covenants required the Company, on a consolidated basis, to:

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

As of June 30, 2011, the Company was in compliance with all such covenants.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock construction loan (approximately $7,594,000 of the $15,187,000 outstanding at June 30, 2011). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center and $27,600,000 of the Clarendon Center mortgages, respectively, which are guaranteed by Saul Centers.

On March 23, 2011, the Company closed on a new $125 million, 15-year mortgage loan, secured by Clarendon Center. The loan matures April 1, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,491, based upon a 25-year principal amortization, and requires a final principal payment of approximately $70,477,000 at maturity. Proceeds from the loan were used to repay $104,243,000 outstanding on the construction loan. Saul Centers has provided a guarantee limited to $27,600,000 of the mortgage loan, which will be eliminated upon the achievement of certain leasing and debt service coverage benchmarks.

In April 2011, the Company submitted an application, paid a $2.8 million good faith deposit, and entered into a rate-lock agreement to borrow $73,000,000 under a mortgage loan secured by Seven Corners. Proceeds from this loan will be used to pay off the remaining balance of existing debt currently secured by Seven Corners and six other shopping center properties which is due to mature October 2012, and provide cash of approximately $10 million. Subject to standard closing requirements, the new 15-year mortgage loan is expected to close in early 2012 and will require monthly principal and interest payments based upon a fixed 5.84% interest rate and 25-year principal amortization.

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

Funds From Operations

For the quarter ended June 30, 2011, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $11,636,000, representing a 19.1% increase over the comparative 2010 quarter’s FFO available to common shareholders. For the six month period ended June 30, 2011, the Company reported FFO available to common shareholders of $24,507,000, representing a 4.4% decrease from the comparative 2010 Period’s FFO available to common shareholders. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2011	2010	2011	2010
Net income	$7,147	$6,238	$15,479	$18,812
Subtract:
Gain on casualty settlement	(198)	—	(198)	—
Add:
Real property depreciation & amortization	8,472	7,289	16,796	14,333
Real property depreciation-discontinued operations	—	28	—	57

FFO	15,421	13,555	32,077	33,202
Subtract:
Preferred stock dividends	(3,785)	(3,785)	(7,570)	(7,570)

FFO available to common shareholders	$11,636	$9,770	$24,507	$25,632

Average shares & units used to compute FFO per share	24,255	23,728	24,212	23,655

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what the Company believes occurs with its assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2010 and the six months ended June 30, 2011.

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

Clarendon Center

At yearend 2010, the Company had substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million, of which approximately $185.2 million has been incurred as of June 30, 2011.

The south block consists of 11 floors of residential area (244 units) alongside 8 floors of office space (76,000 square feet), both atop ground floor retail space (29,000 square feet) leased to Trader Joe’s, Circa Café and Burke & Herbert Bank. Space was turned over to the first office tenant whose occupancy began in mid-December, 2010. The first retail occupancy occurred in January 2011, when Circa Cafe opened. Currently all of the retail tenants are operating, with the exception of Trader Joe’s, which is scheduled to open in the fourth quarter of 2011. The north block consists of 5 floors of office space (95,000 square feet) atop ground floor retail (13,000 square feet). The building shell certificate of occupancy was received in early February and Airline Reporting Corporation (68,000 square feet) took occupancy in late March 2011. As of June 30, 2011, the combined project retail and office space leased was 153,000 square feet, or 72.0%.

On December 26, 2010, tenants began occupancy of the apartments. By April 28, 2011 the apartments were 98.8% leased and as of August 3, 2011, all 244 were fully leased and occupied.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $26.5 million. As of June 30, 2011, 40,000 square feet of retail space and 11,000 square feet of office space, or approximately 51.3% of the total space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 72.3% of the project was leased at June 30, 2011, including a 52,700 square foot Harris Teeter supermarket store, 13,192 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million.

Seven Corners

During 2010, the Company expanded the Seven Corners shopping center by approximately 6,000 square feet. Red Robin Gourmet Burgers opened in November 2010 in a newly-constructed, free-standing building. The Company also completed construction of parking lot, landscaping and site lighting improvements to enhance the common areas.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.6 million, including acquisition costs, approximately 20,000 square feet of retail space located on the east side of Rockville Pike (Route 355), near the White Flint Metro Station in Montgomery County, Maryland. The property, which was fully leased to two tenants at June 30, 2011, is zoned for up to 297,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

Metro Pike Center

On December 17, 2010, the Company purchased for $34.3 million, including acquisition costs, approximately 67,000 square feet of retail space located on the west side of Rockville Pike (Route 355) near the White Flint Metro Station in Montgomery County, Maryland. The property was acquired subject to the assumption of a $16.2 million mortgage loan and a corresponding interest rate swap with a fair value of $0.5 million. The property, which was 90.7% leased at June 30, 2011 to multiple tenants, is zoned for up to 807,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

4469 Connecticut Ave

On February 17, 2011, the Company purchased for $1.7 million, including acquisition costs, approximately 3,000 square feet of retail space located adjacent to the Company’s Van Ness Square in Washington DC. The property is unoccupied as of June 30, 2011.

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
As of June 30,	Shopping Centers	Mixed- Use	Shopping Centers	Mixed- Use	Shopping Centers	Mixed- Use
2011	48	7	7,291,000	1,422,000	91.5%	81.0%
2010	47	5	7,218,000	1,206,000	92.2%	89.9%

As of June 30, 2011, 89.8% of the commercial portfolio (all properties except Clarendon Center’s apartments) was leased compared to 91.9% at June 30, 2010. On a same property basis, 90.2% of the commercial portfolio was leased, compared to the prior year level of 91.9%. The Clarendon Center apartments were 100.0% leased at June 30, 2011. The 2011 commercial leasing percentages decreased due to a net decrease of approximately 145,000 square feet of leased space, of which approximately 90,000 square feet was attributable to office/Mixed-Use Properties.

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with $45,600,000 of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. In conjunction with the purchase of Metro Pike Center, and the assumption of the related variable-rate mortgage loan, the Company assumed an interest-rate swap agreement with a $16,169,000 notional amount to manage the interest rate risk associated with the loan. The swap agreement was effective as of the closing date, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. The aggregate fair value of these swaps at June 30, 2011 was approximately $1,571,000 and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2011, the Company had variable rate indebtedness totaling $15,187,000. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2011 had been one percent higher, our annual interest expense would have increased by $152,000, based on those balances. As of June 30, 2011, the Company had fixed-rate indebtedness totaling $717,675,000 with a weighted average interest rate of 6.26%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2011 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $35,658,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2010 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan, effective with the April 29, 2011 dividend distribution, acquired 92,919 shares of common stock at a price of $42.49 per share.

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

incorporated by reference.

	(k)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

	(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

	(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.
	(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

	(o)	Promissory Note, dated as of March 23, 2011, by Clarendon Center LLC to The Prudential Life Insurance Company of America as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

	(p)	Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

	(q)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (c) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties (filed herewith).

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 3, 2011	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: August 3, 2011	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: August 3, 2011	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)