Form 10-Q
period 2011-09-30
SAUL CENTERS INC
filed 2011-11-08
CIK 907254

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2011

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

Number of shares of common stock, par value $0.01 per share outstanding as of November 3, 2011: 19,284,000.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Real estate investments
Land	$323,298	$275,044
Buildings and equipment	1,077,186	870,143
Construction in progress	12,780	78,849

	1,413,264	1,224,036
Accumulated depreciation	(318,117)	(296,786)

	1,095,147	927,250
Cash and cash equivalents	11,447	12,968
Accounts receivable and accrued income, net	37,407	36,417
Deferred leasing costs, net	25,010	17,835
Prepaid expenses, net	5,843	3,024
Deferred debt costs, net	6,969	7,192
Other assets	14,702	9,202

Total assets	$1,196,525	$1,013,888

Liabilities

Mortgage notes payable	$826,018	$601,147
Revolving credit facility payable	8,000	—
Construction loans payable	—	110,242
Dividends and distributions payable	13,162	12,415
Accounts payable, accrued expenses and other liabilities	25,101	23,544
Deferred income	32,300	26,727

Total liabilities	904,581	774,075

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,121,915 and 18,557,059 shares issued and outstanding, respectively	191	186
Additional paid-in capital	211,897	189,787
Accumulated deficit	(141,472)	(128,926)
Accumulated other comprehensive loss	(2,674)	(419)

Total Saul Centers, Inc. stockholders’ equity	247,270	239,956

Noncontrolling interest	44,674	(143)

Total stockholders’ equity	291,944	239,813

Total liabilities and stockholders’ equity	$1,196,525	$1,013,888

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Base rent	$34,390	$31,243	$101,280	$94,713
Expense recoveries	6,994	6,938	21,211	22,583
Percentage rent	209	238	1,037	927
Other	1,285	1,132	3,862	5,028

Total revenue	42,878	39,551	127,390	123,251

Operating expenses
Property operating expenses	5,829	5,199	18,289	17,706
Provision for credit losses	595	345	1,628	699
Real estate taxes	4,743	4,367	13,881	13,498
Interest expense and amortization of deferred debt costs	11,250	8,781	32,714	26,259
Depreciation and amortization of deferred leasing costs	8,512	7,031	25,308	21,365
General and administrative	3,293	3,417	10,402	9,955

Total operating expenses	34,222	29,140	102,222	89,482

Operating Income	8,656	10,411	25,168	33,769
Acquisition related costs	(2,439)	(170)	(2,513)	(170)
Decrease in fair value of derivatives	(217)	—	(1,374)	—
Gain on casualty settlement	—	1,700	198	1,700
Loss on early extinguishment of debt	—	—	—	(4,479)

Income from continuing operations	6,000	11,941	21,479	30,820

Discontinued Operations
Loss from operations of property sold	—	(29)	—	(96)
Gain on sale of property	—	3,591	—	3,591

Income from discontinued operations	—	3,562	—	3,495

Net Income	6,000	15,503	21,479	34,315

Noncontrolling interest
Income attributable to noncontrolling interests	(496)	(2,672)	(2,268)	(5,258)

Net income attributable to Saul Centers, Inc.	5,504	12,831	19,211	29,057

Preferred dividends	(3,785)	(3,785)	(11,355)	(11,355)

Net income available to common stockholders	$1,719	$9,046	$7,856	$17,702

Per share net income available to common stockholders
Basic and Diluted:
Continuing operations	$0.09	$0.30	$0.42	$0.78
Discontinued operations	—	0.19	—	0.19

	$0.09	$0.49	$0.42	$0.97

Dividends declared per common share outstanding	$0.36	$0.36	$1.08	$1.08

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income	$6,000	$15,503	$21,479	$34,315

Other comprehensive income
Unrealized loss on cash flow hedge	(3,449)	(3,275)	(2,906)	(3,275)

Total comprehensive income	2,551	12,228	18,573	31,040

Comprehensive income (loss) attributable to noncontrolling interests	(276)	1,922	1,617	4,508

Total comprehensive income attributable to Saul Centers, Inc.	2,827	10,306	16,956	26,532

Preferred dividends	(3,785)	(3,785)	(11,355)	(11,355)

Total comprehensive income (loss) available to common stockholders	$(958)	$6,521	$5,601	$15,177

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2010	$179,328	$186	$189,787	$(128,926)	$(419)	$239,956	$(143)	$239,813

Issuance of 564,856 shares of common stock:
186,968 restricted shares	—	2	6,189	—	—	6,191	—	6,191
337,659 shares pursuant to dividend reinvestment plan	—	1	14,160	—	—	14,161	—	14,161
40,229 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	2	1,761	—	—	1,763	—	1,763
Issuance of 1,497,814 partnership units	—	—	—	—	—	—	49,589	49,589
Net income	—	—	—	19,211		19,211	2,268	21,479
Unrealized loss on cash flow hedge	—	—	—	—	(2,255)	(2,255)	(651)	(2,906)
Preferred stock distributions:
Series A	—	—	—	(4,000)	—	(4,000)	—	(4,000)
Series B	—	—	—	(3,570)		(3,570)	—	(3,570)
Common stock distributions	—	—	—	(13,514)	—	(13,514)	(3,900)	(17,414)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,888)	—	(6,888)	(2,489)	(9,377)

Balance, September 30, 2011	$179,328	$191	$211,897	$(141,472)	$(2,674)	$247,270	$44,674	$291,944

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$21,479	$34,315
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on casualty settlement, continuing operations	(198)	(1,700)
Gain on sale of property, discontinued operations	—	(3,591)
Decrease in fair value of derivatives	1,374	—
Depreciation and amortization of deferred leasing costs	25,308	21,452
Amortization of deferred debt costs	1,146	1,099
Non cash compensation costs of stock grants and options	806	813
Provision for credit losses	1,628	699
(Increase) decrease in accounts receivable and accrued income	(3,396)	945
Increase in deferred leasing costs	(3,747)	(1,951)
Increase in prepaid expenses	(2,819)	(1,758)
Increase in other assets	(5,500)	(8,321)
Increase in accounts payable, accrued expenses and other liabilities	3,946	2,149
Increase (decrease) in deferred income	111	(823)

Net cash provided by operating activities	40,138	43,328

Cash flows from investing activities:
Acquisitions of real estate investments	(170,100)	—
Additions to real estate investments	(8,127)	(4,425)
Additions to development and redevelopment projects	(19,640)	(53,730)
Proceeds from casualty settlement	1,004	250

Net cash used in investing activities	(196,863)	(57,905)

Cash flows from financing activities:
Proceeds from mortgage notes payable	236,410	73,144
Repayments on mortgage notes payable	(121,781)	(41,912)
Proceeds from revolving credit facility	16,000	—
Repayments on revolving credit facility	(8,000)	—
Additions to deferred debt costs	(923)	(329)
Proceeds from the issuance of:
Common stock	21,309	12,584
Partnership units	49,589	—
Distributions to:
Series A preferred stockholders	(6,000)	(6,000)
Series B preferred stockholders	(5,355)	(5,355)
Common stockholders	(20,195)	(19,578)
Noncontrolling interest	(5,850)	(5,849)

Net cash provided by financing activities	155,204	6,705

Net decrease in cash and cash equivalents	(1,521)	(7,872)
Cash and cash equivalents, beginning of period	12,968	20,607

Cash and cash equivalents, end of period	$11,447	$12,735

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure

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

The following table lists the properties acquired and/or developed by the Company since December 31, 2009.

Name of Property	Location	Type	Date of Acquisition/ Development
Acquisitions
11503 Rockville Pike	Rockville, MD	Shopping Center	2010
Metro Pike Center	Rockville, MD	Shopping Center	2010
4469 Connecticut Ave	Washington, DC	Mixed-Use	2011
Kentlands Square II	Gaithersburg, MD	Shopping Center	2011
Severna Park MarketPlace	Severna Park, MD	Shopping Center	2011
Cranberry Square	Westminster, MD	Shopping Center	2011
Developments
Clarendon Center North	Arlington, VA	Mixed-Use	2011
Clarendon Center South	Arlington, VA	Mixed-Use	2011

As of September 30, 2011, the Company’s properties (the “Current Portfolio Properties”) consisted of 51 operating shopping center properties (the “Shopping Centers”), seven mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of September 30, 2011, thirty-three of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.0%), a tenant at ten Shopping Centers, Safeway (3.1%), a tenant at eight Shopping Centers and Capital One Bank (2.6%), a tenant at twenty properties, individually accounted for 2.5% or more of the Company’s total revenue for the nine months ended September 30, 2011.

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

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an impairment analysis to determine that the carrying value of the real estate investment property does not exceed its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. No impairment loss was recognized during the nine month periods ended September 30, 2011 and 2010.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $1,793,000 and $5,254,000, for the nine month periods ended September 30, 2011 and 2010, respectively. A project is considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. In addition, the Company capitalizes leasehold improvements when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations totaled $22,106,000 and $18,495,000 for the nine month periods ended September 30, 2011 and 2010, respectively. Repairs and maintenance expense, included in property operating expenses, for the nine month periods ended September 30, 2011 and 2010, was $7,827,000 and $9,439,000, respectively.

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. As of September 30, 2011, no properties were classified as held for sale.

Discontinued Operations

On September 30, 2010, the Company sold its Lexington property for $8,132,000 and recognized a gain of $3,591,000. The results of operations for the Lexington property for the three and nine months ended September 30, 2010 are shown in the statements of operations as “Loss from operations of property sold.” The Company has no other discontinued operations.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. The carrying amount of these costs is written-off to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the initial term of the lease or remaining initial term of acquired leases. Collectively, deferred leasing costs totaled $25,010,000 and $17,835,000, net of accumulated amortization of $14,510,000 and $14,968,000, as of September 30, 2011 and December 31, 2010, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $3,201,000 and $2,871,000, for the nine months ended September 30, 2011 and 2010, respectively.

Construction In Progress

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of September 30, 2011 and December 31, 2010 are as follows:

Construction in Progress

(Dollars in thousands)	September 30, 2011	December 31, 2010
Clarendon Center North	$11,756	$40,514
Clarendon Center South	—	37,589
Other	1,024	746

Total	$12,780	$78,849

As of September 30, 2011, 75% and 100% of the commercial leasable area of Clarendon Center North and Clarendon Center South, respectively, and 100% of the residential area of Clarendon South had been placed into operation. The development costs related to the area in operation have been reclassified into land and buildings. The costs reported in Construction in Progress above reflect the costs incurred as of September 30, 2011 for the remaining 25% of commercial leaseable area of Clarendon Center North, and as of December 31, 2010, 100% of the commercial space of both buildings and none of the residential space.

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable includes amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1,104,000 and $898,000, at September 30, 2011 and December 31, 2010, respectively.

In addition to rents due currently, accounts receivable includes approximately $29,856,000 and $27,227,000, at September 30, 2011 and December 31, 2010, respectively, net of allowance for doubtful accounts totaling $191,000 and $576,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $6,969,000 and $7,192,000, net of accumulated amortization of $6,513,000 and $5,367,000, at September 30, 2011 and December 31, 2010, respectively.

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

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and expires in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of September 30, 2011, 228,000 shares had been credited to the directors’ deferred fee accounts.

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

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 73.4% common interest as of September 30, 2011. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution. As of September 30, 2011, the stock options issued in 2007, 2008 and 2011 are anti-dilutive and are therefore excluded from this measurement.

Basic and Diluted Shares Outstanding

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Weighted average common shares outstanding-Basic	18,893	18,315	18,774	18,201
Effect of dilutive options	44	125	69	105

Weighted average common shares outstanding-Diluted	18,937	18,440	18,843	18,306

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

4469 Connecticut Avenue

In February 2011, the Company purchased for $1.6 million 4469 Connecticut Avenue, a one retail space property, currently unleased, located adjacent to Van Ness Square in northwest Washington, DC and incurred acquisition costs of $74,000.

Kentlands Square II

In September 2011, the Company purchased for $74.5 million Kentlands Square II, a retail property located adjacent to the Company’s Kentlands Square I and Kentlands Place shopping centers in Gaithersburg, Maryland, and incurred acquisition costs of $1.1 million.

Severna Park MarketPlace

In September 2011, the Company purchased for $61.0 million Severna Park MarketPlace, a retail property located in Severna Park, Maryland, and incurred acquisition costs of $0.8 million.

Cranberry Square

In September 2011, the Company purchased for $33.0 million Cranberry Square, a retail property located in Westminster, Maryland, and incurred acquisition costs of $0.5 million.

The allocation of the purchase prices for Severna Park MarketPlace, Kentlands Square II, and Cranberry Square to the acquired assets and liabilities based on their fair values was as follows:

(In thousands)
Land	$39,900
Buildings	127,405
In-Place Leases	6,629
Above Market Rents	28
Below Market Rents	(5,462)

Total Purchase Price	$168,500

The revenue and expenses of Kentlands Square II, Severna Park MarketPlace and Cranberry Square have been included in the Statement of Operations for the period subsequent to acquisition. Revenue and earnings (defined as revenue less the sum of operating expenses, provision for credit losses and real estate taxes, all arising from the operation of a property) totaled $247,000 and $217,000, respectively, for the three and nine months ended September 30, 2011.

The following table shows proforma revenue and earnings of the Company assuming the acquisitions occurred as of January 1, 2010. The proforma results for the three and nine months ended September 30, 2011 and 2010 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transaction taken place on January 1, 2010, or of future results of operations.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Revenue	$45,567	$42,345	$135,847	$132,244
Earnings	33,772	31,777	99,987	97,894

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

Certain members of The Saul Organization are limited partners of the Operating Partnership, collectively owning a 26.6% common interest as of September 30, 2011, represented by approximately 6,914,000 limited partnership units. Approximately 5,416,000 of the units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2011, approximately 3,790,000 units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 26.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended September 30, 2011 and 2010, were approximately 24,353,000 and 23,856,000, respectively, and for the nine months ended September 30, 2011 and 2010, were approximately 24,259,000 and 23,722,000, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $834,018,000 at September 30, 2011, of which approximately $750,872,000 was fixed-rate debt and approximately $83,146,000 was variable-rate debt.

At September 30, 2011, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of September 30, 2011, operating income from the unencumbered properties determined the interest rate for up to $104,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90% determined by certain leverage tests. The interest rate on the remaining availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%. As of September 30, 2011, $130,000,000 was available for borrowing under the facility, $8,000,000 was outstanding, with interest accruing at 5.275%, and $122,000,000 was available for additional borrowing.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock loan (approximately $7,573,000 of the $15,146,000 outstanding at September 30, 2011). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center and $27,600,000 of the Clarendon Center mortgages, which are guaranteed by Saul Centers. The Clarendon Center guarantee will be eliminated upon the achievement of certain leasing and debt service coverage benchmarks. Saul Centers also has guaranteed the two six-month bridge loans described below.

On September 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $38,000,000, secured by Severna Park MarketPlace. The loan matures October 1,

2026, bears interest at a fixed rate of 4.30%, requires equal monthly principal and interest payments of $206,926, based upon a 25-year principal amortization, and requires a final principal payment of approximately $20,287,000 at maturity. Proceeds from the loan were used to purchase Severna Park MarketPlace.

Also on September 23, 2011, the Company closed on two six-month bridge financing loans in the total amount of $60,000,000, secured by Kentlands Square II and Cranberry Square. The loans mature March 23, 2012 and require month interest-only payments based upon the one-month LIBOR plus 1.75%. Proceeds from the loans were used to purchase Kentlands Square II and Cranberry Square.

On March 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $125,000,000, secured by Clarendon Center. The loan matures April 5, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,491, based upon a 25-year principal amortization, and requires a final principal payment of approximately $70,477,000 at maturity. Proceeds from the loan were used to repay $104,243,000 outstanding on the Clarendon Center construction loan.

At December 31, 2010, the Company’s outstanding debt totaled approximately $711,389,000, of which $601,147,000 was fixed rate and $110,242,000 was variable-rate debt. No balances were outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

At September 30, 2011, the scheduled maturities of all debt, including scheduled principal amortization, for years ending December 31, were as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2011	$—		$5,070	$5,070
2012	129,960	(a)	20,374	150,334
2013	70,131		16,334	86,465
2014	13,218		16,473	29,691
2015	15,077		16,834	31,911
2016	—		17,506	17,506
Thereafter	389,361		123,680	513,041

	$617,747		$216,271	$834,018

(a)	Includes $60,000 and $8,000, outstanding on the bridge loans and line of credit, respectively.

Interest expense and amortization of deferred debt costs for the three and nine month periods ended September 30, 2011 and 2010, were as follows:

Interest Expense and Amortization of Deferred Debt Costs

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest incurred	$11,383	$10,247	$33,361	$30,414
Amortization of deferred debt costs	386	367	1,146	1,099
Capitalized interest	(519)	(1,833)	(1,793)	(5,254)

	$11,250	$8,781	$32,714	$26,259

6.	Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations for the nine months ended September 30, 2011 and 2010 reflect noncontrolling interest of $2,268,000 and $5,258,000, respectively, representing The Saul Organization’s share of net income for each period.

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

On September 23, 2011, pursuant to a Stock Purchase Agreement with the B. F. Saul Real Estate Investment Trust dated August 9, 2011, the Company issued 186,968 restricted shares of common stock and 1,497,814 operating partnership units of Saul Centers, at a price of $33.12 per share, determined using the average closing price of the common stock on the New York Stock Exchange for the five days immediately prior to the closing of the acquisition and received net proceeds of $55.8 million. The Stock Purchase Agreement was executed during the acquisition auction for Kentlands Square II, Severna Park MarketPlace and Cranberry Square, which allowed the Company to bid for the properties by providing the certainty for the required equity in the event the acquisition was successful.

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

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $390,000 and $330,000, for the nine months ended September 30, 2011 and 2010, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2011 and 2010, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $166,000 and $146,000, for the nine months ended September 30, 2011 and 2010, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1,802,000 and $1,623,000, at September 30, 2011 and December 31, 2010, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2011 and 2010, which included rental expense for the Company’s headquarters lease, totaled approximately $4,487,000 and $4,737,000, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of September 30, 2011 and December 31, 2010, accounts payable, accrued expenses and other liabilities included approximately $388,000 and $606,000, respectively, representing amounts due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The 10-year lease, which commenced in March 2002, provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the nine months ended September 30, 2011 and 2010 was approximately $706,000 and $664,000, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $178,000 and $154,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011:

Stock options issued

	Directors
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	05/07/2010	05/13/2011	Subtotals
Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	247,500
Vested	30,000	30,000	30,000	30,000	30,000	32,500	32,500	247,500
Exercised	6,200	2,500	—	—	—	—	—	11,200
Forfeited	—	—	—	—	—	—	—	—
Exercisable at September 30, 2011	23,800	27,500	30,000	30,000	30,000	32,500	32,500	236,300
Remaining unexercised	23,800	27,500	30,000	30,000	30,000	32,500	32,500	236,300
Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$38.76	$41.82
Volatility	0.183	0.198	0.206	0.225	0.237	0.369	0.358

Expected life (years)	5.0	10.0	9.0	8.0	7.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.23%	4.16%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.17%	1.86%

Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$287,950	$297,375	$1,629,375
Forfeited options	—	—	—	—	—	—	—	—
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	287,950	—	1,332,000
Expensed in 2011	—	—	—	—	—	—	297,375	297,375
Future expense	—	—	—	—	—	—	—	—

	Officers
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	05/13/2011	Subtotals		Grand Totals
Total grant	220,000	122,500	132,500	135,000	162,500	772,500		1,020,000
Vested	212,500	115,000	118,750	122,500	—	568,750		816,250
Exercised	199,315	48,525	25,125	—	—	272,965		284,165
Forfeited	7,500	7,500	13,750	12,500	—	41,250		41,250
Exercisable at September 30, 2011	13,185	66,475	93,625	122,500	—	295,785		532,085
Remaining unexercised	13,185	66,475	93,625	122,500	162,500	458,285		694,585

Exercise price	$24.91	$25.78	$33.22	$54.17	$41.82
Volatility	0.175	0.183	0.207	0.233	0.330
Expected life (years)	7.0	7.0	8.0	6.5	8.0
Assumed yield	7.00%	5.75%	6.37%	4.13%	4.81%
Risk-free rate	4.00%	4.05%	4.15%	4.61%	2.75%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$1,277,794	$3,575,017		$5,204,392
Forfeited options	11,325	17,925	35,100	—	—	64,350		64,350
Expensed in previous years	320,875	274,850	378,300	1,153,957	—	2,127,982		3,459,982
Expensed in 2011	—	—	—	104,891	106,484	211,375		508,750
Future expense	—	—	—	—	1,171,310	1,171,310		1,171,310
Remaining term of future expense		3.7	years

The table below summarizes the option activity for the nine months ended September 30, 2011:

	Number of Shares	Wtd Avg Exercise Price/sh	Aggregate Intrinsic Value
Outstanding at January 1	532,881	$39.13
Granted	195,000	41.82
Exercised	(33,296)	28.68	$644,000
Expired/Forfeited	—	—

Outstanding September 30	694,585	40.38	2,383,000

Exercisable at September 30	532,085	39.95	2,383,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 30, 2011, the closing share price of $33.81 was lower than the exercise price of options granted in 2006, 2007, 2008, 2009 and 2011, therefore, those options had no intrinsic value as of September 30, 2011. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.8 and 5.0 years, respectively.

9.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, the aggregate fair value of the notes payable with fixed-rate payment terms, assuming long-term interest rates of approximately 4.50% and 5.25%, would be approximately $822,207,000 and $642,124,000, respectively, compared to the carrying value of $750,872,000 and $601,147,000, at September 30, 2011 and December 31, 2010, respectively.

The Company carries its two interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. As of September 30, 2011, the fair value of the interest-rate swaps was approximately $5,124,000 and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheet. The Company applies hedge accounting to one of its swaps and not the other.

Effective June 1, 2011, the Company determined that the short-cut method of hedge accounting was not appropriate for one of its interest-rate swaps and, for accounting purposes, the hedge relationship was terminated. Accordingly, changes in fair value of the swap should have been recorded in income rather than other comprehensive income. The Company determined that the errors were immaterial to all previously issued financial statements, and the $26,000 accumulated other comprehensive income as of March 31, 2011 and subsequent changes in the value of the interest rate swap through June 30, 2011, were recognized in earnings. Net income for the three and nine months ended September 30, 2010 was overstated

by $3.3 million and net income for the year ended December 31, 2010 was understated by $549,000. In reaching its conclusions, management considered the nature of the error, the effect of the error on operating results for the full year, and the effects of the error on important financial statement measures, including related trends. Effective June 30, 2011, the Company determined the interest-rate swap was highly effective and the swap was designated as a cash flow hedge. The swap is carried at fair value with changes in fair value recognized either in income or comprehensive income depending on the effectiveness of the swap. The following chart summarizes the changes in fair value of the Company’s swaps for the indicated periods.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Decrease in fair value:
Recognized in earnings	$(217)	$—	$(1,374)	$—
Recognized in other comprehensive income	(3,449)	(3,275)	(2,906)	(3,275)

Total	$(3,666)	$(3,275)	$(4,280)	$(3,275)

10.	Commitments and Contingencies

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

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Quarter ended September 30, 2011
Real estate rental operations:
Revenue	$31,096	$11,764	$18	$42,878
Expenses	(7,558)	(3,609)	—	(11,167)

Income from real estate	23,538	8,155	18	31,711
Interest expense and amortization of deferred debt costs	—	—	(11,250)	(11,250)
General and administrative	—	—	(3,293)	(3,293)

Subtotal	23,538	8,155	(14,525)	17,168
Depreciation and amortization of deferred leasing costs	(5,404)	(3,108)	—	(8,512)
Acquisition related costs	—	—	(2,439)	(2,439)
Decrease in fair value of derivatives	—	—	(217)	(217)
Net income (loss)	$18,134	$5,047	$(17,181)	$6,000

Capital investment	$170,634	$2,119	$—	$172,753

Total assets	$876,431	$307,585	$12,509	$1,196,525

Quarter ended September 30, 2010
Real estate rental operations:
Revenue	$30,208	$9,317	$26	$39,551
Expenses	(6,822)	(3,088)	(1)	(9,911)

Income from real estate	23,386	6,229	25	29,640
Interest expense and amortization of deferred debt costs	—	—	(8,781)	(8,781)
General and administrative	—	—	(3,417)	(3,417)

Subtotal	23,386	6,229	(12,173)	17,442
Depreciation and amortization of deferred leasing costs	(5,120)	(1,911)	—	(7,031)
Acquisition related costs	—	—	(170)	(170)
Gain on casualty settlement	—	—	1,700	1,700
(Loss) from operations of property sold	—	—	(29)	(29)
Gain on property sale	—	—	3,591	3,591

Net income (loss)	$18,266	$4,318	$(7,081)	$15,503

Capital investment	$2,024	$15,291	$—	$17,315

Total assets	$675,737	$280,240	$14,487	$970,464

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30,2011
Real estate rental operations:
Revenue	$94,057	$33,268	$65	$127,390
Expenses	(22,883)	(10,915)	—	(33,798)

Income from real estate	71,174	22,353	65	93,592
Interest expense and amortization of deferred debt costs	—	—	(32,714)	(32,714)
General and administrative	—	—	(10,402)	(10,402)

Subtotal	71,174	22,353	(43,051)	50,476
Depreciation and amortization of deferred leasing costs	(16,341)	(8,967)	—	(25,308)
Acquisition related costs	—	—	(2,513)	(2,513)
Decrease in fair value of derivatives	—	—	(1,374)	(1,374)
Gain on casualty settlement	—	—	198	198
Net income (loss)	$54,833	$13,386	$(46,740)	$21,479

Capital investment	$175,012	$22,855	$—	$197,867

Total assets	$876,431	$307,585	$12,509	$1,196,525

Nine months ended September 30,2011
Real estate rental operations:
Revenue	$94,384	$28,841	$26	$123,251
Expenses	(23,041)	(8,861)	(1)	(31,903)

Income from real estate	71,343	19,980	25	91,348
Interest expense and amortization of deferred debt costs	—	—	(26,259)	(26,259)
General and administrative	—	—	(9,955)	(9,955)

Subtotal	71,343	19,980	(36,189)	55,134
Depreciation and amortization of deferred leasing costs	(15,375)	(5,990)	—	(21,365)
Loss on early extinguishment of debt	—	—	(4,479)	(4,479)
Acquisition related costs	—	—	(170)	(170)
Gain on casualty settlement	—	—	1,700	1,700
(Loss) from operations of property sold	—	—	(96)	(96)
Gain on property sale	—	—	3,591	3,591

Net income (loss)	$55,968	$13,990	$(35,643)	$34,315

Capital investment	$4,630	$53,275	$—	$57,905

Total assets	$675,737	$280,240	$14,487	$970,464

12.	Subsequent Events

The Company has reviewed operating activities for the period subsequent to September 30, 2011 and prior to the date the financial statements are issued or are available to be issued, and determined the following subsequent events are required to be disclosed.

On October 5, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $43,000,000, secured by Kentlands Square II. The loan matures November 5, 2026, bears interest at a fixed rate of 4.53%, requires equal monthly principal and interest payments of $239,741, based upon a 25-year principal amortization, and requires a final principal payment of approximately $23,100,000 at maturity. Proceeds from the loan were used to repay the $40,000,000 bridge financing used to acquire Kentlands Square II.

On October 31, 2011, the Company received a commitment for a 15-year non-recourse mortgage loan in the amount of $20,000,000, to be secured by Cranberry Square. The loan will mature December 1, 2026, bear interest at a fixed rate of 4.70%, require equal monthly principal and interest payments of $113,449, based upon a 25-year principal amortization, and require a final principal payment of approximately $10,916,000 at maturity. The loan is expected to close during the fourth quarter of 2011 and proceeds from the loan will used to repay the $20,000,000 bridge financing used to acquire Cranberry Square.

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

General

The following discussion is based primarily on the consolidated financial statements of the Company as of September 30, 2011 and for the three and nine month periods ended September 30, 2011.

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

The Company recently acquired three Giant Food-anchored shopping centers located in the Maryland suburbs of the Washington DC and Baltimore metropolitan area. The three centers, Kentlands Square II, Severna Park MarketPlace and Cranberry Square, total 635,000 square feet of leasable area, of which 98% is leased. The $170.9 million purchase price plus acquisition costs was financed with (1) $60.0 million from two bridge loans secured by Kentlands Square II and Cranberry Square, each with an initial term of six months and accruing interest, payable monthly, at a rate equal to LIBOR plus 175 basis points; (2) a $38.0 million non-recourse permanent loan secured by Severna Park MarketPlace; (3) approximately $17.1 million in cash and borrowings from the Company’s revolving credit facility; and (4) $55.8 million from the issuance of equity. In light of the limited amount of quality properties for sale and the escalated pricing of properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new Shopping Center and Mixed-Use Properties in the near future is uncertain. Because of its conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are located and market conditions improve. It is management’s view that several of the sub-markets in which the Company operates have or will in the future have attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

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

During 2011, four of the Company’s significant tenants have been involved in bankruptcy proceedings. Blockbuster Video has rejected the leases at two locations. Two other leases were transferred to Dish Network Corp., and store operations have continued. Borders Bookstore is liquidating all remaining stores and in September 2011, closed its single location with the Company at Thruway. Superfresh closed its Lumberton, New Jersey store effective April 18, 2011, rejected this lease and announced its plan to accept the lease at the Company’s Shops at Fairfax, which is currently subleased to Super H Grocery. On November 2, 2011, Syms Corporation filed for bankruptcy protection and announced its intention to close all of its stores in early 2012. The Company is analyzing the potential impact of the closing of its single Syms store at Seven Corners Center. These bankruptcy proceedings are the only known bankruptcies involving the Company’s significant tenants.

With the decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Vacancies remain elevated compared to pre-2008 levels. Our overall portfolio leasing percentage, on a comparative same center basis, at September 30, 2011 was 89.2%, a decrease from 92.0% at September 30, 2010, an increase in unleased space of approximately 233,000 square feet. Unleased space increased 88,000 square feet since June 30, 2011 and is attributed primarily to the early termination of a 48,055 square foot local grocer at Southdale, the closure of the 25,146 square foot Borders Bookstore at Thruway and the lease termination of a 23,710 square foot tenant at Avenel Business Park.

Because of a conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets. First, the ratio of total debt to the estimated fair value of its assets is less than 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of September 30, 2011, amortizing fixed-rate mortgage debt with staggered maturities from 2012 to 2027, represented approximately 90% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s earliest fixed-rate debt maturity is not until October 2012. Of the Company’s $83,146,000 of floating-rate debt at September 30, 2011, $40,000,000 was repaid in October 2011 when the Company closed on a non-recourse permanent loan of $43,000,000, secured by Kentlands Square II. The Company has a commitment for another non-recourse permanent loan of $20,000,000 to be secured by Cranberry Square, the proceeds of which are expected to repay the remaining balance of the secured-bridge loans. The remaining $23,146,000 of floating-rate debt is comprised of a

$15,146,000 loan secured by Northrock shopping center and $8,000,000 outstanding on the Company’s $150,000,000 unsecured revolving credit facilty.

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

Results of Operations

Quarter ended September 30, 2011 compared to quarter ended September 30, 2010

Revenue

(Dollars in thousands)	Quarter ended September 30,		2011 to 2010 Change
	2011	2010	$	%
Base rent	$34,390	$31,243	$3,147	10.1%
Expense recoveries	6,994	6,938	56	0.8%
Percentage rent	209	238	(29)	-12.2%
Other	1,285	1,132	153	13.5%

Total revenue	$42,878	$39,551	$3,327	8.4%

Note: (Dollars in thousands)

Base rent includes $700 and $52 for the quarters ended September 30, 2011 and 2010, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $214 and $251, for the quarters ended September 30, 2011 and 2010, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 8.4% in the quarter ended September 30, 2011 (“2011 Quarter”) compared to the corresponding prior year’s quarter (“2010 Quarter”). The increased revenue resulted primarily from rental income generated by a development property (Clarendon Center) and five acquisition properties (11503 Rockville Pike, Metro Pike Center, Kentlands Square II, Severna Park MarketPlace and Cranberry Square), defined as the “Acquisition Properties” and together with Clarendon Center, the “Development and Acquisition Properties,” (approximately $4,606,000) offset in part by decreased revenue from the Mixed-Use Properties fully in operation during both the 2011 and 2010 Quarters (approximately $957,000), as a result of a decrease in occupancy that occurred in the latter part of 2010 and the first quarter of 2011. A discussion of the components of revenue follows.

Base rent. Base rent increased in the 2011 Quarter compared to the 2010 Quarter primarily due to the Development and Acquisition Properties (approximately $4,205,000) offset in part by lower base rent in three Mixed-Use Properties as a result of a decrease in occupancy that occurred in the latter part of 2010 and the first quarter of 2011 (approximately $813,000).

Other revenue. Other revenue increased in the 2011 Quarter primarily due to the collection of rents previously included as credit loss in prior years and to a lesser extent, increased lease termination fees ($148,000).

Operating Expenses

(Dollars in thousands)	Quarter ended September 30,		2011 to 2010 Change
	2011	2010	$	%
Property operating expenses	$5,829	$5,199	$630	12.1%
Provision for credit losses	595	345	250	72.5%
Real estate taxes	4,743	4,367	376	8.6%
Interest expense and amortization of deferred debt costs	11,250	8,781	2,469	28.1%
Depreciation and amortization of leasing costs	8,512	7,031	1,481	21.1%
General and administrative	3,293	3,417	(124)	-3.6%

Total operating expenses	$34,222	$29,140	$5,082	17.4%

Total operating expenses increased 17.4% in the 2011 Quarter compared to the 2010 Quarter due primarily to increased interest, depreciation and property operating expense arising from the operation of the Development and Acquisition Properties.

Property operating expenses. Property operating expenses increased in the 2011 Quarter primarily due to the operation of the Development and Acquisition Properties ($794,000).

Provision for credit losses. The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The increase in the 2011 Quarter reflects the continued stress of a stagnant housing market and slowly recovering jobs market in the local economy. Approximately $220,000 of the increase was caused by a local grocery store vacancy.

Real estate taxes. The increase in real estate taxes in the 2011 Quarter was primarily due to the Development and Acquisition Properties ($440,000) offset in part by lower taxes at the Company’s District of Columbia Mixed-Use Properties ($142,000).

Interest expense and amortization of deferred debt. Interest expense increased in the 2011 Quarter compared to the 2010 Quarter primarily because more than 85% of the Clarendon Center development was in-service during the 2011 Quarter, which caused a which caused a $2,513,000 increase in interest expense, net of amounts capitalized, as well as increased interest expense arising from the refinancing in March 2011 of the project’s construction loan with a higher fixed-rate, 15 year mortgage.

Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization of deferred leasing costs resulted primarily from the Development and Acquisition Properties placed in service during the preceding twelve months.

General and administrative. General and administrative expense decreased during the 2011 Quarter due to a decrease in professional expenses from the 2010 quarter.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Revenue

(Dollars in thousands)	Nine months ended September 30,		2011 to 2010 Change
	2011	2010	$	%
Base rent	$101,280	$94,713	$6,567	6.9%
Expense recoveries	21,211	22,583	(1,372)	-6.1%
Percentage rent	1,037	927	110	11.9%
Other	3,862	5,028	(1,166)	-23.2%

Total revenue	$127,390	$123,251	$4,139	3.4%

Note: (Dollars in thousands)

Base rent includes $2,629 and $71 for the nine months ended September 30, 2011 and 2010, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $700 and $796, for the nine months ended September 30, 2011 and 2010, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 3.4% in the nine months ended September 30, 2011 (“2011 Period”) compared to the corresponding prior year’s nine months (“2010 Period”). The increased revenue resulted from rental income generated by the Development and Acquisition Properties (approximately $11,292,000) offset in part by decreased revenue from rental properties fully in operation during both the 2011 and 2010 Periods (approximately $7,153,000), the majority arising from the Mixed-Use Properties (approximately $3,656,000) due to a decrease in occupancy that occurred in the latter part of 2010 and the first quarter of 2011, a decrease in other income compared to the 2010 Period, which reported the collection of rent and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time ($1,939,000), and reduced expense recovery income resulting from substantial snow removal expenses incurred during the 2010 Period. A discussion of the components of revenue follows.

Base rent. The increase in base rent for the 2011 Period compared to the 2010 Period resulted primarily from the Development and Acquisition Properties (approximately $10,116,000) offset in part by the decrease in the same center Mixed-Use Properties (approximately $2,502,000) and the Shopping Centers (approximately $1,047,000).

Expense recoveries. Expense recoveries decreased in the 2011 Period due primarily to $1,200,000 recovery in 2010 of snow removal expenses incurred as a result of severe winter weather impacting the Mid-Atlantic states during February 2010 and, to a lesser extent, reduced real estate tax recovery income caused by lower real estate tax expense.

Other revenue. Other revenue decreased in the 2011 Period primarily due to the collection during the 2010 Period of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time ($1,939,000) offset in part by increased residential tenant fees and parking income (combined $564,000) at Clarendon Center during the 2011 Period and to a lesser extent the collection of rents previously included as credit loss in prior years.

Operating Expenses

(Dollars in thousands)	Nine months ended September 30,		2011 to 2010 Change
	2011	2010	$	%
Property operating expenses	$18,289	$17,706	$583	3.3%
Provision for credit losses	1,628	699	929	132.9%
Real estate taxes	13,881	13,498	383	2.8%
Interest expense and amortization of deferred debt costs	32,714	26,259	6,455	24.6%
Depreciation and amortization of leasing costs	25,308	21,365	3,943	18.5%
General and administrative	10,402	9,955	447	4.5%

Total operating expenses	$102,222	$89,482	$12,740	14.2%

Total operating expenses increased 14.2% in the 2011 Period compared to the 2010 Period due primarily to increased interest and depreciation expense arising from the operation of the Development and Acquisition Properties.

Property operating expenses. Property operating expenses increased in the 2011 Period primarily due to operating expenses arising from the operation of the Development and Acquisition Properties ($2,350,000) offset in part by a $2,142,000 decrease in snow removal expense and modest increases in non-snow removal same property operating expenses.

Provision for credit losses. The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The increase in the 2011 Period reflects the continued stress of a stagnant housing market and slowly recovering jobs market in the local economy. Approximately $505,000 of the increase was caused by the SuperFresh and Borders Bookstore bankruptcies and a local grocery store vacancy, and approximately $300,000 of the increase was caused by the failure of several restaurants in the Loudoun County shopping centers.

Interest expense and amortization of deferred debt. Interest expense increased in the 2011 Period compared to the 2010 Period primarily due to Clarendon Center, because more than 85% of the project was placed in-service during the 2011 Period, which caused a $5,970,000 increase in interest expense, net of amounts capitalized, as well as increased interest expense arising from the refinancing in March 2011 of the project’s construction loan with a higher fixed-rate, 15 year mortgage and debt incurred to finance the Acquisition Properties.

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

Acquisition Related Costs. Acquisition related costs of approximately $2,512,000 arose from the Company’s September 23, 2011, purchase of Kentlands Square II, Severna Park MarketPlace and Cranberry Square and the February 17, 2011 purchase of a 3,000 square foot retail property located adjacent to the Company’s Van Ness Square in Washington DC.

Liquidity and Capital Resources

Cash and cash equivalents were $11,447,000 and $12,735,000 at September 30, 2011 and 2010, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

(Dollars in thousands)	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$40,138	$43,328
Net cash used in investing activities	(196,863)	(57,905)
Net cash provided by financing activities	155,204	6,705

Decrease in cash and cash equivalents	$(1,521)	$(7,872)

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities for the 2011 and 2010 Periods primarily reflect the development and construction costs of Clarendon Center and the 2011 acquisition of three retail properties (Kentlands Square II, Severna Park MarketPlace and Cranberry Square). Tenant improvement and property capital expenditures totaled $8,127,000 and $4,425,000, for the 2011 and 2010 Periods, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 primarily reflects:

•	proceeds of $163,000,000 received from mortgage notes payable;

•	proceeds of $60,000,000 received from secured bridge financing loans;

•	proceeds of $13,410,000 received from construction loan draws;

•	proceeds of $16,000,000 received from revolving credit facility draws;

•	proceeds of $55,780,000 from an equity offering of common stock and limited partnership units in the Operating Partnership; and

•	proceeds of $15,118,000 from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options;

which was partially offset by:

•	the repayment of construction loans payable totaling $108,465,000;

•	the repayment of mortgage notes payable totaling $13,316,000;

•	the repayment of amounts borrowed under the revolving credit facility of $8,000,000;

•	distributions to common stockholders totaling $20,195,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $5,850,000;

•	distributions made to preferred stockholders totaling $11,355,000; and

•	payments of $923,000 for financing costs of mortgage notes payable.

Net cash provided by financing activities for the nine months ended September 30, 2010 primarily reflects:

•	Proceeds of $45,600,000 received from mortgage notes payable;

•	Proceeds of $27,544,000 received from construction loan draws; and

•	proceeds of $12,584,000 received from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $41,912,000;

•	distributions to common stockholders totaling $19,578,000;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $5,849,000;

•	distributions made to preferred stockholders totaling $11,355,000; and

•	payments of $329,000 for financing costs of mortgage notes payable.

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

As of September 30, 2011, the scheduled maturities, including scheduled principal amortization, of all debt for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2011	$—		$5,070	$5,070
2012	129,960	(a)	20,374	150,334
2013	70,131		16,334	86,465
2014	13,218		16,473	29,691
2015	15,077		16,834	31,911
2016	—		17,506	17,506
Thereafter	389,361		123,680	513,041

	$617,747		$216,271	$834,018

(a)	Includes $60,000 and $8,000, outstanding on the bridge loans and line of credit, respectively.

Management believes that the Company’s capital resources, which at September 30, 2011 included cash balances of approximately $11,447,000 and borrowing availability of approximately $122,000,000 under its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 331,677 and 305,660 shares under the DRIP at a weighted average discounted price of $41.95 and $38.39 per share, during the nine month periods ended September 30, 2011 and 2010, respectively. The Company also credited 5,982 and 6,333 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $41.97 and $38.12 per share, during the nine month periods ended September 30, 2011 and 2010, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to the estimated fair value of its assets of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to asset value was below 50% as of September 30, 2011.

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

The Company maintains an unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 30, 2012, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of September 30, 2011, operating income from the unencumbered properties determined the interest rate for up to $104,000,000 of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%, determined by certain leverage tests. The interest rate on the remaining availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%. As of September 30, 2011, $130,000,000 was available for borrowing under the credit facility, $8,000,000 was outstanding, with interest accruing at 5.275%, and $122,000,000 was available for additional borrowing.

The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of September 30, 2011, the material covenants required the Company, on a consolidated basis, to:

•

limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $755 million plus 90% of the Company’s future net equity proceeds;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.2x on a trailing 12-full calendar month basis (interest expense coverage);

•	limit the amount of debt so that interest and scheduled principal amortization coverage exceeds 1.6x (debt service coverage);

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.4x (fixed charge coverage);

•	limit the amount of variable-rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt; and

•	limit the outstanding debt plus undrawn loan availability to 8.0x trailing twelve month adjusted EBITDA, as defined in the loan agreement.

As of September 30, 2011, the Company was in compliance with all such covenants.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock loan (approximately $7,573,000 of the $15,146,000 outstanding at September 30, 2011). The fixed-rate notes payable are all non-recourse debt except for $3,882,000 of the Great Falls Center and $27,600,000 of the Clarendon Center mortgages, which are guaranteed by Saul Centers. The Clarendon Center guarantee will be eliminated upon the achievement of certain leasing and debt service coverage benchmarks. Saul Centers also has guaranteed the two six-month bridge loans described below.

On October 31, 2011, the Company received a commitment for a 15-year non-recourse mortgage loan in the amount of $20,000,000, to be secured by Cranberry Square. The loan will mature December 1, 2026, bear interest at a fixed rate of 4.70%, require equal monthly principal and interest payments of $113,449, based upon a 25-year principal amortization, and require a final principal payment of approximately $10,916,000 at maturity. The loan is expected to close during the fourth quarter of 2011 and proceeds from the loan will used to repay the $20,000,000 bridge financing used to acquire Cranberry Square.

On October 5, 2011, the Company closed on a new 15-year non-recourse mortgage loan in the amount of $43,000,000, secured by Kentlands Square II. The loan matures November 5, 2026, bears interest at a fixed rate of 4.53%, requires equal monthly principal and interest payments of $239,741, based upon a 25-year principal amortization, and requires a final principal payment of approximately $23,100,000 at maturity. Proceeds from the loan were used to repay the $40,000,000 bridge financing used to acquire Kentlands Square II.

On September 23, 2011, the Company closed on a new 15-year non-recourse mortgage loan in the amount of $38,000,000, secured by Severna Park MarketPlace. The loan matures October 1, 2026, bears interest at a fixed rate of 4.30%, requires equal monthly principal and interest payments of $206,926, based upon a 25-year principal amortization, and requires a final principal payment of approximately $20,287,000 at maturity. Proceeds from the loan were used to purchase Severna Park MarketPlace.

Also on September 23, 2011, the Company closed on two six-month bridge financing loans in the total amount of $60,000,000, secured by Kentlands Square II and Cranberry Square. The loans had a maturity date of March 23, 2012 and required month interest-only payments based upon the one-month LIBOR plus 1.75%. Proceeds from the loans were used to purchase Kentlands Square II and Cranberry Square. The $40,000,000 loan was repaid on October 5,

2011 with proceeds from the Kentlands Square II permanent financing and the remaining $20,000,000 loan is expected to be repaid during the 2011 fourth quarter using proceeds from the Cranberry Square permanent mortgage financing.

On March 23, 2011, the Company closed on a $125 million, 15-year non-recourse mortgage loan, secured by Clarendon Center. The loan matures April 5, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,491, based upon a 25-year principal amortization, and requires a final principal payment of approximately $70,477,000 at maturity. Proceeds from the loan were used to repay $104,243,000 outstanding on the Clarendon Center construction loan.

On July 15, 2011, the Company obtained a commitment to borrow $73,000,000 under a non-recourse mortgage loan secured by Seven Corners. Proceeds from this loan will be used to pay off the remaining balance of existing debt currently secured by Seven Corners and six other shopping center properties which is due to mature October 2012, and provide cash of approximately $10 million. Subject to standard closing requirements, the new 15-year mortgage loan is expected to close in April 2012 and will require monthly principal and interest payments based upon a fixed 5.84% interest rate and 25-year principal amortization. In April 2011, the company paid a $2.8 million refundable good faith deposit.

Common Equity

On September 23, 2011, pursuant to a Stock Purchase Agreement with the B. F. Saul Real Estate Investment Trust dated August 9, 2011, the Company issued 186,968 restricted shares of common stock and 1,497,814 operating partnership units of Saul Centers, at a price of $33.12 per share, determined using the average closing price of the common stock on the New York Stock Exchange for the five days immediately prior to the closing of the transaction and received net proceeds of $55.8 million. The Stock Purchase Agreement was executed during the acquisition auction for Kentlands Square II, Severna Park MarketPlace and Cranberry Square, which allowed the Company to bid for the properties by providing the certainty for the required equity in the event the acquisition was successful.

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

Funds From Operations

For the quarter ended September 30, 2011, the Company reported Funds From Operations (FFO)(1) available to common shareholders of $10,727,000, representing a 20.4% decrease compared to the 2010 quarter’s FFO available to common shareholders. The decrease in FFO during the quarter ended September 30, 2011 is primarily due to $2,439,000 of acquisition related costs. For the nine month period ended September 30, 2011, the Company reported FFO available to common shareholders of $35,234,000, representing a 9.9% decrease from the comparative 2010 Period’s FFO available to common shareholders. The decrease in FFO during the nine months ended September 30, 2011 is primarily due to $2,513,000 of acquisition related costs and $1,374,000 non-cash decrease in the fair value of derivative instruments. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

Funds From Operations Reconciliation

(Amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$6,000	$15,503	$21,479	$34,315
Subtract:
Gain on casualty settlement	—	(1,700)	(198)	(1,700)
Gain on property sale	—	(3,591)	—	(3,591)
Add:
Real property depreciation & amortization	8,512	7,031	25,308	21,365
Real property depreciation-discontinued operations	—	30	—	86

FFO	14,512	17,273	46,589	50,475
Subtract:
Preferred stock dividends	(3,785)	(3,785)	(11,355)	(11,355)

FFO available to common shareholders	$10,727	$13,488	$35,234	$39,120

Average shares & units used to compute FFO per share	24,353	23,857	24,259	23,722

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what the Company believes occurs with its assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2010 and the nine months ended September 30, 2011.

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company received site plan approval during the third quarter of 2006 to develop a grocery-anchored neighborhood shopping center totaling approximately 125,000 square feet of retail space. A site plan for an additional 35,000 square feet of retail and office space was approved during the fourth quarter of 2007. The Company has completed preliminary site work consisting of clearing, grading and site utility construction. Capital One Bank operates a branch on the site and during 2009, the Company executed a lease with CVS, which is subject to the tenant obtaining site plan and special use permits from Prince William County. It is uncertain whether these lease contingencies will be fulfilled as permit submissions are in progress. If successful, CVS is expected to commence operations in late 2012. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Clarendon Center

At yearend 2010, the Company had substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million, of which approximately $185.2 million has been incurred as of September 30, 2011.

The south block consists of 11 floors of residential area (244 units) alongside 8 floors of office space (76,000 square feet), both atop ground floor retail space (29,000 square feet) leased to Trader Joe’s, Circa Café and Burke & Herbert Bank. Space was turned over to the first office tenant whose occupancy began in mid-December, 2010. The first retail occupancy occurred in January 2011, when Circa Cafe opened. Currently all of the retail tenants are operating, with the exception of Trader Joe’s, which is scheduled to open in the fourth quarter of 2011. The north block consists of 5 floors of office space (95,000 square feet) atop ground floor retail (13,000 square feet). The building shell certificate of occupancy was received in early February and Airline Reporting Corporation (68,000 square feet) took occupancy in late March 2011. As of September 30, 2011, the combined project retail and office space leased was 189,000 square feet, or 88.8%.

On December 26, 2010, tenants began occupancy of the apartments. By April 28, 2011 the apartments were 98.8% leased and as of November 3, 2011, all 244 were fully leased and occupied.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in the second quarter of 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $26.5 million. As of September 30, 2011, 45,000 square feet of retail space and 11,000 square feet of office space, or approximately 55.3% of the total space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 77.7% of the project was leased at September 30, 2011, including a 52,700 square foot Harris Teeter supermarket store, 18,822 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million.

Seven Corners

During 2010, the Company expanded the Seven Corners shopping center by approximately 6,000 square feet. Red Robin Gourmet Burgers opened in November 2010 in a newly-constructed, free-standing building. The Company also completed construction of parking lot, landscaping and site lighting improvements to enhance the common areas.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.6 million, including acquisition costs, approximately 20,000 square feet of retail space located on the east side of Rockville Pike (Route 355), near the White Flint Metro Station in Montgomery County, Maryland. The property, which was fully leased to two tenants at September 30, 2011, is zoned for up to 297,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

Metro Pike Center

On December 17, 2010, the Company purchased for $34.3 million, including acquisition costs, approximately 67,000 square feet of retail space located on the west side of Rockville Pike

(Route 355) near the White Flint Metro Station in Montgomery County, Maryland. The property was acquired subject to the assumption of a $16.2 million mortgage loan and a corresponding interest rate swap with a fair value of $0.5 million. The property, which was 87.0% leased at acquisition and was 78.6% leased at September 30, 2011 (following the departure of an 8,173 square foot tenant at lease expiration), is zoned for up to 807,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

4469 Connecticut Ave

On February 17, 2011, the Company purchased for $1.7 million, including acquisition costs, approximately 3,000 square feet of retail space located adjacent to the Company’s Van Ness Square in Washington DC. The property is unoccupied as of September 30, 2011.

Kentlands Square II

On September 23, 2011, the Company purchased for $74.5 million Kentlands Square II, and incurred acquisition costs of $1.1 million. Kentlands Square II is a 241,000 square foot neighborhood shopping center located in Gaithersburg, Maryland, in Montgomery County, the state’s most populous and affluent county. More than 38,000 households, with annual household incomes averaging over $114,000, are located within a three-mile radius of the center. The center was constructed in 1993, is 100% leased and is anchored by a 61,000 square foot Giant Food supermarket and a 104,000 square foot Kmart. The property is adjacent to the Company’s Kentlands Square I, which is anchored by Lowe’s Home Improvement and Kentlands Place.

Severna Park MarketPlace

On September 23, 2011, the Company purchased for $61.0 million Severna Park MarketPlace, and incurred acquisition costs of $0.8 million. Severna Park MarketPlace is a 254,000 square foot neighborhood shopping center located in Severna Park, Maryland, in Anne Arundel County. More than 15,000 households, with annual household incomes averaging over $112,000, are located within a three-mile radius of the center. The center was constructed in 1974 and renovated in 2000, is 100% leased and is anchored by a 63,000 square foot Giant Food supermarket and a 92,000 square foot Kohl’s.

Cranberry Square

On September 23, 2011, the Company purchased for $33.0 million Cranberry Square, and incurred acquisition costs of $0.5 million. Cranberry Square is a 140,000 square foot neighborhood shopping center located in Westminster, Maryland, in Carroll County. More than 12,000 households, with annual household incomes averaging over $72,000, are located within a three-mile radius of the center. The center was constructed in 1991, is 91.2% leased and is anchored by a 56,000 square foot Giant Food supermarket and a 24,000 square foot Staples.

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
As of September 30,	Shopping Centers	Mixed- Use	Shopping Centers	Mixed- Use	Shopping Centers	Mixed- Use
2011	51	7	7,930,000	1,422,000	90.7%	84.3%

2010	46	5	7,204,000	1,206,000	92.4%	89.9%

As of September 30, 2011, 89.7% of the commercial portfolio (all properties except Clarendon Center’s apartments) was leased compared to 92.0% at September 30, 2010. On a same property basis, 89.2% of the commercial portfolio was leased, compared to the prior year level of 92.0%. The Clarendon Center apartments were 100.0% leased at September 30, 2011. The 2011 commercial leasing percentages were impacted by a net decrease of approximately 233,000 square feet of leased space, of which approximately 70,000 square feet was caused by the SuperFresh and Borders Books bankruptcies, 48,000 square feet resulted from the early lease termination of a local grocer and 75,000 square feet was an increase in office vacancies in the mixed-use properties.

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45,600,000 notional amount to manage the interest rate risk associated with $45,600,000 of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. In conjunction with the purchase of Metro Pike Center, and the assumption of the related variable-rate mortgage loan, the Company assumed an interest-rate swap agreement with a $16,169,000 notional amount to manage the interest rate risk associated with the loan. The swap agreement was effective as of the closing date, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. The aggregate fair value of these swaps at September 30, 2011 was approximately $5,124,000 and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable-rate debt and the fair value of its fixed-rate debt. As of September 30, 2011, the Company had variable rate indebtedness totaling $83,146,000. If the interest rates on the Company’s variable-rate debt instruments outstanding at September 30, 2011 had been one percent higher, our annual interest expense would have increased by $831,000, based on those balances. As of September 30, 2011, the Company had fixed-rate indebtedness totaling $750,872,000 with a weighted average interest rate of 6.16%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2011 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $41,379,000.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2010 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan, effective with the July 29, 2011 dividend distribution, acquired 104,000 shares of common stock at a price of $38.30 per share.

On September 23, 2011, pursuant to a Stock Purchase Agreement with the Company dated August 9, 2011, the B. F. Saul Real Estate Investment Trust, an entity affiliated with Mr. Saul II, acquired 186,968 shares of Saul Centers common stock and 1,497,814 operating partnership units of Saul Holdings L.P., in a private placement under section 4(2) of the Securities Act of 1933, as amended, at a price of $33.12 per share, determined using the average closing price of the common stock on the New York Stock Exchange for the five days immediately prior to the closing of the acquisition.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

2.	(a)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Cranberry Retail, Inc. and Saul Holdings Limited Partnership, as amended (filed herewith).*

	(b)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Kentlands Retail, Inc. and Saul Holdings Limited Partnership, as amended (filed herewith).*

	(c)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Severna Retail, Inc. and Saul Holdings Limited Partnership, as amended (filed herewith).*

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of

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

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership is filed herewith.

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

(k)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Promissory Note, dated as of March 23, 2011, by Clarendon Center LLC to The Prudential Life Insurance Company of America as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(p)	Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

	(q)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (c) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

	(r)	Purchase Agreement, dated as of August 9, 2011, by and among the Company, Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust (filed herewith).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties (filed herewith).

*	Certain of the appendices and exhibits to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Saul Centers, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: November 8, 2011	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: November 8, 2011	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: November 8, 2011	/s/ Joel A. Friedman
Joel A. Friedman
Senior Vice President, Chief Accounting Officer
(principal accounting officer)