Form 10-K
period 2011-12-31
SAUL CENTERS INC
filed 2012-03-12
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The number of shares of Common Stock, $0.01 par value, outstanding as of March 1, 2012 was 19,458,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2011 was $454.1 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following table lists the properties acquired and/or developed by the Company since January 1, 2009.

Name of Property	Location	Type	Square Footage	Date of Acquisition/ Development
Acquisitions
11503 Rockville Pike	Rockville, MD	Shopping Center	20,000	2010
Metro Pike Center	Rockville, MD	Shopping Center	67,000	2010
4469 Connecticut Ave	Washington, DC	Mixed-Use	3,000	2011
Kentlands Square II	Gaithersburg, MD	Shopping Center	241,000	2011
Severna Park MarketPlace	Severna Park, MD	Shopping Center	254,000	2011
Cranberry Square	Westminster, MD	Shopping Center	141,000	2011
Developments
Northrock	Warrenton, VA	Shopping Center	103,000	2009
Westview Village	Frederick, MD	Shopping Center	101,000	2009
Clarendon Center North	Arlington, VA	Mixed-Use	108,000	2010/2011
Clarendon Center South	Arlington, VA	Mixed-Use	294,000	2010/2011

As of December 31, 2011, the Company’s properties (the “Current Portfolio Properties”) consisted of 51 shopping center properties (the “Shopping Centers”), seven mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties. Shopping Centers and Mixed-Use Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Organizational Structure

The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2011.

(1)	The Saul Organization’s ownership percentage in Saul Centers reported above does not include units of limited partnership interest of the Operating Partnership held by The Saul Organization. In general, most units are convertible into shares of the Company’s common stock on a one-for-one basis. However, not all of the units may be convertible into the Company’s common stock because (i) the articles of incorporation limit beneficial and constructive ownership (defined by reference to various Code provisions) to 39.9% in value of the Company’s issued and outstanding equity securities, which comprise the ownership limit and (ii) the convertibility of some of the outstanding units is subject to approval of the Company’s stockholders.

Management of the Current Portfolio Properties

The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 63 employees and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

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

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that characteristics such as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Mixed-Use Properties generally are attractive and well maintained. The Shopping Centers and Mixed-Use Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. During 2011, 2010 and 2009, the Company redeveloped or expanded two of its operating properties, Smallwood Village Center and Seven Corners, and developed two new shopping centers, Westview Village and Northrock. Additionally, the Company has completed the construction of Clarendon Center, a mixed-use development containing ground floor retail, office and multi-family residential units. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

The Company recently acquired three Giant Food-anchored shopping centers located in the Maryland suburbs of the Washington, DC and Baltimore metropolitan area. The three centers, Kentlands Square II, Severna Park MarketPlace and Cranberry Square, total 636,000 square feet of leasable area, of which 98% is leased. The $170.9 million purchase price, including acquisition costs, was financed with (1) $60.0 million from two bridge loans secured by Kentlands Square II and Cranberry Square; (2) a $38.0 million non-recourse permanent loan secured by Severna Park MarketPlace; (3) approximately $17.1 million in cash and borrowings from the Company’s revolving credit facility; and (4) $55.8 million from the issuance of equity to a related party. In light of the limited amount of quality properties for sale and the escalated pricing of properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new Shopping Center and Mixed-Use Properties in the near future is uncertain. Because of its conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are located and market conditions improve. (See “Item 1. Business—Capital Policies”). It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.

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

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and mixed-use properties in the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographic area.

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

Investments in Real Estate Mortgages

While the Company’s current portfolio and business objectives emphasize equity investments in commercial and neighborhood shopping centers and mixed-use properties, the Company may, at the discretion of the Board of Directors, invest in mortgages, participating or convertible mortgages, deeds of trust and other types of real estate interests consistent with its qualification as a REIT. The Company does not presently invest, nor does it intend to invest, in real estate mortgages.

Investments in Securities of or Interests in Persons Engaged in Real Estate Activities and Other Issues

Subject to the requirements to maintain REIT qualification, the Company may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. The Company does not presently invest, nor does it intend to invest, in any securities of other REITs.

Dispositions

In 2010, the Company sold its Lexington property for $8.1 million and recognized a gain of $3.6 million. The Company may elect to dispose of other properties if, based upon management’s periodic review of the Company’s portfolio, the Board of Directors determines that such action would be in the best interest of the Company’s stockholders.

Capital Policies

The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2011.

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

Competition may reduce properties available for acquisition or development or increase prices for raw land or developed properties of the type in which the Company invests. The Company faces competition in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If tenants decide not to renew or extend their leases upon expiration, the Company may not be able to re-let the space. Even if the tenants do renew or the Company can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space. This risk may be magnified if the properties owned by our competitors have lower occupancy rates than the Company’s properties. As a result, these competitors may be willing to make space available at lower prices than the space in the Current Portfolio Properties.

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

Employees

As of March 1, 2012, the Company employed approximately 63 persons, including seven leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

The current economic situation, including constraints on credit availability, high unemployment and lower housing values, has had an effect on the Company’s results of operations. During 2011, four of the Company’s significant tenants were involved in bankruptcy proceedings. Blockbuster Video has rejected leases at two locations. Two other leases were transferred to Dish Network Corp. and store operations have continued. Borders Bookstore has liquidated all of its stores including its single location with the Company at Thruway. Superfresh (a) closed its Lumberton, New Jersey store effective April 18, 2011 and rejected this lease and (b) announced its plan to accept the lease at the Company’s Shops at Fairfax, which is currently subleased to Super H Grocery. Syms Corporation filed for bankruptcy protection and closed its Syms store at Seven Corners Center. These bankruptcy proceedings are the only known bankruptcies involving the Company’s significant tenants.

With the decline in overall consumer spending, retailers continue to struggle with declining sales and limited access to capital. Vacancies remain elevated compared to pre-recession levels. Our overall portfolio leasing percentage, on a comparative same center basis, at December 31, 2011 was 89.4%, a decrease from 91.1% at December 31, 2010. The 2011 commercial leasing percentages were adversely impacted by a net decrease of approximately 140,000 square feet of leased space, of which approximately 98,000 square feet was caused by the Syms, SuperFresh and Borders Books bankruptcies and the balance resulting from the early lease termination of a local grocer. As of March 1, 2012, a total of 61,000 square feet of these four vacant spaces had been leased.

Because of a conservative capital structure, the Company’s liquidity has not been significantly affected by the recent turmoil in the credit markets. First, the ratio of total debt to the estimated fair value of its assets is less than 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of December 31, 2011, amortizing fixed-rate mortgage debt with staggered maturities from 2012 to 2026, represented approximately 97% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s only 2012 fixed-rate debt maturity is in October, for which the Company has received a loan commitment to refinance. The remaining floating-rate debt of the Company is comprised of a $15.1 million loan secured by Northrock shopping center and $8.0 million outstanding under the $150.0 million unsecured revolving credit facility.

Acquisition and Development Activity

A significant contributor to the Company’s recent growth in its Shopping Center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2009 through February 29, 2012, the Company developed two neighborhood Shopping Centers and acquired six operating neighborhood shopping center properties. Since January 1, 2009, the Company’s leasable area has grown by approximately 16.4% (1.3 million square feet), from 8.2 million square feet to approximately 9.5 million square feet.

2011 / 2010 / 2009 Acquisitions, Developments and Redevelopments

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company has an approved site plan to develop a grocery-anchored neighborhood shopping center totaling approximately 160,000 square feet. Capital One Bank operates a branch on the site and the Company previously executed a lease with CVS. The Company is in the process of completing site work for two pads. CVS will construct a 13,000 square foot pharmacy building and the Company will construct a 6,500 square foot building which it expects to lease to a restaurant. Both facilities are projected to be completed in the fourth quarter of 2012, at a cost to the Company of approximately $3.0 million. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 68.0% leased at December 31, 2011. The Company completed construction during mid-2009 of capital improvements to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The cost of the redevelopment was approximately $6.9 million and the redeveloped center totals approximately 173,000 square feet.

Clarendon Center

In late 2010, the Company substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million upon the completion of final office tenant improvements.

The south block consists of 11 floors of residential area (244 units) alongside eight floors of office space (76,000 square feet), both atop ground floor retail space (29,000 square feet) leased to Trader Joe’s, Circa Café and Burke & Herbert Bank. The first office tenant began occupancy in December 2010, and the first retail occupancy occurred in January 2011. Currently, all of the retail tenants are operating. The north block consists of five floors of office space (95,000 square feet) atop ground floor retail (13,000 square feet). The building shell certificate of occupancy was received in early February 2011, and Airline Reporting Corporation (68,000 square feet) took occupancy in late March 2011. As of December 31, 2011, 196,000 square feet (92.4%) of the combined retail and office space was leased.

On December 26, 2010, tenants began occupancy of the apartments. By April 28, 2011, the apartments were 98.8% leased, and as of December 31, 2011, 243 of the 244 apartments were leased and occupied.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $26.5 million. As of December 31, 2011, 45,000 square feet of retail space and 13,000 square feet of office space, or approximately 57.0% of the total space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 77.8% of the project was leased at December 31, 2011, including a 52,700 square foot Harris Teeter supermarket store, 18,822 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million.

Seven Corners

During 2010, the Company expanded the Seven Corners shopping center by approximately 6,000 square feet. Red Robin Gourmet Burgers opened in November 2010 in a newly-constructed, free-standing building. The Company also completed construction of parking lot, landscaping and site lighting improvements to enhance the common areas.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.6 million, including acquisition costs, approximately 20,000 square feet of retail space located on the east side of Rockville Pike (Route 355), near the White Flint Metro Station in Montgomery County, Maryland. The property, which was fully leased to two tenants at December 31, 2011, is zoned for up to 297,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

Metro Pike Center

On December 17, 2010, the Company purchased for $34.3 million, including acquisition costs, approximately 67,000 square feet of retail space located on the west side of Rockville Pike (Route 355) near the White Flint Metro Station in Montgomery County, Maryland. The property was acquired subject to the assumption of a $16.2 million mortgage loan and a corresponding interest rate swap with a fair value of $0.5 million. The property, which was 76.4% leased at December 31, 2011, is zoned for up to 807,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

4469 Connecticut Ave

On February 17, 2011, the Company purchased for $1.7 million, including acquisition costs, approximately 3,000 square feet of retail space located adjacent to the Company’s Van Ness Square in Washington DC. The property is unoccupied as of December 31, 2011.

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

The continuation or worsening of the recent credit market disruption and global economic crisis may continue to have an adverse effect on the fundamentals of our business and results of operations, including overall market occupancy and rental rates. While recent economic data appear to reflect some stabilization of the economy and credit markets, a continuation of these challenging economic conditions could have a negative effect on the financial condition of our tenants or lenders, which may expose us to increased risks of default by these parties.

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

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.3% of our total revenue for the year ended December 31, 2011. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

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

Influence of Officers, Directors and Significant Stockholders.

Three of our executive officers, Mr. Saul II, his son and our President, B. Francis Saul III, and Thomas H. McCormick, our Senior Vice President and General Counsel, are members of The Saul Organization, and persons associated with The Saul Organization constitute four of the 14 members of our Board of Directors. In addition, as of December 31, 2011, Mr. Saul II had the potential to exercise control over 7,687,000 shares of our common stock representing 40.0% of our issued and outstanding shares of common stock. Mr. Saul II also beneficially owned, as of December 31, 2011, 6,914,000 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis except for 1,498,000 units which are not currently convertible. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2011, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 31.2% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2011, 3,545,000 of the 6,914,000 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. Saul II and members of The Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.

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

Shared Services.

We share with The Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2011, are charges totaling $6.1 million, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by The Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and The Saul Organization, we have not obtained a third party appraisal of the value of these services.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $341,000 for the year ended December 31, 2011.

Related Party Rents.

We sublease space for our corporate headquarters from a member of The Saul Organization, the building of which is owned by another member of the Saul Organization. The 10-year lease commenced in March 2002 and provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2011 was $945,000. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease. The Company is nearing completion of negotiation of a five-year extension of the lease.

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

As of December 31, 2011, we had approximately $831.9 million of debt outstanding, $808.8 million of which was long-term fixed-rate debt secured by 41 of our properties and $23.1 million of which was variable-rate debt due under a secured bank loan ($15.1 million) and our revolving credit facility ($8.0 million).

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

In addition, our line of credit requires us and our subsidiaries to satisfy financial covenants. The material financial covenants require us, on a consolidated basis, to:

•

limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $760 million plus 90% of the Company’s future net equity proceeds;

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

As of December 31, 2011, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

The Americans with Disabilities Act of 1990 (the “ADA”) could require us to take remedial steps with respect to newly acquired properties.

The properties, as commercial facilities, are required to comply with Title III of the ADA. Investigation of a property may reveal non-compliance with the ADA. The requirements of the ADA, or of other federal, state or local laws, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with the ADA may require expensive changes to the properties.

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

As of December 31, 2011, Mr. Saul II and members of The Saul Organization owned common stock representing approximately 31.2% in value of all our issued and outstanding equity securities. In addition, members of The Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

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

Item 1B. Unresolved Staff Comments

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2011 that remain unresolved.

Item 2. Properties

Overview

The Company is the owner, developer and operator of a real estate portfolio composed of 58 operating properties totaling approximately 9,543,000 square feet of gross leasable area (“GLA”) and two development parcels as of December 31, 2011. The properties are located primarily in the Washington, DC/Baltimore, Maryland metropolitan area. The portfolio is composed of 51 neighborhood and community Shopping Centers, and seven predominantly Mixed-Use Properties totaling approximately 7,932,000 and 1,611,000 square feet of GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty-four of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.3%), a tenant at ten Shopping Centers, Safeway (3.0%), a tenant at eight Shopping Centers, and Capital One Bank (2.6%), a tenant at twenty properties individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2011. The average rent, calculated using annualized base rent for leased space as of December 31, 2011 and 2010, excluding residential, was $17.31 per square foot and $16.64 per square foot, respectively, for the Company’s Current Portfolio Properties.

The Company expects to hold its properties as long-term investments, and it has no maximum period for retention of any investment. It plans to selectively acquire additional income-producing properties and to expand, renovate, and improve its properties when circumstances warrant. See “Item 1. Business—Operating Strategies” and “Business—Capital Policies.”

The Shopping Centers

Community and neighborhood shopping centers typically are anchored by one or more grocery stores, discount department stores or drug stores. These anchors offer day-to-day necessities rather than apparel and luxury goods and, therefore, generate consistent local traffic. By contrast, regional malls generally are larger and typically are anchored by one or more full-service department stores.

In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2011 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 14,900 and 93,900, respectively. The 2011 average household income within the one- and three-mile radius of the Shopping Centers is approximately $95,300 and $97,600, respectively, compared to a national average of $71,400. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Center properties range in size from approximately 17,000 to 575,000 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 156,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty-four of the 51 Shopping Centers are anchored by a grocery store.

Lease Expirations of Shopping Center Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2011, for each of the next ten years beginning with 2012, assuming that none of the tenants exercise renewal options and excluding an aggregate of 730,800 square feet of unleased space, which represented 9.2% of the GLA of the Shopping Centers as of December 31, 2011.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2012	628,684	sf	7.9%	$11,633,637	10.7%
2013	862,999		10.9%	13,826,985	12.8%
2014	998,481		12.6%	16,795,433	15.5%
2015	759,999		9.6%	12,397,110	11.5%
2016	1,275,546		16.1%	14,173,212	13.1%
2017	490,042		6.2%	8,148,101	7.5%
2018	295,149		3.7%	3,939,854	3.6%
2019	400,515		5.0%	4,719,700	4.4%
2020	224,482		2.8%	3,063,178	2.8%
2021	133,983		1.7%	2,467,689	2.3%
Thereafter	1,131,611		14.3%	17,074,944	15.8%

Total	7,201,491	sf	90.8%	$108,239,843	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2011 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

The Mixed-Use Properties

Six of the seven Mixed-Use Properties are located in the Washington, DC metropolitan area and contain an aggregate GLA of approximately 1.2 million square feet, comprised of 1.1 million and 131,000 square feet of office and retail space, respectively, and 244 apartments. The seventh Mixed-Use Property is located in Tulsa, Oklahoma and contains GLA of 197,000 square feet. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. Accordingly, management believes that the Washington, DC area mixed-use properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, DC market and do not compete with one another.

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

Lease Expirations of Mixed-Use Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2011, for each of the next ten years beginning with 2012, assuming that none of the tenants exercise renewal options and excluding an aggregate of 201,300 square feet of unleased office and retail space, which represented 14.2% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2011.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2012	142,067	sf	10.0%	$3,714,879	11.1%
2013	182,259		12.8%	5,042,901	15.1%
2014	234,593		16.5%	8,366,017	25.1%
2015	66,792		4.7%	1,771,081	5.3%
2016	206,711		14.5%	4,566,112	13.7%
2017	68,783		4.8%	1,396,150	4.2%
2018	26,149		1.8%	670,424	2.0%
2019	39,287		2.8%	1,110,471	3.3%
2020	15,549		1.1%	580,201	1.7%
2021	120,430		8.5%	5,403,135	16.2%
Thereafter	117,864		8.3%	748,786	2.2%

Total	1,220,484	sf	85.8%	$33,370,157	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2011 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

As of December 31, 2011, the Company had 243 apartment leases, 216 of which will expire in 2012 and 27 of which will expire in 2013. Annual base rent due under these leases is $6.2 million and $753,000 for the years ending December 31, 2012 and 2013, respectively.

Current Portfolio Properties

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2011

		Leasable Area (Square	Year Acquired or Developed	Land Area	Percentage Leased (1)
Property	Location	Feet)	(Renovated)	(Acres)	Dec-11	Dec-10	Anchor /Significant Tenants
Shopping Centers
Ashburn Village	Ashburn, VA	221,770	1994/00/01/02/06	26.4	88%	93%	Giant Food, Ruby Tuesday, Hallmark Cards, McDonalds, Burger King, Dunkin Donuts
Ashland Square Phase I	Manassas, VA	16,550	2007	2.0	100%	100%	Capital One Bank, CVS Pharmacy
Beacon Center	Alexandria, VA	358,015	1972 (1993/99/07)	32.3	100%	100%	Lowe’s Home Improvement Center, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s, Chipotle
Belvedere	Baltimore, MD	54,941	1972	4.8	93%	93%	Fresh Point Grocery Store, Family Dollar
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	BJ’s Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	80%	82%	Publix, Wachovia Bank
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	100%	Panera Bread, Party City, Petco
Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	99%	99%	Safeway, Ross Dress For Less, Family Dollar, Advance Auto. McDonalds, Wendys, Chuck E Cheese
Broadlands Village	Ashburn, VA	159,734	2003/4/6	24.0	91%	87%	Safeway, The All American Steakhouse, Bonefish Grill, Starbucks
Countryside	Sterling, VA	141,696	2004	16.0	90%	92%	Safeway, CVS Pharmacy, Starbucks
Cranberry Square	Westminster, MD	141,569	2011	18.9	91%	NA	Giant Food, Giant Gas Station, Staples, Party City, Pier 1 Imports, Jos A Banks, Wendys’
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	88%	86%	Publix
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	Capital One Bank
French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	94%	98%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Famous Footwear, Lakeshore Learning Center, Alfred Angelo, Dollar Tree
Germantown	Germantown, MD	27,241	1992	2.7	82%	74%	Jiffy Lube
Giant	Baltimore, MD	70,040	1972 (1990)	5.0	94%	94%	Giant Food
The Glen	Lake Ridge, VA	135,870	1994 (2005)	14.7	96%	98%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys
Great Eastern	District Heights, MD	255,398	1972 (1995)	31.9	98%	98%	Fresh World, Pep Boys, Big Lots, Capital Sports Complex
Great Falls Center	Great Falls, VA	91,666	2008	11.0	95%	93%	Safeway, CVS Pharmacy Capital One Bank, Subway, Starbucks
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	98%	100%	Expo E Mart, Radio Shack, Starbucks, Footlocker
Hunt Club Corners	Apopka, FL	101,522	2006	13.1	94%	94%	Publix, Walgreens, Radio Shack, Hallmark
Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	90%	91%	Publix, Carrabas Italian Grill
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s Home Improvement Center, Chipotle
Kentlands Square II	Gaithersburg, MD	240,683	2011	22.3	100%	NA	Giant Food, Kmart, Party City, Panera Bread, Not Your Average Joe’s, Payless Shoes, Hallmark, Chick-Fil-A
Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	97%	90%	Elizabeth Arden’s Red Door Salon, Bonefish Grill

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2011

		Leasable Area (Square	Year Acquired or Developed	Land Area	Percentage Leased (1)
Property	Location	Feet)	(Renovated)	(Acres)	Dec-11	Dec-10	Anchor /Significant Tenants
Shopping Centers (continued)
Lansdowne Town Center	Leesburg, VA	189,355	2006	23.4	96%	90%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joes, Starbucks, Velocity 5
Leesburg Pike	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	95%	97%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless
Lumberton Plaza	Lumberton, NJ	193,044	1975 (1992/96)	23.3	76%	90%	Bottom Dollar Food, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar
Metro Pike Center	Rockville, MD	67,487	2010	4.6	76%	NA	McDonalds, Jennifer Convertibles, Fed ExKinko’s, Dunkin Donuts, Seven Eleven
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	91%	99%	Giant Food, Giant Gas Station, Panera Bread, Starbucks
Northrock	Warrenton, VA	103,439	2009	15.4	78%	72%	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza, Capital One Bank
Olde Forte Village	Ft. Washington, MD	143,615	2003	16.0	94%	93%	Safeway, Advance Auto, Dollar Tree, Radio Shack, McDonalds, Wendys, Ledo’s Pizza
Olney	Olney, MD	53,765	1975 (1990)	3.7	96%	95%	Rite Aid, Olney Grill, Ledo’s Pizza, Popeyes
Orchard Park	Dunwoody, GA	87,885	2007	10.5	90%	89%	Kroger
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	94%	91%	Albertson’s, Office Depot, Mimi’s Cafe, Toojay’s Deli
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	93%	91%	Giant Food, Starbucks
11503 Rockville Pike	Rockville, MD	20,149	2010	1.9	100%	NA	Staples
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	95%	94%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	95%	82%	Seacoast Realty, Armand’s Pizza, Candy Kitchen, Turquoise Restaurant
Seven Corners	Falls Church, VA	574,831	1973 (1994-7/07)	31.6	91%	100%	The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, G Street Fabrics, Off-Broadway Shoes, The Room Store, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendys
Severna Park Marketplace	Severna Park, MD	254,174	2011	20.6	100%	NA	Giant Food, Kohl’s, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonalds, Jos. A Banks, Radio Shack, Atlanta Bread Company
Shops at Fairfax	Fairfax, VA	68,743	1975 (1993/99)	6.7	95%	93%	Super H Mart
Smallwood Village Center	Waldorf, MD	173,281	2006	25.1	68%	64%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6	83%	94%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing
Southside Plaza	Richmond, VA	371,761	1972	32.8	92%	92%	Community Supermarket, Maxway, Citi Trends, City of Richmond, McDonalds, Burger King, Soldiers and Veterans, Kool Smiles
South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	88%	82%	Maxway, Big Lots, Emory Clinic, Deal$ (Dollar Tree)
Thruway	Winston-Salem, NC	362,600	1972 (1997)	30.5	87%	97%	Harris Teeter, Stein Mart, Talbots, Hanes Brands, Jos. A Banks, Bonefish Grill, Chico’s, Ann Taylor Loft, Coldwater Creek, Rite Aid, FedEx/Kinkos, Plow & Hearth, New Balance, Aveda Salon, Christies Hallmark, Carter’s Kids, McDonalds, Chick-Fil-A, Wells Fargo Bank
Village Center	Centreville, VA	143,109	1990	17.2	90%	90%	Giant Food, Tuesday Morning, Starbucks, McDonalds
West Park	Oklahoma City, OK	76,610	1975	11.2	12%	12%	Family Dollar
Westview Village	Frederick, MD	100,997	2009	10.4	57%	36%	Mimi’s Cafe, Sleepy’s, Music & Arts, Firehouse Subs, CiCi’s Pizza
White Oak	Silver Spring, MD	480,276	1972 (1993)	28.5	99%	99%	Giant Food, Sears, Walgreens, Radio Shack, Boston Market, Sarku

	Total Shopping Centers	7,932,796		764.7	90.8%	92.0%

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2011

		Leasable Area (Square		Year Acquired or Developed	Land Area		Percentage Leased (1)
Property	Location	Feet)		(Renovated)	(Acres)		Dec-11		Dec-10	Anchor /Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD	390,579		1981-2000	37.1		80%		81%	General Services Administration, VIRxSYS, Quanta Systems, SeraCare Life Sciences, Bio-Reference Laboratories, Inc, Direct Buy
Clarendon Center:	Arlington, VA				1.8
North Block (commercial)		108,387		2010			86%		NA	Pete’s New Haven Pizza, AT&T, BGR, Airline Reporting Corporation, Personnel Decisions
South Block (commercial)		104,638		2010			99%		NA	Trader Joe’s, Circa, Burke Herbert Bank, Cannon Design, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One
South Block (residential) (244 units)		188,671		2010			100%		NA
Crosstown Business Center	Tulsa, OK	197,127		1975 (2000)	22.4		87%		87%	Compass Group, Roxtec, Keystone Automotive, Freedom Express, Direct TV, Auto Panels Plus, Valhoma Corporation
601 Pennsylvania Ave.	Washington, DC	226,604		1973 (1986)	1.0		95%		100%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Pharmaceutical Care Management Assn., Capital Grille
Van Ness Square	Washington, DC	159,411	(3)	1973 (1990)	1.4	(3)	67	% (3)	63%	Office Depot, Pier 1
Washington Square	Alexandria, VA	235,042		1975 (2000)	2.0		92%		92%	Vanderweil Engineering, Agentrics, EarthTech, Thales, Cooper Carry, Bank of America, Marketing General, Alexandria Economic Development, Trader Joe’s, Fed Ex/Kinko’s, Talbots, Teaism Restaurant, Starbucks, The Business Bank

	Total Mixed-Use Properties	1,610,459			65.7		85.8	% (2)	81.5%

	Total Portfolio	9,543,255			830.4		90.0	% (2)	90.3%

Land and Development Parcels
Ashland Square Phase II	Manassas, VA			2004	17.3		Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD			2005	35.5		Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.

	Total Development Properties				52.8

(1)	Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments.
(2)	Total percentage leased is for commercial space only.
(3)	Includes 2011 acquisition of 4469 Connecticut Avenue (2,918 SF).

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the Company’s shares of common stock were reported by the New York Stock Exchange for each quarter of 2011 and 2010 as follows:

Period	Share Price
	High	Low
October 1, 2011 – December 31, 2011	$36.66	$32.26
July 1, 2011 – September 30, 2011	$41.72	$31.54
April 1, 2011 – June 30, 2011	$44.29	$37.16
January 1, 2011 – March 31, 2011	$48.40	$42.30
October 1, 2010 – December 31, 2010	$48.15	$42.42
July 1, 2010 – September 30, 2010	$44.25	$40.09
April 1, 2010 – June 30, 2010	$43.99	$35.64
January 1, 2010 – March 31, 2010	$41.41	$32.25

On March 1, 2012, the closing price was $38.00 per share.

Holders

The approximate number of holders of record of the common stock was 240 as of March 1, 2012.

Dividends and Distributions

Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2011 and 2010. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $35.4 million and $34.0 million in 2011 and 2010, respectively. Distributions to preferred stockholders were $15.1 million in both 2011 and 2010. See Notes to Consolidated Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

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

The Company paid four quarterly distributions totaling $1.44, $1.44, and $1.53 per common share during the years ended December 31, 2011, 2010, and 2009, respectively. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. Of the $1.44 per common share dividend paid in 2011, 50% was treated as a taxable dividend income and 50% was treated as a return of capital. Of the $1.44 per common share dividend paid in 2010, 70.0% was taxable dividend income and 30.0% was considered return of capital. The $1.53 per common share dividend paid in 2009 was 100% taxable dividend income. No assurance can be given regarding what portion, if any, of distributions in 2012 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are treated as ordinary dividend income.

Acquisition of Equity Securities by The Saul Organization

Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2011, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) B. F. Saul Real Estate Investment Trust and B.F. Saul Company, of each of which Mr. Saul II is either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC and Dearborn, L.L.C., which are wholly-owned subsidiaries of either B. F. Saul Company or B. F. Saul Real Estate Investment Trust, acquired an aggregate of 132,832 shares of common stock at an average price of $34.82 per share, in respect of the October 31, 2011 dividend distribution.

No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph

Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on January 1, 2007.

Item 6. Selected Financial Data

The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Total revenue	$174,360	$163,546	$160,968	$160,188	$150,442
Operating expenses	140,445	119,728	115,769	113,751	105,088

Operating income	33,915	43,818	45,199	46,437	45,354
Non-operating income:
Loss on early extinguishment of debt	—	(5,405)	(2,210)	—	—
Gain on casualty settlements	245	2,475	329	1,301	139
Acquisition related costs	(2,534)	(1,179)	—	—	—
Decrease in fair value of derivatives	(1,332)	—	—	—	—
Discontinued operations	—	3,476	(88)	(72)	28

Net income	30,294	43,185	43,230	47,666	45,521
Income attributable to the noncontrolling interest	(3,561)	(6,422)	(6,517)	(7,972)	(8,818)

Net income attributable to Saul Centers, Inc.	26,733	36,763	36,713	39,694	36,703
Preferred dividends	(15,140)	(15,140)	(15,140)	(13,453)	(8,000)

Net income available to common stockholders	$11,593	$21,623	$21,573	$26,241	$28,703

Per Share Data (diluted):
Net income available to common stockholders	$0.61	$1.18	$1.20	$1.46	$1.62

Basic and Diluted Shares Outstanding:
Weighted average common shares-basic	18,888	18,267	17,904	17,816	17,589
Effect of dilutive options	61	110	39	145	180

Weighted average common shares-diluted	18,949	18,377	17,943	17,961	17,769
Weighted average convertible limited partnership units	5,791	5,416	5,416	5,416	5,416

Weighted average common shares and fully converted limited partnership units-diluted	24,740	23,793	23,359	23,377	23,185

Dividends Paid:
Cash dividends to common stockholders (1)	$27,062	$26,186	$27,358	$33,450	$31,026

Cash dividends per share	$1.44	$1.44	$1.53	$1.88	$1.77

Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,091,448	$927,250	$834,914	$774,718	$657,258
Total assets	1,192,569	1,013,888	925,574	853,873	727,443
Total debt, including accrued interest	835,459	713,997	639,405	570,184	535,319
Preferred stock	179,328	179,328	179,328	179,328	100,000
Total stockholders’ equity	293,206	239,813	226,063	227,887	153,524
Other Data
Cash flow provided by (used in):
Operating activities	$55,669	$62,887	$68,344	$73,101	$71,197
Investing activities	$(201,500)	$(98,239)	$(80,469)	$(115,070)	$(52,036)
Financing activities	$145,186	$27,713	$19,726	$49,210	$(21,457)
Funds from operations (2):
Net income	$30,294	$43,185	$43,230	$47,666	$45,521
Real property depreciation and amortization	35,400	28,474	28,150	29,669	26,461
Real property depreciation-discontinued operations	—	103	114	114	3
Gain on property dispositions	(245)	(6,066)	(329)	(1,301)	(139)

Funds from operations	65,449	65,696	71,165	76,034	71,843
Preferred dividends	(15,140)	(15,140)	(15,140)	(13,453)	(8,000)

Funds from operations available to common shareholders	$50,309	$50,556	$56,025	$62,695	$63,846

(1)	During 2011, 2010, 2009, 2008, and 2007, shareholders reinvested $19,751, $16,696, $4,136, $3,941, and $18,725, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.
(2)	Funds from operations (FFO) is a non-GAAP financial measure and is defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 38, discusses the Company’s results of operations for the past two years. Beginning on page 44, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 52, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

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

The Company recently acquired three Giant Food-anchored shopping centers located in the Maryland suburbs of the Washington, D.C. and Baltimore metropolitan area. The three centers, Kentlands Square II, Severna Park MarketPlace and Cranberry Square, total 636,000 square feet of leasable area, of which 98% is leased. The $170.9 million purchase price, including acquisition costs, was financed with (1) $60.0 million from two bridge loans secured by Kentlands Square II and Cranberry Square, each with an initial term of six months and accruing interest, payable monthly, at a rate equal to LIBOR plus 175 basis points; (2) a $38.0 million non-recourse permanent loan secured by Severna Park MarketPlace; (3) approximately $17.1 million in cash and borrowings from the Company’s revolving credit facility; and (4) $55.8 million from the issuance of equity to a related party. In light of the limited amount of quality properties for sale and the escalated pricing of properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new Shopping Center and Mixed-Use Properties in the near future is uncertain. Because of its conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are located and market conditions improve. (See “Item 1. Business—Capital Policies”). It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.

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

With the decline in overall consumer spending in the past few years, retailers continue to struggle with declining sales and limited access to capital. Vacancies continue to remain elevated compared to pre-recession levels. Our overall portfolio leasing percentage, on a comparative same center basis, ended the year at 89.4%, a decrease from 91.1% at year end 2010. The 2011 commercial leasing percentages were adversely impacted by a net decrease of approximately 140,000 square feet of leased space, of which approximately 98,000 square feet was caused by the Syms, SuperFresh and Borders Books bankruptcies and the balance resulting from the early lease termination of a local grocer. As of March 1, 2012, a total of 61,000 square feet of these four vacant spaces had been leased.

Because of the Company’s conservative capital structure, its liquidity has not been significantly affected by the recent turmoil in the credit markets. First, the Company maintains a ratio of total debt to total assets value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of December 31, 2011, amortizing fixed-rate mortgage debt with staggered maturities from 2012 to 2026 represented approximately 97% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s only 2012 fixed-rate debt maturity is October, for which the Company has received a loan commitment to refinance. The Company’s variable-rate debt consists of a $15.1 million bank term loan for the Northrock shopping center and $8.0 million outstanding under its line of credit. As of December 31, 2011, the Company has loan availability of approximately $141.8 million under its $150.0 million unsecured revolving line of credit.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make certain estimates and assumptions that affect the Company’s reported financial position and results of operations. See Note 2 to the Consolidated Financial Statements in this report. The Company has identified the following policies that, due to estimates and assumptions inherent in those policies, involve a relatively high degree of judgment and complexity.

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

The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships based on their fair values. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the in-place lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and accreted as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors in identifying impairment indicators including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.

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

Deferred Leasing Costs

Certain initial direct costs incurred by the Company in negotiating and consummating successful commercial leases are capitalized and amortized over the term of the leases. Deferred leasing costs consist of commissions paid to third-party leasing agents as well as internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions. In addition, deferred leasing costs include amounts attributed to in-place leases associated with acquisition properties.

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue, known as percentage rent, is accrued when a tenant reports sales that exceed a specified breakpoint specified in the lease agreement.

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

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, the Company believes their final outcome will not have a material adverse effect on its financial position or the results of operations. Once it has been determined that a loss is probable to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered probable can be difficult to determine.

Results of Operations

Revenue

(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2011	2010	2009	2011 to 2010	2010 to 2009
Base rent	$138,905	$126,518	$125,727	9.8%	0.6%
Expense recoveries	28,414	29,534	29,442	-3.8%	0.3%
Percentage rent	1,510	1,458	1,326	3.6%	10.0%
Other	5,531	6,036	4,473	-8.4%	34.9%

Total revenue	$174,360	$163,546	$160,968	6.6%	1.6%

Note: (Dollars in thousands)

Base rent includes $3,736, $225, and $1,303, for the years 2011, 2010, and 2009, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1,119, $1,024, and $1,249 for the years 2011, 2010, and 2009, respectively, to recognize income from the amortization of in-place leases.

Total revenue increased 6.6% in 2011 compared to 2010. The increased revenue resulted primarily from (a) rental income generated by a development property (Clarendon Center) and five acquisition properties (11503 Rockville Pike, Metro Pike Center, Kentlands Square II, Severna Park MarketPlace and Cranberry Square), defined as the “2011 Acquisition Properties” and together with Clarendon Center, the “2011 Development and Acquisition Properties” (approximately $19.1 million), offset in part by (b) (x) decreased revenue from rental properties fully in operation during both 2011 and 2010 (“Core Properties”) (approximately $8.9 million), comprised primarily of a decline in revenue generated by the Mixed-Use Properties (approximately $4.1 million) due to a decrease in occupancy that occurred in the latter part of 2010 and the first quarter of 2011, (y) a decrease in other income compared to 2010, when the collection of rent and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time was recorded ($1.9 million), and (z) reduced expense recovery income resulting from substantial snow removal expenses incurred in 2010.

Total revenue increased 1.6% in 2010 compared to 2009. The revenue increase for the 2010 Period resulted primarily from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1.9 million), the operations of the 2009 development properties (Northrock and Westview Village) and two 2010 acquisition properties (Metro Pike Center and 11503 Rockville Pike), together defined as the “2010/2009 Development and Acquisition Properties” (approximately $1.7 million), offset in part by declining revenues from properties which were in operation for the entirety of both periods due to decreased occupancy levels and the resulting loss of rental income (approximately $1.0 million).

A discussion of the components of revenue follows.

Base rent

The $12.4 million increase in base rent in 2011 compared to 2010 was primarily attributable to the 2011 Development and Acquisition Properties (approximately $16.8 million) which was offset in part by decreases at same center Mixed-Use Properties (approximately $3.0 million) and the Shopping Centers (approximately $1.9 million).

The $791,000 increase in base rent in 2010 compared to 2009 was primarily attributable to leases in effect at the 2010/2009 Development and Acquisition Properties (approximately $1.3 million) which was offset by base rent decreases of approximately $828,000 at the Mixed-Use Properties, primarily due to a single-location office tenant default.

Expense recoveries

Expense recovery income decreased $1.1 million in 2011 compared to 2010 due primarily to recovery in 2010 of snow removal expenses incurred as a result of severe winter weather impacting the Mid-Atlantic states during January and February 2010.

Expense recovery income increased $92,000 in 2010 compared to 2009.

Other revenue

Other revenue decreased in 2011 primarily due to the collection during 2010 of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1.9 million) partially offset by increased residential tenant fees and parking income (combined $755,000) at Clarendon Center.

The $1.6 million increase in other revenue in 2010 compared to 2009 resulted primarily from the collection of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1.9 million) and increased parking and temporary lease rental income (approximately $246,000) offset in part by decreased lease termination fees (approximately $743,000).

Operating expenses

	For the year ended December 31,			Percentage Change
(Dollars in thousands)	2011	2010	2009	2011 to 2010	2010 to 2009
Property operating expenses	$24,946	$23,198	$21,301	7.5%	8.9%
Provision for credit losses	1,883	1,337	919	40.8%	45.5%
Real estate taxes	18,485	17,793	17,754	3.9%	0.2%
Interest expense and amortization of deferred debt	45,475	34,958	34,689	30.1%	0.8%
Depreciation and amortization	35,400	28,474	28,150	24.3%	1.2%
General and administrative	14,256	13,968	12,956	2.1%	7.8%

Total operating expenses	$140,445	$119,728	$115,769	17.3%	3.4%

Total operating expenses increased 17.3% in 2011 compared to 2010 due primarily to increased interest and depreciation expense arising from the operation of the 2011 Development and Acquisition Properties.

Property operating expenses

Property operating expenses increased in 2011 primarily due to operating expenses arising from the operation of the 2011 Development and Acquisition Properties ($3.3 million) and modest increases in non-snow removal same property operating expenses offset in part by a $2.3 million decrease in snow removal expense.

The largest single item contributing to the $1.9 million increase in 2010 property operating expenses compared to 2009 was snow removal expense (approximately $1.6 million) resulting primarily from heavy snowfall in the Mid-Atlantic states during January and February 2010.

Provision for credit losses

The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The $546,000 increase in 2011 compared to 2010 reflects the continued stress of a stagnant housing market and slowly recovering jobs market in the local economies where the Current Portfolio Properties are located. Approximately $505,000 of the increase was caused by the SuperFresh and Borders Bookstore bankruptcies and a local grocery store vacancy, and approximately $300,000 of the increase was caused by the failure of several restaurants in the Loudoun County shopping centers.

The $418,000 increase in the provision for credit losses in 2010 compared to 2009 was primarily caused by the default of a single-location office tenant.

Real estate taxes

The $692,000 increase in real estate taxes in 2011 over 2010 resulted primarily from the operation of the 2011 Development and Acquisition Properties.

Interest and amortization of deferred debt

Interest expense increased $10.5 million in 2011 compared to 2010 primarily due to Clarendon Center, because more than 85% of the project was placed in service during 2011, which caused an $8.9 million increase in interest expense, net of amounts capitalized, as well as increased interest expense arising from the refinancing in March 2011 of the project’s construction loan with a higher fixed-rate, 15 year mortgage. Interest expense also increased in 2011 by $1.3 million from debt incurred to finance the 2011 Acquisition Properties.

Interest expense increased $269,000 in 2010 compared to 2009 primarily due to approximately $53.0 million of increased debt balances outstanding, resulting from the refinancing of five mortgage loans during 2009 and construction loan draws, less scheduled monthly principal payments. The majority of the interest incurred on the construction loans was capitalized as project costs and had little impact on interest expense for the 2010 Period. The additional amounts borrowed increased interest expense in 2010 compared to 2009 by approximately $3.5 million, which was partially offset by approximately $1.7 million due to lower interest rates on refinanced debt, increased capitalized interest of approximately $1.2 million and revolving credit facility modification costs incurred during the 2009 Period of approximately $363,000.

Depreciation and amortization

Depreciation and amortization of deferred leasing costs increased $6.9 million in 2011 compared to 2010 primarily as a result of depreciation commencement for the 2011 Development and Acquisition Properties placed in service during 2011.

Depreciation and amortization of deferred leasing costs increased $324,000 in 2010 compared to 2009 primarily as a result of depreciation commencement for the 2010/2009 Development and Acquisition Properties.

General and administrative

General and administrative expenses increased $288,000 in 2011 compared to 2010 primarily due to increased personal property taxes.

The $1.0 million increase in general and administrative expenses in 2010 compared to 2009 resulted from increased staff expenses totaling approximately $725,000, resulting in part from lower capitalization of development personnel costs and increased health care expense, and professional fees (approximately $392,000).

Acquisition Related Costs

Acquisition related costs in 2011 of approximately $2.5 million arose from the Company’s September 23, 2011, purchase of Kentlands Square II, Severna Park MarketPlace and Cranberry Square and the February 17, 2011 purchase of a 3,000 square foot retail property located adjacent to the Company’s Van Ness Square in Washington, DC.

Acquisition related costs of approximately $1.2 million in 2010 relate to the Company’s October 1, 2010 purchase of a 20,000 square foot property and December 17, 2010 purchase of a 67,500 square foot property, both located near the White Flint Metro Station in Montgomery County, Maryland.

Gain on Casualty Settlement

Gain on casualty settlement in 2011 and 2010 reflects insurance proceeds received in excess of the carrying value of assets damaged during a severe hail storm at French Market in May 2010. The insurance proceeds funded substantially all of the restoration of the damaged property.

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

Loss on Early Extinguishment of Debt

In June 2010, the Company refinanced its Thruway shopping center, located in Winston-Salem, North Carolina. The $45.6 million loan requires principal and interest payments calculated using a 5.83% interest rate and a 25-year amortization schedule, and matures in ten years. In December 2010, the Company refinanced its Ravenwood shopping center, located in Baltimore, Maryland. The $17.0 million loan requires principal and interest payments calculated using a 6.18% interest rate and a 25-year amortization schedule, and matures in 15 years. These loans refinanced a portion of a 7.67%, multi-property loan scheduled to mature in October 2012. In conjunction with the refinancings, the Company incurred costs to retire the previous Thruway debt totaling

$4.5 million (approximately $4.4 million to defease the original loan and write-offs of unamortized deferred debt costs of approximately $54,000) and to retire the previous Ravenwood debt totaling $926,000 (approximately $912,000 to defease the original loan and write-offs of unamortized deferred debt costs of approximately $14,000). The transactions reduced the Company’s future refinancing risk by decreasing the amount of debt maturing in 2012 from $95.7 million to $62.0 million, and provided net cash proceeds of approximately $17.4 million.

During 2009, the Company refinanced debt with outstanding balances totaling $70.6 million, prior to its December 2011 maturity, in order to obtain new mortgage debt totaling $118.0 million. In conjunction with the refinancings, the Company incurred prepayment penalties (approximately $1.9 million) and wrote off unamortized deferred debt costs related to the repaid mortgages (approximately $318,000).

Gain on Sale of Property

Gain on sale of property in 2010 resulted from the sale of the Lexington Center land parcel and Lexington pads.

Impact of Inflation

Inflation has remained relatively low during 2011 and 2010. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.

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

Liquidity and Capital Resources

Cash and cash equivalents were $12.3 million and $13.0 million at December 31, 2011 and 2010, respectively. The changes in cash and cash equivalents during the years ended December 31, 2011 and 2010 were attributable to operating, investing and financing activities, as described below.

(Dollars in thousands)	For the year ended December 31,
	2011	2010
Net cash provided by operating activities	$55,669	$62,887
Net cash used in investing activities	(201,500)	(98,239)
Net cash provided by financing activities	145,186	27,713

Decrease in cash and cash equivalents	$(645)	$(7,639)

Operating Activities

Net cash provided by operating activities decreased $7.0 million to $55.9 million for the year ended December 31, 2011 compared to $62.9 million for the year ended December 31, 2010, primarily reflecting the 2011 decline in operating income from the Company’s Core Properties fully in operation during all of 2011 and 2010. Net cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities increased $103.3 million to $201.5 million for the year ended December 31, 2011 compared to $98.2 million for the year ended December 31, 2010. Investing activities for 2011 primarily reflect the purchase of Cranberry Square, Kentlands Square II and Severna Park MarketPlace and Clarendon Center construction costs.

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

Tenant improvement and property capital expenditures totaled $11.6 million and $6.6 million for 2011 and 2010, respectively.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2011 and 2010, was $145.0 million and $27.7 million, respectively. Cash provided by financing activities for the year ended December 31, 2011 primarily reflects:

•	proceeds of $226.0 million received from mortgage notes payable;

•	proceeds of $60.0 million received from secured bridge financing loans;

•	proceeds of $13.4 million received from construction loan draws;

•	proceeds of $16.0 million received from revolving credit facility draws;

•	proceeds of $55.8 million from an equity offering of common stock and limited partnership units in the Operating Partnership; and

•	proceeds of $20.9 million from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $22.8 million;

•	the repayment of secured bridge financing loans totaling $60.0 million;

•	the repayment of construction loans payable totaling $104.2 million;

•	the repayment of amounts borrowed under the revolving credit facility of $8.0 million;

•	distributions to common stockholders totaling $27.1 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $8.3 million;

•	distributions made to preferred stockholders totaling $15.1 million; and

•	payments of $1.4 million for financing costs of mortgage notes payable.

Net cash provided by financing activities for the years ended December 31, 2010 and 2009, was $27.7 million and $19.0 million, respectively. Cash provided by financing activities for the year ended December 31, 2010 primarily reflects:

•	proceeds received from two new mortgage notes payable totaling $62.6 million;

•	amounts borrowed from construction loans payable totaling $49.5 million; and

•	$19.5 million of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $53.7 million;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $34.0 million;

•	distributions made to preferred stockholders during the year totaling $15.1 million; and

•	payments of $1.1 million for financing costs of new mortgage loans.

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

Contractual Payment Obligations

As of December 31, 2011, the Company had unfunded contractual payment obligations of approximately $148.6 million, excluding operating obligations, due within the next 12 months. The table below specifies the total contractual payment obligations as of December 31, 2011.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Notes Payable:
Interest	$47,519	$76,723	$69,132	$185,795	$379,169
Scheduled Principal	21,756	35,769	37,586	144,845	239,956
Balloon Payments	69,960	83,349	15,077	423,529	591,915

Subtotal	139,235	195,841	121,795	754,169	1,211,040
Ground Leases (1)	176	352	352	9,715	10,595
Corporate Headquarters Lease (1)	248	—	—	—	248
Development Obligations	8,933	—	—	—	8,933

Total Contractual Obligations	$148,592	$196,193	$122,147	$763,884	$1,230,816

(1)	See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2011 included cash balances of $12.3 million and borrowing availability of approximately $141.8 million on its revolving line of credit, will be sufficient to meet its contractual obligations for the foreseeable future.

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

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 489,890 and 418,512 shares under the Plan at a weighted average discounted price of $39.64 and $39.13 per share during the years ended December 31, 2011 and 2010, respectively. The Company also credited 8,358 and 8,335 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $39.94 and $38.85 per share, during the years ended December 31, 2011 and 2010, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2011.

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

The following is a summary of notes payable as of December 31, 2011 and 2010:

Notes Payable	December 31,			Interest Rate *	Scheduled Maturity *
(Dollars in thousands)	2011		2010
Fixed rate mortgages:	$64,844	(a)	$68,461	7.67%	Oct-2012
	10,244	(b)	10,457	6.12%	Jan-2013
	24,598	(c)	26,123	7.88%	Jan-2013
	16,032	(d)	16,169	4.67%	Jun-2013
	7,203	(e)	7,456	5.77%	Jul-2013
	14,335	(f)	14,771	5.40%	May-2014
	17,415	(g)	17,983	7.45%	Jun-2015
	35,435	(h)	36,435	6.01%	Feb-2018
	39,757	(i)	41,047	5.88%	Jan-2019
	12,860	(j)	13,277	5.76%	May-2019
	17,755	(k)	18,331	5.62%	Jul-2019
	17,627	(l)	18,180	5.79%	Sep-2019
	15,713	(m)	16,222	5.22%	Jan-2020
	11,670	(n)	11,905	5.60%	May-2020
	10,636	(o)	10,966	5.30%	Jun-2020
	44,333	(p)	45,190	5.83%	Jul-2020
	9,204	(q)	9,458	5.81%	Feb-2021
	6,477	(r)	6,588	6.01%	Aug-2021
	37,377	(s)	38,018	5.62%	Jun-2022
	11,317	(t)	11,494	6.08%	Sep-2022
	12,172	(u)	12,343	6.43%	Apr-2023
	16,858	(v)	17,435	6.28%	Feb-2024
	17,791	(w)	18,090	7.35%	Jun-2024
	15,409	(x)	15,659	7.60%	Jun-2024
	16,494	(y)	16,717	8.11%	Jul-2024
	32,281	(z)	32,812	7.45%	Jul-2024
	32,044	(aa)	32,560	7.30%	Jan-2025
	16,731	(bb)	17,000	6.18%	Jan-2026
	123,372	(cc)	—	5.31%	Apr-2026
	37,858	(dd)	—	4.30%	Oct-2026
	42,923	(ee)	—	4.53%	Nov-2026
	20,000	(ff)	—	4.70%	Dec-2026

Total fixed rate	808,765		601,147	6.04%	9.5 Years

Variable rate loans:
Revolving credit facility	8,000	(gg)	—	LIBOR + 3.775%	Jun-2012
Northrock bank term loan	15,106	(hh)	19,409	LIBOR + 3.00%	May-2013
Clarendon construction loan	—	(ii)	90,833

Total variable rate	23,106		110,242	4.32%	1.1 Years

Total notes payable	$831,871		$711,389	6.00%	9.3 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2010. Totals computed using weighted averages.

(a)	The loan is collateralized by seven shopping centers (Seven Corners, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere and Giant) and requires equal monthly principal and interest payments of $734,000 based upon a 25-year amortization schedule and a final payment of $62.0 million at loan maturity. Principal of $38.0 million was defeased in conjunction with the Thruway and Ravenwood refinancing’s and $3.6 million was amortized during 2011.
(b)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $213,000 was amortized during 2011.
(c)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $23.0 million at loan maturity. Principal of $1.5 million was amortized during 2011.
(d)	The loan, together with a corresponding interest-rate swap, was assumed with the December 17, 2010 acquisition of, and is collateralized by, Metro Pike Center. On a combined basis, the loan and the swap required interest only payments of $63,000 until August 1, 2011, then equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15.6 million at loan maturity. Principal of $137,000 was amortized during 2011.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6.8 million at loan maturity. Principal of $253,000 was amortized during 2011.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13.3 million is due at loan maturity. Principal of $436,000 was amortized during 2011.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million is due at loan maturity. Principal of $568,000 was amortized during 2011.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.0 million was amortized during 2011.
(i)	The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.3 million was amortized during 2011.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $417,000 was amortized during 2011.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $576,000 was amortized during 2011.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $553,000 was amortized during 2011.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $509,000 was amortized during 2011.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $235,000 was amortized during 2011.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $330,000 was amortized during 2011.

(p)	The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $857,000 was amortized during 2011.
(q)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $254,000 was amortized during 2011.
(r)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $111,000 was amortized during 2011.
(s)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $641,000 was amortized during 2011.
(t)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $177,000 was amortized during 2011.
(u)	The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $171,000 was amortized during 2011.
(v)	The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule. The loan matures February 1, 2024 at which time a final payment of $6.3 million will be due. Principal of $577,000 was amortized during 2011.
(w)	The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $299,000 was amortized during 2011.
(x)	The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $250,000 was amortized during 2011.
(y)	The loan is collateralized by Van Ness Square and requires equal monthly principal and interest payments of $132,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $223,000 was amortized during 2011.
(z)	The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $531,000 was amortized during 2011.
(aa)	The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $516,000 was amortized during 2011.
(bb)	The loan, closed on December 9, 2010, is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $269,000 was amortized during 2011.
(cc)	The loan in the original amount of $125.0 million, closed on March 23, 2011, is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $1.6 million was amortized during 2011.
(dd)	The loan in the original amount of $38.0 million, closed on September 23, 2011, is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $142,000 was amortized during 2011.

(ee)	The loan in the original amount of $43.0 million, closed on October 5, 2011, is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $77,000 was amortized during 2011.
(ff)	The loan in the original amount of $20.0 million, closed on November 5, 2011, is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity.
(gg)	The loan is an unsecured revolving credit facility totaling $150.0 million. Interest expense is calculated based upon 1-month LIBOR plus a spread of 3.775%. The line may be extended one year with payment of a fee of 0.25% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.
(hh)	The loan was a secured construction loan facility totaling $21.8 million to fund the development of Northrock shopping center. Interest is calculated based upon 1-month LIBOR plus a spread of 3.00%. On May 1, 2011, the loan balance was curtailed by $4.2 million, and the maturity date extended two years. The extended loan requires monthly principal payments of $13,409. The interest rate was unchanged. Principal of $94,000 was amortized during 2011.
(ii)	The loan was a secured construction loan facility totaling $157.5 million to fund the development of Clarendon Center. The loan was prepaid in full during 2011.

The carrying value of properties collateralizing the mortgage notes payable totaled $997.5 million and $831.6 million as of December 31, 2011 and 2010, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2011, the Company was in compliance with all such covenants,

•

limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $760 million plus 90% of the Company’s future net equity proceeds;

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

2011 Financing Activity

On March 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $125.0 million, secured by Clarendon Center. The loan matures April 5, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,000, based upon a 25-year principal amortization, and requires a final principal payment of approximately $70.5 million at maturity. Proceeds from the loan were used to repay $104.2 million outstanding on the Clarendon Center construction loan.

On September 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $38.0 million, secured by Severna Park MarketPlace. The loan matures October 1, 2026, bears interest at a fixed rate of 4.30%, requires equal monthly principal and interest payments of $207,000, based upon a 25-year principal amortization, and requires a final principal payment of approximately $20.3 million at maturity. Proceeds from the loan were used to purchase Severna Park MarketPlace.

Also on September 23, 2011, the Company closed on two six-month bridge financing loans in the total amount of $60.0 million, secured by Kentlands Square II and Cranberry Square. Proceeds from the loans were used to purchase Kentlands Square II and Cranberry Square.

On October 5, 2011, the Company closed on a new 15-year non-recourse mortgage loan in the amount of $43.0 million, secured by Kentlands Square II. The loan matures November 5, 2026, bears an interest at a fixed rate of 4.53%, requires equal monthly principal and interest payments of $240,000, based upon a 25-year principal amortization, and requires a final principal payment of approximately $23.1 million at maturity. Proceeds from the loan were used to repay the $40.0 million bridge financing used to acquire Kentlands Square II.

On November 6, 2011, the Company closed on a new 15-year non-recourse mortgage loan in the amount of $20.0 million, secured by Cranberry Square. The loan matures December 1, 2026, bears interest at a fixed rate of 4.70%, requires equal monthly principal and interest payments of $113,000, based upon a 25-year principal amortization, and requires a final principal payment of approximately $10.9 million at maturity. Proceeds from the loan were used to repay the $20.0 million bridge financing used to acquire Cranberry Square.

2010 Financing Activity

On June 29, 2010, the Company closed on a new 10-year mortgage loan in the amount of $45.6 million, secured by Thruway. The loan matures July 1, 2020, and bears interest at a variable rate equal to the sum of one-month LIBOR and 260 basis points. In conjunction with the financing, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with the above $45.6 million of variable-rate mortgage debt. The swap agreement was effective June 29, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The Company has designated this agreement as a cash flow hedge for accounting purposes. The Company recognizes interest expense on the combined variable-rate debt and the interest-rate swap at the effective fixed rate of 5.83%. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of approximately $289,000, based upon an assumed interest rate of 5.83% and a 25-year principal amortization, and requires a final principal payment of approximately $34,753,000 at maturity.

Prior to the refinancing, Thruway was one of nine properties securing debt included in a collateralized mortgage-backed security (CMBS) with an outstanding balance of $108.3 million, an interest rate of 7.67% and due to mature October 2012. In order to release Thruway, the Company defeased $30.2 million of the outstanding balance at a cost of approximately $4.4 million, using proceeds from the new mortgage financing.

On August 24, 2010, the Company entered into an amendment to its Northrock construction loan to provide an option to extend the loan for two years. The extension is available at the Company’s option subject to notice to the bank, and to a principal repayment in an amount required to cause property operating income to meet certain debt service coverage levels.

On December 9, 2010, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $17.0 million secured by Ravenwood. The loan matures January 2026, requires monthly interest and principal payments of approximately $111,000 based upon a fixed interest rate of 6.18% and a 25-year principal amortization and requires a final principal payment of approximately $10.1 million at maturity.

Prior to the refinancing, Ravenwood was one of eight remaining properties securing debt included in a CMBS with an outstanding balance of $76.3 million, an interest rate of 7.67% and due to mature October 2012. In order to release Ravenwood, the Company defeased $7.8 million of the outstanding balance at a cost of approximately $900,000, using proceeds from the new mortgage financing.

On December 17, 2010, the Company purchased Metro Pike Center, a 67,000 square foot retail property located in Rockville, Maryland. In conjunction with the acquisition, the Company assumed a mortgage loan with a principal balance of $16.2 million. The loan matures June 30, 2013, bears interest at a variable rate equal to the sum of one-month LIBOR and 245 basis points. In conjunction with the loan assumption, the Company assumed a corresponding interest rate swap agreement with a $16.2 million notional amount to manage the interest rate risk associated with the variable-rate mortgage debt. The swap agreement was effective at closing, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. On a combined basis, the loan and the interest-rate swap require interest-only payments of approximately $63,000 until August 1, 2011, followed by equal monthly principal and interest payments of approximately $86,000 based upon a 25-year amortization schedule and a final payment of $15.6 million at loan maturity.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

In 2011, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $50.3 million, a 0.5% decrease from 2010 FFO available to common shareholders of $50.6 million. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Net income	$30,294	$43,185	$43,230	$47,666	$45,521
Subtract:
Gain on property sale	—	(3,591)	—	—	—
Gain on casualty settlement	(245)	(2,475)	(329)	(1,301)	(139)
Add:
Real estate depreciation - discontinued operations	—	103	114	114	3
Real estate depreciation and amortization	35,400	28,474	28,150	29,555	26,458

FFO	65,449	65,696	71,165	76,034	71,843
Subtract:
Preferred dividends	(15,140)	(15,140)	(15,140)	(13,453)	(8,000)

FFO available to common shareholders	$50,309	$50,556	$56,025	$62,581	$63,843

Average shares and units used to compute FFO per share	24,740	23,793	23,359	23,793	23,185

[1]

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items, impairment charges on depreciable real estate assets and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as a indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to take advantage of redevelopment, renovation and expansion opportunities within the portfolio, as demonstrated by its recent activities at Smallwood Village Center and Seven Corners. The following describes the acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2011, 2010 and 2009.

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company has an approved site plan to develop a grocery-anchored neighborhood shopping center totaling approximately 160,000 square feet. Capital One Bank operates a branch on the site and the Company previously executed a lease with CVS. The Company is in the process of completing the site work for two pads. CVS will construct a 13,000 square foot pharmacy building and the Company will construct a 6,500 square foot building which it expects to lease to a restaurant. Both facilities are projected to be completed in the fourth quarter of 2012, at a cost to the Company of approximately $3.0 million. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Smallwood Village Center

On January 27, 2006, the Company acquired the 198,000 square foot Smallwood Village Center, located on 25 acres within the St. Charles planned community of Waldorf, Maryland. The center was acquired for a purchase price of $17.5 million subject to the assumption of an $11.3 million mortgage loan, and was 68.0% leased at December 31, 2011. The Company completed construction during mid-2009 of capital improvements to improve access to the center, reconfigure portions of the center and upgrade the center’s façade and common areas. The cost of the redevelopment was approximately $6.9 million and the redeveloped center totals approximately 173,000 square feet.

Clarendon Center

In late 2010, the Company substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million upon the completion of final office tenant improvements.

The south block consists of 11 floors of residential area (244 units) alongside eight floors of office space (76,000 square feet), both atop ground floor retail space (29,000 square feet) leased to Trader Joe’s, Circa Café and Burke & Herbert Bank. The first office tenant began occupancy in December 2010 and the first retail occupancy occurred in January 2011. Currently, all of the retail tenants are operating. The north block consists of five floors of office space (95,000 square feet) atop ground floor retail (13,000 square feet). The building shell certificate of occupancy was received in early February 2011 and Airline Reporting Corporation (68,000 square feet) took occupancy in late March 2011. As of December 31, 2011, 196,000 square feet (92.4%) of the combined project retail and office space was leased.

On December 26, 2010, tenants began occupancy of the apartments. By April 28, 2011, the apartments were 98.8% leased and, as of December 31, 2011, 243 of the 244 apartments were leased and occupied.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $26.5 million. As of December 31, 2011, 45,000 square feet of retail space and 13,000 square feet of office space, or approximately 57.0% of the total space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 77.8% of the project was leased at December 31, 2011, including a 52,700 square foot Harris Teeter supermarket store, 18,822 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million.

Seven Corners

During 2010, the Company expanded the Seven Corners shopping center by approximately 6,000 square feet. Red Robin Gourmet Burgers opened in November 2010 in a newly-constructed, free-standing building. The Company also completed construction of parking lot, landscaping and site lighting improvements to enhance the common areas.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.6 million, including acquisition costs, approximately 20,000 square feet of retail space located on the east side of Rockville Pike (Route 355), near the White Flint Metro Station in Montgomery County, Maryland. The property, which was fully leased to two tenants at December 31, 2011, is zoned for up to 297,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

Metro Pike Center

On December 17, 2010, the Company purchased for $34.3 million, including acquisition costs, approximately 67,000 square feet of retail space located on the west side of Rockville Pike (Route 355) near the White Flint Metro Station in Montgomery County, Maryland. The property was acquired subject to the assumption of a $16.2 million mortgage loan and a corresponding interest rate swap with a fair value of $0.5 million. The property, which was 76.4% leased at December 31, 2011 to multiple tenants, is zoned for up to 807,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

4469 Connecticut Ave

On February 17, 2011, the Company purchased for $1.7 million, including acquisition costs, approximately 3,000 square feet of retail space located adjacent to the Company’s Van Ness Square in Washington DC. The property is unoccupied as of December 31, 2011.

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

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed- Use	Shopping Centers	Mixed- Use	Shopping Centers	Mixed- Use
2011	51	7	7,930,000	1,610,400	90.8%	85.8%
2010	48	6	7,293,000	1,608,000	92.0%	81.5%
2009	47	5	7,218,000	1,206,000	91.7%	90.6%

The 2011 shopping center percentages leased included three centers acquired September 23, 2011, Kentlands Square II (100% leased), Severna Park MarketPlace (100% leased) and Cranberry Square (91% leased). The 2011 and 2010 mixed-use percentages include Clarendon Center commercial area, which was 92.4% and 58.6% leased at December 31, 2011 and 2010, respectively. The Clarendon Center residential component was 100% and 43.9% leased at December 31, 2011 and 2010, respectively. On a same property basis, shopping center leasing percentages decreased to 90.2% from 92.0% and mixed-use leasing percentages decreased to 84.9% from 85.5%. Overall portfolio leasing percentage, on a comparative same center basis, ended the year at 89.4%, a decrease from 91.1% at year end 2010. The 2011 commercial leasing percentages were adversely impacted by a net decrease of approximately 140,000 square feet of leased space, of which approximately 98,000 square feet was caused by the Syms, SuperFresh and Borders Books bankruptcies and the balance resulting from the early lease termination of a local grocer. As of March 1, 2012, a total of 61,000 square feet of these four vacant spaces had been leased.

The 2010 shopping center percentage leased included recently constructed but not yet fully leased Northrock and Westview Village, which were 72.3% and 36.1% leased as of December 31, 2010, respectively. On a same property basis, shopping center leasing percentages increased to 93.1% from 93.0%. The 2010 mixed-use percentage leased included Clarendon Center, whose construction was substantially completed at year end 2010 and whose residential component was 43.9% leased and office and retail component was 58.6% leased as of December 31, 2010. Including Clarendon Center, overall mixed-use property leasing percentages decreased to 81.5% from 90.6%. On a comparative same property basis, overall property leasing ended the year at 92.0%, a decrease from 92.7% at year end 2009, a space leased reduction of approximately 55,000 square feet. Shopping center same property leasing was 93.1% and 93.0%, and mixed-use same property leasing was 85.5% and 90.5%, as of December 31, 2010 and 2009, respectively.

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. In conjunction with the purchase of Metro Pike Center, and the assumption of the related variable-rate mortgage loan, the Company assumed an interest-rate swap agreement with a $16.7 million notional amount to manage the interest rate risk associated with the loan. The swap agreement was effective as of the closing date, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. The aggregate fair value of these swaps at December 31, 2011 was approximately $5.3 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2011, the Company had variable rate indebtedness totaling $23.1 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2011 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $231,000, based on those balances. As of December 31, 2011, the Company had fixed-rate indebtedness totaling $808.8 million with a weighted average interest rate of 6.04%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2011 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $45.2 million.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a	)	Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP.
F-3	(b	)	Consolidated Balance Sheets - December 31, 2011 and 2010.
F-4	(c	)	Consolidated Statements of Operations - Years ended December 31, 2011, 2010, and 2009.
F-5	(d	)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2011, 2010, and 2009.
F-6	(e	)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2011, 2010, and 2009.
F-7	(f	)	Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010, and 2009.
F-8	(g	)	Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2011 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

Scope of the Assessments.

The assessment by the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning the effectiveness of disclosure controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 4, 2012.

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

Item 14. Principal Accountant Fees and Services

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2011 and 2010 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

(a)	Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

(b)	Consolidated Balance Sheets - December 31, 2011 and 2010

(c)	Consolidated Statements of Operations - Years ended December 31, 2011, 2010, and 2009

(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2011, 2010, and 2009

(e)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2011, 2010, and 2009

(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010, and 2009

(g)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule and Supplementary Data

(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

(b)	Schedule of the Company:

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

(c)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

10. (a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10 (a) of the September 30, 2011 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference.

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as Exhibit 10.(c) of the 2009 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Revolving Credit Agreement, dated as of December 19, 2007, by and among Saul Holdings Limited Partnership as Borrower; U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger; Wells Fargo Bank National Association, as Syndication Agent; and U.S. Bank National Association, Wells Fargo Bank National Association, Compass Bank, and Sovereign Bank, as Lenders, as filed as Exhibit 10.(b) to the Company’s Current Report on Form 8-K, dated August 11, 2010, is hereby incorporated by reference. Modification to Revolving Credit Agreement, dated April 30, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Second Modification to Revolving Credit Agreement, dated July 9, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Third Modification to Revolving Credit Agreement, dated July 28, 2009, as filed as Exhibit 10.(l) of the June 30, 2009 Quarterly Report of the Company, is hereby incorporated by reference. Fourth Modification to Revolving Credit Agreement dated August 30, 2010, as filed as Exhibit 10.(j) of the September 30, 2010 Quarterly Report of the Company, is hereby incorporated by reference.

(k)	Guaranty, dated as of December 19, 2007, by and between Saul Centers, Inc., as Guarantor, and U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.(o) of the December 31, 2007 Annual Report of the Company on Form 10-K, is hereby incorporated by reference.

(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Promissory Note, dated as of March 23, 2011, by Clarendon Center LLC to The Prudential Life Insurance Company of America as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(p)	Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(q)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10.(c) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

(r)	Purchase Agreement, dated as of August 9, 2011, by and among the Company, Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust and filed as Exhibit 10.(r) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(s)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Cranberry Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(a) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(t)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Kentlands Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(b) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(u)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Severna Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(c) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

21.	Subsidiaries of Saul Centers, Inc. is filed herewith.

23.	Consent of Ernst & Young LLP, Independent Public Accountants is filed herewith.

24.	Power of Attorney (included on signature page).

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements, tagged as blocks of text as filed herewith. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: March 12, 2012	/s/ B. FRANCIS SAUL II
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

Date: March 12, 2012	/s/ B. FRANCIS SAUL III
B. Francis Saul III, President and Director

Date: March 12, 2012	/s/ PHILIP D. CARACI
Philip D. Caraci, Vice Chairman

Date: March 12, 2012	/s/ SCOTT V. SCHNEIDER
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date: March 12, 2012	/s/ JOEL A. FRIEDMAN
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date: March 12, 2012	/s/ JOHN E. CHAPOTON
John E. Chapoton, Director

Date: March 12, 2012	/s/ G. PATRICK CLANCY, JR.
G. Patrick Clancy, Jr., Director

Date: March 12, 2012	/s/ GILBERT M. GROSVENOR
Gilbert M. Grosvenor, Director

Date: March 12, 2012	/s/ PHILIP C. JACKSON JR.
Philip C. Jackson Jr., Director

Date: March 12, 2012	/s/ GENERAL PAUL X. KELLEY
General Paul X. Kelley, Director

Date: March 12, 2012	/s/ CHARLES R. LONGSWORTH
Charles R. Longsworth, Director

Date: March 12, 2012	/s/ PATRICK F. NOONAN
Patrick F. Noonan, Director

Date: March 12, 2012	/s/ H. GREGORY PLATTS
H. Gregory Platts, Director

Date: March 12, 2012	/s/ MARK SULLIVAN III
Mark Sullivan III, Director

Date: March 12, 2012	/s/ JAMES W. SYMINGTON
James W. Symington, Director

Date: March 12, 2012	/s/ JOHN R. WHITMORE
John R. Whitmore, Director

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 12, 2012

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Saul Centers, Inc. and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 12, 2012

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2011	2010
Assets
Real estate investments
Land	$324,183	$275,044
Buildings and equipment	1,092,533	870,143
Construction in progress	1,129	78,849

	1,417,845	1,224,036
Accumulated depreciation	(326,397)	(296,786)

	1,091,448	927,250
Cash and cash equivalents	12,323	12,968
Accounts receivable and accrued income, net	39,094	36,417
Deferred leasing costs, net	25,876	17,835
Prepaid expenses, net	3,868	3,024
Deferred debt costs, net	7,090	7,192
Other assets	12,870	9,202

Total assets	$1,192,569	$1,013,888

Liabilities
Mortgage notes payable	$823,871	$601,147
Revolving credit facility payable	8,000	—
Construction loans payable	—	110,242
Dividends and distributions payable	13,219	12,415
Accounts payable, accrued expenses and other liabilities	22,992	23,544
Deferred income	31,281	26,727

Total liabilities	899,363	774,075

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,291,845 and 18,557,059 shares issued and outstanding, respectively	193	186
Additional paid-in capital	217,829	189,787
Accumulated deficit	(144,659)	(128,926)
Accumulated other comprehensive loss	(2,863)	(419)

Total Saul Centers, Inc. stockholders’ equity	249,828	239,956
Noncontrolling interest	43,378	(143)

Total stockholders’ equity	293,206	239,813

Total liabilities and stockholders’ equity	$1,192,569	$1,013,888

The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009
Revenue
Base rent	$138,905	$126,518	$125,727
Expense recoveries	28,414	29,534	29,442
Percentage rent	1,510	1,458	1,326
Other	5,531	6,036	4,473

Total revenue	174,360	163,546	160,968

Operating expenses
Property operating expenses	24,946	23,198	21,301
Provision for credit losses	1,883	1,337	919
Real estate taxes	18,485	17,793	17,754
Interest expense and amortization of deferred debt costs	45,475	34,958	34,689
Depreciation and amortization of deferred leasing costs	35,400	28,474	28,150
General and administrative	14,256	13,968	12,956

Total operating expenses	140,445	119,728	115,769

Operating Income	33,915	43,818	45,199
Acquisition related costs	(2,534)	(1,179)	—
Decrease in fair value of derivatives	(1,332)	—	—
Gain on casualty settlement	245	2,475	329
Loss on early extinguishment of debt	—	(5,405)	(2,210)

Income from continuing operations	30,294	39,709	43,318

Discontinued Operations
Loss from operations of property sold	—	(115)	(88)
Gain on sale of property	—	3,591	—

Income from discontinued operations	—	3,476	(88)

Net Income	30,294	43,185	43,230
Noncontrolling interest
Income attributable to noncontrolling interests	(3,561)	(6,422)	(6,517)

Net income attributable to Saul Centers, Inc.	26,733	36,763	36,713
Preferred dividends	(15,140)	(15,140)	(15,140)

Net income available to common stockholders	$11,593	$21,623	$21,573

Per share net income available to common stockholders
Basic and diluted:
Continuing operations	$0.61	$0.99	$1.20
Discontinued operations	0.00	0.19	0.00

	$0.61	$1.18	$1.20

Dividends declared per common share outstanding	$1.44	$1.44	$1.50

The Notes to Financial Statements are an integral part of these statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net income	$30,294	$43,185	$43,230
Other comprehensive income
Change in unrealized loss on cash flow hedge	(3,195)	(543)	—

Total comprehensive income	27,099	42,642	43,230
Comprehensive income attributable to noncontrolling interests	2,811	6,298	6,517

Total comprehensive income attributable to Saul Centers, Inc.	24,288	36,344	36,713
Preferred dividends	(15,140)	(15,140)	(15,140)

Total comprehensive income available to common stockholders	$9,148	$21,204	$21,573

The Notes to Financial Statements are an integral part of these statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2008	$179,328	$179	$164,278	$(118,865)	$—	$224,920	$2,967	$227,887
Issuance of 149,202 shares of common stock:
136,447 shares pursuant to dividend reinvestment plan	—	1	4,136	—	—	4,137	—	4,137
12,755 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	949	—	—	949	—	949
Net income	—	—	—	36,713		36,713	6,517	43,230
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(20,390)	—	(20,390)	(6,175)	(26,565)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,485)	—	(6,485)	(1,950)	(8,435)

Balance, December 31, 2009	179,328	180	169,363	(124,167)	—	224,704	1,359	226,063
Issuance of 544,643 shares of common stock:
426,847 shares pursuant to dividend reinvestment plan	—	4	16,696	—	—	16,700	—	16,700
117,796 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	2	3,728	—	—	3,730	—	3,730
Net income	—	—	—	36,763	—	36,763	6,422	43,185
Unrealized loss on cash flow hedge	—	—	—	—	(419)	(419)	(124)	(543)
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(19,701)	—	(19,701)	(5,850)	(25,551)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,681)	—	(6,681)	(1,950)	(8,631)

Balance, December 31, 2010	179,328	186	189,787	(128,926)	(419)	239,956	(143)	239,813
Issuance of 734,786 shares of common stock:
186,968 restricted shares	—	2	6,159	—	—	6,161	—	6,161
498,248 shares pursuant to dividend reinvestment plan	—	3	19,751	—	—	19,754	—	19,754
49,570 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	2	2,132	—	—	2,134	—	2,134
Issuance of 1,497,814 partnership units	—	—	—	—	—	—	49,589	49,589
Net income	—	—	—	26,733	—	26,733	3,561	30,294
Unrealized loss on cash flow hedge	—	—	—	—	(2,444)	(2,444)	(751)	(3,195)
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(20,381)	—	(20,381)	(6,389)	(26,770)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,945)	—	(6,945)	(2,489)	(9,434)

Balance, December 31, 2011	$179,328	$193	$217,829	$(144,659)	$(2,863)	$249,828	$43,378	$293,206

The Notes to Financial Statements are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$30,294	$43,185	$43,230
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on casualty settlement, continuing operations	(245)	(2,475)	(329)
Gain on sale of property, discontinued operations	—	(3,591)	—
Decrease in fair value of derivatives	1,332	—	—
Depreciation and amortization of deferred leasing costs	35,400	28,576	28,264
Amortization of deferred debt costs	1,547	1,467	1,323
Non cash compensation costs of stock grants and options	948	951	901
Provision for credit losses	1,883	1,337	919
(Increase) decrease in accounts receivable and accrued income	(5,291)	703	(820)
Increase in deferred leasing costs	(6,257)	(4,902)	(3,061)
(Increase) decrease in prepaid expenses	(844)	72	(115)
Decrease in other assets	(3,668)	(2,894)	(3,411)
Increase in accounts payable, accrued expenses and other liabilities	1,478	1,069	1,278
Increase (decrease) in deferred income	(908)	(611)	165

Net cash provided by operating activities	55,669	62,887	68,344

Cash flows from investing activities:
Acquisitions of real estate investments, net (1)	(170,100)	(32,747)	—
Additions to real estate investments	(11,624)	(6,573)	(7,256)
Additions to development and redevelopment projects	(20,780)	(68,867)	(73,464)
Proceeds from casualty settlement	1,004	1,816	251
Proceeds from sale of property	—	8,132	—

Net cash used in investing activities	(201,500)	(98,239)	(80,469)

Cash flows from financing activities:
Proceeds from mortgage notes payable	286,000	62,600	119,882
Repayments on mortgage notes payable	(82,685)	(53,691)	(92,078)
Proceeds from construction loans payable	13,410	49,505	41,507
Repayments on construction loans payable	(104,243)	—	—
Proceeds from revolving credit facility	16,000	—	30,000
Repayments on revolving credit facility	(8,000)	—	(30,000)
Additions to deferred debt costs	(1,445)	(1,054)	(2,985)
Proceeds from the issuance of:
Common stock	27,101	19,479	4,185
Partnership units	49,589	—	—
Distributions to:
Series A preferred stockholders	(8,000)	(8,000)	(8,000)
Series B preferred stockholders	(7,140)	(7,140)	(7,140)
Common stockholders	(27,062)	(26,186)	(27,358)
Noncontrolling interest	(8,339)	(7,800)	(8,287)

Net cash provided by financing activities	145,186	27,713	19,726

Net increase (decrease) in cash and cash equivalents	(645)	(7,639)	7,601
Cash and cash equivalents, beginning of year	12,968	20,607	13,006

Cash and cash equivalents, end of year	$12,323	$12,968	$20,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,948	$40,678	$40,973

Supplemental discussion of non-cash investing and financing activities:

(1)	The 2010 real estate acquisition costs of $32,747 are presented exclusive of a mortgage loan assumed of $16,169 with a $546 swap fair value

The Notes to Financial Statements are an integral part of these statements

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

Formation and Structure of Company

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B. F. Saul Real Estate Investment Trust, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, “The Saul Organization”). On August 26, 1993, members of The Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), shopping center and mixed-used properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired and/or developed by the Company since January 1, 2009.

Name of Property	Location	Type	Date of Acquisition/ Development
Acquisitions
11503 Rockville Pike	Rockville, MD	Shopping Center	2010
Metro Pike Center	Rockville, MD	Shopping Center	2010
4469 Connecticut Ave	Washington, DC	Mixed-Use	2011
Kentlands Square II	Gaithersburg, MD	Shopping Centers	2011
Severna Park MarketPlace	Severna Park, MD	Shopping Center	2011
Cranberry Square	Westminster, MD	Shopping Center	2011
Developments
Northrock	Warrenton, VA	Shopping Center	2009
Westview Village	Frederick, MD	Shopping Center	2009
Clarendon Center North	Arlington, VA	Mixed-Use	2010/2011
Clarendon Center South	Arlington, VA	Mixed-Use	2010/2011

As of December 31, 2011, the Company’s properties (the “Current Portfolio Properties”) consisted of 51 shopping center properties (the “Shopping Centers”), seven mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties.

The Company established Saul QRS, Inc., a wholly-owned subsidiary of Saul Centers, to facilitate the placement of collateralized mortgage debt. Saul QRS, Inc. was created to succeed to the interest of Saul Centers as the sole general partner of Saul Subsidiary I Limited Partnership. The remaining limited partnership interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by the Operating Partnership as the sole limited partner. Through this structure, the Company owns 100% of the Current Portfolio Properties.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2011, thirty-four of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three retail tenants, Giant Food (4.3%), a tenant at ten Shopping Centers, Safeway (3.0%), a tenant at eight Shopping Centers and Capital One Bank (2.6%), a tenant at twenty properties, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2011.

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships, based on the fair value of each component. The fair value of buildings is determined as if they were vacant upon acquisition and then subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and accreted as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

term. To the extent customer relationship intangibles are present in an acquisition, the fair values of the intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. Acquisition-related transaction costs are expensed as incurred.

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair market value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2011, 2010, or 2009.

Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $1.9 million, $7.2 million and $6.0 million, for 2011, 2010, and 2009, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2011, 2010, and 2009 was $30.6 million, $24.8 million and $23.9 million, respectively. Repairs and maintenance expense totaled $10.9 million, $12.0 million and $10.1 million for 2011, 2010, and 2009, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $25.9 million and $17.8 million, net of accumulated amortization of approximately $14.7 million and $15.0 million, as of December 31, 2011 and 2010, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled approximately $4.8 million, $3.7 million and $4.4 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Construction in Progress

Construction in progress includes preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress balances as of December 31, 2011 and 2010 are as follows:

	December 31,
(In thousands)	2011	2010
Clarendon Center	$—	$78,103
Other	1,129	746

Total	$1,129	$78,849

As of December 31, 2010, construction in progress included 100% of the costs incurred to the date related to the commercial space at Clarendon Center. During 2011, the commercial space at Clarendon Center was placed into operation and associated costs were transferred to land and buildings and equipment. During 2010, the apartments at Clarendon Center and the remaining leasable area at Northrock and Westview Village were placed into operation and associated costs were reclassified to land and buildings and equipment.

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $671,000 and $898,000, at December 31, 2011 and 2010, respectively.

	Year ended December 31,
(In thousands)	2011	2010	2009
Beginning Balance	$898	$1,265	$914
Provision for Credit Losses	1,883	1,337	919
Charge-offs	(2,110)	(1,704)	(568)

Ending Balance	$671	$898	$1,265

In addition to rents due currently, accounts receivable also includes $31.0 million and $27.2 million, at December 31, 2011 and 2010, respectively, net of allowance for doubtful accounts totaling $63,000 and $576,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2011 are held in non-interest bearing accounts at various banks.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7.1 million and $7.2 million, net of accumulated amortization of $6.9 million and $5.4 million at December 31, 2011 and 2010, respectively.

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

Discontinued Operations

During 2010, the Company sold its Lexington property for $8.1 million and recognized a gain of $3.6 million. The results of operations for the Lexington property for the years ended December 31, 2010 and 2009 are shown in the statements of operations as “Loss from operations of property sold.” The Company has no other discontinued operations.

Revenue Recognition

Rental and interest income are accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period in which the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

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

As of December 31, 2011, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2011, 2010, and 2009. The tax basis of the Company’s real estate investments was approximately $1.1 billion and $798.9 million, as of December 31, 2011 and 2010, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2006.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and terminates in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2011, 232,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2011, 2010, and 2009. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $109,000, $101,000, and $85,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 73.6% common interest as of December 31, 2011. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by The Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2011, 2010, and 2009 certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	December 31,
(Shares in thousands)	2011	2010	2009

Weighted average common shares outstanding - Basic	18,888	18,267	17,904
Effect of dilutive options	60	110	39

Weighted average common shares outstanding - Diluted	18,948	18,377	17,943

Average share price	$39.39	$40.87	$30.63

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. Upon determination that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements.

Reclassifications

Certain reclassifications have been made to prior year and prior quarter information to conform to the presentation used for the three-months and year ended December 31, 2011.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standard Update “ASU” 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29), which clarifies that if comparative financial statements are presented, the pro forma disclosures for both periods presented (the year in which the acquisition occurred and the prior year) should be reported as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period only and not as if it had occurred at the beginning of the current annual reporting period. ASU 2010-29 also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination. The Company adopted the guidance in ASU 2010-29 during the current year. The adoption did not have a material effect on the presentation of the current year acquisitions in the financial statements.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

The revenue and expenses of Kentlands Square II, Severna Park MarketPlace and Cranberry Square have been included in the Statement of Operations for the period subsequent to acquisition. Revenue and earnings (defined as revenue less the sum of operating expenses, provision for credit losses and real estate taxes, all arising from the operation of a property) totaled $3.5 million and $2.9 million, respectively, from acquisition through December 31, 2011 and $11.8 million and $9.0 million, respectively, for the year ended December 31, 2011. The proforma results for the year ended December 31, 2011 and 2010 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transaction taken place on January 1, 2010, or of future results of operations. The following table shows proforma revenue and earnings of the Company assuming the acquisitions occurred as of January 1, 2010.

(In thousands)	Year ended December 31,
	2011	2010
Revenue	$182,817	$175,271
Earnings	135,441	129,499

Allocation of Purchase Price of Real Estate Acquired

The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their fair values. See Note 2. Summary of Significant Accounting Policies-Real Estate Investment Properties.

During 2011, the Company purchased four properties at an aggregate cost of $170.1 million, and incurred acquisition costs of $2.5 million. Of the total purchase price, $5.5 million was allocated to below market leases which is included in deferred income and is being accreted to income over the lives of the underlying leases, or approximately 10.9 years, and $28,000 was allocated to above market leases, which is included as a deferred asset in accounts receivable and is being amortized against income over the lives of the underlying leases, which is approximately 4.1 years.

The allocation of the purchase prices for Severna Park MarketPlace, Kentlands Square II, and Cranberry Square to the acquired assets and liabilities based on their fair values was as follows:

(In thousands)
	Kentlands Square II	Severna Park MarketPlace	Cranberry Square	Three Property Total
Land	$20,500	$12,700	$6,700	$39,900
Buildings	51,973	50,554	24,878	127,405
In-Place Leases	2,697	2,433	1,499	6,629
Above Market Rents	6	4	18	28
Below Market Rents	(676)	(4,691)	(95)	(5,462)

Total Purchase Price	$74,500	$61,000	$33,000	$168,500

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

During 2010, the Company purchased two properties at an aggregate cost of $48.7 million, including an assumed mortgage loan with an unpaid principal balance of $16.2 million and a corresponding interest rate swap with a value of $0.5 million, and incurred acquisition costs of $1.2 million. Of the total purchase price, $248,000 was allocated to below market leases which is included in deferred income and is being accreted to income over the lives of the underlying leases and $100,000 was allocated to above market leases, which is included as a deferred asset in accounts receivable and is being amortized against income over the lives of the underlying leases.

The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2011 and 2010 was $21.4 million and $14.8 million, respectively, and accumulated amortization was $12.7 million and $11.5 million, respectively. Amortization expense totaled $1.3 million, $747,000, and $1.2 million, for the years ended December 31, 2011, 2010, and 2009, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2011 and 2010 was $24.1 million and $18.7 million, respectively, and accumulated amortization was $6.7 million and $5.6 million, respectively. Accretion income totaled $1.2 million, $1.1 million, and $1.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2011 and 2010 was $1.0 million and $1.0 million, respectively, and accumulated amortization was $870,000 and $808,000, respectively. Amortization expense totaled $62,000, $62,000, and $76,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2012	$(2,021)	$(60)	$1,529
2013	(1,759)	(45)	1,387
2014	(981)	(21)	1,195
2015	(765)	(1)	1,158
2016	(614)	(1)	1,093
Thereafter	(2,567)	(4)	11,010

Total	$(8,707)	$(132)	$17,372

4. NONCONTROLLING INTEREST - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization holds a 26.4% limited partnership interest in the Operating Partnership represented by 6,914,000 limited partnership units, as of December 31, 2011. Approximately 5,416,000 of the units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2011, 3,545,000 units were eligible for conversion.

The impact of The Saul Organization’s 26.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2011, 2010, and 2009, were 24,740,000, 23,793,000, and 23,359,000, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

5. MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS

The Company’s outstanding debt totaled $831.9 million at December 31, 2011, of which $808.8 million was fixed rate debt and $23.1 million was variable rate debt. At December 31, 2010, outstanding debt totaled $711.4 million, of which $601.1 million was fixed rate debt and $110.2 million was variable rate debt. At December 31, 2011, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects under which $8.0 million was outstanding. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2011, approximately $141.8 million was available under the line and approximately $177,000 was committed for letters of credit. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of December 31, 2011, operating income from the unencumbered properties determined the interest rate for up to $103.0 million of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $47.0 million of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock bank term loan (approximately $7.6 million of the $15.1 million outstanding at December 31, 2011). The fixed-rate notes payable are all non-recourse debt except for $3.9 million of the Great Falls Center mortgage, 25% of the Metro Pike Center loan (approximately $4.0 million of the $16.0 million outstanding at December 31, 2011), and $27.6 million of the Clarendon Center mortgage which will be eliminated upon the achievement of certain leasing and debt service covenants which are guaranteed by Saul Centers.

On June 29, 2010, the Company closed on a new 10-year mortgage loan in the amount of $45.6 million, secured by Thruway. The loan matures July 1, 2020, bears interest at a variable rate equal to the sum of one-month LIBOR and 260 basis points. In conjunction with the financing, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with the above $45.6 million of variable-rate mortgage debt. The swap agreement was effective June 29, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The Company has designated this agreement as a cash flow hedge for accounting purposes. The Company, therefore, will recognize interest expense on the variable-rate debt at the effective fixed rate of 5.83%. The Company tests the hedge for effectiveness on a quarterly basis. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,081, based upon an assumed interest rate of 5.83% and a 25-year principal amortization, and requires a final principal payment of approximately $34.8 million at maturity.

Prior to the refinancing, Thruway was one of nine properties securing debt included in a collateralized mortgage-backed security (CMBS) with an outstanding balance of $108.3 million, an interest rate of 7.67% and due to mature October 2012. In order to release Thruway, the Company defeased $30.2 million of the outstanding balance at a cost of approximately $4.4 million, using proceeds from the new mortgage financing.

On August 24, 2010, the Company entered into an amendment to its Northrock construction loan to provide an option to extend the loan for two years. The extension is available at the Company’s option subject to notice to the bank, and to a principal repayment in an amount required to cause property operating income to meet certain debt service coverage levels.

On December 9, 2010, the Company closed on a new 15-year, fixed-rate mortgage loan in the amount of $17.0 million secured by Ravenwood. The loan matures January 2026, requires monthly interest and principal payments of $111,409 based upon a fixed interest rate of 6.18% and a 25-year principal amortization and requires a final principal payment of approximately $10.1 million at maturity.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Prior to the refinancing, Ravenwood was one of eight remaining properties securing debt included in a CMBS with an outstanding balance of $76.3 million, an interest rate of 7.67% and due to mature October 2012. In order to release Ravenwood, the Company defeased $7.8 million of the outstanding balance at a cost of approximately $900,000, using proceeds from the new mortgage financing.

On December 17, 2010, the Company purchased Metro Pike Center, a 62,000 square foot retail property located in Rockville, Maryland. In conjunction with the acquisition, the Company assumed a mortgage loan with a principal balance of $16.2 million. The loan matures June 30, 2013, bears interest at a variable rate equal to the sum of one-month LIBOR and 245 basis points. In conjunction with the loan assumption, the Company assumed a corresponding interest rate swap agreement with a $16.2 million notional amount to manage the interest rate risk associated with the variable-rate mortgage debt. The swap agreement was effective at closing, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. Although the swap is an effective hedge of the loan, the Company elected not to designate this agreement as a hedge for accounting purposes. Interest expense on the loan is recognized at its variable interest rate. The swap agreement is carried at its fair value with changes in fair value recognized in Decrease in fair value of derivatives as they occur. On a combined basis, the loan and the interest-rate swap require interest-only payments of $62,925, based upon an assumed interest rate of 4.67% until August 1, 2011, followed by equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15.6 million at loan maturity.

On March 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $125.0 million, secured by Clarendon Center. The loan matures April 5, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,491, based upon a 25-year principal amortization, and requires a final principal payment of approximately $70.5 million at maturity. Proceeds from the loan were used to repay $104.2 million outstanding on the Clarendon Center construction loan.

On September 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $38.0 million, secured by Severna Park MarketPlace. The loan matures October 1, 2026, bears interest at a fixed rate of 4.30%, requires equal monthly principal and interest payments of $206,926, based upon a 25-year principal amortization, and requires a final principal payment of approximately $20.3 million at maturity. Proceeds from the loan were used to purchase Severna Park MarketPlace.

Also on September 23, 2011, the Company closed on two six-month bridge financing loans in the total amount of $60.0 million, secured by Kentlands Square II and Cranberry Square. Proceeds from the loans were used to purchase Kentlands Square II and Cranberry Square.

On October 5, 2011, the Company closed on a new 15-year non-recourse mortgage loan in the amount of $43.0 million, secured by Kentlands Square II. The loan matures November 5, 2026, bears interest at a fixed rate of 4.53%, requires equal monthly principal and interest payments of $239,741, based upon a 25-year principal amortization, and requires a final principal payment of approximately $23.3 million at maturity. Proceeds from the loan were used to repay the $40.0 million bridge financing used to acquire Kentlands Square II.

On November 6, 2011, the Company closed on a new 15-year non-recourse mortgage loan in the amount of $20.0 million, secured by Cranberry Square. The loan matures December 1, 2026, bears interest at a fixed rate of 4.70%, requires equal monthly principal and interest payments of $113,449, based upon a 25-year principal amortization, and requires a final principal payment of approximately $10.9 million at maturity. Proceeds from the loan were used to repay the $20.0 million bridge financing used to acquire Cranberry Square.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2011 and 2010:

Notes Payable	December 31,			Interest	Scheduled
(Dollars in thousands)	2011		2010	Rate *	Maturity *
Fixed rate mortgages:	$64,844	(a)	$68,461	7.67%	Oct-2012
	10,244	(b)	10,457	6.12%	Jan-2013
	24,598	(c)	26,123	7.88%	Jan-2013
	16,032	(d)	16,169	4.67%	Jun-2013
	7,203	(e)	7,456	5.77%	Jul-2013
	14,335	(f)	14,771	5.40%	May-2014
	17,415	(g)	17,983	7.45%	Jun-2015
	35,435	(h)	36,435	6.01%	Feb-2018
	39,757	(i)	41,047	5.88%	Jan-2019
	12,860	(j)	13,277	5.76%	May-2019
	17,755	(k)	18,331	5.62%	Jul-2019
	17,627	(l)	18,180	5.79%	Sep-2019
	15,713	(m)	16,222	5.22%	Jan-2020
	11,670	(n)	11,905	5.60%	May-2020
	10,636	(o)	10,966	5.30%	Jun-2020
	44,333	(p)	45,190	5.83%	Jul-2020
	9,204	(q)	9,458	5.81%	Feb-2021
	6,477	(r)	6,588	6.01%	Aug-2021
	37,377	(s)	38,018	5.62%	Jun-2022
	11,317	(t)	11,494	6.08%	Sep-2022
	12,172	(u)	12,343	6.43%	Apr-2023
	16,858	(v)	17,435	6.28%	Feb-2024
	17,791	(w)	18,090	7.35%	Jun-2024
	15,409	(x)	15,659	7.60%	Jun-2024
	16,494	(y)	16,717	8.11%	Jul-2024
	32,281	(z)	32,812	7.45%	Jul-2024
	32,044	(aa)	32,560	7.30%	Jan-2025
	16,731	(bb)	17,000	6.18%	Jan-2026
	123,372	(cc)	—	5.31%	Apr-2026
	37,858	(dd)	—	4.30%	Oct-2026
	42,923	(ee)	—	4.53%	Nov-2026
	20,000	(ff)	—	4.70%	Dec-2026

Total fixed rate	808,765		601,147	6.04%	9.5 Years

Variable rate loans:
Revolving credit facility	8,000	(gg)	—	LIBOR + 3.775%	Jun-2012
Northrock bank term loan	15,106	(hh)	19,409	LIBOR + 3.00%	May-2013
Clarendon construction loan	—	(ii)	90,833

Total variable rate	23,106		110,242	4.32%	1.1 Years

Total notes payable	$831,871		$711,389	6.00%	9.3 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2010. Totals computed using weighted averages.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(a)	The loan is collateralized by seven shopping centers (Seven Corners, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere and Giant) and requires equal monthly principal and interest payments of $734,000 based upon a 25-year amortization schedule and a final payment of $62.0 million at loan maturity. Principal of $37,973,000 was defeased in conjunction with the Thruway and Ravenwood refinancing’s and $3.6 million was amortized during 2011.
(b)	The loan is collateralized by Smallwood Village Center and requires equal monthly principal and interest payments of $71,000 based upon a 30-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $213,000 was amortized during 2011.
(c)	The loan is collateralized by 601 Pennsylvania Avenue and requires equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $23.0 million at loan maturity. Principal of $1.5 million was amortized during 2011.
(d)	The loan, together with a corresponding interest-rate swap, was assumed with the December 17, 2010 acquisition of Metro Pike Center. On a combined basis, the loan and the swap required interest only payments of $63,000 until August 1, 2011, then equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15.6 million at loan maturity. Principal of $137,000 was amortized during 2011.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6.8 million at loan maturity. Principal of $253,000 was amortized during 2011.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13.3 million is due at loan maturity. Principal of $436,000 was amortized during 2011.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million is due at loan maturity. Principal of $568,000 was amortized during 2011.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.0 million was amortized during 2011.
(i)	The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.3 million was amortized during 2011.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $417,000 was amortized during 2011.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $576,000 was amortized during 2011.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $553,000 was amortized during 2011.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $509,000 was amortized during 2011.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $235,000 was amortized during 2011.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $330,000 was amortized during 2011.
(p)	The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $857,000 was amortized during 2011.
(q)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $254,000 was amortized during 2011.
(r)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million at loan maturity. Principal of $111,000 was amortized during 2011.
(s)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $641,000 was amortized during 2011.
(t)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $177,000 was amortized during 2011.
(u)	The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $171,000 was amortized during 2011.
(v)	The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule. The loan matures February 1, 2024 at which time a final payment of $6.3 million will be due. Principal of $577,000 was amortized during 2011.
(w)	The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $299,000 was amortized during 2011.
(x)	The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $250,000 was amortized during 2011.
(y)	The loan is collateralized by Van Ness Square and requires equal monthly principal and interest payments of $132,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $223,000 was amortized during 2011.
(z)	The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $531,000 was amortized during 2011.
(aa)	The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $516,000 was amortized during 2011.
(bb)	The loan, closed on December 9, 2010, is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $269,000 was amortized during 2011.
(cc)	The loan in the original amount of $125,000,000, closed on March 23, 2011, is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $1.6 million was amortized during 2011.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(dd)	The loan in the original amount of $38.0 million, closed on September 23, 2011, is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $142,000 was amortized during 2011.
(ee)	The loan in the original amount of $43.0 million, closed on October 5, 2011, is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $77,000 was amortized during 2011.
(ff)	The loan in the original amount of $20.0 million, closed on November 5, 2011, is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity.
(gg)	The loan is an unsecured revolving credit facility totaling $150.0 million. Interest expense is calculated based upon the 1 month LIBOR rate plus a spread of 3.775%. The line may be extended one year with payment of a fee of 0.25% at the Company’s option. Monthly payments, if applicable, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.
(hh)	The loan was a secured construction loan facility totaling $21.8 million to fund the development of Northrock shopping center. Interest charges are calculated based upon the 1-month LIBOR rate plus a spread of 3.00%. On May 1, 2011,the loan balance was curtailed $4,209,000, and the maturity date extended two years. The extended loan requires monthly principal payments of $13,409. The interest rate was unchanged. Principal of $94,000 was amortized during 2011.
(ii)	The loan was a secured construction loan facility totaling $157.5 million to fund the development of Clarendon Center. The loan was paid in full during 2011.

The carrying value of the properties collateralizing the mortgage notes payable totaled $997.5 million and $831.6 million, as of December 31, 2011 and 2010, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliances of December 31, 2011.

•

limit the amount of debt so as to maintain a gross asset value, as defined in the loan agreement, in excess of liabilities of at least $760 million plus 90% of the Company’s future net equity proceeds;

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Mortgage notes payable at December 31, 2011 and 2010, totaling $99.4 million and $104.6 million, respectively, are guaranteed by members of The Saul Organization. As of December 31, 2011, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2012	$69,960	(a)	$21,756	$91,716
2013	70,131		17,781	87,912
2014	13,218		17,988	31,206
2015	15,077		18,420	33,497
2016	—		19,166	19,166
Thereafter	423,529		144,845	568,374

	$591,915		$239,956	$831,871

(a)	Includes $8 million outstanding under the line of credit.

Interest Expense and Amortization of Deferred Debt Costs

(Dollars in thousands)	Year ended December 31,
	2011	2010	2009
Interest incurred	$45,824	$40,687	$38,992
Amortization of deferred debt costs	1,547	1,467	1,323
Revolving credit line amendment	—	—	363
Capitalized interest	(1,896)	(7,196)	(5,989)

	$45,475	$34,958	$34,689

The Company incurred and capitalized as construction in progress deferred debt costs related to the Clarendon Center and Northrock construction loans of approximately $46,000 during 2009. No deferred debt costs were capitalized during 2011 and 2010.

6. LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2011, 2010, and 2009, amounted to $138.9 million, $126.5 million, and $125.7 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2012	$139,419
2013	120,522
2014	98,621
2015	80,517
2016	62,904
Thereafter	283,734

$785,717

The majority of the leases also provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2011, 2010, and 2009 amounted to $28.4 million, $29.5 million, and $29.4 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.5 million, $1.5 million, and $1.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

7. LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $173,000, $169,000, and $165,000, for the years ended December 31, 2011, 2010, and 2009, respectively. The future minimum rental commitments under these ground leases are as follows:

	Year ending December 31,
(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Beacon Center	$60	$60	$60	$60	$60	$2,721	$3,021
Olney	56	56	56	56	56	3,929	4,209
Southdale	60	60	60	60	60	3,065	3,365

Total	$176	$176	$176	$176	$176	$9,715	$10,595

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

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The 10-year lease, which commenced in March 2002, provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2011, 2010, and 2009 was $945,000, $893,000, and $835,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009 reflect noncontrolling interest of $3.6 million, $6.4 million, and $6.5 million, respectively, representing The Saul Organization’s share of the net income for the year.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

In September 2011, in connection with the acquisition of three shopping centers, the Company and the Operating Partnership issued to members of The Saul Organization 186,968 shares of the Company’s common stock, par value $0.01 per share (“Shares”) and 1,497,814 units of limited partnership interests in the Operating Partnership (“Units”) with an aggregate value of $55.8 million. The price of the Shares and Units was equal to the average closing prices of the Company’s common stock listed on the New York Stock Exchange for the five trading days ending with the trading day immediately preceding the date of closing of the property acquisition.

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

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $575,000, $444,000, and $426,000, for 2011, 2010, and 2009, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2011, 2010, and 2009, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $231,000, $213,000, and $244,000, for the years ended December 31, 2011, 2010, and 2009, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.9 million and $1.6 million, at December 31, 2011 and 2010, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2011, 2010, and 2009, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $6.1 million, $6.5 million, and $5.8 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2011 and 2010, accounts payable, accrued expenses and other liabilities included $560,000 and $606,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $341,000, $324,000, and $314,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

10. STOCK OPTION PLAN

The Company established a stock option plan in 1993 (the “1993 Plan”) for the purpose of attracting and retaining executive officers and other key personnel. The 1993 Plan provides for grants of options to purchase up to 400,000 shares of common stock. The 1993 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted. On May 23, 2003, the Compensation Committee granted options to purchase a total of 220,000 shares (80,000 shares from incentive stock options and 140,000 shares from nonqualified stock options) to six Company officers (the “2003 Options”). Following the grant of the 2003 Options, no additional shares remained for issuance under the 1993 Plan. The 2003 Options vested 25% per year over four years and have a term of ten years, subject to earlier expiration upon termination of employment. The exercise price of $24.91 per share was the closing market price of the Company’s common stock on the date of the award.

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

Effective April 26, 2004, the Compensation Committee granted options to purchase a total of 152,500 shares (27,500 shares from incentive stock options and 125,000 shares from nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”), which expire on April 25, 2014. The officers’ 2004 Options vested 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $25.78 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $360,000, of which $293,000 and $67,000 were the values assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $67,000 was expensed as of the date of grant. The expense of the officers’ options was recognized as compensation expense monthly during the four years the options vested.

Effective May 6, 2005, the Compensation Committee granted options to purchase a total of 162,500 shares (35,500 shares from incentive stock options and 127,000 shares from nonqualified stock options) to twelve Company officers and to twelve Company directors (the “2005 Options”), which expire on May 5, 2015. The officers’ 2005 Options vested 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $33.22 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2005 Options to be $484,500, of which $413,400 and $71,100 were the values assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $71,100 was expensed as of the date of grant. The expense of the officers’ options was recognized as compensation expense monthly during the four years the options vested.

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

Effective April 27, 2007, the Compensation Committee granted options to purchase a total of 165,000 shares (27,560 shares from incentive stock options and 137,440 shares from nonqualified stock options) to thirteen Company officers and twelve Company Directors (the “2007 options”), which expire on April 26, 2017. The officers’ 2007 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $54.17 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Company determined the total fair value of the 2007 Options to be $1.5 million, of which $1.3 million and $285,300 were the values assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $285,300 was expensed as of the date of grant. The expense for the officers’ options was recognized as compensation expense monthly during the four years the options vested.

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

Effective May 13, 2011, the Compensation Committee granted options to purchase a total of 195,000 shares (65,300 shares from incentive stock options and 129,700 shares from nonqualified stock options) to 15 Company officers and 13 Company Directors (the “2011 options”), which expire on May 12, 2021. The officers’ 2011 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2011 options were immediately exercisable. The exercise price of $41.82 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2011 Options to be $1.6 million, of which $1.3 million and $297,000 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $297,000 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009:

Stock options issued
	Directors
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010	05/13/2011	Subtotals
Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	247,500
Vested	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	247,500
Exercised	8,700	5,000	—	—	—	5,000	—	—	18,700
Forfeited	—	—	2,500	2,500	2,500	—	2,500	2,500	12,500
Exercisable at December 31, 2011	21,300	25,000	27,500	27,500	27,500	27,500	30,000	30,000	216,300
Remaining unexercised	21,300	25,000	27,500	27,500	27,500	27,500	30,000	30,000	216,300

Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82
Volatility	0.183	0.198	0.206	0.225	0.237	0.344	0.369	0.358
Expected life (years)	5.0	10.0	9.0	8.0	7.0	6.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%

Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$1,629,375
Forfeited options	—	—	—	—	—	—	—	—	—
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	—	—	—	821,100
Expensed in 2009	—	—	—	—	—	222,950	—	—	222,950
Expensed in 2010	—	—	—	—	—	—	287,950	—	287,950
Expensed in 2011	—	—	—	—	—	—	—	297,375	297,375
Future expense	—	—	—	—	—	—	—	—	—

	Officers
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	05/13/2011	Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	162,500	772,500	1,020,000
Vested	212,500	115,000	118,750	122,500	—	568,750	816,250
Exercised	199,315	48,525	25,125	—	—	272,965	291,665
Forfeited	7,500	7,500	13,750	12,500	—	41,250	53,750
Exercisable at December 31, 2011	13,185	66,475	93,625	122,500	—	295,785	512,085
Remaining unexercised	13,185	66,475	93,625	122,500	162,500	458,285	674,585

Exercise price	$24.91	$25.78	$33.22	$54.17	$41.82
Volatility	0.175	0.183	0.207	0.233	0.330
Expected life (years)	7.0	7.0	8.0	6.5	8.0
Assumed yield	7.00%	5.75%	6.37%	4.13%	4.81%
Risk-free rate	4.00%	4.05%	4.15%	4.61%	2.75%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$1,277,794	$3,575,017	$5,204,392
Forfeited options	11,325	17,925	35,100	—	—	64,350	64,350
Expensed in previous years	320,875	274,850	347,752	524,529	—	1,468,006	2,289,106
Expensed in 2009	—	—	30,548	314,716	—	345,264	568,214
Expensed in 2010	—	—	—	314,712	—	314,712	602,662
Expensed in 2011	—	—	—	104,891	186,347	291,238	588,613
Future expense	—	—	—	—	1,091,447	1,091,447	1,091,447
Remaining term of future expense		3.4 years

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2011, 2010, and 2009:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	532,881	$39.12	609,253	$36.71	593,628	$37.25
Granted	195,000	41.82	32,500	38.76	32,500	32.68
Exercised	(40,796)	29.03	(108,872)	25.52	(1,875)	25.78
Expired/Forfeited	(12,500)	45.05	—	—	(15,000)	50.68

Outstanding December 31	674,585	40.40	532,881	39.12	609,253	36.71

Exercisable at December 31	512,085	39.96	502,256	38.21	548,003	34.76

The intrinsic value of options exercised in 2011, 2010, and 2009 was $688,000, $2.0 million, and $14,000, respectively. The intrinsic value of options outstanding and exercisable at year end 2011 was $1.3 million. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2011, the final trading day of calendar 2011, the closing price of $35.42 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Options having an exercise price in excess of the December 31, 2011 closing price have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2011 are 4.8 and 5.6 years, respectively.

11. NON-OPERATING ITEMS

Gain on casualty settlement in 2011 and 2010 reflects the excess of insurance proceeds over the carrying value of assets damaged during a severe hail storm at French Market. The insurance proceeds funded substantially all of the restoration of the damaged property. Gain on casualty settlement in 2009 totaling $329,000 is comprised of (a) the excess of insurance proceeds received over carrying value of assets damaged at three shopping center properties during 2009 and 2008 and (b) condemnation proceeds received in connection with the taking of land at one shopping center. The insurance proceeds funded substantially all of the restoration of the damaged property.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, the fair value of the fixed rate notes payable assuming long term interest rates of approximately 4.30% and 5.26%, would be approximately $889.2 million and $642.1 million, as of December 31, 2011 and 2010, respectively, compared to the carrying value of $808.8 million and $601.1 million at December 31, 2011 and 2010, respectively.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)	Year ended December 31,
	2011	2010
Decrease in fair value:
Recognized in earnings	$(1,332)	$—
Recognized in other comprehensive income	(3,195)	(543)

Total	$(4,527)	$(543)

The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. As of December 31, 2011, the fair value of the interest-rate swaps was approximately $5.3 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.

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

The Company paid common stock distributions of $1.44 per share, $1.44 per share, and $1.53 per share, during 2011, 2010, and 2009, respectively, and Series A preferred stock dividends of $2.00 per depositary share and Series B preferred stock dividends of $2.25 per share during each of the years in the period ended December 31, 2011. Of the common stock dividends paid, $0.72 per share, $1.008 per share, and $1.53 per share represented ordinary dividend income and $0.72 per share, $0.432 per share and $0.00 per share represented return of capital to the shareholders. All of the preferred stock dividends paid were considered ordinary dividend income.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2011, 2010, and 2009, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
	(Dollars in thousands)
	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shs Issued	Discounted Share Price
Distributions during 2011
October 31	$3,785	$6,867	$2,489	160,589	$34.82
July 31	3,785	6,772	1,950	125,973	38.30
April 30	3,785	6,730	1,950	111,592	42.49
January 31	3,785	6,693	1,950	100,094	45.92

Total 2011	$15,140	$27,062	$8,339	498,248

Distributions during 2010
October 31	$3,785	$6,608	$1,950	114,854	$41.14
July 31	3,785	6,567	1,950	107,932	41.27
April 30	3,785	6,525	1,950	103,496	39.07
January 31	3,785	6,486	1,950	100,565	34.58

Total 2010	$15,140	$26,186	$7,800	426,847

Distributions during 2009
October 30	$3,785	$6,445	$1,950	114,643	$29.96
July 31	3,785	6,971	2,112	6,995	33.08
April 30	3,785	6,973	2,112	7,324	31.30
January 30	3,785	6,969	2,113	7,485	32.42

Total 2009	$15,140	$27,358	$8,287	136,447

In December 2011, the Board of Directors of the Company authorized a distribution of $0.36 per common share payable in January 2012, to holders of record on January 17, 2012. As a result, $6.9 million was paid to common shareholders on January 31, 2012. Also, $2.5 million was paid to limited partnership unitholders on January 31, 2012 ($0.36 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of $0.50 per Series A depositary share, to holders of record on January 6, 2012 and $0.5625 per Series B depositary share to holders of record on January 6, 2012. As a result, $3.8 million was paid to preferred shareholders on January 13, 2012. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interest deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

15. INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2011 and 2010.

(In thousands, except per share amounts)
	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$41,820	$42,779	$42,878	$46,883
Operating income before loss on early extinguishment of debt, gain on casualty settlement, acquisition costs, discontinued operations and noncontrolling interest	8,406	8,193	8,656	8,660
Net income attributable to Saul Centers, Inc.	7,309	6,398	5,504	7,522
Net income available to common shareholders.	3,524	2,613	1,719	3,737
Net income available to common shareholders per share (diluted)	0.19	0.14	0.09	0.19

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$43,613	$40,087	$39,551	$40,295
Operating income before loss on early extinguishment of debt, gain on casualty settlement, acquisition costs, discontinued operations and noncontrolling interest	12,612	10,746	10,411	10,049
Net income attributable to Saul Centers, Inc.	10,553	5,673	12,831	7,706
Net income available to common shareholders.	6,768	1,888	9,046	3,921
Net income available to common shareholders per share (diluted)	0.37	0.10	0.49	0.22

16. BUSINESS SEGMENTS

The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income from real estate for the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. As such, the properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2011 presentation.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(In thousands) As of or for the year ended December 31, 2011	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Real estate rental operations:
Revenue	$128,249	$46,035	$76	$174,360
Expenses	(30,656)	(14,658)	—	(45,314)

Income from real estate	97,593	31,377	76	129,046
Interest expense & amortization of deferred debt costs	—	—	(45,475)	(45,475)
General and administrative	—	—	(14,256)	(14,256)

Subtotal	97,593	31,377	(59,655)	69,315
Depreciation and amortization of deferred leasing costs	(23,179)	(12,221)	—	(35,400)
Decrease in fair value of derivatives	—	—	(1,332)	(1,332)
Acquisition related costs	(2,534)	—	—	(2,534)
Gain on casualty settlement	245	—	—	245

Net income	$72,125	$19,156	$(60,987)	$30,294

Capital investment	$177,958	$24,546	$—	$202,504

Total assets	$871,409	$308,053	$13,107	$1,192,569

As of or for the year ended December 31, 2010
Real estate rental operations:
Revenue	$125,453	$38,060	$33	$163,546
Expenses	(30,276)	(12,052)	—	(42,328)

Income from real estate	95,177	26,008	33	121,218
Interest expense & amortization of deferred debt costs	—	—	(34,958)	(34,958)
General and administrative	—	—	(13,968)	(13,968)

Subtotal	95,177	26,008	(48,893)	72,292
Depreciation and amortization of deferred leasing costs	(20,586)	(7,888)	—	(28,474)
Loss on early extinguishment of debt	—	—	(5,405)	(5,405)
Acquisition related costs	(1,179)	—	—	(1,179)
Gain on casualty settlement	2,475	—	—	2,475
Loss from operations of property sold	(115)	—	—	(115)
Gain on property sale	3,591	—	—	3,591

Net income	$79,363	$18,120	$(54,298)	$43,185

Capital investment	$29,253	$68,986	$—	$98,239

Total assets	$704,624	$294,791	$14,473	$1,013,888

As of or for the year ended December 31, 2009
Real estate rental operations:
Revenue	$121,442	$39,532	$9	$160,983
Expenses	(28,547)	(11,423)	—	(39,970)

Income from real estate	92,895	28,109	9	121,013
Interest expense & amortization of deferred debt costs	—	—	(34,689)	(34,689)
General and administrative	—	—	(12,956)	(12,956)

Subtotal	92,895	28,109	(47,636)	73,368
Depreciation and amortization of deferred leasing costs	(20,278)	(7,940)	—	(28,218)
Loss on early extinguishment of debt	—	—	(2,210)	(2,210)
Loss from operations of property sold	(39)	—	—	(39)
Gain on property dispositions	329	—	—	329

Net income	$72,907	$20,169	$(49,846)	$43,230

Capital investment	$24,346	$56,123	$—	$80,469

Total assets	$670,455	$231,971	$23,148	$925,574

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2011

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	35 - 50 years
Building components	Up to 20 years
Tenant improvements	The shorter of the term of the lease or the useful life
of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1,122,541,000 at December 31, 2011. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2011 are summarized as follows.

(In thousands)	2011	2010	2009
Total real estate investments:
Balance, beginning of year	$1,224,036	$1,111,224	$1,027,481
Acquisitions	168,905	47,984	3,692
Improvements	25,955	74,031	80,524
Retirements	(1,051)	(9,203)	(473)

Balance, end of year	$1,417,845	$1,224,036	$1,111,224

Total accumulated depreciation:
Balance, beginning of year	$296,786	$276,310	$252,763
Depreciation expense	30,555	24,839	23,911
Retirements	(944)	(4,363)	(364)

Balance, end of year	$326,397	$296,786	$276,310

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2011

(Dollars in Thousands)

		Costs Capitalized		Basis at Close of Period								Buildings and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years	Book Value Of Mortgaged Properties
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$19,069	$6,764	$23,736	$—	$30,500	$8,818	$21,682	$32,044	1994 & 2000-6	3/94	40	21,682
Ashland Square Phase I, Manassas, VA	73	375	73	375	—	448	80	368	—	2007	12/04	20	—
Beacon Center, Alexandria, VA	1,493	18,052	—	18,451	1,094	19,545	11,084	8,461	—	1960 & 1974	1/72	40 & 50	—
Belvedere, Baltimore, MD	932	929	263	1,598	—	1,861	1,384	477	1,593	1958	1/72	40	477
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	12,172		3/08	—	22,623
Boca Valley Plaza, Boca Raton, FL	16,720	614	5,735	11,599	—	17,334	2,410	14,924	11,670		2/04	40	14,924
Boulevard, Fairfax, VA	4,883	4,746	3,687	5,942	—	9,629	1,688	7,941	6,966	1969, 19990 & 2009	4/94	40	7,941
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,649	9,789	19,897	—	29,686	4,267	25,419	17,627		4/04	40	25,419
Broadlands Village, Ashburn, VA	5,316	25,049	5,300	25,065	—	30,365	5,989	24,376	21,131	2002-3, 2004 & 2006	3/02	40 & 50	24,376
Countryside, Sterling, VA	28,912	1,566	7,532	22,946	—	30,478	4,581	25,897	17,755		2/04	40	25,897
Cranberry Square, Westminster, MD	31,578	—	6,700	24,878	—	31,578	156	31,422	20,000		9/11	40	31,422
Cruse MarketPlace, Cumming, GA	12,226	66	3,920	8,372	—	12,292	1,675	10,617	7,204		3/04	40	—
Flagship Center, Rockville, MD	160	9	169	—	—	169		169	—	1972	1/72	—	—
French Market, Oklahoma City, OK	5,781	12,281	1,118	16,944	—	18,062	8,462	9,600	—	1972 & 1998	3/74	50	—
Germantown, Germantown, MD	3,576	724	2,034	2,266	—	4,300	1,180	3,120	—	1990	8/93	40	3,120
Giant, Baltimore, MD	998	551	422	1,127	—	1,549	983	566	1,611	1959	1/72	40	566
The Glen, Lake Ridge, VA	12,918	7,054	5,299	14,673	—	19,972	5,534	14,438	10,175	1993 & 2005	6/94	40	14,438
Great Eastern, District Heights, MD	4,993	10,613	3,785	11,821	—	15,606	6,785	8,821	6,915	1958 & 1960	1/72	40	8,821
Great Falls Center, Great Falls, VA	41,750	319	14,766	27,303	—	42,069	2,546	39,523	16,858		3/08	40	39,523
Hampshire Langley, Takoma, MD	3,159	3,019	1,856	4,322	—	6,178	3,028	3,150	6,339	1960	1/72	40	3,150
Hunt Club Corners, Apopka, FL	12,584	1,690	3,948	10,326	—	14,274	1,537	12,737	6,477		6/06	40	12,737
Jamestown Place, Altamonte Springs, FL	14,055	651	4,455	10,251	—	14,706	1,612	13,094	9,204		11/05	40	13,094
Kentlands Square I, Gaithersburg, MD	14,379	104	5,006	9,477	—	14,483	2,234	12,249	8,451	2002	9/02	40	—
Kentlands Square II, Gaithersburg, MD	72,473	3	20,500	51,976	—	72,476	325	72,151	42,922		9/11	40	72,151
Kentlands Place, Gaithersburg, MD	1,425	7,135	1,425	7,135	—	8,560	1,997	6,563	—	2005	1/04	50	6,563
Lansdowne Town Center, Leesburg, VA	6,545	35,568	6,546	35,567	—	42,113	6,568	35,545	37,377	2006	11/02	50	—
Leesburg Pike, Baileys Crossroads, VA	2,418	5,964	1,132	7,250	—	8,382	5,246	3,136	17,791	1965	2/66	40	3,136
Lumberton Plaza, Lumberton, NJ	4,400	9,937	950	13,387	—	14,337	11,017	3,320	—	1975	12/75	40	3,320
Metro Pike Center, Rockville, MD	33,123	167	26,064	7,226	—	33,290	178	33,112	16,032		12/10	40	33,112
Shops at Monocacy, Frederick, MD	9,541	13,677	9,260	13,958	—	23,218	3,113	20,105	15,713	2003-4	11/03	50	20,105
Northrock, Warrington, VA	12,686	14,408	12,686	14,408	—	27,094	879	26,215	15,106	2009	01/08	50	—
Olde Forte Village, Ft. Washington, MD	15,933	6,436	5,409	16,960	—	22,369	3,994	18,375	12,860	2003-4	07/03	40	18,375
Olney, Olney, MD	1,884	1,658	—	3,542	—	3,542	2,857	685	—	1972	11/75	40	685
Orchard Park, Dunwoody, GA	19,377	324	7,751	11,950	—	19,701	1,342	18,359	11,317		7/07	40	18,359
Palm Springs Center, Altamonte Springs, FL	18,365	210	5,739	12,836	—	18,575	2,179	16,396	10,636		3/05	40	—

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2011

(Dollars in Thousands)

		Costs Capitalized		Basis at Close of Period								Buildings and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years	Book Value Of Mortgaged Properties
Ravenwood, Baltimore, MD	1,245	4,182	703	4,724	—	5,427	2,346	3,081	16,731	1959 & 2006	1/72	40	3,081
11503 Rockville Pike, Rockville, MD	14,861	70	10,413	4,518	—	14,931	139	14,792	—		10/10	40	—
Seabreeze Plaza, Palm Harbor, FL	24,526	1,094	8,665	16,955	—	25,620	2,580	23,040	14,335		11/05	40	23,040
Sea Colony (Market Place at), Bethany Beach, DE	2,920	26	1,146	1,800	—	2,946	172	2,774	—		3/08	40	2,774
Seven Corners, Falls Church, VA	4,848	42,317	4,913	42,252	—	47,165	22,122	25,043	27,655	1956 & 1997	7/73	40	25,043
Severna Park Marketplace, Severna Park, MD	63,254	—	12,700	50,554	—	63,254	316	62,938	37,858		9/11	40	—
Shops at Fairfax, Fairfax, VA	2,708	9,299	992	11,015	—	12,007	5,847	6,160	10,449	1975 & 1999	6/75	50	6,160
Smallwood Village Center, Waldorf, MD	17,819	7,529	6,402	18,946	—	25,348	2,800	22,548	10,244		1/06	40	—
Southdale, Glen Burnie, MD	3,650	19,622	—	22,650	622	23,272	19,528	3,744	—	1962 & 1986	1/72	40	3,744
Southside Plaza, Richmond, VA	6,728	8,486	1,878	13,336	—	15,214	9,727	5,487	6,119	1958	1/72	40	5,487
South Dekalb Plaza, Atlanta, GA	2,474	3,819	703	5,590	—	6,293	4,088	2,205	—	1970	2/76	40	—
Thruway, Winston-Salem, NC	4,778	22,536	5,496	21,713	105	27,314	12,368	14,946	44,333	1955 & 1965	5/72	40	—
Village Center, Centreville, VA	16,502	1,337	7,851	9,988	—	17,839	4,962	12,877	15,409	1990	8/93	40	12,877
West Park, Oklahoma City, OK	1,883	707	485	2,105	—	2,590	1,551	1,039	—	1974	9/75	50	—
Westview Village, Frederick, MD	5,146	19,605	5,153	19,598	—	24,751	1,317	23,434	—	2009	11/07	50	—
White Oak, Silver Spring, MD	6,277	4,932	4,649	6,560	—	11,209	5,350	5,859	14,611	1958 & 1967	1/72	40	—
Other Buildings / Improvements		167		167		167	59	108	—				—

Total Shopping Centers	655,366	351,345	284,855	720,035	1,821	1,006,711	211,000	795,711	591,691

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	24,696	3,755	42,400	—	46,155	28,728	17,427	32,281	1984, 1986,	12/84, 8/85,	35 & 40	17,427
										1990, 1998	2/86, 4/98		—
										& 2000	& 10/2000		—
Clarendon Center, Arlington, VA	12,753	182,094	16,287	178,560	—	194,847	4,402	190,445	123,372	2010	7/73, 1/96 & 4/02		190,445
Crosstown Business Center, Tulsa, OK	3,454	6,213	604	9,063	—	9,667	6,062	3,605		1974	10/75	40	—
601 Pennsylvania Ave., Washington, DC	5,479	57,263	5,667	57,075	—	62,742	40,780	21,962	24,598	1986	7/73	35	21,962
4469 Connecticut Ave., Washington, DC	1,600	—	1,411	189	—	1,600	4	1,596			2/11	40	—
Van Ness Square, Washington, DC	812	29,798	831	29,779	—	30,610	20,001	10,609	16,494	1990	7/73	35	10,609
Washington Square, Alexandria, VA	2,034	49,794	544	51,284	—	51,828	15,420	36,408	35,435	1952 & 2000	7/73	50	36,408

Total Mixed-Use Properties	47,591	349,858	29,099	368,350	—	397,449	115,397	282,052	232,180

Development Land
Ashland Square Phase II, Manassas, VA	6,338	4,980	7,891	3,427	—	11,318	—	11,318	—		12/04		—
New Market, New Market, MD	2,088	279	2,338	29	—	2,367	—	2,367	—		9/05

Total Development Land	8,426	5,259	10,229	3,456	—	13,685	—	13,685	—

Total	$711,383	$706,462	$324,183	$1,091,841	$1,821	$1,417,845	$326,397	$1,091,448	$823,871				805,073