Form 10-Q
period 2012-03-31
SAUL CENTERS INC
filed 2012-05-03
CIK 907254

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2012

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

Number of shares of common stock, par value $0.01 per share outstanding as of April 27, 2012: 19.5 million.

SAUL CENTERS, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2011, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Real estate investments
Land	$324,183	$324,183
Buildings and equipment	1,094,078	1,092,533
Construction in progress	1,263	1,129

	1,419,524	1,417,845
Accumulated depreciation	(333,518)	(326,397)

	1,086,006	1,091,448
Cash and cash equivalents	10,994	12,323
Accounts receivable and accrued income, net	37,763	39,094
Deferred leasing costs, net	25,611	25,876
Prepaid expenses, net	3,257	3,868
Deferred debt costs, net	6,719	7,090
Other assets	15,126	12,870

Total assets	$1,185,476	$1,192,569

Liabilities

Mortgage notes payable	$818,295	$823,871
Revolving credit facility payable	4,000	8,000
Dividends and distributions payable	13,279	13,219
Accounts payable, accrued expenses and other liabilities	23,544	22,992
Deferred income	30,762	31,281

Total liabilities	889,880	899,363

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,458,074 and 19,291,845 shares issued and outstanding, respectively	195	193
Additional paid-in capital	223,622	217,829
Accumulated deficit	(147,585)	(144,659)
Accumulated other comprehensive loss	(2,455)	(2,863)

Total Saul Centers, Inc. stockholders’ equity	253,105	249,828

Noncontrolling interest	42,491	43,378

Total stockholders’ equity	295,596	293,206

Total liabilities and stockholders’ equity	$1,185,476	$1,192,569

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2012	2011
Revenue
Base rent	$37,588	$32,697
Expense recoveries	7,709	7,426
Percentage rent	406	375
Other	1,401	1,235

Total revenue	47,104	41,733

Operating expenses
Property operating expenses	5,789	6,633
Provision for credit losses	352	515
Real estate taxes	5,844	4,482
Interest expense and amortization of deferred debt costs	12,771	10,294
Depreciation and amortization of deferred leasing costs	9,778	8,324
General and administrative	3,247	3,166

Total operating expenses	37,781	33,414

Operating income	9,323	8,319
Change in fair value of derivatives	(3)	87
Acquisition related costs	—	(74)

Net income	9,320	8,332

Noncontrolling interest
Income attributable to noncontrolling interests	(1,456)	(1,023)

Net income attributable to Saul Centers, Inc.	7,864	7,309

Preferred dividends	(3,785)	(3,785)

Net income available to common stockholders	$4,079	$3,524

Per share net income available to common stockholders
Basic and diluted:	$0.21	$0.19

Dividends declared per common share outstanding	$0.36	$0.36

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2012	2011

Net income	$9,320	$8,332

Other comprehensive income
Change in unrealized gain on cash flow hedge	554	569

Total comprehensive income	9,874	8,901

Comprehensive income attributable to noncontrolling interests	(1,602)	(1,152)

Total comprehensive income attributable to Saul Centers, Inc.	8,272	7,749

Preferred dividends	(3,785)	(3,785)

Total comprehensive income available to common stockholders	$4,487	$3,964

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total

Balance, December 31, 2011	$179,328	$193	$217,829	$(144,659)	$(2,863)	$249,828	$43,378	$293,206

Issuance of 166,229 shares of common stock:
163,429 shares pursuant to dividend reinvestment plan	—	1	5,627	—	—	5,628	—	5,628
2,800 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	1	166	—	—	167	—	167
Net income	—	—	—	7,864	—	7,864	1,456	9,320
Unrealized gain on cash flow hedge	—	—	—	—	408	408	146	554
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(7,005)	—	(7,005)	(2,489)	(9,494)

Balance, March 31, 2012	$179,328	$195	$223,622	$(147,585)	$(2,455)	$253,105	$42,491	$295,596

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$9,320	$8,332
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	3	(87)
Depreciation and amortization of deferred leasing costs	9,778	8,324
Amortization of deferred debt costs	406	372
Non cash compensation costs of stock grants and options	135	139
Provision for credit losses	352	515
(Increase) decrease in accounts receivable and accrued income	979	(869)
Increase in deferred leasing costs	(1,166)	(1,549)
Decrease in prepaid expenses	611	330
Increase in other assets	(2,256)	(4,652)
Increase in accounts payable, accrued expenses and other liabilities	2,098	1,129
Increase (decrease) in deferred income	(519)	10

Net cash provided by operating activities	19,741	11,994

Cash flows from investing activities:
Acquisitions of real estate investments	—	(1,600)
Additions to real estate investments	(2,777)	(2,440)
Additions to development and redevelopment projects	(1,123)	(10,701)

Net cash used in investing activities	(3,900)	(14,741)

Cash flows from financing activities:
Proceeds from mortgage notes payable	—	125,000
Repayments on mortgage notes payable	(5,576)	(4,015)
Proceeds from construction loans payable	—	13,410
Repayments on construction loans payable	—	(104,243)
Repayments on revolving credit facility	(4,000)	—
Additions to deferred debt costs	(35)	(391)
Proceeds from the issuance of:
Common stock	5,660	5,552
Distributions to:
Series A preferred stockholders	(2,000)	(2,000)
Series B preferred stockholders	(1,785)	(1,785)
Common stockholders	(6,945)	(6,693)
Noncontrolling interest	(2,489)	(1,950)

Net cash provided by (used in) financing activities	(17,170)	22,885

Net increase (decrease) in cash and cash equivalents	(1,329)	20,138
Cash and cash equivalents, beginning of period	12,323	12,968

Cash and cash equivalents, end of period	$10,994	$33,106

The Notes to Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure

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

The following table lists the properties acquired and/or developed by the Company since December 31, 2010.

Name of Property	Location	Type	Date of Acquisition/ Development
Acquisitions
4469 Connecticut Ave	Washington, DC	Mixed-Use	2011
Kentlands Square II	Gaithersburg, MD	Shopping Center	2011
Severna Park MarketPlace	Severna Park, MD	Shopping Center	2011
Cranberry Square	Westminster, MD	Shopping Center	2011
Developments
Clarendon Center North	Arlington, VA	Mixed-Use	2011
Clarendon Center South	Arlington, VA	Mixed-Use	2011

As of March 31, 2012, the Company’s properties (the “Current Portfolio Properties”) consisted of 51 operating shopping center properties (the “Shopping Centers”), seven mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by several major tenants. As of March 31, 2012, 35 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (5.0%), a tenant at ten Shopping Centers and Safeway (2.9%), a tenant at eight Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the three months ended March 31, 2012.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2011, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Notes to Consolidated Financial Statements (Unaudited)

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $841,000 and $671,000 at March 31, 2012 and December 31, 2011, respectively.

In addition to rents due currently, accounts receivable includes approximately $32.1 million and $31.0 million, at March 31, 2012 and December 31, 2011, respectively, net of allowance for doubtful accounts totaling $189,000 and $63,000 respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. As of March 31, 2012, no properties were classified as held for sale.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Construction In Progress

Construction in progress includes preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress totaled $1.3 million and $1.1 million as of March 31, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $6.7 million and $7.1 million, net of accumulated amortization of $7.3 million and $6.9 million, at March 31, 2012 and December 31, 2011, respectively.

Deferred Income

Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue, including tenant prepayment of rent for future periods, real estate taxes when the taxing jurisdiction has a fiscal year differing from the calendar year, reimbursements specified in the lease agreement and tenant construction work provided by the Company. In addition, deferred income includes the fair value of certain below market leases.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $25.6 million and $25.9 million, net of accumulated amortization of $14.9 million and $14.7 million, as of March 31, 2012 and December 31, 2011, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $1.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

Derivative Financial Instruments

The Company may, when appropriate, employ derivative instruments, such as interest-rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. Derivative financial instruments are carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that qualify and are designated as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For derivative instruments that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivative instruments that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and recognized in earnings within the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Notes to Consolidated Financial Statements (Unaudited)

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

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Once it has been determined that an uninsured loss is probable to occur and the amount of the loss can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements.

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases and customer relationships, based on the fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated by the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and accreted as additional revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair values of the intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. The Company expenses acquisition-related costs as they are incurred.

Notes to Consolidated Financial Statements (Unaudited)

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an impairment analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2012 and 2011.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. No interest was capitalized during the three months ended March 31, 2012. Interest expense capitalized totaled $672,000, for the three months ended March 31, 2011. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 35 to 50 years for base buildings and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. The depreciation component included in depreciation and amortization expense in the consolidated statements of operations totaled $8.3 million and $7.2 million for the three months ended March 31, 2012 and 2011, respectively. Repairs and maintenance expense, included in property operating expenses, for the three months ended March 31, 2012 and 2011, was $2.1 million and $3.0 million respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs and are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

Stock-based Employee Compensation, Stock Plan and Deferred Compensation Plan for Directors

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

The Company has a stock plan, which was originally approved in 2004 and amended in 2008 and which expires in 2018, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of March 31, 2012, 233,000 shares had been credited to the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares at the 2011 Annual Meeting of Shareholders. The shares were valued at the closing stock price on the date the shares were awarded and included in general and administrative expenses.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 73.8% common interest as of March 31, 2012. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest

Notes to Consolidated Financial Statements (Unaudited)

as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represent earnings allocated to limited partnership interests held by the Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution. As of March 31, 2012, the stock options issued in 2007, 2008 and 2011 are anti-dilutive and are therefore excluded from this measurement.

Basic and Diluted Shares Outstanding
(In thousands)	Three months ended March 31,
	2012	2011
Weighted average common shares outstanding-Basic	19,403	18,659
Effect of dilutive options	46	95

Weighted average common shares outstanding-Diluted	19,449	18,754

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

3.	Real Estate Acquired or Developed

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

Notes to Consolidated Financial Statements (Unaudited)

Cranberry Square

In September 2011, the Company purchased for $33.0 million Cranberry Square, a retail property located in Westminster, Maryland, and incurred acquisition costs of $0.5 million.

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

The Saul Organization holds a 26.2% limited partnership interest in the Operating Partnership represented by approximately 6.9 million convertible limited partnership units as of March 31, 2012. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2012, 2.7 million units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 26.2% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the quarters ended March 31, 2012 and 2011, were approximately 26.4 million and 24.2 million, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $822.3 million at March 31, 2012, of which approximately $803.2 million was fixed-rate debt and approximately $19.1 million was variable rate debt.

At March 31, 2012, the Company had a $150 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 30, 2012, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On March 31, 2012, approximately $145.8 million was available under the line and approximately $177,000 was committed for letters of credit. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of March 31, 2012, operating income from the unencumbered properties determined the interest rate for up to $103.0 million of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $47.0 million of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

Notes to Consolidated Financial Statements (Unaudited)

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock bank term loan (approximately $7.5 million of the $15.1 million outstanding at March 31, 2012). The fixed-rate notes payable are all non-recourse debt except for $3.9 million of the Great Falls Center mortgage, 25% of the Metro Pike Center loan (approximately $4.0 million of the $16.0 million outstanding at March 31, 2012) and $27.6 million of the Clarendon Center mortgage, which will be eliminated upon the achievement of certain leasing and debt service covenants which are guaranteed by Saul Centers.

At December 31, 2011, the Company’s outstanding debt totaled approximately $831.9 million, of which $808.8 million was fixed rate debt and $23.1 million was variable rate debt, including $8.0 million outstanding on the Company’s $150,000,000 unsecured revolving credit facility.

At March 31, 2012, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2012	$65,960	(a)	$16,180	$82,140
2013	70,131		17,781	87,912
2014	13,218		17,988	31,206
2015	15,077		18,420	33,497
2016	—		19,166	19,166
2017	—		20,306	20,306
Thereafter	423,529		124,539	548,068

	$587,915		$234,380	$822,295

(a)	Includes $4.0 million outstanding under the revolving credit facility.

Interest expense and amortization of deferred debt costs for the three months ended March 31, 2012 and 2011, were as follows:

(Dollars in thousands)	Three months ended March 31,
	2012	2011
Interest incurred	$12,365	$10,594
Amortization of deferred debt costs	406	372
Capitalized interest	—	(672)

	$12,771	$10,294

6.	Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations for the three months ended March 31, 2012 and 2011 reflect noncontrolling interest of $1.5 million and $1.0 million, respectively, representing The Saul Organization’s share of net income for each period.

Notes to Consolidated Financial Statements (Unaudited)

The Company has outstanding 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The depositary shares are redeemable, in whole or in part at the Company’s option, from time to time, at $25.00 per share. The depositary shares pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 per share liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

The Company has outstanding 3,173,115 depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed at the Company’s option, on or after March 15, 2013, in whole or in part, at $25.00 per share. The depositary shares pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 per share liquidation preference. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $86,000 and $74,000 for the three months ended March 31, 2012 and 2011, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2012 and 2011, the Company contributed $54,000 and $54,000, respectively, which is three times the amount deferred by employees and included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.0 million and $1.9 million, at March 31, 2012 and December 31, 2011, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

Notes to Consolidated Financial Statements (Unaudited)

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2012 and 2011, which included rental expense for the Company’s headquarters lease, totaled approximately $1.5 million and $1.5 million, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of March 31, 2012 and December 31, 2011, accounts payable, accrued expenses and other liabilities included approximately $411,000 and $560,000, respectively, representing amounts due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The lease commenced in March 2002, was recently extended for five years through March 2017, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense was $250,000 for each of the three months ended March 31, 2012 and 2011, and is included in general and administrative expense.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $65,000 and $58,000 for the three months ended March 31, 2012 and 2011, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2012:

Stock options issued

	Directors
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010	05/13/2011		Subtotals
Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500		247,500
Vested	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500		247,500
Exercised	8,700	5,000	—	—	—	5,000	—	—		18,700
Forfeited	—	—	2,500	2,500	2,500	—	2,500	2,500		12,500
Exercisable at March 31, 2012	21,300	25,000	27,500	27,500	27,500	27,500	30,000	30,000		216,300
Remaining unexercised	21,300	25,000	27,500	27,500	27,500	27,500	30,000	30,000		216,300
Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82
Volatility	0.183	0.198	0.206	0.225	0.237	0.344	0.369	0.358
Expected life (years)	5.0	10.0	9.0	8.0	7.0	6.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%
Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375		$1,629,375
Forfeited options	—	—	—	—	—	—	—	—		—
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	222,950	287,950	297,375		1,629,375
Expensed in 2012	—	—	—	—	—	—	—	—	—	—
Future expense	—	—	—	—	—	—	—	—	—	—

	Officers
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	05/13/2011		Subtotals	Grand Totals
Total grant	220,000	122,500	132,500	135,000	162,500		772,500	1,020,000
Vested	212,500	115,000	118,750	122,500	—		568,750	816,250
Exercised	200,585	48,525	25,125	—	—		274,235	292,935
Forfeited	7,500	7,500	13,750	12,500	—		41,250	53,750
Exercisable at March 31, 2012	11,915	66,475	93,625	122,500	—		294,515	510,815
Remaining unexercised	11,915	66,475	93,625	122,500	162,500		457,015	673,315
Exercise price	$24.91	$25.78	$33.22	$54.17	$41.82
Volatility	0.175	0.183	0.207	0.233	0.330
Expected life (years)	7.0	7.0	8.0	6.5	8.0
Assumed yield	7.00%	5.75%	6.37%	4.13%	4.81%
Risk-free rate	4.00%	4.05%	4.15%	4.61%	2.75%
Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$1,277,794		$3,575,017	$5,204,392
Forfeited options	11,325	17,925	35,100	—	—		64,350	64,350
Expensed in previous years	320,875	274,850	378,300	1,258,848	186,347		2,419,220	4,048,595
Expensed in 2012	—	—	—	—	79,863		79,863	79,863
Future expense	—	—	—	—	1,011,584	—	1,011,584	1,011,584
Remaining term of future expense		3.2	years

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the three months ended March 31, 2012:

	Number of Shares	Wtd Avg Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	674,585	$40.40
Granted	—	—
Exercised	1,270	24.91	$13,000
Expired/Forfeited	—	—

Outstanding March 31	673,315	40.44	2,570,000

Exercisable at March 31	510,815	40.00	2,570,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 30, 2012, the closing share price of $40.36 was lower than the exercise price of options granted in 2007, 2008 and 2011 and, therefore, those options had no intrinsic value as of March 31, 2012. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.4 years and 4.5 years, respectively.

9.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. Based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing, the aggregate fair value of the notes payable with fixed-rate payment terms, assuming long-term interest rates of approximately 4.65% and 4.30%, would be approximately $862.2 million and $889.2 million, respectively, compared to the carrying value of $803.2 million and $808.8 million, at March 31, 2012 and December 31, 2011, respectively.

The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. As of March 31, 2012, the fair value of the interest-rate swaps was approximately $4.7 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception, of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.

(In thousands)	Three months ended March 31,
	2012	2011
Change in fair value:
Recognized in earnings	$(3)	$87
Recognized in other comprehensive income	554	569

	$551	$656

Notes to Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies

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

The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. As such, the properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2012 presentation.

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended March 31, 2012
Real estate rental operations:
Revenue	$34,054	$13,038	$12	$47,104
Expenses	(7,642)	(4,343)	—	(11,985)

Income from real estate	26,412	8,695	12	35,119
Interest expense and amortization of deferred debt costs	—	—	(12,771)	(12,771)
General and administrative	—	—	(3,247)	(3,247)

Subtotal	26,412	8,695	(16,006)	19,101
Depreciation and amortization of deferred leasing costs	(6,386)	(3,392)	—	(9,778)
Change in fair value of derivatives	—	—	(3)	(3)

Net income	$20,026	$5,303	$(16,009)	$9,320

Capital investment	$2,253	$1,647	$—	$3,900

Total assets	$867,048	$306,924	$11,504	$1,185,476

Three months ended March 31, 2011
Real estate rental operations:
Revenue	$31,808	$9,911	$14	$41,733
Expenses	(8,069)	(3,561)	—	(11,630)

Income from real estate	23,739	6,350	14	30,103
Interest expense and amortization of deferred debt costs	—	—	(10,294)	(10,294)
General and administrative	—	—	(3,166)	(3,166)

Subtotal	23,739	6,350	(13,446)	16,643
Depreciation and amortization of deferred leasing costs	(5,476)	(2,848)	—	(8,324)
Change in fair value of derivatives	—	—	87	87
Acquisition related costs	—	(74)	—	(74)

Net income	$18,263	$3,428	$(13,359)	$8,332

Capital investment	$2,379	$12,362	$—	$14,741

Total assets	$702,601	$306,816	$33,916	$1,043,333

Notes to Consolidated Financial Statements (Unaudited)

12.	Subsequent Events

The Company has reviewed operating activities for the period subsequent to March 31, 2012 and prior to the date the financial statements are issued or are available to be issued, and determined the following subsequent events are required to be disclosed.

On April 11, 2012, the Company closed on a $73.0 million mortgage loan secured by Seven Corners. Proceeds from this loan were used to pay-off the $63 million remaining balance of existing debt currently secured by Seven Corners and six other shopping center properties which was scheduled to mature in October 2012, and provide cash of approximately $10 million. The new 15-year mortgage loan requires equal monthly principal and interest payments totaling $463,226 based upon a fixed 5.84% interest rate and 25-year principal amortization, a final payment of $42.5 million, and matures in May 2027.

On April 26, 2012, the Company substituted the White Oak shopping center for Van Ness Square as collateral for one of its existing mortgage loans which will allow the Company to analyze the feasibility of repositioning Van Ness Square. The terms of the original loan, including its 8.11% interest rate, are unchanged and, in conjunction with the collateral substitution, the Company borrowed an additional $10.5 million, also secured by White Oak. The new borrowing requires equal monthly payments based upon a fixed 4.90% interest rate and 25-year principal amortization, and will mature in July 2024, coterminous with the original loan. The consolidated loan has an outstanding balance of $26.9 million, requires equal monthly payments based upon a blended fixed interest rate of 7.0% and will require a final payment of $18.5 million at maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.

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

•	such other risks as described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2011.

General

The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2012.

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

The Company purchased six operating retail properties in 2010 and 2011 which provide current income and potential redevelopment opportunities. In light of the limited amount of quality properties for sale and the escalated pricing of properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new Shopping Center and Mixed-Use Properties in the near future is uncertain. Because of its conservative capital structure, including its cash and unused credit line, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are located and market conditions improve. It is management’s view that several of the sub-markets in which the Company operates have or will in the future have attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as an integral part of its overall business plan.

After several challenging years in the financial and real estate markets, there have been recent signs of economic improvement. During the last several quarters, the Company has seen modestly improved retail sales and retail leasing activity across its portfolio, however, rents remain under pressure. Office space demand throughout the Company’s properties has slowed during early 2012 due to uncertainty surrounding federal government spending levels.

While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion. Vacancies continue to remain elevated compared to pre-recession levels; however, the Company’s overall leasing percentage on a comparative same-center basis at March 31, 2012 increased to 90.4% from 90.2% at March 31, 2011, an increase in space leased of approximately 13,000 square feet. This net increase occurred even as a 49,000 square foot space at Seven Corners was returned to the Company as a result of the Syms bankruptcy late in 2011. As of April 30, 2012, this space was leased to Burlington Coat Factory, with occupancy projected to occur during the fall of 2012.

Because of the Company’s conservative capital structure, its liquidity has not been significantly affected by the recent turmoil in the credit markets. First, the Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. Second, as of March 31, 2012, amortizing fixed-rate mortgage debt with staggered maturities from 2012 to 2027 represented approximately 98% of the Company’s notes payable, thus minimizing refinancing risk. Third, the Company’s only 2012 fixed-rate debt maturity, which was scheduled to mature in October 2012, was refinanced in April 2012. As of March 31, 2012, the Company’s variable-rate debt consists of a bank term loan secured by the Northrock development and $4.0 million outstanding under its line of credit. As of March 31, 2012, the Company has loan availability of approximately $145.8 million under its $150.0 million unsecured revolving line of credit.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make certain estimates and assumptions that affect the reporting of financial position and results of operations. If judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. The Company has identified the following policies that, due to estimates and assumptions inherent in these policies, involve a relatively high degree of judgment and complexity.

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

The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships based on their fair values. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the in-place lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

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

Results of Operations

Quarter ended March 31, 2012 compared to quarter ended March 31, 2011

Revenue

(Dollars in thousands)	Quarter ended March 31,		2012 to 2011 Change
	2012	2011	Amount	%
Base rent	$37,588	$32,697	$4,891	15.0%
Expense recoveries	7,709	7,426	283	3.8%
Percentage rent	406	375	31	8.3%
Other	1,401	1,235	166	13.4%

Total revenue	$47,104	$41,733	$5,371	12.9%

Note: (Dollars in thousands)

Base rent includes $1,119 and $708 for the quarters ended March 31, 2012 and 2011, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $387 and $245, for the quarters ended March 31, 2012 and 2011, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 12.9% in the quarter ended March 31, 2012 (“2012 Quarter”) compared to the corresponding prior year’s quarter (“2011 Quarter”) primarily due to $5.8 million of aggregate revenue generated by Clarendon Center and the three shopping centers acquired in 2011 (collectively, the “New Properties”), partially offset by lower expense recoveries in the remainder of the portfolio, which resulted from lower incurred expenses.

The increase in base rent for the 2012 Quarter compared to the 2011 Quarter was generated primarily by the New Properties.

Operating Expenses

(Dollars in thousands)	Quarter ended March 31,		2012 to 2011 Change
	2012	2011	Amount	%
Property operating expenses	$5,789	$6,633	$(844)	-12.7%
Provision for credit losses	352	515	(163)	-31.7%
Real estate taxes	5,844	4,482	1,362	30.4%
Interest expense and amortization of deferred debt costs	12,771	10,294	2,477	24.1%
Depreciation and amortization of leasing costs	9,778	8,324	1,454	17.5%
General and administrative	3,247	3,166	81	2.6%

Total operating expenses	$37,781	$33,414	$4,367	13.1%

Property operating expenses. Property operating expenses for the 2012 Quarter decreased from the 2011 Quarter primarily due to reduced snow removal and repair costs in the core portfolio partially offset by expenses related to the New Properties.

Real estate taxes. The increase in real estate taxes for the 2012 Quarter was primarily due to an increase in property tax rates charged by the District of Columbia and taxes related to the New Properties.

Interest expense and amortization of deferred debt. Interest expense increased in the 2012 Quarter compared to the 2011 Quarter primarily because of interest related to the New Properties.

Depreciation and amortization of leasing costs. The increase in depreciation and amortization to $9.8 million in the 2012 Quarter from $8.3 million in the 2011 Quarter was primarily due to the New Properties.

Liquidity and Capital Resources

Cash and cash equivalents were $11.0 million and $33.1 million at March 31, 2012 and 2011, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$19,741	$11,994
Net cash used in investing activities	(3,900)	(14,741)
Net cash provided by (used in) financing activities	(17,170)	22,885

Increase (decrease) in cash and cash equivalents	$(1,329)	$20,138

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities in the 2011 Quarter primarily reflect the development and construction costs of Clarendon Center. Tenant improvement and property capital expenditures totaled $2.8 million and $2.4 million, for the three months ended March 31, 2012 and 2011, respectively.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 primarily reflects:

•

proceeds of $5.7 million from the issuance of common stock pursuant to our Dividend Reinvestment and Stock Purchase Plan (“DRIP”), directors’ Deferred Compensation Plan and the exercise of stock options, which was partially offset by:

•	revolving credit facility principal payments of $4.0 million;

•	the repayment of mortgage notes payable totaling $5.6 million;

•	distributions to common stockholders totaling $6.9 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $2.5 million; and

•	distributions made to preferred stockholders totaling $3.8 million.

Net cash provided by financing activities for the three months ended March 31, 2011 primarily reflects:

•	proceeds of $125.0 million received from mortgage notes payable;

•	proceeds of $13.4 million received from construction loan draws; and

•	proceeds of $5.6 million from the issuance of common stock pursuant to the DRIP, directors’ Deferred Compensation Plan and the exercise of stock options;

which was partially offset by:

•	the repayment of construction loans payable totaling $104.2 million;

•	the repayment of mortgage notes payable totaling $4.0 million;

•	distributions to common stockholders totaling $6.7 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $2.0 million;

•	distributions made to preferred stockholders totaling $3.8 million; and

•	payments of $391,000 for financing costs of mortgage notes payable.

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

Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. Management anticipates that during the remainder of the year the Company may develop certain freestanding outparcels within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop certain of the Current Portfolio Properties and may develop expansions within certain of the Shopping Centers.

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

As of March 31, 2012, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2012	$65,960	(a)	$16,180	$82,140
2013	70,131		17,781	87,912
2014	13,218		17,988	31,206
2015	15,077		18,420	33,497
2016	—		19,166	19,166
2017	—		20,306	20,306
Thereafter	423,529		124,539	548,068

	$587,915		$234,380	$822,295

(a)	Includes $4.0 million outstanding under the revolving credit facility.

Management believes that the Company’s capital resources, which at March 31, 2012 included cash balances of approximately $11 million and borrowing availability of approximately $145.8 million on its unsecured revolving credit facility will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 161,023 and 98,299 shares under the DRIP at a weighted average discounted price of $34.44 and $45.92 per share, during the three months ended March 31, 2012 and 2011, respectively. The Company also credited 2,406 and 1,795 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $34.44 and $45.92 per share, during the three months ended March 31, 2012 and 2011, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2012.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time,

reevaluate the Company’s debt/capitalization strategy in light of current economic conditions, relative costs of capital, market values of the Company’s property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt/capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company’s debt to total asset ratio above or below 50% or may waive the policy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable.

The Company maintains an unsecured revolving credit facility. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 30, 2012, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. On March 31, 2012, approximately $145.8 million was available under the line and approximately $177,000 was committed for letters of credit. Interest rate pricing under the facility is primarily determined by operating income from the Company’s existing unencumbered properties and, to a lesser extent, certain leverage tests. As of March 31, 2012, operating income from the unencumbered properties determined the interest rate for up to $103.0 million of the line’s available borrowings, with interest expense to be calculated based upon the 1, 2, 3 or 6 month LIBOR plus a spread of 3.65% to 3.90%. The interest rate on the remaining $47.0 million of the line’s availability is determined based upon the Company’s consolidated operating income after debt service. On this portion of the facility, interest accrues at a rate of LIBOR plus a spread of 4.45% to 5.25%, determined by certain leverage tests. The Company may elect to use the 1, 2, 3 or 6 month LIBOR, but in no event shall LIBOR be less than 1.5%.

The facility requires the Company and its subsidiaries to maintain certain financial covenants. As of March 31, 2012, the material covenants required the Company, on a consolidated basis, to:

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

As of March 31, 2012, the Company was in compliance with all such covenants.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock bank term loan (approximately $7.5 million of the $15.1 million outstanding at March 31, 2012). The fixed-rate notes payable are all non-recourse debt except for $3.9 million of the Great Falls Center mortgage, 25% of the Metro Pike Center loan (approximately $4.0 million of the $16.0 million outstanding at March 31, 2012) and $27.6 million of the Clarendon Center mortgage, which will be eliminated upon the achievement of certain leasing and debt service requirements, which are guaranteed by Saul Centers.

On April 11, 2012, the Company closed on a $73.0 million mortgage loan secured by Seven Corners. Proceeds from this loan were used to pay-off the $63 million remaining balance of existing debt currently secured by Seven Corners and six other shopping center properties which was scheduled to mature in October 2012, and provide cash of approximately $10 million. The new 15-year mortgage loan requires equal monthly principal and interest payments totaling $463,226 based upon a fixed 5.84% interest rate and 25-year principal amortization, a final payment of $42.5 million, and matures in May 2027.

On April 26, 2012, the Company substituted the White Oak shopping center for Van Ness Square as collateral for one of its existing mortgage loans which will allow the Company to analyze the feasibility of repositioning Van Ness Square. The terms of the original loan, including its 8.11% interest rate, are unchanged and, in conjunction with the collateral substitution, the Company borrowed an additional $10.5 million, also secured by White Oak. The new borrowing requires equal monthly payments based upon a fixed 4.90% interest rate and 25-year principal amortization, and will mature in July 2024, coterminous with the original loan. The consolidated loan has an outstanding balance of $26.9 million, requires equal monthly payments based upon a blended fixed interest rate of 7.0% and will require a final payment of $18.5 million at maturity.

Preferred Stock

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

Funds From Operations

Funds From Operations (FFO)(1) available to common shareholders for the three months ended March 31, 2012, totaled $15.3 million, a 19.0% increase over the three months ended March 31, 2011. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

(Amounts in thousands)	Three months ended March 31,
	2012	2011
Net income	$9,320	$8,332
Add:
Real property depreciation & amortization	9,778	8,324

FFO	19,098	16,656
Subtract:
Preferred stock dividends	(3,785)	(3,785)

FFO available to common shareholders	$15,313	$12,871

Average shares & units used to compute FFO per share	26,363	24,170

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items, impairment charges on depreciable real estate assets and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what the Company believes occurs with its assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions, Redevelopments and Renovations

During the remainder of the year the Company may develop certain freestanding outparcels within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop certain of the Current Portfolio Properties and may develop expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the balance of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2011 and the three months ended March 31, 2012.

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

Clarendon Center

In late 2010, the Company substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million upon completion of final office tenant improvements.

As of March 31, 2012, 197,000 square feet of the commercial space (92.4%) (comprising of all of the retail space and 155,000 square feet (90.6%) of the office space) as well as 239 (98%) of the apartments, were leased.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of professional office space. Total construction and development costs, including land, lease-up and tenant improvement costs are projected to be approximately $26.5 million. As of March 31, 2012, 45,000 square feet of retail space and 13,000 square feet of office space, or approximately 57.0% of the total space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 78.0% of the project was leased at March 31, 2012, including a 52,700 square foot Harris Teeter supermarket store, 27,800 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million.

4469 Connecticut Ave

On February 17, 2011, the Company purchased for $1.7 million, including acquisition costs, approximately 3,000 square feet of retail space located adjacent to the Company’s Van Ness Square in Washington DC. The property is unoccupied as of March 31, 2012.

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

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2012	51	7	7,930,000	1,610,400	91.9%	85.5%

March 31, 2011	48	7	7,291,000	1,422,000	91.6%	79.3%

As of March 31, 2012, 90.9% of the commercial portfolio (all properties except Clarendon Center’s apartments) was leased, an increase from 89.6% at March 31, 2011. On a same property basis, 90.4% of the commercial portfolio was leased, an increase from the prior year level of 90.2%. The Clarendon Center apartments were 98.0% leased at March 31, 2012.

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. In conjunction with the purchase of Metro Pike Center, and the assumption of the related variable-rate mortgage loan, the Company assumed an interest-rate swap agreement with a $16.2 million notional amount to manage the interest rate risk associated with the loan. The swap agreement was effective as of the closing date, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. The aggregate fair value of these swaps at March 31, 2012 was approximately $4.7 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2012, the Company had variable rate indebtedness totaling $19.1 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2012 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $200,000, based on those balances. As of March 31, 2012, the Company had fixed-rate indebtedness totaling $803.2 million with a weighted average interest rate of 6.04%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2012 had been one percent higher, the fair value of those debt instruments on that date would have been approximately $44.0 million less than the carrying value.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2011 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2012 dividend distribution acquired 135,702 shares of common stock at a price of $34.44 per share.

The B. F. Saul Real Estate Investment Trust, an entity affiliated with B. Francis Saul II, acquired 151,392 shares of common stock at an average price of $38.68 in open market trades during the period from March 13, 2012 through March 30, 2012.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restate Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

	(d)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, as amended, dated March 26, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 27, 2008, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Deposit Agreement, dated March 27, 2008, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4.1 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(c)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the

Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2011 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference.

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

(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Promissory Note, dated as of March 23, 2011, by Clarendon Center LLC to The Prudential Life Insurance Company of America as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(p)	Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(q)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (c) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

(r)	Purchase Agreement, dated as of August 9, 2011, by and among the Company, Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust and filed as Exhibit 10.(r) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(s)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Cranberry Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(a) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(t)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Kentlands Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(b) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(u)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Severna Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(c) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties (filed herewith).

101.		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements, tagged as blocks of text as filed herewith. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: May 3, 2012	/s/ B. Francis Saul III
B. Francis Saul III, President

Date: May 3, 2012	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: May 3, 2012	/s/ Joel A. Friedman
Joel A. Friedman
Senior Vice President, Chief Accounting Officer
(principal accounting officer)