Form 10-Q
period 2012-09-30
SAUL CENTERS INC
filed 2012-11-02
CIK 907254

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2012

Commission File Number 1-12254

SAUL CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1833074
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Bethesda, Maryland 20814

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code(301) 986-6200

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

Number of shares of common stock, par value $0.01 per share outstanding as of October 31, 2012: 19.9 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate investments
Land	$323,723	$324,183
Buildings and equipment	1,101,339	1,092,533
Construction in progress	1,422	1,129

	1,426,484	1,417,845
Accumulated depreciation	(346,426)	(326,397)

	1,080,058	1,091,448
Cash and cash equivalents	33,498	12,323
Accounts receivable and accrued income, net	41,916	39,094
Deferred leasing costs, net	25,396	25,876
Prepaid expenses, net	6,367	3,868
Deferred debt costs, net	8,106	7,090
Other assets	5,106	12,870

Total assets	$1,200,447	$1,192,569

Liabilities
Mortgage notes payable	$827,963	$823,871
Revolving credit facility payable	—	8,000
Dividends and distributions payable	13,394	13,219
Accounts payable, accrued expenses and other liabilities	30,044	22,992
Deferred income	30,128	31,281

Total liabilities	901,529	899,363

Stockholders' equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,769,875 and 19,291,845 shares issued and outstanding, respectively	198	193
Additional paid-in capital	236,459	217,829
Accumulated deficit	(153,312)	(144,659)
Accumulated other comprehensive loss	(3,773)	(2,863)

Total Saul Centers, Inc. stockholders' equity	258,900	249,828

Noncontrolling interest	40,018	43,378

Total stockholders' equity	298,918	293,206

Total liabilities and stockholders' equity	$1,200,447	$1,192,569

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Base rent	$38,403	$34,390	$114,091	$101,280
Expense recoveries	7,576	6,994	22,741	21,211
Percentage rent	259	209	1,118	1,037
Other	1,296	1,285	4,208	3,862

Total revenue	47,534	42,878	142,158	127,390

Operating expenses
Property operating expenses	5,977	5,829	17,775	18,289
Provision for credit losses	168	595	761	1,628
Real estate taxes	5,546	4,743	16,928	13,881
Interest expense and amortization of deferred debt costs	12,322	11,250	37,660	32,714
Depreciation and amortization of deferred leasing costs	10,268	8,512	29,816	25,308
General and administrative	3,272	3,293	10,303	10,402
Predevelopment expenses	1,870	—	1,870	—

Total operating expenses	39,423	34,222	115,113	102,222

Operating income	8,111	8,656	27,045	25,168
Acquisition related costs	—	(2,439)	—	(2,513)
Change in fair value of derivatives	17	(217)	(2)	(1,374)
Gain on sale of property	1,057	—	1,057	—
Gain on casualty settlement	219	—	219	198

Net Income	9,404	6,000	28,319	21,479

Noncontrolling interest
Income attributable to noncontrolling interests	(1,456)	(496)	(4,428)	(2,268)

Net income attributable to Saul Centers, Inc.	7,948	5,504	23,891	19,211
Preferred dividends	(3,785)	(3,785)	(11,355)	(11,355)

Net income available to common stockholders	$4,163	$1,719	$12,536	$7,856

Per share net income available to common stockholders
Basic and diluted:	$0.21	$0.09	$0.64	$0.42

Dividends declared per common share outstanding	$0.36	$0.36	$1.08	$1.08

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$9,404	$6,000	$28,319	$21,479

Other comprehensive income
Change in unrealized gain (loss) on cash flow hedge	(321)	(3,449)	(1,231)	(2,906)

Total comprehensive income	9,083	2,551	27,088	18,573

Comprehensive income (loss) attributable to noncontrolling interests	1,363	(276)	4,107	1,617

Total comprehensive income attributable to Saul Centers, Inc.	7,720	2,827	22,981	16,956

Preferred dividends	(3,785)	(3,785)	(11,355)	(11,355)

Total comprehensive income (loss) available to common stockholders	$3,935	$(958)	$11,626	$5,601

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2011	$179,328	$193	$217,829	$(144,659)	$(2,863)	$249,828	$43,378	$293,206

Issuance of 478,030 shares of common stock:
453,428 shares pursuant to dividend reinvestment plan	—	4	17,130	—	—	17,134	—	17,134
24,602 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	1	1,500	—	—	1,501	—	1,501
Net income	—	—	—	23,891	—	23,891	4,428	28,319
Unrealized loss on cash flow hedge	—	—	—	—	(910)	(910)	(321)	(1,231)
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(21,189)	—	(21,189)	(7,467)	(28,656)

Balance, September 30, 2012	$179,328	$198	$236,459	$(153,312)	$(3,773)	$258,900	$40,018	$298,918

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$28,319	$21,479
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	2	1,374
Gain on sale of property	(1,057)	—
Gain on casualty settlement	(219)	(198)
Depreciation and amortization of deferred leasing costs	29,816	25,308
Amortization of deferred debt costs	1,181	1,146
Non cash compensation costs of stock grants and options	802	806
Provision for credit losses	761	1,628
Increase in accounts receivable and accrued income	(3,110)	(3,396)
Additions to deferred leasing costs	(3,826)	(3,747)
Decrease in prepaid expenses	(2,499)	(2,819)
(Increase) decrease in other assets	7,764	(5,500)
Increase in accounts payable, accrued expenses and other liabilities	1,975	3,946
Increase (decrease) in deferred income	(953)	111

Net cash provided by operating activities	58,956	40,138

Cash flows from investing activities:
Acquisitions of real estate investments	—	(170,100)
Additions to real estate investments	(8,410)	(8,127)
Additions to development and redevelopment projects	(4,853)	(19,640)
Proceeds from sale of property	1,888	—
Proceeds from casualty settlement	1,702	1,004

Net cash used in investing activities	(9,673)	(196,863)

Cash flows from financing activities:
Proceeds from mortgage notes payable	83,500	236,410
Repayments on mortgage notes payable	(79,408)	(121,781)
Proceeds from revolving credit facility	—	16,000
Repayments on revolving credit facility	(8,000)	(8,000)
Additions to deferred debt costs	(2,197)	(923)
Proceeds from the issuance of:
Common stock	17,833	21,309
Partnership units	—	49,589
Distributions to:
Series A preferred stockholders	(6,000)	(6,000)
Series B preferred stockholders	(5,355)	(5,355)
Common stockholders	(21,014)	(20,195)
Noncontrolling interest	(7,467)	(5,850)

Net cash provided by (used in) financing activities	(28,108)	155,204

Net increase (decrease) in cash and cash equivalents	21,175	(1,521)
Cash and cash equivalents, beginning of period	12,323	12,968

Cash and cash equivalents, end of period	$33,498	$11,447

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

As of September 30, 2012, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), seven mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2012, 34 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (5.0%), a tenant at ten Shopping Centers, and Safeway (2.7%), a tenant at eight Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the nine months ended September 30, 2012.

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

Notes to Consolidated Financial Statements (Unaudited)

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $880,000 and $671,000 at September 30, 2012 and December 31, 2011, respectively.

In addition to rents due currently, accounts receivable includes approximately $34.2 million and $31.0 million, at September 30, 2012 and December 31, 2011, respectively, net of allowance for doubtful accounts totaling $79,000 and $63,000 respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. As of September 30, 2012, no properties were classified as held for sale.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Construction In Progress

Construction in progress includes preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress totaled $1.4 million and $1.1 million as of September 30, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $8.1 million and $7.1 million, net of accumulated amortization of $3.9 million and $6.9 million, at September 30, 2012 and December 31, 2011, respectively.

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

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $25.4 million and $25.9 million, net of accumulated amortization of $15.9 million and $14.7 million, as of September 30, 2012 and December 31, 2011, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $4.3 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Predevelopment Expenses

In connection with the potential repositioning of Van Ness Square, the Company has recently entered into arrangements with various tenants which effectively accelerated the termination of the tenant leases. Costs incurred by the Company related to those arrangements are included in “Predevelopment Expenses” in the Statement of Operations.

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

Notes to Consolidated Financial Statements (Unaudited)

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

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If such carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management's projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the nine months ended September 30, 2012 and 2011.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $18,600 and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. The depreciation

Notes to Consolidated Financial Statements (Unaudited)

component included in depreciation and amortization expense in the consolidated statements of operations totaled $25.5 million and $22.1 million for the nine months ended September 30, 2012 and 2011, respectively. Repairs and maintenance expense, included in property operating expenses, for the nine months ended September 30, 2012 and 2011, was $7.0 million and $7.8 million, respectively.

Revenue Recognition

Rental and interest income are accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs and are recognized in the period when the expenses are incurred. Rental income based on a tenant's revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.

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

The Company has a stock plan, which was originally approved in 2004 and amended in 2008 and which expires in 2018, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director's fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of September 30, 2012, 217,500 shares had been credited to the directors' deferred fee accounts.

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

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 74.1% common interest as of September 30, 2012. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest as reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest as reflected on the consolidated statements of operations represent earnings allocated to limited partnership interests held by the Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution. For the three and nine months ended September 30, 2012, the stock options issued in 2007, 2008 and 2011 are anti-dilutive and are therefore excluded from this measurement.

Basic and Diluted Shares Outstanding

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Weighted average common shares outstanding-Basic	19,721	18,893	19,561	18,774
Effect of dilutive options	63	44	51	69

Weighted average common shares outstanding-Diluted	19,784	18,937	19,612	18,843

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on operating results previously reported.

3. Real Estate Acquired and Sold

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

West Park

On July 25, 2012, the Company sold for $2.0 million the 77,000 square foot West Park shopping center in Oklahoma City, Oklahoma and recorded a $1.1 million gain. As of June 30, 2012, West Park was 11.7% leased and the carrying amounts of the associated assets and liabilities were $1.0 million and $207,000, respectively. There was no debt associated with the property.

Neither the sales price nor the gain we recognized was material to our results of operations and cash flows. The revenues, results of operations, assets, and liabilities of West Park also were not material to the Company’s financial position, results of operations or cash flows for any of the periods presented, and accordingly we have not reflected West Park as a discontinued operation.

4. Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

The Saul Organization holds a 25.9% limited partnership interest in the Operating Partnership represented by approximately 6.9 million convertible limited partnership units as of September 30, 2012. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the

Notes to Consolidated Financial Statements (Unaudited)

value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2012, 1.51 million units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization's approximately 25.9% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended September 30, 2012 and 2011, were approximately 26.7 million and 24.4 million, respectively, and for the nine months ended September 30, 2012 and 2011, were approximately 26.5 million and 24.3 million, respectively.

5. Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $828.0 million at September 30, 2012, of which approximately $813.0 million was fixed-rate debt and approximately $15.0 million was variable rate debt.

At September 30, 2012, the Company had a $175 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on May 20, 2016, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On September 30, 2012, no amounts were outstanding under the line, approximately $171.8 million was available under the line and approximately $224,000 was committed for letters of credit. Loans under the facility bear interest at a rate equal to the sum of LIBOR and a margin based on the Company’s leverage ratio, ranging from 160 basis points to 250 basis points. Based on the leverage ratio as of September 30, 2012, the margin would have been 190 basis points.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock bank term loan (approximately $7.5 million of the $15.0 million outstanding at September 30, 2012). The fixed-rate notes payable are all non-recourse debt except for $3.9 million of the Great Falls Center mortgage, 25% of the Metro Pike Center loan (approximately $4.0 million of the $15.8 million outstanding at September 30, 2012) and $27.6 million of the Clarendon Center mortgage, which will be eliminated upon the achievement of certain leasing and debt service covenants which are guaranteed by Saul Centers.

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

Notes to Consolidated Financial Statements (Unaudited)

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

At September 30, 2012, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
October 1 through December 31, 2012	$—	$5,197	$5,197
2013	70,131	19,376	89,507
2014	13,218	19,677	32,895
2015	15,077	20,209	35,286
2016	—	21,058	21,058
2017	—	22,311	22,311
Thereafter	472,892	148,817	621,709

	$571,318	$256,645	$827,963

Interest expense and amortization of deferred debt costs for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Interest incurred	$12,057	$11,383	$36,498	$33,361
Amortization of deferred debt costs	280	386	1,181	1,146
Capitalized interest	(15)	(519)	(19)	(1,793)

	$12,322	$11,250	$37,660	$32,714

6. Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations for the nine months ended September 30, 2012 and 2011 reflect noncontrolling interest of $4.4 million and $2.3 million, respectively, representing The Saul Organization’s share of net income for each period.

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

7. Related Party Transactions

The Chairman and Chief Executive Officer, the President, the Executive Vice President – Real Estate, and the Senior Vice President-Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $258,000 and $257,000 for the nine months ended September 30, 2012 and 2011, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2012 and 2011, the Company contributed $166,000 and $166,000, respectively, which is three times the amount deferred by employees and is included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.1 million and $1.9 million, at September 30, 2012 and December 31, 2011, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

Notes to Consolidated Financial Statements (Unaudited)

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2012 and 2011, which included rental expense for the Company’s headquarters lease, totaled approximately $4.6 million and $4.5 million, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of September 30, 2012 and December 31, 2011, accounts payable, accrued expenses and other liabilities included approximately $410,000 and $560,000, respectively, representing amounts due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The lease commenced in March 2002, was recently extended for five years through March 2017, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense was $650,000 and $706,000 for the nine months ended September 30, 2012 and 2011, respectively, and is included in general and administrative expense.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $228,000 and $204,000 for the nine months ended September 30, 2012 and 2011, respectively.

Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, the Company’s former president, whereby Mr. Saul III will provide certain consulting services to the Company as an independent contractor. Under the consulting agreement, Mr. Saul III will be paid at a rate of $60,000 per month. The consulting agreement includes certain noncompete, nonsolicitation and nondisclosure covenants, and has a term of up to two years, although the consulting agreement is terminable by the Company at any time.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2012:

Stock options issued

	Directors
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010	05/13/2011	05/04/2012		Subtotals

Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000		282,500
Vested	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000		282,500
Exercised	13,700	5,000	—	—	—	5,000	—	—	—		23,700
Forfeited	—	—	2,500	2,500	2,500	—	2,500	2,500	—		12,500
Exercisable at September 30, 2012	16,300	25,000	27,500	27,500	27,500	27,500	30,000	30,000	35,000		246,300
Remaining unexercised	16,300	25,000	27,500	27,500	27,500	27,500	30,000	30,000	35,000		246,300
Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29
Volatility	0.183	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348

Expected life (years)	5.0	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%

Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$244,388		$1,873,763
Forfeited options	—	—	—	—	—	—	—	—	—		—
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	222,950	287,950	297,375	—		1,629,375
Expensed in 2012	—	—	—	—	—	—	—	—	244,388	—	244,388
Future expense	—	—	—	—	—	—	—	—	—	—	—

	Officers
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	05/13/2011	05/04/2012		Subtotals			Grand Totals

Total grant	220,000	122,500	132,500	135,000	162,500	242,500		1,015,000			1,297,500
Vested	212,500	115,000	118,750	122,500	40,625	—		609,375			891,875
Exercised	211,585	51,025	26,375	—	3,750	—		292,735			316,435
Forfeited	7,500	7,500	13,750	12,500	30,000	130,000		201,250			213,750
Exercisable at September 30, 2012	915	63,975	92,375	122,500	36,875	—		316,640			562,940
Remaining unexercised	915	63,975	92,375	122,500	128,750	112,500		521,015			767,315

Exercise price	$24.91	$25.78	$33.22	$54.17	$41.82	$39.29
Volatility	0.175	0.183	0.207	0.233	0.330	0.315
Expected life (years)	7.0	7.0	8.0	6.5	8.0	8.0
Assumed yield	7.00%	5.75%	6.37%	4.13%	4.81%	5.28%
Risk-free rate	4.00%	4.05%	4.15%	4.61%	2.75%	1.49%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$1,277,794	$1,442,148		$5,017,165			$6,890,928
Forfeited options	11,325	17,925	35,100	—	252,300	813,800		1,130,450			1,130,450
Expensed in previous years	320,875	274,850	378,300	1,258,848	186,347	—		2,419,220			4,048,595
Expensed in 2012	—	—	—	—	211,553	65,453		277,006			521,394
Future expense	—	—	—	—	627,594	562,895	—	1,190,489			1,190,489
Weighted average term of remaining future expense			3.1 years

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	674,585	$40.40
Granted	277,500	39.29
Exercised	24,770	28.15	$365,500
Expired/Forfeited	160,000	39.76

Outstanding September 30	767,315	40.53	4,591,000

Exercisable at September 30	562,940	40.57	3,779,000

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 28, 2012, the closing share price of $44.40 was lower than the exercise price of options granted in 2007 and 2008 and, therefore, those options had no intrinsic value as of September 30, 2012. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 5.9 years and 4.8 years, respectively.

9. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.10% and 4.30%, would be approximately $883.6 million and $889.2 million, respectively, compared to the carrying value of $813.0 million and $808.8 million, at September 30, 2012 and December 31, 2011, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreements terminate on June 30, 2013 and July 1, 2020. As of September 30, 2012, the fair value of the interest-rate swaps was approximately $6.3 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception, of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Change in fair value:
Recognized in earnings	$17	$(217)	$(2)	$(1,374)
Recognized in other comprehensive income	(321)	(3,449)	(1,231)	(2,906)

	$(304)	$(3,666)	$(1,233)	$(4,280)

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

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended September 30, 2012
Real estate rental operations:
Revenue	$34,478	$12,996	$60	$47,534
Expenses	(7,548)	(4,143)	—	(11,691)

Income from real estate	26,930	8,853	60	35,843
Interest expense and amortization of deferred debt costs	—	—	(12,322)	(12,322)
Predevelopment expenses	—	(1,870)	—	(1,870)
General and administrative	—	—	(3,272)	(3,272)

Subtotal	26,930	6,983	(15,534)	18,379
Depreciation and amortization of deferred leasing costs	(6,487)	(3,781)	—	(10,268)
Gain on sale of property	—	—	1,057	1,057
Gain on casualty settlement	—	—	219	219
Change in fair value of derivatives	—	—	17	17

Net income (loss)	$20,443	$3,202	$(14,241)	$9,404

Capital investment	$4,633	$1,358	$—	$5,991

Total assets	$863,352	$302,261	$34,834	$1,200,447

Three months ended September 30, 2011
Real estate rental operations:
Revenue	$31,096	$11,764	$18	$42,878
Expenses	(7,558)	(3,609)	—	(11,167)

Income from real estate	23,538	8,155	18	31,711
Interest expense and amortization of deferred debt costs	—	—	(11,250)	(11,250)
General and administrative	—	—	(3,293)	(3,293)

Subtotal	23,538	8,155	(14,525)	17,168
Depreciation and amortization of deferred leasing costs	(5,404)	(3,108)	—	(8,512)
Change in fair value of derivatives	—	—	(217)	(217)
Acquisition related costs	—	—	(2,439)	(2,439)

Net income (loss)	$18,134	$5,047	$(17,181)	$6,000

Capital investment	$170,634	$2,119	$—	$172,753

Total assets	$876,431	$307,585	$12,509	$1,196,525

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2012
Real estate rental operations:
Revenue	$102,894	$39,155	$109	$142,158
Expenses	(22,702)	(12,762)	—	(35,464)

Income from real estate	80,192	26,393	109	106,694
Interest expense and amortization of deferred debt costs	—	—	(37,660)	(37,660)
Predevelopment expenses	—	(1,870)	—	(1,870)
General and administrative	—	—	(10,303)	(10,303)

Subtotal	80,192	24,523	(47,854)	56,861
Depreciation and amortization of deferred leasing costs	(19,166)	(10,650)	—	(29,816)
Gain on sale of property	—	—	1,057	1,057
Gain on casualty settlement	—	—	219	219
Change in fair value of derivatives	—	—	(2)	(2)

Net income (loss)	$61,026	$13,873	$(46,580)	$28,319

Capital investment	$8,105	$5,158	$—	$13,263

Total assets	$863,352	$302,261	$34,834	$1,200,447

Nine months ended September 30, 2011
Real estate rental operations:
Revenue	$94,057	$33,268	$65	$127,390
Expenses	(22,883)	(10,915)	—	(33,798)

Income from real estate	71,174	22,353	65	93,592
Interest expense and amortization of deferred debt costs	—	—	(32,714)	(32,714)
General and administrative	—	—	(10,402)	(10,402)

Subtotal	71,174	22,353	(43,051)	50,476
Depreciation and amortization of deferred leasing costs	(16,341)	(8,967)	—	(25,308)
Acquisition related costs	—	—	(2,513)	(2,513)
Gain on casualty settlement	—	—	198	198
Change in fair value of derivatives	—	—	(1,374)	(1,374)

Net income (loss)	$54,833	$13,386	$(46,740)	$21,479

Capital investment	$175,012	$22,855	$—	$197,867

Total assets	$876,431	$307,585	$12,509	$1,196,525

12. Subsequent Events

The Company has reviewed operating activities for the period subsequent to September 30, 2012 and prior to the date the financial statements are issued or are available to be issued, and determined the following subsequent event is required to be disclosed.

On October 1, 2012, the Company repaid in full the remaining balance of $23.4 million owed on its mortgage loan secured by 601 Pennsylvania Avenue, using available cash balances. The 16-year loan, which required principal and interest payments based on a 7.88% interest rate and 25 year principal amortization was prepaid without penalty pursuant to the terms of the mortgage loan.

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

General

The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2012.

Recent Developments

Effective as of September 4, 2012, B. Francis Saul III resigned from the office of President of the Company and from the Company’s Board of Directors to pursue other interests. Mr. Saul III’s resignation was not in connection with any disagreement with the Company about any matter. As of the same date, the Company entered into a consulting agreement with Mr. Saul III whereby Mr. Saul III will provide certain consulting services to the Company as an independent contractor. Under the consulting agreement, Mr. Saul III will be paid at a rate of $60,000 per month. The consulting agreement includes certain noncompete, nonsolicitation and nondisclosure covenants, and has a term of up to two years, although the consulting agreement is terminable by the Company at any time.

Also effective as of September 4, 2012, subject to ratification by the Board of Directors, Thomas H. McCormick was appointed to the offices of President and Chief Operating Officer and J. Page Lansdale was appointed to the office of Executive Vice President – Real Estate. Mr. McCormick had served as the Company’s Senior Vice President – General Counsel since February 2005. Currently, he also serves as Senior Vice President, Chief Financial Officer, General Counsel and a Director of the B. F. Saul Company; Vice President and General Counsel and Chief Financial Officer of the B. F. Saul Real Estate Investment Trust; and Director of Chevy Chase Trust Company and ASB Capital Management, LLC, each of which is affiliated with the Company. Mr. Lansdale had served as a Senior Vice President of the Company since 2009.

Effective as of September 20, 2012 and consistent with the Company’s bylaws, (i) the Nominating and Corporate Governance Committee of the Board recommended that Thomas H. McCormick be appointed to the Board seat vacated by Mr. Saul III to serve out the remainder of Mr. Saul III’s term, and (ii) the Board voted in favor of such appointment as well as the ratification of the officer appointments of Messrs. McCormick and Lansdale.

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

The Company's redevelopment and renovation objective is to selectively and opportunistically redevelop and renovate its properties, by replacing leases that have below market rents with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company's strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail redevelopments and renovations.

In connection with the potential repositioning of Van Ness Square, the Company has recently entered into arrangements with various tenants which effectively accelerated the termination of the tenant leases. Costs incurred by the Company related to those arrangements are included in “Predevelopment Expenses” in the Statement of Operations. Additional predevelopment expenses will be recognized in future periods as the potential repositioning of Van Ness Square continues to be evaluated. The Company has not committed to any definitive plan.

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

During the second quarter of 2012, the Company’s French Market property suffered significant roof damage during a hail storm. The Company is in the process of obtaining bids to repair the damage and estimates that the cost will be approximately $1.9 million, which is fully covered by insurance, subject to a $50,000 deductible. The Company recognized a gain of approximately $219,000, equal to the excess of the amount of estimated insurance proceeds over the carrying value of the replaced assets. All tenants remained open for business throughout the aftermath of the hail storm.

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

While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion. Vacancies continue to remain elevated compared to pre-recession levels; however, the Company’s overall leasing percentage on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, at September 30, 2012 increased to 91.1% from 89.9% at September 30, 2011, an increase in space leased of approximately 105,000 square feet, primarily caused by the leasing of a portion of the space vacated by major shopping center tenants in 2011.

Because of the Company’s conservative capital structure, its liquidity has not been significantly affected by the recent turmoil in the credit markets. The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. And, as of September 30, 2012, amortizing fixed-rate mortgage debt with staggered maturities from 2013 to 2027 represented approximately 98% of the Company’s notes payable, thus minimizing refinancing risk. As of September 30, 2012, the Company’s variable-rate debt consists of a bank term loan secured by the Northrock development. As of September 30, 2012, the Company has loan availability of approximately $171.8 million under its $175.0 million unsecured revolving line of credit.

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

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Commercial development projects are substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements.

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

Results of Operations

Three months ended September 30, 2012 compared to three months ended

September 30, 2011

Revenue

	Three months ended September 30,		2012 to 2011 Change
(Dollars in thousands)	2012	2011	Amount	%
Base rent	$38,403	$34,390	$4,013	11.7%
Expense recoveries	7,576	6,994	582	8.3%
Percentage rent	259	209	50	23.9%
Other	1,296	1,285	11	0.9%

Total revenue	$47,534	$42,878	$4,656	10.9%

Note:     (Dollars in thousands)

Base rent includes $1,110 and $700 for the three months ended September 30, 2012 and 2011, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $350 and $214, for the three months ended September 30, 2012 and 2011, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 10.9% in the three months ended September 30, 2012 (“2012 Quarter”) compared to the corresponding prior year’s quarter (“2011 Quarter”) primarily due to $3.9 million of aggregate revenue generated by Clarendon Center and the three shopping centers acquired in 2011 (collectively, the “New Properties”).

The increase in base rent and expense recoveries for the 2012 Quarter compared to the 2011 Quarter was generated primarily by the New Properties.

Operating Expenses

	Three months ended September 30,		2012 to 2011 Change
(Dollars in thousands)	2012	2011	Amount	%
Property operating expenses	$5,977	$5,829	$148	2.5%
Provision for credit losses	168	595	(427)	-71.8%
Real estate taxes	5,546	4,743	803	16.9%
Interest expense and amortization of deferred debt costs	12,322	11,250	1,072	9.5%
Depreciation and amortization of leasing costs	10,268	8,512	1,756	20.6%
General and administrative	3,272	3,293	(21)	-0.6%
Predevelopment expenses	1,870	—	1,870	N/M

Total operating expenses	$39,423	$34,222	$3,331	15.2%

Property operating expenses. The increase in property operating expenses for the 2012 Quarter is comprised primarily of $233,000 of increased expense related to the New Properties partially offset by lower expenses in the remainder of the portfolio.

Provision for credit losses. The provision for credit losses for the 2012 Quarter represents 0.35% of the Company’s revenue, a decline from 1.39% for the 2011 Quarter primarily due to the default in the 2011 Quarter of a significant anchor tenant.

Real estate taxes. The increase in real estate taxes for the 2012 Quarter was primarily due to an increase in property taxes charged by the District of Columbia and taxes related to the New Properties.

Interest expense and amortization of deferred debt. Interest expense increased in the 2012 Quarter compared to the 2011 Quarter primarily because of $1.1 million of interest expense on debt related to the New Properties, partially offset by lower interest expense on the balance of the Company’s debt.

Depreciation and amortization of leasing costs. The increase in depreciation and amortization to $10.3 million in the 2012 Quarter from $8.5 million in the 2011 Quarter was primarily due to $1.2 million of depreciation expense related to the New Properties.

Predevelopment expenses. Predevelopment expenses represent costs incurred, primarily lease termination costs, in preparation of the potential repositioning of Van Ness Square.

Nine months ended September 30, 2012 compared to Nine months ended

September 30, 2011

Revenue

	Nine months ended September 30,		2012 to 2011 Change
(Dollars in thousands)	2012	2011	Amount	%
Base rent	$114,091	$101,280	$12,811	12.6%
Expense recoveries	22,741	21,211	1,530	7.2%
Percentage rent	1,118	1,037	81	7.8%
Other	4,208	3,862	346	9.0%

Total revenue	$142,158	$127,390	$14,768	11.6%

Note:    (Dollars in thousands)

Base rent includes $3,400 and $2,629 for the nine months ended September 30, 2012 and 2011, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1,150 and $700, for the nine months ended September 30, 2012 and 2011, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 11.6% in the nine months ended September 30, 2012 (“2012 Period”) compared to the nine months ended September 30, 2011 (“2011 Period”) due to $14.0 million of aggregate revenue generated by the New Properties.

The increase in base rent and expense recoveries for the 2012 Period compared to the 2011 Period was generated primarily by the New Properties.

Operating Expenses

	Nine months ended September 30,		2012 to 2011 Change
(Dollars in thousands)	2012	2011	Amount	%
Property operating expenses	$17,775	$18,289	$(514)	-2.8%
Provision for credit losses	761	1,628	(867)	-53.3%
Real estate taxes	16,928	13,881	3,047	22.0%
Interest expense and amortization of deferred debt costs	37,660	32,714	4,946	15.1%
Depreciation and amortization of leasing costs	29,816	25,308	4,508	17.8%
General and administrative	10,303	10,402	(99)	-1.0%
Predevelopment expenses	1,870	—	1,870	N/M

Total operating expenses	$115,113	$102,222	$12,891	12.6%

Property operating expenses. The decrease in property operating expenses for the 2012 Period was primarily the result of reduced snow removal costs, partially offset by property operating expenses of the New Properties.

Provision for credit losses. The provision for credit losses for the 2012 Period represents 0.54% of total revenue, a decline from 1.28% for the 2011 Period primarily due to the 2011 bankruptcy of two major tenants and a local grocer.

Real Estate Taxes. The increase in real estate taxes for the 2012 Period was primarily due to an increase in property taxes charged by the District of Columbia and taxes related to the New Properties.

Interest expense and amortization of deferred debt costs. Interest expense increased in the 2012 Period from the 2011 Period primarily because of $3.4 million of interest on debt related to the New Properties and a $1.7 million reduction in the amount of capitalized interest, partially offset by lower interest expense on the balance of the Company’s debt.

Depreciation and amortization of leasing costs. Depreciation and amortization expense increased in the 2012 Period primarily due to $3.5 million of depreciation expense related to the New Properties, partially offset by a reduced depreciation and amortization expense on the remainder of the Company’s portfolio.

Predevelopment expenses. Predevelopment expenses represent costs incurred, primarily lease termination costs, in preparation of the potential repositioning of Van Ness Square.

Liquidity and Capital Resources

Cash and cash equivalents were $33.5 million and $11.4 million at September 30, 2012 and 2011, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine months ended September 30,
(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$58,956	$40,138
Net cash used in investing activities	(9,673)	(196,863)
Net cash provided by (used in) financing activities	(28,108)	155,204

Increase (decrease) in cash and cash equivalents	$21,175	$(1,521)

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Investing activities in the 2011 Period primarily reflect the development and construction costs of Clarendon Center and the acquisition of three shopping centers. Tenant improvement and property capital expenditures totaled $8.4 million and $8.1 million, for the nine months ended September 30, 2012 and 2011, respectively.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 primarily reflects:

•	the repayment of mortgage notes payable totaling $79.4 million;

•	revolving credit facility principal payments of $8.0 million;

•	payments of $2.2 million for debt financing costs;

•	distributions to common stockholders totaling $21.0 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $7.5 million; and

•	distributions made to preferred stockholders totaling $11.4 million,

which was partially offset by:

•	proceeds of $83.5 million received from mortgage notes payable; and

•

proceeds of $17.8 million from the issuance of common stock pursuant to our Dividend Reinvestment and Stock Purchase Plan (“DRIP”), directors’ Deferred Compensation Plan and the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2011 primarily reflects:

•	proceeds of $163.0 million received from mortgage notes payable;

•	proceeds of $60.0 million from secured bridge financing loans;

•	proceeds of $13.4 million received from construction loan draws;

•	proceeds of $16.0 million received from revolving credit facility draws;

•	proceeds of $55.8 million from an equity offering of common stock and limited partnership units in the Operating Partnership; and

•	proceeds of $15.1 million from the issuance of common stock pursuant to the DRIP, directors’ Deferred Compensation Plan and the exercise of stock options;

which was partially offset by:

•	the repayment of construction loans payable totaling $108.5 million;

•	the repayment of mortgage notes payable totaling $13.3 million;

•	the repayment of amounts borrowed under the revolving credit facility totaling $8.0 million;

•	distributions to common stockholders totaling $20.2 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $5.9 million;

•	distributions made to preferred stockholders totaling $11.4 million; and

•	payments of $923,000 for financing costs of mortgage notes payable.

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

As of September 30, 2012, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
October 1 through December 31, 2012	$—	$5,197	$5,197
2013	70,131	19,376	89,507
2014	13,218	19,677	32,895
2015	15,077	20,209	35,286
2016	—	21,058	21,058
2017	—	22,311	22,311
Thereafter	472,892	148,817	621,709

	$571,318	$256,645	$827,963

Management believes that the Company's capital resources, which at September 30, 2012 included cash balances of approximately $33.5 million and borrowing availability of approximately $174.8 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 446,742 and 331,677 shares under the DRIP at a weighted average discounted price of $37.79 and $41.95 per share, during the nine months ended September 30, 2012 and 2011, respectively. The Company also credited 6,687 and 5,982 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $37.79 and $41.97 per share, during the nine months ended September 30, 2012 and 2011, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company's current debt level, it is management's belief that the ratio of the Company's debt to total asset value was below 50% as of September 30, 2012.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that it may incur. The Board of Directors may, from time to time, reevaluate the Company's debt/capitalization strategy in light of current economic conditions, relative costs of capital, market values of the Company’s property portfolio, opportunities for acquisition, development or expansion, and such other factors as the Board of Directors then deems relevant. The Board of Directors may modify the Company’s debt/capitalization policy based on such a reevaluation without shareholder approval and consequently, may increase or decrease the Company's debt to total asset ratio above or below 50% or may waive the policy for certain periods of time. The Company selectively continues to refinance or renegotiate the terms of its outstanding debt in order to achieve longer maturities, and obtain generally more favorable loan terms, whenever management determines the financing environment is favorable.

The Company maintains an unsecured revolving credit facility which provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on May 20, 2016, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of September 30, 2012, approximately $171.8 million was available under the line and approximately $224,000 was committed for letters of credit. Loans under the facility bear interest at a rate equal to the sum of LIBOR and a margin, based on the Company’s leverage ratio, ranging from 160 basis points to 250 basis points. Based on the leverage ratio as of September 30, 2012, the margin would have been 190 basis points.

The facility requires the Company and its subsidiaries to maintain compliance with certain financial covenants. The material covenants require the Company, on a consolidated basis, to:

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

As of September 30, 2012, the Company was in compliance with all such covenants.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock bank term loan (approximately $7.5 million of the $15.0 million outstanding at September 30, 2012). The fixed-rate notes payable are all non-recourse debt except for $3.9 million of the Great Falls Center mortgage, 25% of the Metro Pike Center loan (approximately $4.0 million of the $15.8 million outstanding at September 30, 2012) and $27.6 million of the Clarendon Center mortgage, which will be eliminated upon the achievement of certain leasing and debt service requirements, which are guaranteed by Saul Centers.

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

On June 27, 2012, the Company entered into a commitment with a life insurance company for an $18 million non-recourse loan, to be secured by the Hampshire-Langley shopping center. The loan will have a 15 year term, scheduled principal amortization over 25 years, and an interest rate of 4.04%. The loan is scheduled to close during the fourth quarter of 2012, subject to customary loan closing conditions.

On October 1, 2012, the Company repaid in full the remaining balance of $23.4 million owed on its mortgage loan secured by 601 Pennsylvania Avenue, using available cash balances. The 15-year loan, which required principal and interest payments based on a 7.88% interest rate and 25 year principal amortization, was prepaid without penalty pursuant to the terms of the mortgage loan.

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

Funds From Operations

Funds From Operations (FFO)(1) available to common shareholders for the three and nine months ended September 30, 2012, totaled $14.6 million and $45.5 million, respectively, a 36.2% increase and a 29.1% increase over the three and nine months ended September 30, 2011, respectively. The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$9,404	$6,000	$28,319	$21,479
Subtract:
Gain on sale of property	(1,057)	—	(1,057)	—
Gain on casualty settlement	(219)	—	(219)	(198)
Add:
Real property depreciation and amortization	10,268	8,512	29,816	25,308

FFO	18,396	14,512	56,859	46,589
Subtract:
Preferred stock dividends	(3,785)	(3,785)	(11,355)	(11,355)

FFO available to common shareholders	$14,611	$10,727	$45,504	$35,234

Weighted average shares:
Diluted weighted average common stock	19,784	18,937	19,612	18,843
Convertible limited partnership units	6,914	5,416	6,914	5,416

Average shares and units used to compute FFO per share	26,698	24,353	26,526	24,259

(1)	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items, impairment charges on depreciable real estate assets and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what the Company believes occurs with its assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

Acquisitions and Redevelopments

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2011 and the nine months ended September 30, 2012.

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

As of September 30, 2012, 201,000 square feet of the commercial space (94.8%) (comprising of all of the retail space and 160,200 square feet (93.5%) of the office space) as well as 244 (100.0%) of the apartments, were leased.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in 2009 on a development that totals approximately 101,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of office space. Total construction and development costs, including land, lease-up and tenant improvement costs are projected to be approximately $26.5 million. As of September 30, 2012, 56,600 square feet of retail space and 23,200 square feet of office space, or approximately 81.8% of the existing space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 103,000 square feet of leasable area. Approximately 80.6% of the project was leased at September 30, 2012, including a 52,700 square foot Harris Teeter supermarket store, small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million.

4469 Connecticut Avenue

On February 17, 2011, the Company purchased for $1.7 million, including acquisition costs, approximately 3,000 square feet of retail space located adjacent to the Company’s Van Ness Square in Washington DC. The property is unoccupied.

Kentlands Square II

On September 23, 2011, the Company purchased for $74.5 million Kentlands Square II, and incurred acquisition costs of $1.1 million. Kentlands Square II is a 241,000 square foot neighborhood shopping center located in Gaithersburg, Maryland, in Montgomery County, the state’s most populous and affluent county. More than 38,000 households, with annual household incomes averaging over $114,000, are located within a three-mile radius of the center. As of September 30, 2012, the center is 95.8% leased and anchored by a 61,000 square foot Giant Food supermarket and a 104,000 square foot Kmart. The property is adjacent to the Company’s Kentlands Square I, which is anchored by Lowe’s Home Improvement, and Kentlands Place.

Severna Park MarketPlace

On September 23, 2011, the Company purchased for $61.0 million Severna Park MarketPlace, and incurred acquisition costs of $0.8 million. Severna Park MarketPlace is a 254,000 square foot neighborhood shopping center located in Severna Park, Maryland, in Anne Arundel County. More than 15,000 households, with annual household incomes averaging over $112,000, are located within a three-mile radius of the center. As of September 30, 2012, the center was 100% leased and anchored by a 63,000 square foot Giant Food supermarket and a 92,000 square foot Kohl’s.

Cranberry Square

On September 23, 2011, the Company purchased for $33.0 million Cranberry Square, and incurred acquisition costs of $0.5 million. Cranberry Square is a 140,000 square foot neighborhood shopping center located in Westminster, Maryland, in Carroll County. More than 12,000 households, with annual household incomes averaging over $72,000, are located within a three-mile radius of the center. As of September 30, 2012, the center was 91.2% leased and anchored by a 56,000 square foot Giant Food supermarket and a 24,000 square foot Staples.

Property Sales

West Park

On July 25, 2012, the Company sold for $2.0 million the 77,000 square foot West Park shopping center in Oklahoma City, Oklahoma and recorded a $1.1 million gain. As of June 30, 2012, West Park was 11.7% leased and the carrying amounts of the associated assets and liabilities were $1.0 million and $207,000, respectively. There was no debt associated with the property.

Neither the sales price nor the gain we recognized was material to our results of operations and cash flows. The revenues, results of operations, assets, and liabilities of West Park also were not material to the Company’s financial position, results of operations or cash flows for any of the periods presented, and accordingly we have not reflected West Park as a discontinued operation.

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed- Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed- Use
September 30, 2012	50	7	7,858,900	1,610,500	93.0%	84.0%
September 30, 2011	51	7	7,930,000	1,422,000	90.7%	84.3%

As of September 30, 2012, 91.6% of the commercial portfolio (all properties except Clarendon Center’s apartments) was leased, an increase from 89.7% at September 30, 2011. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, 91.1% of the commercial portfolio was leased, an increase from the prior year level of 89.9%. The Clarendon Center apartments were 100.0% leased at September 30, 2012.

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. In conjunction with the purchase of Metro Pike Center, and the assumption of the related variable-rate mortgage loan, the Company assumed an interest-rate swap agreement with a $16.2 million notional amount to manage the interest rate risk associated with the loan. The swap agreement was effective as of the closing date, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. The aggregate fair value of these swaps at September 30, 2012 was approximately $6.3 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2012, the Company had variable rate indebtedness totaling $15.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2012 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $150,000 based on those balances. As of September 30, 2012, the Company had fixed-rate indebtedness totaling $813.0 million with a weighted average interest rate of 5.88%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2012 had been one percent higher, the fair value of those debt instruments on that date would have been approximately $45.9 million less than the carrying value.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2011 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2012 dividend distribution acquired 122,283 shares of common stock at a price of $40.43 per share.

The B. F. Saul Real Estate Investment Trust, an entity affiliated with B. Francis Saul II, acquired 179,864 shares of common stock at an average price of $42.69 in open market trades during the period from July 2, 2012 through September 28, 2012.

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

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Credit Agreement, dated as of May 21, 2012, by and among Saul Holdings Limited Partnership as Borrower; Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger; JP Morgan Chase Bank, N.A., as Syndication Agent; and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders, as filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 21, 2012, is hereby incorporated by reference.

(k)	Guaranty, dated as of May 21, 2012, by and between Saul Centers, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 21, 2012, is hereby incorporated by reference.

(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Promissory Note, dated as of March 23, 2011, by Clarendon Center LLC to The Prudential Life Insurance Company of America as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(p)	Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(q)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (c) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

(r)	Purchase Agreement, dated as of August 9, 2011, by and among the Company, Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust and filed as Exhibit 10.(r) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(s)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Cranberry Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(a) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(t)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Kentlands Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(b) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(u)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Severna Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(c) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(v)	Consulting Agreement, dated as of September 4, 2012, by and among Saul Centers, Inc., its subsidiary entities and B. Francis Saul III (filed herewith).

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.	Schedule of Portfolio Properties (filed herewith).

101.	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date: November 2, 2012	/s/ Thomas H. McCormick
Thomas H. McCormick, President

Date: November 2, 2012	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: November 2, 2012	/s/ Joel A. Friedman
Joel A. Friedman
Senior Vice President, Chief Accounting Officer
(principal accounting officer)