Form 10-K
period 2012-12-31
SAUL CENTERS INC
filed 2013-03-13
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (301) 986-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	New York Stock Exchange

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

The number of shares of Common Stock, $0.01 par value, outstanding as of March 1, 2013 was 19,973,600.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 29, 2012 was $478.8 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following table lists the properties acquired, developed and/or disposed of by the Company since January 1, 2010.

Name of Property	Location	Type	Square Footage	Year of Acquisition/ Development/ Disposal
Acquisitions
11503 Rockville Pike	Rockville, MD	Shopping Center	20,000	2010
Metro Pike Center	Rockville, MD	Shopping Center	67,000	2010
4469 Connecticut Ave	Washington, D.C.	Mixed-Use	3,000	2011
Kentlands Square II	Gaithersburg, MD	Shopping Center	241,000	2011
Severna Park MarketPlace	Severna Park, MD	Shopping Center	254,000	2011
Cranberry Square	Westminster, MD	Shopping Center	141,000	2011
1500 Rockville Pike	Rockville, MD	Shopping Center	52,700	2012
5541 Nicholson Lane	Rockville, MD	Shopping Center	20,100	2012

Developments
Clarendon Center North	Arlington, VA	Mixed-Use	108,000	2010/2011
Clarendon Center South	Arlington, VA	Mixed-Use	294,000	2010/2011

Dispositions
Lexington	Lexington, KY	Shopping Center	314,500	2010
West Park	Oklahoma City, OK	Shopping Center	77,000	2012
Belvedere	Baltimore, MD	Shopping Center	54,900	2012

As of December 31, 2012, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties. Shopping Centers and Mixed-Use Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Organizational Structure

The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2012.

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

Management of the Current Portfolio Properties

The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 60 employees at its headquarters office and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.

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

It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that characteristics such as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Mixed-Use Properties generally are attractive and well maintained. The Shopping Centers and Mixed-Use Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. During 2012, 2011 and 2010, the Company developed two new shopping centers, Westview Village and Northrock and completed the construction of Clarendon Center, a mixed-use development containing ground floor retail, office and multi-family residential units. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.

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

The Company recently acquired two properties located along the Rockville Pike corridor in Montgomery County, Maryland. In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro Station. The property, which was 90.5% leased to multiple tenants at December 31, 2012, is zoned for up to 745,000 square feet of rentable mixed-use space. The Company intends to redevelop the site but has not committed to any redevelopment plan.

In December 2012, the Company purchased for $12.2 million, including acquisition costs, approximately 20,100 square feet of mixed-use space, which was 40.5% leased to multiple tenants, located on the east side of Rockville Pike and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 325,000 square feet of rentable mixed-use space for a total development potential of up to 622,000 square feet. The Company intends to redevelop the site but has not committed to any redevelopment plan or time table.

In 2011, the Company acquired three Giant Food-anchored shopping centers located in the Maryland suburbs of the Washington, D.C. and Baltimore metropolitan area. The three centers, Kentlands Square II, Severna Park MarketPlace and Cranberry Square, total 636,000 square feet of leasable area, of which 98% is leased. The $170.9 million purchase price, including acquisition costs, was financed with (1) $60.0 million from two bridge loans secured by Kentlands Square II and Cranberry Square; (2) a $38.0 million non-recourse permanent loan secured by Severna Park MarketPlace; (3) approximately $17.1 million in cash and borrowings from the Company’s revolving credit facility; and (4) $55.8 million from the issuance of equity to a related party.

In light of the limited amount of quality properties for sale and the escalated pricing of properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new Shopping Center and Mixed-Use Properties in the near future is uncertain. Because of the Company’s conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are located and market conditions improve. (See “Item 1. Business - Capital Policies”). It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.

In evaluating a particular redevelopment, renovation, acquisition, or development, management will consider a variety of factors, including (i) the location and accessibility of the property; (ii) the geographic area (with an emphasis on the Washington, D.C./Baltimore metropolitan area and the southeastern region of the United States) and demographic characteristics of the community, as well as the local real estate market, including potential for growth and potential regulatory impediments to development; (iii) the size of the property; (iv) the purchase price; (v) the non-financial terms of the proposed acquisition; (vi) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (vii) the “fit” of the property with the Company’s existing portfolio;

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

The Company recently completed negotiation of lease termination agreements with the tenants of Van Ness Square and expects the building will be vacant on or about April 30, 2013. Costs incurred related to those termination arrangements are being amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012 and are expected to total approximately $3.3 million over the first two quarters of 2013. The Company intends to develop a primarily residential project with street-level retail and will recognize additional predevelopment expenses in future periods when the existing improvements of Van Ness Square and the adjacent 4469 Connecticut Avenue are demolished, the timing of which is uncertain and dependent on the issuance of various governmental approvals and permits.

During the second quarter of 2012, the Company’s French Market property suffered roof damage during a hail storm. The Company is in the process of obtaining bids to repair the damage and estimates that the cost will be approximately $2.2 million, which is fully covered by insurance, subject to a $50,000 deductible. The Company recognized a gain of approximately $219,000, equal to the excess of the amount of estimated insurance proceeds over the carrying value of the replaced assets. All tenants remained open for business throughout the aftermath of the hail storm.

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and mixed-use properties in the Washington, D.C./Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographic area.

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

Dispositions

In 2012, the Company sold for $2.0 million the 77,000 square foot West Park shopping center in Oklahoma City, Oklahoma and recognized a $1.1 million gain and sold for $4.0 million the 54,900 square feet Belvedere shopping center in Baltimore, Maryland and recognized a gain of $3.4 million.

In 2010, the Company sold its Lexington property for $8.1 million and recognized a gain of $3.6 million.

The Company may elect to dispose of other properties if, based upon management’s periodic review of the Company’s portfolio, the Board of Directors determines that such action would be in the best interest of the Company’s stockholders.

Capital Policies

The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2012.

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

Employees

As of March 1, 2013, the Company employed approximately 60 persons at its headquarters office, including seven leasing officers. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

Recent Developments

After several challenging years in the financial and real estate markets, there have been recent signs of economic improvement. During the last several quarters, the Company has seen modestly improved retail sales and retail leasing activity across its portfolio; however, rents remain under pressure. Office space demand throughout the Company’s properties slowed during 2012 and early 2013, primarily due to uncertainty surrounding federal government spending levels.

While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion. Vacancies continue to remain elevated compared to pre-recession levels; however, the Company’s overall leasing percentage on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, at December 31, 2012 increased to 91.9% from 90.7% at December 31, 2011, an increase in space leased of approximately 107,000 square feet, primarily caused by the leasing of a portion of the space vacated by major shopping center tenants in 2011.

In February 2013, Saul Centers sold, in an underwritten public offering, 5.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock, providing net cash proceeds of approximately $134.8 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accumulated dividends to but not including the redemption date, on or after February 12, 2018. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The first dividend is scheduled to be paid on April 15,

2013 and cover the period from February 12, 2013 through March 31, 2013. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. The proceeds from the offering were used to (a) partially redeem the Company’s 8% Series A Cumulative Redeemable Preferred Stock and related depositary shares and (b) redeem in full all of the Company’s 9% Series B Cumulative Redeemable Preferred Stock and related depositary shares.

The Company had access to debt and preferred equity at attractive terms and pricing during 2012 and early 2013. The Company maintains a ratio of total debt to total asset value of under 50%, which allows it to obtain additional secured borrowings if necessary. And, as of December 31, 2012, amortizing fixed-rate mortgage debt with staggered maturities from 2013 to 2027, represented approximately 93.6% of the Company’s notes payable, thus minimizing refinancing risk. The Company has two fixed-rate debt maturities scheduled for 2013, one of which was refinanced on February 27, 2013. Management currently expects to repay in full the $6.8 million remaining balance on the second loan on or before its maturity in July 2013. The floating-rate debt of the Company is comprised of a $14.9 million loan secured by Northrock shopping center, which was refinanced on February 27, 2013 and $38.0 million outstanding under the $175.0 million unsecured revolving credit facility.

Acquisition and Development Activity

A significant contributor to the Company’s recent growth in its Shopping Center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2010 through February 28, 2013, the Company acquired eight operating neighborhood shopping center properties. Since January 1, 2010, the Company’s leasable area has grown by approximately 13.1% (1.1 million square feet), from 8.4 million square feet to approximately 9.5 million square feet.

2012 / 2011 / 2010 Acquisitions, Developments and Redevelopments

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company has an approved site plan to develop a grocery-anchored neighborhood shopping center totaling approximately 160,000 square feet. Capital One Bank operates a branch on the site and the Company previously executed a lease with CVS. During 2012, the Company completed site work for two pads, constructed a 6,500 square foot building that has been leased to a restaurant and CVS constructed a 13,000 square foot pharmacy building. Both facilities have opened for business and the cost to the Company was approximately $3.0 million. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Clarendon Center

In late 2010, the Company substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million upon the completion of final office tenant improvements. As of December 31, 2012, 208,900 square feet (97.9%) of the commercial space (comprising of all of the retail space and 167,200 square feet (97.4%) of the office space) as well as 244 apartments (100.0%), were leased.

Westview Village

In November 2007, the Company purchased for $5.0 million, a 10.4 acre site in the Westview development on Buckeystown Pike (MD Route 85) in Frederick, Maryland. Construction was substantially completed in 2009 on a development that totals approximately 98,000 square feet of commercial space, including 60,000 square feet of retail shop space, 11,000 square feet of retail pads and 30,000 square feet of office space. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $26.5 million. As of December 31, 2012, 56,600 square feet of retail space and 26,700 square feet of office space, or approximately 85.4% of the total space, had been leased.

Northrock

In January 2008, the Company purchased for $12.5 million, approximately 15.4 acres of undeveloped land in Warrenton, Virginia, located at the southwest corner of the U. S. Route 29/211 and Fletcher Drive intersection. The Company constructed Northrock shopping center, a neighborhood shopping center totaling approximately 100,000 square feet of leasable area. Approximately 80.6% of the project was leased at December 31, 2012, including a 52,700 square foot Harris Teeter supermarket store, 27,800 square feet of small shop space, and pad leases with Capital One Bank and Longhorn Steakhouse. Total construction and development costs, including land, lease-up and tenant improvement costs, are projected to be approximately $27.9 million.

Seven Corners

During 2010, the Company expanded the Seven Corners shopping center by approximately 6,000 square feet. Red Robin Gourmet Burgers opened in November 2010 in a newly-constructed, free-standing building. The Company also completed construction of parking lot, landscaping and site lighting improvements to enhance the common areas.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.6 million, including acquisition costs, approximately 20,000 square feet of retail space located on the east side of Rockville Pike (Route 355), near the White Flint Metro Station in Montgomery County, Maryland. The property, which was fully leased to two tenants at December 31, 2012, is zoned for up to 297,000 square feet of rentable mixed use space. The Company intends to redevelop the property but has not committed to any redevelopment plan or time table.

Metro Pike Center

On December 17, 2010, the Company purchased for $34.3 million, including acquisition costs, approximately 67,000 square feet of retail space located on the west side of Rockville Pike (Route 355) near the White Flint Metro Station in Montgomery County, Maryland. The property was acquired subject to the assumption of a $16.2 million mortgage loan and a corresponding interest rate swap with a fair value of $0.5 million. The property, which was 83.6% leased at December 31, 2012, is zoned for up to 807,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

4469 Connecticut Ave

On February 17, 2011, the Company purchased for $1.7 million, including acquisition costs, approximately 3,000 square feet of retail space located adjacent to the Company’s Van Ness Square in Washington D.C. The property is unoccupied and will be included in the project to redevelop Van Ness Square.

Kentlands Square II

On September 23, 2011, the Company purchased for $74.5 million Kentlands Square II, and incurred acquisition costs of $1.1 million. Kentlands Square II is a 241,000 square foot neighborhood shopping center located in Gaithersburg, Maryland, in Montgomery County, the state’s most populous and affluent county. More than 38,000 households, with annual household incomes averaging over $114,000, are located within a three-mile radius of the center. The center was constructed in 1993, is 95.8% leased and is anchored by a 61,000 square foot Giant Food supermarket and a 104,000 square foot Kmart. The property is adjacent to the Company’s Kentlands Square I, which is anchored by Lowe’s Home Improvement and Kentlands Place.

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

Cranberry Square

On September 23, 2011, the Company purchased for $33.0 million Cranberry Square, and incurred acquisition costs of $0.5 million. Cranberry Square is a 140,000 square foot neighborhood shopping center located in Westminster, Maryland, in Carroll County. More than 12,000 households, with annual household incomes averaging over $72,000, are located within a three-mile radius of the center. The center was constructed in 1991, is 92.2% leased and is anchored by a 56,000 square foot Giant Food supermarket and a 24,000 square foot Staples.

1500 Rockville Pike

In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro Station. The property, which was 90.5% leased to multiple tenants at December 31, 2012, is zoned for up to 745,000 square feet of rentable mixed-use space. The Company intends to redevelop the site but has not committed to any redevelopment plan or time table.

5541 Nicholson Lane

In December 2012, the Company purchased for $12.2 million, including acquisition costs, approximately 20,100 square feet of mixed-use space, which was 40.5% leased to multiple tenants, located on the east side of Rockville Pike and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of rentable mixed-use space for a total development potential of up to 622,000 square feet. The Company intends to redevelop the site but has not committed to any redevelopment plan or time table.

Van Ness Square

The Company recently completed negotiation of lease termination agreements with the tenants of Van Ness Square and expects the building will be vacant on or about April 30, 2013. Costs incurred related to those termination arrangements are being amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012 and are expected to total approximately $3.3 million over the first two quarters of 2013. The Company intends to develop a primarily residential project with street-level retail and will recognize additional predevelopment expenses in future periods when the existing improvements of Van Ness Square and the adjacent 4469 Connecticut Avenue are demolished, the timing of which is uncertain and dependent on the issuance of various governmental approvals and permits.

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

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 5.0% of our total revenue for the year ended December 31, 2012. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

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

Influence of Officers, Directors and Significant Stockholders.

Three of our executive officers, Mr. Saul, and our President, Thomas H. McCormick, and our Executive Vice President-Real Estate, J. Page Lansdale, are members of The Saul Organization, and persons associated with The Saul Organization constitute four of the 14 members of our Board of Directors. In addition, as of December 31, 2012, Mr. Saul had the potential to exercise control over 8,696,000 shares of our common stock representing 43.8% of our issued and outstanding shares of common stock. Mr. Saul also beneficially owned, as of December 31, 2012, 6,914,000 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2012, Mr. Saul and members of The Saul Organization owned common stock representing approximately 36.0% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2012, 987,000 of the 6,914,000 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. Saul and members of The Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.

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

Management Time.

Our Chief Executive Officer, President, Executive Vice President-Real Estate and Senior Vice President-Chief Accounting Officer are also officers of various entities of The Saul Organization. Although we believe that these officers spend sufficient management time to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer will spend less than a majority of his management time on Company matters, while our President, Executive Vice President-Real Estate and Senior Vice President-Chief Accounting Officer may or may not spend less than a majority of their time on our matters.

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

Shared Services.

We share with The Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2012, are charges totaling $6.0 million, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by The Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and The Saul Organization, we have not obtained a third party appraisal of the value of these services.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of The Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $373,000 for the year ended December 31, 2012.

Related Party Rents.

We sublease space for our corporate headquarters from a member of The Saul Organization, the building of which is owned by another member of The Saul Organization. The lease commenced in March 2002, was extended for five years through March 2017, and provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2012 was $850,000. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

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

As of December 31, 2012, we had approximately $827.8 million of debt outstanding, $774.9 million of which was long-term fixed-rate debt secured by 35 of our properties and $52.9 million of which was variable-rate debt due under a secured bank loan ($14.9 million) and our revolving credit facility ($38.0 million).

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

In addition, our line of credit requires us and our subsidiaries to satisfy financial covenants. The material financial covenants require us, on a consolidated basis, to:

•	maintain tangible net worth, as defined in the loan agreement, of at least $503.3 million plus 80% of the Company’s net equity proceeds received after May 2012;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.0x on a trailing four-quarter basis (interest expense coverage);

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.3x on a trailing four-quarter basis (fixed charge coverage); and

•	limit the amount of variable rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt.

As of December 31, 2012, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

As of December 31, 2012, Mr. Saul and members of The Saul Organization owned common stock representing approximately 36.0% in value of all our issued and outstanding equity securities. In addition, members of The Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until The Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

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

On May 28, 2003, the President signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003 (as extended by subsequent legislation, which we refer to collectively as the Acts). Under the Acts, the maximum tax rate on the long-term capital gains of non-corporate taxpayers was reduced to 15% (applicable to sales occurring from May 7, 2003 through December 31, 2012). The Acts also reduced the tax rate on “qualified dividend income” to the maximum capital gains rate and reduced the maximum tax rate on ordinary income to 35%. Because, as a REIT, we are not generally subject to tax on the portion of our REIT taxable income or capital gains distributed to our stockholders, our distributions have generally not been eligible for the lower tax rate on dividends. As a result, our ordinary REIT dividends have generally been taxed at the higher tax rates applicable to ordinary income. The lower rates scheduled to expire in 2012 under the Acts were permanently extended by the American Taxpayer Relief Act of 2012 (which we refer to as the 2012 Relief Act). The 2012 Relief Act, however, does not extend all of the reduced rates for high-income taxpayers. Beginning January 1, 2013, in the case of married couples filing joint returns with taxable income in excess of $450,000, heads of households with taxable income in excess of $425,000, and other individuals with taxable income in excess of $400,000, the maximum rates on ordinary income are 39.6% (as compared to 35% prior to 2013) and the maximum rates on long-term capital gains and qualified dividend income are 20% (as compared to 15% prior to 2013). Estates and trusts have more compressed rate schedules. The changes enacted by the Acts (as modified by the 2012 Relief Act), or future legislation, could cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of the Company’s common stock.

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

Item 1B. Unresolved Staff Comments

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2012 that remain unresolved.

Item 2.	Properties

Overview

As of December 31, 2012, the Company is the owner, developer and operator of a real estate portfolio composed of 58 operating properties, totaling approximately 9.5 million square feet of gross leasable area (“GLA”), and two development parcels. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The portfolio is composed of 50 neighborhood and community Shopping Centers, and seven predominantly Mixed-Use Properties totaling approximately 7.9 million and 1.6 million square feet of GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty-three of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (5.0%), a tenant at ten Shopping Centers and Safeway (2.7%), a tenant at eight Shopping Centers, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2012. The average rent, calculated using annualized base rent for leased space as of December 31, 2012 and 2011, excluding residential, was $17.96 per square foot and $17.31 per square foot, respectively, for the Company’s Current Portfolio Properties.

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

In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2012 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,300 and 93,600, respectively. The 2012 average household income within the one- and three-mile radius of the Shopping Centers is approximately $112,400 and $114,000, respectively, compared to a national average of $68,200. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Center properties range in size from approximately 20,000 to 575,000 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 154,000 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty-three of the Shopping Centers are anchored by a grocery store.

Lease Expirations of Shopping Center Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2012, for each of the next ten years beginning with 2013, assuming that none of the tenants exercise renewal options and excluding an aggregate of 522,500 square feet of unleased space, which represented 6.6% of the GLA of the Shopping Centers as of December 31, 2012.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2013	801,450	sf	10.2%	$12,847,135	11.3%
2014	902,750		11.5%	16,930,769	14.9%
2015	804,644		10.2%	13,243,763	11.7%
2016	1,243,980		15.8%	14,096,323	12.4%
2017	861,598		10.9%	16,505,576	14.5%
2018	408,794		5.2%	6,412,468	5.6%
2019	424,532		5.4%	5,183,222	4.6%
2020	143,256		1.8%	2,895,798	2.5%
2021	158,754		2.0%	2,321,444	2.0%
2022	603,210		7.7%	6,831,873	6.0%
Thereafter	1,001,666		12.7%	16,352,247	14.4%

Total	7,354,634	sf	93.4%	$113,620,618	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2012 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

The Mixed-Use Properties

Six of the seven Mixed-Use Properties are located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 1.2 million square feet, comprised of 1.1 million and 131,000 square feet of office and retail space, respectively, and 244 apartments. The seventh Mixed-Use Property is located in Tulsa, Oklahoma and contains GLA of 197,000 square feet. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. Accordingly, management believes that the Washington, D.C. area mixed-use properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.

601 Pennsylvania Avenue is a nine-story, 227,000 square foot Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime location in downtown Washington, D.C. Washington Square at Old Town is a 235,000 square foot Class A mixed-use office/retail complex completed in 2000 and located on a two-acre site along Alexandria’s main street, North Washington Street, in historic Old Town Alexandria, Virginia. Avenel Business Park is a 391,000 square foot research park located in the suburban Maryland, I-270 biotech corridor. The business park consists of twelve one-story buildings built in six phases, completed between 1981 and 2000. Clarendon Center is a recently constructed mixed-use Class A commercial and residential project located at the Clarendon Metro station in Arlington County, Virginia. This development contains 171,500 square feet of office, 42,000 square feet of retail and 244 apartment units.

Crosstown Business Center is a 197,000 square foot flex office/warehouse property located in Tulsa, Oklahoma. The property is located in close proximity to Tulsa’s international airport and major roadways and has attracted tenants requiring light industrial and distribution facilities.

The economic downturn of the last five years has negatively affected retail and office property operating performance. While the impact in the Washington, D.C. metropolitan area, where the majority of the Company’s properties are located, has generally been less severe, issues facing the Federal government relating to spending cuts and budget policies cloud our current economic recovery with uncertainty. Overall operating trends have been encouraging, but both retail and office real estate fundamentals continue to be vulnerable to adverse developments in the housing and public and private sector job markets.

The Company recently completed negotiation of lease termination agreements with the tenants of Van Ness Square and expects the building will be vacant on or about April 30, 2013. Costs incurred related to those termination arrangements are being amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012 and are expected to total approximately $3.3 million over the first two quarters of 2013. The Company intends to develop a primarily residential project with street-level retail and will recognize additional predevelopment expenses in future periods when the existing improvements of Van Ness Square and the adjacent 4469 Connecticut Avenue are demolished, the timing of which is uncertain and dependent on the issuance of various governmental approvals and permits.

Lease Expirations of Mixed-Use Properties

The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2012, for each of the next ten years beginning with 2013, assuming that none of the tenants exercise renewal options and excluding an aggregate of 245,100 square feet of unleased office and retail space, which represented 17.2% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2012.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2013	176,835	sf	12.4%	$3,909,384	10.9%
2014	234,604		16.5%	9,680,872	27.1%
2015	63,056		4.4%	1,659,700	4.6%
2016	141,045		9.9%	3,293,279	9.2%
2017	115,077		8.1%	1,983,124	5.6%
2018	44,491		3.1%	1,470,047	4.1%
2019	38,842		2.7%	1,747,461	4.9%
2020	98,829		6.9%	1,463,617	4.1%
2021	75,417		5.3%	3,888,164	10.9%
2022	75,559		5.3%	2,484,204	7.0%
Thereafter	114,615		8.1%	4,134,620	11.6%

Total	1,178,370	sf	82.8%	$35,714,472	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2012 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.

As of December 31, 2012, the Company had 244 apartment leases, 233 of which will expire in 2013, nine of which will expire in 2014, and two of which will expire in 2015. Annual base rent due under these leases is $7.1 million, $241,000, and $72,000 for the years ending December 31, 2013, 2014 and 2015, respectively.

Current Portfolio Properties

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2012

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)		Anchor / Significant Tenants
					Dec-12	Dec-11
Shopping Centers
Ashburn Village	Ashburn, VA	221,273	1994/00/01/02/06	26.4	92%	88%	Giant Food, Hallmark Cards, McDonalds, Burger King, Dunkin Donuts, Kinder Care
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	Capital One Bank, CVS Pharmacy, All American Steakhouse
Beacon Center	Alexandria, VA	358,015	1972 (1993/99/07)	32.3	100%	100%	Lowe’s Home Improvement Center, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s, Chipotle
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	BJ’s Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	87%	80%	Publix, Wachovia Bank, Jaco Hybrid Training, Subway
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	100%	Panera Bread, Party City, Petco
Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	99%	99%	Safeway, Ross Dress For Less, Family Dollar, Advance Auto. McDonalds, Wendy’s, Chuck E Cheese’s
Broadlands Village	Ashburn, VA	159,734	2003/4/6	24.0	85%	91%	Safeway, The All American Steakhouse, Bonefish Grill, Starbucks, LA Boxing
Countryside Marketplace	Sterling, VA	141,696	2004	16.0	92%	90%	Safeway, CVS Pharmacy, Starbucks, McDonalds
Cranberry Square	Westminster, MD	141,569	2011	18.9	92%	91%	Giant Food, Staples, Party City, Pier 1 Imports, Jos A Banks, Wendy’s’, Giant Gas
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	84%	88%	Publix, Subway
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	Capital One Bank
French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	87%	94%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Lakeshore Learning Center, Alfred Angelo, Dollar Tree
Germantown	Germantown, MD	27,241	1992	2.7	81%	82%	Jiffy Lube
Giant	Milford Mill, MD	70,040	1972 (1990)	5.0	94%	94%	Giant Food
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	96%	96%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Eastern	District Heights, MD	255,398	1972 (1995)	31.9	75%	98%	Fresh World, Pep Boys, Big Lots, No Excuse Workout
Great Falls Center	Great Falls, VA	91,666	2008	11.0	98%	95%	Safeway, CVS Pharmacy, Capital One Bank, Starbucks, Subway, Walpole Woodworkers
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	98%	Expo E Mart, Radio Shack, Starbucks, Footlocker, Chuck E. Cheese’s
Hunt Club Corners	Apopka, FL	101,522	2006	13.1	94%	94%	Publix, Walgreens, Radio Shack, Hallmark
Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	93%	90%	Publix, Carrabas Italian Grill
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s Home Improvement Center, Chipotle
Kentlands Square II	Gaithersburg, MD	240,683	2011	22.3	96%	100%	Giant Food, Kmart, Party City, Panera Bread, Not Your Average Joe’s, Payless Shoes, Hallmark, Chick-Fil-A, Coal Fire Pizza
Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	100%	97%	Elizabeth Arden’s Red Door Salon, Bonefish Grill, Subway

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2012

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)		Anchor / Significant Tenants
					Dec-12	Dec-11
Shopping Centers (continued)
Lansdowne Town Center	Leesburg, VA	189,352	2006	23.4	93%	96%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joes, Starbucks, Velocity 5, Capital One Bank
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	95%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless
Lumberton Plaza	Lumberton, NJ	193,044	1975 (1992/96)	23.3	93%	76%	Bottom Dollar Food, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar, Retro Fitness, Big Lots
Metro Pike Center	Rockville, MD	67,488	2010	4.6	84%	76%	McDonalds, Jennifer Convertibles, Fed ExKinko’s, Dunkin Donuts, Seven Eleven
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	92%	91%	Giant Food, Giant Gas Station, Panera Bread, Starbucks, Five Guys, California Tortilla
Northrock	Warrenton, VA	99,789	2009	15.4	81%	81%	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza, Capital One Bank
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	96%	94%	Safeway, Advance Auto, Dollar Tree, Radio Shack, McDonalds, Wendy’s, Ledo’s Pizza
Olney	Olney, MD	53,765	1975 (1990)	3.7	94%	96%	Rite Aid, Olney Grill, Ledo’s Pizza, Popeye’s
Orchard Park	Dunwoody, GA	87,885	2007	10.5	92%	90%	Kroger, GNC, Subway
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	98%	94%	Albertson’s, Office Depot, Mimi’s Cafe, Toojay’s Deli
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	91%	93%	Giant Food, Starbucks
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010/2012	3.6	70%	100%	Staples, Casual Male
1500 Rockville Pike	Rockville, MD	52,681	2012	6.7	91%	na	Party City
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	97%	95%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	90%	95%	Seacoast Realty, Armand’s Pizza, Candy Kitchen, Turquoise Restaurant
Seven Corners	Falls Church, VA	574,831	1973 (1994-7/07)	31.6	100%	91%	The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, G Street Fabrics, Off-Broadway Shoes, JoAnn Fabrics, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy’s, Burlington Coat Factory
Severna Park Marketplace	Severna Park, MD	254,174	2011	20.6	100%	100%	Giant Food, Kohl’s, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonalds, Jos. A Banks, Radio Shack, Atlanta Bread Company, Five Guys, Unleashed
Shops at Fairfax	Fairfax, VA	68,762	1975 (1993/99)	6.7	100%	95%	Super H Mart
Smallwood Village Center	Waldorf, MD	173,281	2006	25.1	70%	68%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6	93%	83%	The Home Depot, Food Valu, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot
Southside Plaza	Richmond, VA	371,761	1972	32.8	92%	92%	Community Supermarket, Maxway, Citi Trends, City of Richmond, McDonalds, Burger King, Kool Smiles, Anna’s Linens
South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	88%	88%	Maxway, Big Lots, Emory Clinic, Deal$(Dollar Tree)
Thruway	Winston-Salem, NC	362,547	1972 (1997)	30.5	93%	87%	Harris Teeter, Trader Joe’s, Stein Mart, Talbots, Hanes Brands, Jos. A Banks, Bonefish Grill, Chico’s, Ann Taylor Loft, Coldwater Creek, Rite Aid, FedEx/Kinkos, Plow & Hearth, New Balance, Aveda Salon, Christies Hallmark, Carter’s Kids, McDonalds, Chick-Fil-A, Wells Fargo Bank, Francesca’s Collections, Great Outdoor Provision Company, White House / Black Market
Village Center	Centreville, VA	146,309	1990	17.2	99%	90%	Giant Food, Tuesday Morning, Starbucks, McDonalds, Pet Supplies Plus
Westview Village	Frederick, MD	97,611	2009	10.4	85%	57%	Mimi’s Cafe, Sleepy’s, Music & Arts, Firehouse Subs, CiCi’s Pizza, Café Rio, Regus
White Oak	Silver Spring, MD	480,676	1972 (1993)	28.5	100%	99%	Giant Food, Sears, Walgreens, Radio Shack, Boston Market, Sarku

	Total Shopping Centers	7,877,159		757.1	93.4%	91.6%

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2012

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)			Anchor / Significant Tenants
					Dec-12		Dec-11
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD	390,683	1981-2000	37.1	83%		80%	General Services Administration, SeraCare Life Sciences, Bio-Reference Laboratories, Inc, Direct Buy
Clarendon Center-North Block	Arlington, VA	108,387	2010	0.6	96%		86%	Pete’s New Haven Pizza, AT&T, BGR, Airline Reporting Corporation, Personnel Decisions
Clarendon Center-South Block	Arlington, VA	104,894	2010	1.3	44%		68%	Trader Joe’s, Circa, Burke Herbert Bank, Cannon Design, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One
Clarendon Center Residential-South Block (244 units)		188,671	2010		83%		86%
Crosstown Business Center	Tulsa, OK	197,127	1975 (2000)	22.4	77%		87%	Compass Group, Roxtec, Keystone Automotive, Freedom Express, Direct TV, Auto Panels Plus
601 Pennsylvania Ave.	Washington, DC	226,604	1973 (1986)	1.0	95%		95%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Pharmaceutical Care Management Assn., Capital Grille
Van Ness Square	Washington, DC	159,411	1973 (1990)	1.4	44%		67%	Office Depot, Pier One
Washington Square	Alexandria, VA	236,376	1975 (2000)	2.0	89%		92%	Vanderweil Engineering, AECOM, Freeman Decorating Services, Tauri Group, Cooper Carry, Bank of America, Marketing General, Alexandria Economic Development, Trader Joe’s, Fed Ex/Kinko’s, Talbots, Teaism Restaurant, Starbucks, The Business Bank

	Total Mixed-Use Properties	1,612,153		65.8	82.8	%(2)	85.8%

	Total Portfolio	9,489,312		822.9	91.7	%(2)	90.7%

Land and Development Parcels
Ashland Square Phase II	Manassas, VA		2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.

	Total Development Properties			52.8

(1)	Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments.
(2)	Total percentage leased is for commercial space only.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the Company’s shares of common stock were reported by the New York Stock Exchange for each quarter of 2012 and 2011 as follows:

Period	Share Price
	High	Low
October 1, 2012 – December 31, 2012	$45.34	$40.81
July 1, 2012 – September 30, 2012	$45.83	$40.59
April 1, 2012 – June 30, 2012	$43.32	$39.01
January 1, 2012– March 31, 2012	$40.62	$33.44

October 1, 2011 – December 31, 2011	$36.66	$32.26
July 1, 2011 – September 30, 2011	$41.72	$31.54
April 1, 2011 – June 30, 2011	$44.29	$37.16
January 1, 2011 – March 31, 2011	$48.40	$42.30

On March 1, 2013, the closing price was $44.34 per share.

Holders

The approximate number of holders of record of the common stock was 220 as of March 1, 2013.

Dividends and Distributions

Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2012 and 2011. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $38.1 million and $35.4 million in 2012 and 2011, respectively. Distributions to preferred stockholders were $15.1 million in both 2012 and 2011. See Notes to Consolidated Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.

The Company’s estimate of cash flow available for distributions is believed to be based on reasonable assumptions and represents a reasonable basis for setting distributions. However, the actual results of operations of the Company will be affected by a variety of factors, including but not limited to actual rental revenue, operating expenses of the Company, interest expense, general economic conditions, federal, state and local taxes (if any), unanticipated capital expenditures, the adequacy of reserves and preferred dividends. While the Company intends to continue paying regular quarterly distributions, any future payments will be determined solely by the Board of Directors and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution amounts required to maintain its status as a REIT under the Code, and such other factors as the Board of Directors deems relevant. We are obligated to pay regular quarterly distributions to holders of depositary shares of Series A preferred stock, 60% of which was redeemed on March 2, 2013, at the rate of $2.00 per annum per depositary share, to holders of depositary shares of Series B preferred stock at the rate of $2.25 per annum per depositary share through its March 15, 2013 redemption, and to holders of depositary shares of Series C preferred stock at the rate of $1.71875 per annum per depositary share beginning February 12, 2013, prior to distributions on the common stock.

The Company paid four quarterly distributions totaling $1.44 per common share during each of the years in the three-year period ended December 31, 2012. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. Of the $1.44 per common share dividend paid in 2012, 66% was treated as a taxable dividend and 34% was treated as a return of capital. Of the $1.44 per common share dividend paid in 2011, 50% was treated as a taxable dividend income and 50% was treated as a return of capital. Of the $1.44 per common share dividend paid in 2010, 70.0% was taxable dividend income and 30.0% was considered return of capital. No assurance can be given regarding what portion, if any, of distributions in 2013 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are treated as ordinary dividend income.

Acquisition of Equity Securities by The Saul Organization

Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2012, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) B. F. Saul Real Estate Investment Trust and B. F. Saul Company, for each of which Mr. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC and Dearborn, L.L.C., which are wholly-owned subsidiaries of either B. F. Saul Company or B. F. Saul Real Estate Investment Trust, acquired an aggregate of 118,513 shares of common stock at an average price of $42.23 per share, in respect of the October 31, 2012 dividend distribution.

No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph

Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on January 1, 2008.

Item 6. Selected Financial Data

The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008

Operating Data:

Total revenue	$190,092	$173,878	$163,108	$160,539	$159,775

Total operating expenses	153,867	139,908	119,121	115,177	113,149

Operating income	36,225	33,970	43,987	45,362	46,626
Non-operating income:
Acquisition related costs	(1,129)	(2,534)	(1,179)	—	—
Change in fair value of derivatives	36	(1,332)	—	—	—
Loss on early extinguishment of debt	—	—	(5,405)	(2,210)	—
Gain on casualty settlements	219	245	2,475	329	1,301
Discontinued operations	4,429	(55)	3,307	(251)	(261)

Net income	39,780	30,294	43,185	43,230	47,666
Income attributable to the noncontrolling interests	(6,406)	(3,561)	(6,422)	(6,517)	(7,972)

Net income attributable to Saul Centers, Inc.	33,374	26,733	36,763	36,713	39,694
Preferred dividends	(15,140)	(15,140)	(15,140)	(15,140)	(13,453)

Net income available to common stockholders	$18,234	$11,593	$21,623	$21,573	$26,241

Per Share Data (diluted):
Net income available to common stockholders	$0.93	$0.61	$1.18	$1.20	$1.46

Basic and Diluted Shares Outstanding:
Weighted average common shares - basic	19,649	18,888	18,267	17,904	17,816
Effect of dilutive options	51	61	110	39	145

Weighted average common shares - diluted	19,700	18,949	18,377	17,943	17,961

Weighted average convertible limited partnership units	6,914	5,791	5,416	5,416	5,416

Weighted average common shares and fully converted limited partnership units - diluted	26,614	24,740	23,793	23,359	23,377

Dividends Paid:
Cash dividends to common stockholders (1)	$28,134	$27,062	$26,186	$27,358	$33,450

Cash dividends per share	$1.44	$1.44	$1.44	$1.50	$1.88

Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,112,763	$1,091,448	$927,250	$834,914	$774,718
Total assets	1,207,309	1,192,569	1,013,888	925,574	853,873
Total debt, including accrued interest	831,121	835,459	713,997	639,405	570,184
Preferred stock	179,328	179,328	179,328	179,328	179,328
Total stockholders’ equity	307,289	293,206	239,813	226,063	227,887

Other Data
Cash flow provided by (used in):
Operating activities	$78,423	$55,669	$62,887	$68,344	$73,101
Investing activities	$(46,873)	$(201,500)	$(98,239)	$(80,469)	$(115,070)
Financing activities	$(31,740)	$145,186	$27,713	$19,726	$49,210

Funds from operations (2):
Net income	$39,780	$30,294	$43,185	$43,230	$47,666
Real property depreciation and amortization	40,112	35,298	28,379	28,061	29,570
Real property depreciation - discontinued operations	77	102	198	203	213
Gain on property dispositions and casualty settlements	(4,729)	(245)	(6,066)	(329)	(1,301)

Funds from operations	75,240	65,449	65,696	71,165	76,148
Preferred dividends	(15,140)	(15,140)	(15,140)	(15,140)	(13,453)

Funds from operations available to common shareholders	$60,100	$50,309	$50,556	$56,025	$62,695

1)	During 2012, 2011, 2010, 2009, and 2008, shareholders reinvested $23,124, $19,751, $16,696, $4,136, and $3,941, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.
2)	Funds from operations (FFO) is a non-GAAP financial measure and is defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 40, discusses the Company’s results of operations for the past two years. Beginning on page 44, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 55, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

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

During the fourth quarter of 2012, the Company acquired two properties along the Rockville Pike corridor of Rockville, Maryland, one of which is adjacent to one of the Company’s existing properties. In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro Station. The property, which was 90.5% leased to multiple tenants at December 31, 2012, is zoned for up to 745,000 square feet of rentable mixed-use space. The Company intends to redevelop the site but has not committed to any redevelopment plan or time table.

In December 2012, the Company purchased for $12.2 million, including acquisition costs, approximately 20,100 square feet of mixed-use space, which was 40.5% leased to multiple tenants, located on the east side of Rockville Pike and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of rentable mixed-use space for a total development potential of up to 622,000 square feet. The Company intends to redevelop the site but has not committed to any redevelopment plan or time table.

In 2011, the Company acquired three Giant Food-anchored shopping centers located in the Maryland suburbs of the Washington, D.C. and Baltimore metropolitan area. The three centers, Kentlands Square II, Severna Park MarketPlace and Cranberry Square, total 636,000 square feet of leasable area, of which 98% is leased. The $170.9 million purchase price, including acquisition costs, was financed with (1) $60.0 million from two bridge loans secured by Kentlands Square II and Cranberry Square, each with an initial term of six months and accruing interest, payable monthly, at a rate equal to LIBOR plus 175 basis points; (2) a $38.0 million non-recourse permanent loan secured by Severna Park MarketPlace; (3) approximately $17.1 million in cash and borrowings from the Company’s revolving credit facility; and (4) $55.8 million from the issuance of equity to a related party.

In light of the limited amount of quality properties for sale and the escalated pricing of properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new Shopping Center and Mixed-Use Properties in the near future is uncertain. Because of its conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are located and market conditions improve. (See “Item 1. Business - Capital Policies”). It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.

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

While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion. Vacancies continue to remain elevated compared to pre-recession levels; however, the Company’s overall leasing percentage on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, at December 31, 2012 increased to 91.9% from 90.7% at December 31, 2011, an increase in leased space of approximately 107,000 square feet, primarily caused by the leasing of a portion of the space vacated by major shopping center tenants in 2011.

Because of the Company’s conservative capital structure, its liquidity has not been significantly affected by the recent turmoil in the credit markets. The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2012, amortizing fixed-rate mortgage debt with staggered maturities from 2013 to 2027 represented approximately 93.6% of the Company’s notes payable, thus minimizing refinancing risk. The Company has two fixed-rate debt maturities scheduled for 2013, one of which was refinanced on February 27, 2013. Management currently expects to repay in full the $6.8 million remaining balance on the second loan when it matures in July 2013. The Company’s variable-rate debt consists of a $14.9 million bank term loan for the Northrock shopping center, which was refinanced on February 27, 2013, and $38.0 million outstanding under its line of credit. As of December 31, 2012, the Company has loan availability of approximately $136.8 million under its $175.0 million unsecured revolving line of credit.

Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, D.C./Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area.

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

Real Estate Investments

Real estate investment properties are stated at historic cost less depreciation. Although the Company intends to own its real estate investment properties over a long term, from time to time it will evaluate its market position, market conditions, and other factors and may elect to sell properties that do not conform to the Company’s investment profile. Management believes that the Company’s real estate assets have generally appreciated in value since their acquisition or development and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Company’s liabilities as reported in the financial statements. Because the financial statements are prepared in conformity with GAAP, they do not report the current value of the Company’s real estate investment properties.

The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships based on their fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the in-place lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and accreted as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship. From time to time the Company may purchase a property for future development purposes. The property may be improved with an existing structure that would be demolished as part of the development. In such cases, the fair value of the building may be determined based only on existing leases and not include estimated cash flows related to future leases.

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

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under construction. Once construction is substantially complete and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Commercial development projects are substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements.

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

Results of Operations

Same property revenue and operating income were $160.1 million and $119.7 million, respectively, in 2012 representing increases of $1.5 million (0.9%) and $1.9 million (1.6%) over 2011. Same property comparisons for 2012 and 2011 include 46 Shopping Centers and 5 Mixed-Use Properties which were in operation for the entirety of 2012 and 2011.

Same property revenue and operating income were $151.8 million and $112.6 million, respectively, in 2011 representing decreases of $8.9 million (5.6%) and $6.7 million (5.6%) compared to 2010. Same property comparisons for 2011 and 2010 include 44 Shopping Centers and 5 Mixed-Use Properties which were in operation for the entirety of 2011 and 2010.

The following is a discussion of the components of revenue and expense for the entire Company.

Revenue
(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2012	2011	2010	2012 to 2011	2011 to 2010
Base rent	$152,777	$138,486	$126,163	10.3%	9.8%
Expense recoveries	30,391	28,368	29,488	7.1%	-3.8%
Percentage rent	1,545	1,503	1,447	2.8%	3.9%
Other	5,379	5,521	6,010	-2.6%	-8.1%

Total revenue	$190,092	$173,878	$163,108	9.3%	6.6%

Note: (Dollars in thousands)

Base rent includes $3,796, $3,694, and $227, for the years 2012, 2011, and 2010, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1,495, $1,119, and $1,024, for the years 2012, 2011, and 2010, respectively, to recognize income from the amortization of in-place leases.

Total revenue increased 9.3% in 2012 compared to 2011 primarily due to $14.5 million of aggregate revenue generated by Clarendon Center and the three Shopping Center Properties acquired in 2011 (collectively, the “New 2012 Properties”).

Total revenue increased 6.6% in 2011 compared to 2010. The increased revenue resulted primarily from (a) rental income generated by a development property (Clarendon Center) and five acquisition properties (11503 Rockville Pike, Metro Pike Center, Kentlands Square II, Severna Park MarketPlace and Cranberry Square), defined as the “2011 Acquisition Properties” and together with Clarendon Center, the “2011 Development and Acquisition Properties” (approximately $19.1 million), offset in part by (b) (x) decreased revenue from rental properties fully in operation during both 2011 and 2010 (approximately $8.9 million), comprised primarily of a decline in revenue generated by the Mixed-Use Properties (approximately $4.1 million) due to a decrease in occupancy that occurred in the latter part of 2010 and the first quarter of 2011, (y) a decrease in other income compared to 2010, when the collection of rent and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time was recorded ($1.9 million), and (z) reduced expense recovery income resulting from substantial snow removal expenses incurred in 2010.

A discussion of the components of revenue follows.

Base rent

The $14.3 million increase in base rent in 2012 compared to 2011 was attributable to $12.4 million of increased base rent generated by the New 2012 Properties and $2.3 million of increased base rent in the remainder of the portfolio.

The $12.3 million increase in base rent in 2011 compared to 2010 was primarily attributable to the 2011 Development and Acquisition Properties (approximately $16.8 million) which was offset in part by decreases at same center Mixed-Use Properties (approximately $3.0 million) and the Shopping Centers (approximately $1.9 million).

Expense recoveries

Expense recovery income increased $2.0 million in 2012 compared to 2011 primarily due to $1.7 million of increased expense recovery income generated by the New 2012 Properties.

Expense recovery income decreased $1.1 million in 2011 compared to 2010 due primarily to recovery in 2010 of snow removal expenses incurred as a result of severe winter weather impacting the Mid-Atlantic states during January and February 2010.

Other revenue

The decline in operating income in 2012 compared to 2011 is primarily due to the collection in 2011 of $325,000 of past due rents from a former tenant, partially offset by increased parking income at the Mixed-Use Properties.

Other revenue decreased in 2011 primarily due to the collection during 2010 of past due rents and other damages arising from a long-standing dispute with a tenant over the non-payment of rent over a period of time (approximately $1.9 million) partially offset by increased residential tenant fees and parking income (combined $755,000) at Clarendon Center.

Operating expenses
(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2012	2011	2010	2012 to 2011	2011 to 2010
Property operating expenses	$23,794	$24,715	$22,897	-3.7%	7.9%
Provision for credit losses	1,151	1,880	1,334	-38.8%	40.9%
Real estate taxes	22,325	18,435	17,744	21.1%	3.9%
Interest expense and amortization of deferred debt	49,544	45,324	34,799	9.3%	30.2%
Depreciation and amortization	40,112	35,298	28,379	13.6%	24.4%
General and administrative	14,274	14,256	13,968	0.1%	2.1%
Predevelopment Expense	2,667	—	—	N/A	N/A

Total operating expenses	$153,867	$139,908	$119,121	10.0%	17.5%

Total operating expenses increased 10.0% in 2012 compared to 2011 primarily due to increased real estate taxes, interest expense, depreciation expense and predevelopment expense. Total operating expenses increased 17.5% in 2011 compared to 2010 primarily due to increased interest and depreciation expense arising from the operation of the 2011 Development and Acquisition Properties.

Property operating expenses

Property operating expenses decreased $900,000 in 2012 compared to 2011 primarily due to lower snow removal costs.

Property operating expenses increased $1.8 million in 2011 primarily due to operating expenses arising from the operation of the 2011 Development and Acquisition Properties ($3.3 million) and modest increases in non-snow removal same property operating expenses offset in part by a $2.3 million decrease in snow removal expense.

Provision for credit losses

The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The $729,000 decrease in 2012 compared to 2011 reflects a general improvement in the retail economy and lack of significant bankruptcy losses among the Company’s various tenants. The $546,000 increase in 2011 compared to 2010 reflects the continued stress of a stagnant housing market and slowly recovering jobs market in the local economies where the Current Portfolio Properties are located. Approximately $505,000 of the increase was caused by the SuperFresh and Borders Bookstore bankruptcies and a local grocery store vacancy.

Real estate taxes

The $3.9 million increase in real estate taxes in 2012 compared to 2011 is comprised of increased property taxes charged by the District of Columbia and taxes related to the New 2012 Properties. The $691,000 increase in real estate taxes in 2011 over 2010 resulted primarily from the operation of the 2011 Development and Acquisition Properties.

Interest and amortization of deferred debt

Interest expense increased $4.2 million in 2012 compared to 2011 primarily due to approximately $4.1 million of interest related to $67.2 million of higher average debt balances and $1.9 million of reduced capitalized interest, partially offset by $2.1 million of lower interest resulting from lower average cost of debt.

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

Depreciation and amortization

Depreciation and amortization of deferred leasing costs increased $4.8 million in 2012 compared to 2011 primarily due to the New 2012 Properties.

Depreciation and amortization of deferred leasing costs increased $6.9 million in 2011 compared to 2010 primarily as a result of depreciation commencement for the 2011 Development and Acquisition Properties placed in service during 2011.

General and administrative

General and administrative expenses increased $288,000 in 2011 compared to 2010 primarily due to increased local taxes.

Predevelopment Expenses

Predevelopment expenses represent costs incurred, primarily lease termination costs, in preparation of the potential repositioning of Van Ness Square.

Acquisition Related Costs

Acquisition related costs in 2012 totaling approximately $1.1 million arose from the December 2012 purchases of 1500 Rockville Pike and 5541 Nicholson Lane.

Acquisition related costs in 2011 totaling approximately $2.5 million arose from the Company’s September 23, 2011, purchase of Kentlands Square II, Severna Park MarketPlace and Cranberry Square and the February 17, 2011 purchase of a 3,000 square foot retail property located adjacent to the Company’s Van Ness Square in Washington, D.C.

Acquisition related costs totaling approximately $1.2 million in 2010 relate to the Company’s October 1, 2010 purchase of a 20,000 square foot property and December 17, 2010 purchase of a 67,500 square foot property, both located near the White Flint Metro Station in Montgomery County, Maryland.

Gain on Casualty Settlement

Gain on casualty settlement in 2012 reflects insurance proceeds received in excess of the carrying value of assets damaged during a hail storm at French Market in 2012. Gain on casualty settlement in 2011 and 2010 reflects insurance proceeds received in excess of the carrying value of assets damaged during a severe hail storm at French Market in May 2010. In each instance, the insurance proceeds funded substantially all of the restoration of the damaged property.

Loss on Early Extinguishment of Debt

In June 2010, the Company refinanced its Thruway shopping center, located in Winston-Salem, North Carolina. The $45.6 million loan requires principal and interest payments calculated using a 5.83% interest rate and a 25-year amortization schedule, and matures in ten years. In December 2010, the Company refinanced its Ravenwood shopping center, located in Baltimore, Maryland. The $17.0 million loan requires principal and interest payments calculated using a 6.18% interest rate and a 25-year amortization schedule, and matures in 15 years. These loans refinanced a portion of a 7.67%, multi-property loan that was scheduled to mature in October 2012. In conjunction with the refinancings, the Company incurred costs to retire the previous Thruway debt totaling $4.5 million (approximately $4.4 million to defease the original loan and write-offs of unamortized deferred debt costs of approximately $54,000) and to retire the previous Ravenwood debt totaling $926,000 (approximately $912,000 to defease the original loan and write-offs of unamortized deferred debt costs of approximately $14,000). The transactions reduced the Company’s future refinancing risk by decreasing the amount of debt maturing in 2012 from $95.7 million to $62.0 million, and provided net cash proceeds of approximately $17.4 million.

Gain on Sale of Property

Gain on sales of properties in 2012 resulted from the July 2012 sale of West Park shopping center and the December 2012 sale of the Belvedere shopping center.

Gain on sale of property in 2010 resulted from the sale of the Lexington Center land parcel and Lexington pads.

Impact of Inflation

Inflation has remained relatively low during 2012 and 2011. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.

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

Liquidity and Capital Resources

Cash and cash equivalents were $12.1 million and $12.3 million at December 31, 2012 and 2011, respectively. The changes in cash and cash equivalents during the years ended December 31, 2012 and 2011 were attributable to operating, investing and financing activities, as described below.

(Dollars in thousands)	For the year ended December 31,
	2012	2011
Net cash provided by operating activities	$78,423	$55,669
Net cash used in investing activities	(46,873)	(201,500)
Net cash provided by (used in) financing activities	(31,740)	145,186

Decrease in cash and cash equivalents	$(190)	$(645)

Operating Activities

Net cash provided by operating activities increased $22.7 million to $78.4 million for the year ended December 31, 2012 compared to $55.7 million for the year ended December 31, 2011, primarily reflecting the full year operating effect of properties acquired in September 2011. Net cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Net cash used in investing activities decreased $154.6 million to $46.9 million for the year ended December 31, 2012 compared to $201.5 million for the year ended December 31, 2011. Investing activities in 2012 primarily reflect (a) the purchases of 1500 Rockville Pike and 5541 Nicholson Lane (b) tenant improvements and capital expenditures and (c) Clarendon Center and Ashland Square Phase I development costs partially offset by (d) proceeds from the sales of West Park and Belvedere and (e) proceeds from casualty settlement. Investing activities for 2011 primarily reflect the purchase of Cranberry Square, Kentlands Square II and Severna Park MarketPlace and Clarendon Center construction costs.

Tenant improvement and property capital expenditures totaled $12.7 million and $11.6 million for 2012 and 2011, respectively.

Financing Activities

Net cash used in financing activities was $31.7 million for the year ended December 31, 2012. Net cash provided by financing activities for the year ended December 31, 2011, was $145.2 million. Net cash used in financing activities for the year ended December 31, 2012 primarily reflects:

•	the repayment of mortgage notes payable totaling $117.6 million;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $38.1 million;

•	distributions made to preferred stockholders during the year totaling $15.1 million;

•	repayments of $8.0 million on the revolving credit facility; and

•	payments of $2.2 million for financing costs of new mortgage loans;

which was partially offset by:

•	proceeds received from one new and one modified mortgage notes payable totaling $83.5 million;

•	proceeds of $38.0 million from the revolving credit facility; and

•	$27.8 million of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options.

Cash provided by financing activities for the year ended December 31, 2011 primarily reflects:

•	proceeds of $226.0 million received from mortgage notes payable;

•	proceeds of $60.0 million received from secured bridge financing loans;

•	proceeds of $13.4 million received from construction loan draws;

•	proceeds of $16.0 million received from revolving credit facility draws;

•	proceeds of $55.8 million from an equity offering of common stock and limited partnership units in the Operating Partnership; and

•	proceeds of $20.9 million from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options;

which was partially offset by:

•	the repayment of mortgage notes payable totaling $22.7 million;

•	the repayment of secured bridge financing loans totaling $60.0 million;

•	the repayment of construction loans payable totaling $104.2 million;

•	the repayment of amounts borrowed under the revolving credit facility of $8.0 million;

•	distributions to common stockholders totaling $27.1 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $8.3 million;

•	distributions made to preferred stockholders totaling $15.1 million; and

•	payments of $1.4 million for financing costs of mortgage notes payable.

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

Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. Management anticipates that during the coming years the Company will commence activities related to the redevelopment of Van Ness Square and the adjacent 4469 Connecticut Avenue and may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.

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

Contractual Payment Obligations

As of December 31, 2012, the Company had unfunded contractual payment obligations of approximately $110.6 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2012.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Notes Payable:
Interest	$44,095	$81,751	$75,052	$185,757	$386,655
Scheduled Principal	19,212	39,886	43,369	148,817	251,284
Balloon Payments	37,305	28,295	38,000	472,892	576,492

Subtotal	100,612	149,932	156,421	807,466	1,214,431

Ground Leases (1)	176	352	352	9,538	10,418
Corporate Headquarters Lease (1)	818	1,711	1,045	—	3,574
Development Obligations	8,953	—	—	—	8,953

Total Contractual Obligations	$110,559	$151,995	$157,818	$817,004	$1,237,376

(1)	See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2012 included cash balances of $12.1 million and borrowing availability of approximately $136.8 million on its revolving line of credit, will be sufficient to meet its contractual obligations for the foreseeable future.

Preferred Stock Issues

In November 2003, the Company sold 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed at the Company’s option, in whole or in part from time to time, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On January 31, 2013, the Company issued a notice to redeem 60% of the outstanding depositary shares at a price of $25.00 per depositary share, plus accrued dividends. The redemption was completed on March 2, 2013.

In March 2008, the Company sold, in an underwritten public offering, 3,173,115 depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock, providing net cash proceeds of $76.3 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends on or after March 15, 2013. The depositary shares pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 liquidation preference. The first dividend was paid on July 15, 2008 and covered the period from March 27, 2008 through June 30, 2008. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On February 12, 2013, the Company issued a notice to redeem all of the outstanding depositary shares at a price of $25.00 per depositary share, plus accrued dividends. The redemption date is March 15, 2013.

In February 2013, the Company sold, in an underwritten public offering, 5.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock, providing net cash proceeds of approximately $135.0 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends on or after March 15, 2018. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The first dividend is scheduled to be paid on April 15, 2013 and covers the period from February 12, 2013 through March 31, 2013. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Dividend Reinvestments

In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 586,838 and 489,890 shares under the Plan at a weighted average discounted price of $38.85 and $39.64 per share during the years ended December 31, 2012 and 2011, respectively. The Company also credited 8,551 and 8,358 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $38.76 and $39.94 per share, during the years ended December 31, 2012 and 2011, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2012.

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

The following is a summary of notes payable as of December 31, 2012 and 2011:

Notes Payable	December 31,			Interest Rate*	Scheduled Maturity*
(Dollars in thousands)	2012		2011
Fixed rate mortgages:	$—	(a)	$64,844	7.67%	Oct-2012
	—	(b)	10,244	6.12%	Jan-2013
	—	(c)	24,598	7.88%	Jan-2013
	15,750	(d)	16,032	4.67%	Jun-2013
	6,936	(e)	7,203	5.77%	Jul-2013
	13,875	(f)	14,335	5.40%	May-2014
	16,798	(g)	17,415	7.45%	Jun-2015
	34,373	(h)	35,435	6.01%	Feb-2018
	38,388	(i)	39,757	5.88%	Jan-2019
	12,418	(j)	12,860	5.76%	May-2019
	17,145	(k)	17,755	5.62%	Jul-2019
	17,040	(l)	17,627	5.79%	Sep-2019
	15,176	(m)	15,713	5.22%	Jan-2020
	11,421	(n)	11,670	5.60%	May-2020
	10,288	(o)	10,636	5.30%	Jun-2020
	43,424	(p)	44,333	5.83%	Jul-2020
	8,934	(q)	9,204	5.81%	Feb-2021
	6,359	(r)	6,477	6.01%	Aug-2021
	36,699	(s)	37,377	5.62%	Jun-2022
	11,129	(t)	11,317	6.08%	Sep-2022
	11,989	(u)	12,172	6.43%	Apr-2023
	16,247	(v)	16,858	6.28%	Feb-2024
	17,469	(w)	17,791	7.35%	Jun-2024
	15,140	(x)	15,409	7.60%	Jun-2024
	26,635	(y)	16,494	7.02%	Jul-2024
	31,709	(z)	32,281	7.45%	Jul-2024
	31,490	(aa)	32,044	7.30%	Jan-2025
	16,419	(bb)	16,731	6.18%	Jan-2026
	120,822	(cc)	123,372	5.31%	Apr-2026
	36,986	(dd)	37,858	4.30%	Oct-2026
	41,970	(ee)	42,923	4.53%	Nov-2026
	19,569	(ff)	20,000	4.70%	Dec-2026
	72,233	(gg)	—	5.84%	May-2027

Total fixed rate	774,831		808,765	5.82%	10.0 Years

Variable rate loans:
Revolving credit facility	38,000	(hh)	8,000	LIBOR + 1.90%	May-2016
Northrock bank term loan	14,945	(ii)	15,106	LIBOR + 3.00%	May-2013

Total variable rate	52,945		23,106	2.80%	3.4 Years

Total notes payable	$827,776		$831,871	5.77%	9.7 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2012. Totals computed using weighted averages.
(a)	The loan was collateralized by seven shopping centers (Seven Corners, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere and Giant) and required equal monthly principal and interest payments of $734,000 based upon a 25-year amortization schedule and a final payment of $62.0 million at loan maturity. The loan was repaid in full in 2012.

(b)	The loan was collateralized by Smallwood Village Center and required equal monthly principal and interest payments of $71,000 based upon a 30-year amortization schedule and a final payment of $10.1 million at loan maturity. The loan was repaid in full in 2012.
(c)	The loan was collateralized by 601 Pennsylvania Avenue and required equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $23.0 million at loan maturity. The loan was repaid in full in 2012.
(d)	The loan, together with a corresponding interest-rate swap, was assumed with the December 17, 2010 acquisition of, and is collateralized by, Metro Pike Center. On a combined basis, the loan and the swap required interest only payments of $63,000 until August 1, 2011, then equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15.6 million at loan maturity. Principal of $282,000 was amortized during 2012.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6.8 million at loan maturity. Principal of $267,000 was amortized during 2012.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13.3 million is due at loan maturity. Principal of $460,000 was amortized during 2012.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million is due at loan maturity. Principal of $617,000 was amortized during 2012.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.1 million was amortized during 2012.
(i)	The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.4 million was amortized during 2012.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $442,000 was amortized during 2012.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $610,000 was amortized during 2012.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $587,000 was amortized during 2012.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $537,000 was amortized during 2012.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $249,000 was amortized during 2012.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $348,000 was amortized during 2012.
(p)	The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $909,000 was amortized during 2012.

(q)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $270,000 was amortized during 2012.
(r)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $118,000 was amortized during 2012.
(s)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $678,000 was amortized during 2012.
(t)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $188,000 was amortized during 2012.
(u)	The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $183,000 was amortized during 2012.
(v)	The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $611,000 was amortized during 2012.
(w)	The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $322,000 was amortized during 2012.
(x)	The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $269,000 was amortized during 2012.
(y)	The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $359,000 was amortized during 2012.
(z)	The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $572,000 was amortized during 2012.
(aa)	The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $554,000 was amortized during 2012.
(bb)	The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $312,000 was amortized during 2012.
(cc)	The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $2.6 million was amortized during 2012.
(dd)	The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $872,000 was amortized during 2012.
(ee)	The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $953,000 was amortized during 2012.
(ff)	The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $431,000 was amortized during 2012.

(gg)	The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $767,000 was amortized during 2012.
(hh)	The loan is a $175.0 million unsecured revolving credit facility. Interest accrues at a rate equal to the sum of one-month LIBOR plus a spread of 1.90%. The line may be extended at the Company’s option for one year with payment of a fee of 0.20%. Monthly payments, if required, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.
(ii)	The loan is collateralized by Northrock and requires monthly principal and interest payments of $13,409 and a final payment of $14.9 million at maturity. Principal of $161,000 was amortized during 2012.

The carrying value of properties collateralizing the mortgage notes payable totaled $916.1 million and $997.5 million as of December 31, 2012 and 2011, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2012, the Company was in compliance with all such covenants:

•	maintain tangible net worth, as defined in the loan agreement, of at least $503.3 million plus 80% of the Company’s net equity proceeds received after May 2012;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.0x on a trailing four-quarter basis (interest expense coverage);

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.3x on a trailing four-quarter basis (fixed charge coverage); and

•	limit the amount of variable rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt.

2013 Financing Activity

On February 27, 2013, the Company closed on a three-year $15.6 million mortgage loan secured by Metro Pike Center. The loan matures in 2016, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and requires a final payment of $14.7 million at maturity. The loan may be extended for up to two years. Proceeds were used to pay-off the $15.9 million remaining balance of existing debt secured by Metro Pike Center, and to extinguish the related swap agreement, both of which were scheduled to mature in June 2013.

On February 27, 2013, the Company closed on a three-year $15.0 million mortgage loan secured by Northrock. The loan matures in 2016, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and requires a final payment of $14.2 million at maturity. The loan may be extended for up to two years. Proceeds were used to pay-off the $15.0 million remaining balance of existing debt secured by Northrock, which was scheduled to mature in May 2013.

2012 Financing Activity

On April 11, 2012, the Company closed on a 15-year non-recourse mortgage loan in the amount of $73.0 million secured by Seven Corners shopping center. The loan matures in May 2027, bears interest at a fixed rate of 5.84%, requires equal monthly principal and interest payments totaling $463,226 based upon a 25-year amortization schedule and a final payment of $42.5 million at maturity. Proceeds from the loan were used to pay-off the $63 million remaining balance of existing debt secured by Seven Corners and six other Shopping Center properties, which was scheduled to mature in October 2012, and to provide cash of approximately $10 million.

On April 26, 2012, the Company substituted the White Oak shopping center for Van Ness Square as collateral for one of its existing mortgage loans which will allow the Company to analyze the feasibility of repositioning Van Ness Square. The terms of the original loan, including its 8.11% interest rate, are unchanged and, in conjunction with the collateral substitution, the Company borrowed an additional $10.5 million, also secured by

White Oak. The new borrowing requires equal monthly payments based upon a fixed 4.90% interest rate and 25-year amortization schedule, and will mature in July 2024, conterminously with the original loan. The consolidated loan requires equal monthly payments based upon a blended fixed interest rate of 7.0% and will require a final payment of $18.5 million at maturity.

On May 21, 2012, the Company replaced its existing unsecured revolving credit facility with a new $175.0 million facility that expires on May 20, 2016. The facility, which provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, may be extended for one year, at the Company’s option, subject to the satisfaction of certain conditions. Loans under the facility bear interest at a rate equal to the sum of LIBOR and a margin, based on the Company’s leverage ratio, ranging from 160 basis points to 250 basis points. Based on the leverage ratio of December 31, 2012, the margin was 190 basis points.

2011 Financing Activity

On March 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $125.0 million, secured by Clarendon Center. The loan matures April 5, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,000, based upon a 25-year amortization schedule, and requires a final principal payment of approximately $70.5 million at maturity. Proceeds from the loan were used to repay $104.2 million outstanding on the Clarendon Center construction loan.

On September 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $38.0 million, secured by Severna Park MarketPlace. The loan matures October 1, 2026, bears interest at a fixed rate of 4.30%, requires equal monthly principal and interest payments of $207,000, based upon a 25-year amortization schedule, and requires a final principal payment of approximately $20.3 million at maturity. Proceeds from the loan were used to purchase Severna Park MarketPlace.

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

Funds From Operations

In 2012, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $60.1 million, a 19.5% increase from 2011 FFO available to common shareholders of $50.3 million. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Net income	$39,780	$30,294	$43,185	$43,230	$47,666
Subtract:
Gains on property sales	(4,510)	—	(3,591)	—	—
Gain on casualty settlement	(219)	(245)	(2,475)	(329)	(1,301)
Add:
Real estate depreciation - discontinued operations	77	102	198	203	213
Real estate depreciation and amortization	40,112	35,298	28,379	28,061	29,570

FFO	75,240	65,449	65,696	71,165	76,148
Subtract:
Preferred dividends	(15,140)	(15,140)	(15,140)	(15,140)	(13,453)

FFO available to common shareholders	$60,100	$50,309	$50,556	$56,025	$62,695

Average shares and units used to compute FFO per share	26,614	24,740	23,793	23,359	23,377

FFO per share	$2.26	$2.03	$2.12	$2.40	$2.68

Acquisitions, Redevelopments and Renovations

Management anticipates that during the coming year the Company will commence activities related to the redevelopment of Van Ness Square and the adjacent 4469 Connecticut Avenue and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop additional Current Portfolio Properties and may develop expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The following describes the acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2012, 2011, and 2010.

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

Ashland Square Phase I

On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company has an approved site plan to develop a grocery-anchored neighborhood shopping center totaling approximately 160,000 square feet. Capital One Bank operates a branch on the site and the Company previously executed a lease with CVS. During 2012, the Company completed the site work for two pads, constructed a 6,500 square foot building that has been leased to a restaurant and CVS constructed a 13,000 square foot pharmacy building. Both facilities have opened for business, and the cost to the Company was approximately $3.0 million. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.

Clarendon Center

In late 2010, the Company substantially completed construction of a mixed-use project which includes approximately 42,000 square feet of retail space, 171,000 square feet of office space, 244 apartments and 600 underground parking spaces, on two city blocks, adjacent to the Clarendon Metro Station in Arlington County, Virginia. Development costs are expected to total approximately $195.0 million upon the completion of final office tenant improvements which are expected to total approximately $2.9 million. As of December 31, 2012, 208,900 square feet (97.9%) of the commercial space (comprising of all of the retail space and 167,200 square feet (97.4%) of the office space) as well as 244 apartments (100.0%), were leased.

Seven Corners

During 2010, the Company expanded the Seven Corners shopping center by approximately 6,000 square feet. Red Robin Gourmet Burgers opened in November 2010 in a newly-constructed, free-standing building. The Company also completed construction of parking lot, landscaping and site lighting improvements to enhance the common areas.

11503 Rockville Pike

On October 1, 2010, the Company purchased for $15.6 million, including acquisition costs, approximately 20,000 square feet of retail space located on the east side of Rockville Pike (Route 355), near the White Flint Metro Station in Montgomery County, Maryland. The property, which was fully leased to two tenants at December 31, 2011, is zoned for up to 297,000 square feet of rentable mixed use space. The Company intends to redevelop the property but has not committed to any redevelopment plan or time table.

Metro Pike Center

On December 17, 2010, the Company purchased for $34.3 million, including acquisition costs, approximately 67,000 square feet of retail space located on the west side of Rockville Pike (Route 355) near the White Flint Metro Station in Montgomery County, Maryland. The property was acquired subject to the assumption of a $16.2 million mortgage loan and a corresponding interest rate swap with a fair value of $0.5 million. The property, which was 83.6% leased to multiple tenants at December 31, 2012, is zoned for up to 807,000 square feet of rentable mixed use space. The Company does not anticipate redeveloping the property in the foreseeable future.

4469 Connecticut Avenue

On February 17, 2011, the Company purchased for $1.7 million, including acquisition costs, approximately 3,000 square feet of retail space located adjacent to the Company’s Van Ness Square in Washington D.C. The property is unoccupied and will be included in the project to redevelop Van Ness Square.

Kentlands Square II

On September 23, 2011, the Company purchased for $74.5 million Kentlands Square II, and incurred acquisition costs of $1.1 million. Kentlands Square II is a 241,000 square foot neighborhood shopping center located in Gaithersburg, Maryland, in Montgomery County, the state’s most populous and affluent county. More than 38,000 households, with annual household incomes averaging over $114,000, are located within a three-mile radius of the center. As of December 31, 2012, the center was 95.8% leased and anchored by a 61,000 square foot Giant Food supermarket and a 104,000 square foot Kmart. The property is adjacent to the Company’s Kentlands Square I, which is anchored by Lowe’s Home Improvement, and Kentlands Place.

Severna Park MarketPlace

On September 23, 2011, the Company purchased for $61.0 million Severna Park MarketPlace, and incurred acquisition costs of $0.8 million. Severna Park MarketPlace is a 254,000 square foot neighborhood shopping center located in Severna Park, Maryland, in Anne Arundel County. More than 15,000 households, with annual household incomes averaging over $112,000, are located within a three-mile radius of the center. As of December 31, 2012, the center was 100% leased and anchored by a 63,000 square foot Giant Food supermarket and a 92,000 square foot Kohl’s.

Cranberry Square

On September 23, 2011, the Company purchased for $33.0 million Cranberry Square, and incurred acquisition costs of $0.5 million. Cranberry Square is a 140,000 square foot neighborhood shopping center located in Westminster, Maryland, in Carroll County. More than 12,000 households, with annual household incomes averaging over $72,000, are located within a three-mile radius of the center. As of December 31, 2012, the center was 92.2% leased and anchored by a 56,000 square foot Giant Food supermarket and a 24,000 square foot Staples.

1500 Rockville Pike

In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro Station. The property, which was 90.5% leased to multiple tenants at December 31, 2012, is zoned for up to 745,000 square feet of rentable mixed-use space. The Company intends to redevelop the site but has not committed to any redevelopment plan or time table.

5541 Nicholson Lane

In December 2012, the Company purchased for $12.2 million, including acquisition costs, approximately 20,100 square feet of mixed-use space, which was 40.5% leased to multiple tenants, located on the east side of Rockville Pike and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of rentable mixed-use space for a total development potential of up to 622,000 square feet. The Company intends to redevelop the site but has not committed to any redevelopment plan or time table.

Van Ness Square

The Company recently completed negotiation of lease termination agreements with the tenants of Van Ness Square and expects the building will be vacant on or about April 30, 2013. Costs incurred related to those termination arrangements are being amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012 and are expected to total approximately $3.3 million over the first two quarters of 2013. The Company intends to develop a primarily residential project with street-level retail and will recognize additional predevelopment expenses in future periods when the existing improvements of Van Ness Square and the adjacent 4469 Connecticut Avenue are demolished, the timing of which is uncertain and dependent on the issuance of various governmental approvals and permits.

Property Sales

West Park

On July 25, 2012, the Company sold for $2.0 million the 77,000 square foot West Park shopping center in Oklahoma City, Oklahoma and recorded a $1.1 million gain. As of June 30, 2012, West Park was 11.7% leased and the carrying amounts of the associated assets and liabilities were $1.0 million and $207,000, respectively. There was no debt associated with the property.

Belvedere

In December 2012, the Company sold for $4.0 million, the 54,900 square foot Belvedere shopping center in Baltimore, Maryland and recorded a $3.4 million gain. As of September 30, 2012, Belvedere was 34% leased and the carrying amounts of the associated assets and liabilities were $488,000 and $22,000, respectively. There was no debt associated with the property.

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2012	50	7	7,877,200	1,612,200	93.4%	91.7%
2011	51	7	7,930,000	1,610,400	90.8%	85.8%
2010	48	6	7,293,000	1,608,000	92.0%	81.5%

The 2012 shopping center leasing percentages include 1500 Rockville Pike and 5541 Nicholson Lane, which were acquired in December 2012, and exclude West Park and Belvedere, which were sold during 2012. The 2012 mixed-use leasing percentages include Clarendon Center commercial area, which was 97.9% leased at December 31, 2012. The Clarendon Center residential component was 100% leased at December 31, 2012. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, Shopping Center leasing percentages increased to 93.5% from 91.6% and Mixed-Use leasing percentages decreased to 82.8% from 85.8%. The overall portfolio leasing percentage, on a comparative same center basis, ended the year at 91.9%, an increase from 90.7% at yearend 2011. The 2012 shopping center leasing percentages were impacted by a net increase of approximately 151,000 square feet of leased space, the majority of which resulted from the leasing of space vacated by major tenants during 2011. The 2012 mixed-use leasing percentages were adversely impacted by a net decrease of approximately 44,000 square feet of leased space, the majority of which resulted from the early termination of leases at Van Ness Square in preparation for redevelopment.

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

The following table shows selected data for leases executed in the indicated periods. The information is based on executed leases without adjustment for the timing of occupancy, tenant defaults, or landlord concessions. The base rent for an expiring lease is the annualized contractual base rent, on a cash basis, as of the expiration date of the lease. The base rent for a new or renewed lease is the annualized contractual base rent, on a cash basis, as of the expected rent commencement date. Because tenants that execute leases may not ultimately take possession of their space or pay all of their contractual rent, the changes presented in the table provide information only about trends in market rental rates. The actual changes in rental income received by the Company may be different.

			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2012	1,579,000	256	$16.39	$16.30
2011	1,178,000	245	15.21	16.41
2010	1,336,000	253	13.19	14.62

During 2012, the Company entered into 216 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.31 from $3.11.

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. In conjunction with the purchase of Metro Pike Center, and the assumption of the related variable-rate mortgage loan, the Company assumed an interest-rate swap agreement with a $16.7 million notional amount to manage the interest rate risk associated with the loan. The swap agreement was effective as of the closing date, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. The aggregate fair value of these swaps at December 31, 2012 was approximately $5.9 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2012, the Company had variable rate indebtedness totaling $52.9 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2012 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $529,000, based on those balances. As of December 31, 2012, the Company had fixed-rate indebtedness totaling $774.9 million with a weighted average interest rate of 5.82%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2012 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $44.9 million.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP.
F-3	(b) Consolidated Balance Sheets - December 31, 2012 and 2011.
F-4	(c) Consolidated Statements of Operations - Years ended December 31, 2012, 2011, and 2010.
F-5	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011, and 2010.
F-6	(e) Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2012, 2011, and 2010.
F-7	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011, and 2010.
F-8	(g) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Quarterly Assessment.

The Company carried out an assessment as of December 31, 2012 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Company’s Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

Assessment of Effectiveness of Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 10, 2013 (the “Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2012 and 2011 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(b)	Consolidated Balance Sheets - December 31, 2012 and 2011

	(c)	Consolidated Statements of Operations - Years ended December 31, 2012, 2011, and 2010.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011, and 2010.

	(e)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2012, 2011, and 2010.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011, and 2010.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Scheduleof the Company:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restate Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

	(d)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, as amended, dated March 26, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 27, 2008, is hereby incorporated by reference.

	(e)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated February 6, 2013, filed as Exhibit 3.2 to Saul Centers’ Registration Statement on Form 8-A, filed February 7, 2013, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Deposit Agreement, dated March 27, 2008, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4.1 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(c)	Deposit Agreement, dated February 6, 2013, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock of Saul Centers, Inc. filed as Exhibit 4.1 to Saul Centers’ Registration Statement on Form 8-A on February 7, 2013 is hereby incorporated by reference.

	(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(e)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(f)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.1 to Saul Centers’ Registration Statement on Form 8-A on February 7, 2013 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10 (a) of the September 30, 2011 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated February 12, 2013 is hereby incorporated by reference.

	(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as Exhibit 10.(c) of the 2009 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33- 64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Credit Agreement, dated as of May 21, 2012, by and among Saul Holdings Limited Partnership as Borrower; Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger; JP Morgan Chase Bank, N.A., as Syndication Agent; and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders, as filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 24, 2012, is hereby incorporated by reference.

(k)	Guaranty, dated as of May 21, 2012, by and between Saul Centers, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 24, 2012, is hereby incorporated by reference.

(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Promissory Note, dated as of March 23, 2011, by Clarendon Center LLC to The Prudential Life Insurance Company of America as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

	(p)	Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

	(q)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10.(c) of the Company’s Current Report on Form 8- K dated August 11, 2010, is hereby incorporated by reference.

	(r)	Purchase Agreement, dated as of August 9, 2011, by and among the Company, Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust and filed as Exhibit 10.(r) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(s)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Cranberry Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(a) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(t)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Kentlands Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(b) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(u)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Severna Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(c) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(v)	Consulting Agreement, dated as of September 4, 2012, by and among Saul Centers, Inc. its subsidiary entities and B. Francis Saul III and filed as Exhibit 10.(v) of the September 30, 2012 Quarterly Report of the Company is hereby incorporated by reference.

21.		Subsidiaries of Saul Centers, Inc. is filed herewith.

23.		Consent of Independent Registered Public Accounting Firm is filed herewith.

24.		Power of Attorney (included on signature page).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

101.		The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	March 13, 2013	/s/ B. Francis Saul II
B. Francis Saul II
Chairman of the Board of Directors & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of B. Francis Saul II, Thomas H. McCormick and Scott V. Schneider as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Date:	March 13, 2013	/s/ Thomas H. McCormick
Thomas H. McCormick, President and Director

Date:	March 13, 2013	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	March 13, 2013	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date:	March 13, 2013	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date:	March 13, 2013	/s/ John E. Chapoton
John E. Chapoton, Director

Date:	March 13, 2013	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	March 13, 2013	/s/ Gilbert M. Grosvenor
Gilbert M. Grosvenor, Director

Date:	March 13, 2013	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date:	March 13, 2013	/s/ General Paul X. Kelley
General Paul X. Kelley, Director

Date:	March 13, 2013	/s/ Charles R. Longsworth
Charles R. Longsworth, Director

Date:	March 13, 2013	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date:	March 13, 2013	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	March 13, 2013	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date:	March 13, 2013	/s/ James W. Symington
James W. Symington, Director

Date:	March 13, 2013	/s/ John R. Whitmore
John R. Whitmore, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

McLean, Virginia

March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Saul Centers, Inc.

We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Saul Centers, Inc. and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 13, 2013

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2012	2011

Assets

Real estate investments
Land	$353,890	$324,183
Buildings and equipment	1,109,911	1,092,533
Construction in progress	2,267	1,129

	1,466,068	1,417,845
Accumulated depreciation	(353,305)	(326,397)

	1,112,763	1,091,448
Cash and cash equivalents	12,133	12,323
Accounts receivable and accrued income, net	41,406	39,094
Deferred leasing costs, net	26,102	25,876
Prepaid expenses, net	3,895	3,868
Deferred debt costs, net	7,713	7,090
Other assets	3,297	12,870

Total assets	$1,207,309	$1,192,569

Liabilities

Mortgage notes payable	$789,776	$823,871
Revolving credit facility payable	38,000	8,000
Dividends and distributions payable	13,490	13,219
Accounts payable, accrued expenses and other liabilities	27,434	22,992
Deferred income	31,320	31,281

Total liabilities	900,020	899,363

Stockholders' equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 40,000 shares issued and outstanding	100,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding	79,328	79,328
Common stock, $0.01 par value, 30,000,000 shares authorized, 20,045,452 and 19,291,845 shares issued and outstanding, respectively	201	193
Additional paid-in capital	246,557	217,829
Accumulated deficit	(154,830)	(144,659)
Accumulated other comprehensive loss	(3,553)	(2,863)

Total Saul Centers, Inc. stockholders' equity	267,703	249,828

Noncontrolling interest	39,586	43,378

Total stockholders' equity	307,289	293,206

Total liabilities and stockholders' equity	$1,207,309	$1,192,569

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010

Revenue
Base rent	$152,777	$138,486	$126,163
Expense recoveries	30,391	28,368	29,488
Percentage rent	1,545	1,503	1,447
Other	5,379	5,521	6,010

Total revenue	190,092	173,878	163,108

Operating expenses
Property operating expenses	23,794	24,715	22,897
Provision for credit losses	1,151	1,880	1,334
Real estate taxes	22,325	18,435	17,744
Interest expense and amortization of deferred debt costs	49,544	45,324	34,799
Depreciation and amortization of deferred leasing costs	40,112	35,298	28,379
General and administrative	14,274	14,256	13,968
Predevelopment expenses	2,667	—	—

Total operating expenses	153,867	139,908	119,121

Operating income	36,225	33,970	43,987
Acquisition related costs	(1,129)	(2,534)	(1,179)
Change in fair value of derivatives	36	(1,332)	—
Loss on early extinguishment of debt	—	—	(5,405)
Gain on casualty settlement	219	245	2,475

Income from continuing operations	35,351	30,349	39,878

Discontinued Operations
Loss from operations of properties sold	(81)	(55)	(284)
Gain on sales of properties	4,510	—	3,591

Income (loss) from discontinued operations	4,429	(55)	3,307

Net Income	39,780	30,294	43,185

Noncontrolling interest
Income from continuing operations attributable to noncontrolling interests	(5,693)	—	(5,930)
Income from discontinued operations attributable to noncontrolling interests	(713)	(3,561)	(492)

Income attributable to noncontrolling interests	(6,406)	(3,561)	(6,422)

Net income attributable to Saul Centers, Inc.	33,374	26,733	36,763

Preferred dividends	(15,140)	(15,140)	(15,140)

Net income available to common stockholders	$18,234	$11,593	$21,623

Per share net income available to common stockholders
Basic and diluted:
Continuing operations	$0.70	$0.61	$1.00
Discontinued operations	0.23	—	0.18

	$0.93	$0.61	$1.18

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2012	2011	2010

Net income	$39,780	$30,294	$43,185
Other comprehensive income
Change in unrealized loss on cash flow hedge	(932)	(3,195)	(543)

Total comprehensive income	38,848	27,099	42,642

Comprehensive income attributable to noncontrolling interests	6,164	2,811	6,298

Total comprehensive income attributable to Saul Centers, Inc.	32,684	24,288	36,344

Preferred dividends	(15,140)	(15,140)	(15,140)

Total comprehensive income available to common stockholders	$17,544	$9,148	$21,204

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total

Balance, December 31, 2009	$179,328	$180	$169,363	$(124,167)	$—	$224,704	$1,359	$226,063

Issuance of 544,643 shares of common stock:
426,847 shares pursuant to dividend reinvestment plan	—	4	16,696	—	—	16,700	—	16,700
117,796 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	3,728	—	—	3,730	—	3,730
Net income	—	—	—	36,763	—	36,763	6,422	43,185
Change in unrealized loss on cash flow hedge	—	—	—	—	(419)	(419)	(124)	(543)
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(19,701)	—	(19,701)	(5,850)	(25,551)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,681)	—	(6,681)	(1,950)	(8,631)

Balance, December 31, 2010	179,328	186	189,787	(128,926)	(419)	239,956	(143)	239,813

Issuance of 734,786 shares of common stock:
186,968 restricted shares	—	2	6,159	—	—	6,161	—	6,161
498,248 shares pursuant to dividend reinvestment plan	—	3	19,751	—	—	19,754	—	19,754
49,570 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	2,132	—	—	2,134	—	2,134
Issuance of 1,497,814 partnership units	—	—	—	—	—	—	49,589	49,589
Net income	—	—	—	26,733	—	26,733	3,561	30,294
Change in unrealized loss on cash flow hedge	—	—	—	—	(2,444)	(2,444)	(751)	(3,195)
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(20,381)	—	(20,381)	(6,389)	(26,770)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,945)	—	(6,945)	(2,489)	(9,434)

Balance, December 31, 2011	179,328	193	217,829	(144,659)	(2,863)	249,828	43,378	293,206

Issuance of 753,607 shares of common stock:
595,388 shares pursuant to dividend reinvestment plan	—	6	23,124	—	—	23,130	—	23,130
158,219 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	5,604	—	—	5,606	—	5,606
Net income	—	—	—	33,374	—	33,374	6,406	39,780
Change in unrealized loss on cash flow hedge	—	—	—	—	(690)	(690)	(242)	(932)
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(21,189)	—	(21,189)	(7,467)	(28,656)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(7,216)	—	(7,216)	(2,489)	(9,705)

Balance, December 31, 2012	$179,328	$201	$246,557	$(154,830)	$(3,553)	$267,703	$39,586	$307,289

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$39,780	$30,294	$43,185
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	(36)	1,332	—
Gain on sale of property, discontinued operations	(4,510)	—	(3,591)
Gain on casualty settlement, continuing operations	(219)	(245)	(2,475)
Depreciation and amortization of deferred leasing costs	40,189	35,400	28,576
Amortization of deferred debt costs	1,576	1,547	1,467
Non cash compensation costs of stock grants and options	952	948	951
Provision for credit losses	1,151	1,883	1,337
(Increase) decrease in accounts receivable and accrued income	(3,240)	(5,291)	703
Additions to deferred leasing costs	(5,362)	(6,257)	(4,902)
(Increase) decrease in prepaid expenses	(54)	(844)	72
(Increase) decrease in other assets	9,573	(3,668)	(2,894)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(930)	1,478	1,069
Decrease in deferred income	(447)	(908)	(611)

Net cash provided by operating activities	78,423	55,669	62,887

Cash flows from investing activities:
Acquisitions of real estate investments, net (1)	(34,050)	(170,100)	(32,747)
Additions to real estate investments	(12,680)	(11,624)	(6,573)
Additions to development and redevelopment projects	(7,913)	(20,780)	(68,867)
Proceeds from sale of properties	5,818	—	8,132
Proceeds from casualty settlement	1,952	1,004	1,816

Net cash used in investing activities	(46,873)	(201,500)	(98,239)

Cash flows from financing activities:
Proceeds from mortgage notes payable	83,500	286,000	62,600
Repayments on mortgage notes payable	(117,595)	(82,685)	(53,691)
Proceeds from construction loans payable	—	13,410	49,505
Repayments on construction loans payable	—	(104,243)	—
Proceeds from revolving credit facility	38,000	16,000	—
Repayments on revolving credit facility	(8,000)	(8,000)	—
Additions to deferred debt costs	(2,199)	(1,445)	(1,054)
Proceeds from the issuance of:
Common stock	27,784	27,101	19,479
Partnership units	—	49,589	—
Distributions to:
Series A preferred stockholders	(8,000)	(8,000)	(8,000)
Series B preferred stockholders	(7,140)	(7,140)	(7,140)
Common stockholders	(28,135)	(27,062)	(26,186)
Noncontrolling interest	(9,955)	(8,339)	(7,800)

Net cash provided by (used in) financing activities	(31,740)	145,186	27,713

Net decrease in cash and cash equivalents	(190)	(645)	(7,639)
Cash and cash equivalents, beginning of year	12,323	12,968	20,607

Cash and cash equivalents, end of year	$12,133	$12,323	$12,968

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,302	$42,948	$40,678

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

The following table lists the properties acquired, developed and/or disposed of by the Company since January 1, 2010.

Name of Property	Location	Type	Year of Acquisition/ Development/ Disposal
Acquisitions
11503 Rockville Pike	Rockville, MD	Shopping Center	2010
Metro Pike Center	Rockville, MD	Shopping Center	2010
4469 Connecticut Ave	Washington, DC	Mixed-Use	2011
Kentlands Square II	Gaithersburg, MD	Shopping Centers	2011
Severna Park MarketPlace	Severna Park, MD	Shopping Center	2011
Cranberry Square	Westminster, MD	Shopping Center	2011
1500 Rockville Pike	Rockville, MD	Shopping Center	2012
5541 Nicholson Lane	Rockville, MD	Shopping Center	2012

Developments
Clarendon Center North	Arlington, VA	Mixed-Use	2010/2011
Clarendon Center South	Arlington, VA	Mixed-Use	2010/2011

Dispositions
Lexington	Lexington, KY	Shopping Center	2010
West Park	Oklahoma City, OK	Shopping Center	2012
Belvedere	Baltimore, MD	Shopping Center	2012

As of December 31, 2012, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), seven mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties.

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

Nature of Operations

The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2012, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (5.0%), a tenant at ten Shopping Centers, and Safeway (2.7%), a tenant at eight Shopping Centers, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2012.

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

Real Estate Investment Properties

The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and then subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. From time to time the Company may purchase a property, for future development purposes. The property may be improved with an existing structure that would be demolished as part of the development. In such cases, the fair value of the building may be determined based only on existing leases and not include estimated cash flows related to future leases. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and accreted as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

customer relationship intangibles are present in an acquisition, the fair values of the intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. Acquisition-related transaction costs are expensed as incurred.

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2012, 2011, or 2010.

Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $42,000, $1.9 million, and $7.2 million during 2012, 2011, and 2010, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2012, 2011, and 2010, was $40.1 million, $35.3 million, and $28.4 million, respectively. Repairs and maintenance expense totaled $9.3 million, $10.9 million, and $12.0 million for 2012, 2011, and 2010, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.1 million and $25.9 million, net of accumulated amortization of approximately $16.2 million and $14.7 million, as of December 31, 2012 and 2011, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled approximately $5.6 million, $4.8 million, and $3.7 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Construction in Progress

Construction in progress includes preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress totaled $2.3 million and $1.1 million, respectively, as of December 31, 2012 and 2011.

Accounts Receivable and Accrued Income

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $1.2 million and $671,000, at December 31, 2012 and 2011, respectively.

(In thousands)	Year ended December 31,
	2012	2011	2010
Beginning Balance	$671	$898	$1,265
Provision for Credit Losses	1,160	1,883	1,337
Charge-offs	(623)	(2,110)	(1,704)

Ending Balance	$1,208	$671	$898

In addition to rents due currently, accounts receivable also includes $34.4 million and $31.0 million, at December 31, 2012 and 2011, respectively, net of allowance for doubtful accounts totaling $92,000 and $63,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2012 are held in non-interest bearing accounts at various banks.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7.7 million and $7.1 million, net of accumulated amortization of $3.8 million and $6.9 million at December 31, 2012 and 2011, respectively.

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

Derivative Financial Instruments

The Company may, when appropriate, employ derivative instruments, such as interest-rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivative or other financial

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

instruments for trading or speculative purposes. Derivative financial instruments are carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that qualify, the Company may designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. Derivative instruments that are designated as a hedge are evaluated to ensure they continue to qualify for hedge accounting. The effective portion of any gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and recognized in earnings within the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of a derivative instrument is immediately recognized in earnings. For derivative instruments that do not meet the criteria for hedge accounting, or that qualify and are not designated, changes in fair value are immediately recognized in earnings

Discontinued Operations

During 2012, the Company sold its West Park and Belvedere properties for $2.0 million and $4.0 million and recognized gains of $1.1 million and $3.4 million, respectively. During 2010, the Company sold its Lexington property for $8.1 million and recognized a gain of $3.6 million. The results of operations of West Park and Belvedere for the years ended December 31, 2012, 2011 and 2010 and of the Lexington property for the year ended December 31, 2010 are included in the statements of operations as “Loss from operations of property sold.” The Company has no other discontinued operations.

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

As of December 31, 2012, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2012, 2011, and 2010. The tax basis of the Company’s real estate investments was approximately $1.1 billion as of December 31, 2012 and 2011. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2007.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation in general and administrative expenses.

At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting (the “Amended 2004 Plan”) and terminates in April 2018. Pursuant to the Amended 2004 Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2012, 220,500 shares are in the directors’ deferred fee accounts.

The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2012, 2011, and 2010. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $110,000, $109,000, and $101,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 74.4% common interest as of December 31, 2012. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by The Saul Organization.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2012, 2011, and 2010, certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	December 31,
(Shares in thousands)	2012	2011	2010
Weighted average common shares outstanding - Basic	19,649	18,888	18,267
Effect of dilutive options	51	61	110

Weighted average common shares outstanding - Diluted	19,700	18,949	18,377

Average share price	$40.94	$39.39	$40.87

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. Upon determination that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to prior year and prior quarter information to conform to the presentation used for the three-months and year ended December 31, 2012.

3.	REAL ESTATE ACQUIRED

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

1500 Rockville Pike

In December 2012, the Company purchased for $22.4 million 1500 Rockville Pike, a retail property located in Rockville, Maryland, and incurred acquisition costs of $0.6 million.

5541 Nicholson Lane

In December 2012, the Company purchased for $11.7 million 5541 Nicholson Lane, a retail property located in Rockville, Maryland, and incurred acquisition costs of $0.5 million.

The revenue and expenses of 1500 Rockville Pike and 5541 Nicholson Lane have been included in the Consolidated Statements of Operations for the period subsequent to acquisition. Revenue and earnings (defined as revenue less the sum of operating expenses, provision for credit losses and real estate taxes, all arising from the operation of a property) totaled $101,000 and $14,000, respectively, from acquisition through December 31, 2012. The proforma results for the year ended December 31, 2012 and 2011 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transaction taken place on January 1, 2011, or of future results of operations. The following table shows proforma revenue and earnings of the Company assuming the acquisitions occurred as of January 1, 2011.

(In thousands)	Year ended December 31,
	2012	2011
Revenue	$191,866	$175,262
Earnings	144,320	129,981

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Allocation of Purchase Price of Real Estate Acquired

The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their fair values. See Note 2. Summary of Significant Accounting Policies-Real Estate Investment Properties.

During 2012, the Company purchased two properties at an aggregate cost of $34.1 million and incurred acquisition costs of $1.1 million. Of the total purchase price, $3.8 million was allocated to buildings, $30.4 million was allocated to land, and $0.5 million was allocated to in-place leases and $0.7 million was allocated to below market leases which is included in deferred income and is being accreted to income over the lives of the underlying leases, which is approximately 3.1 years.

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

The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2012 and 2011 was $21.9 million and $21.4 million, respectively, and accumulated amortization was $14.7 million and $12.7 million, respectively. Amortization expense totaled $2.0 million, $1.3 million and $747,000, for the years ended December 31, 2012, 2011, and 2010, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2012 and 2011 was $24.8 million and $24.1 million, respectively, and accumulated amortization was $8.3 million and $6.7 million, respectively. Accretion income totaled $1.6 million, $1.2 million, and $1.1 million, for the years ended December 31, 2012, 2011, and 2010, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2012 and 2011 was $1.0 million and $1.0 million, respectively, and accumulated amortization was $930,000 and $870,000, respectively. Amortization expense totaled $60,000, $62,000, and $62,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2012, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2013	$1,957	$45	$1,694
2014	1,066	21	1,482
2015	721	3	1,182
2016	566	1	1,116
2017	517	—	1,095
Thereafter	2,403	—	9,933

Total	$7,230	$70	$16,502

4.	NONCONTROLLING INTEREST - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP

The Saul Organization holds a 25.6% limited partnership interest in the Operating Partnership represented by 6,914,000 limited partnership units, as of December 31, 2012. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that The Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2012, 987,000 units were eligible for conversion.

The impact of The Saul Organization’s 25.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2012, 2011, and 2010, were 26,613,900, 24,739,700, and 23,793,000, respectively.

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS

At December 31, 2012, outstanding debt totaled $827.8 million, of which $774.9 million was fixed rate debt and $52.9 million was variable rate debt. The Company’s outstanding debt totaled $831.9 million at December 31, 2011, of which $808.8 million was fixed rate debt and $23.1 million was variable rate debt. At December 31, 2012, the Company had a $175.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects, under which $38.0 million was outstanding. The revolving credit facility matures on May 20, 2016, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2012, approximately $136.8 million was available under the line and approximately $224,000 was committed for letters of credit. The interest rate under the facility is based on the Company’s leverage and is the sum of LIBOR and a margin ranging from 160 basis points to 250 basis points. As of December 31, 2012, the margin was 1.90%.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock bank term loan (approximately $7.5 million of the $14.9 million outstanding at December 31, 2012). The fixed-rate notes payable are all non-recourse debt except for $3.9 million of the Great Falls Center mortgage, 25% of the Metro Pike Center loan (approximately $3.9 million of the $15.7 million outstanding at December 31, 2012), and $27.6 million of the Clarendon Center mortgage which will be eliminated upon the achievement of certain leasing and debt service covenants which are guaranteed by Saul Centers.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

Immediately prior to the refinancing, Thruway was one of nine properties securing debt included in a collateralized mortgage-backed security (CMBS) with an outstanding balance of $108.3 million, an interest rate of 7.67% and due to mature October 2012. In order to release Thruway, the Company defeased $30.2 million of the outstanding balance at a cost of approximately $4.4 million, using proceeds from the new mortgage financing.

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

Immediately prior to the refinancing, Ravenwood was one of eight remaining properties securing debt included in a CMBS with an outstanding balance of $76.3 million, an interest rate of 7.67% and due to mature October 2012. In order to release Ravenwood, the Company defeased $7.8 million of the outstanding balance at a cost of approximately $900,000, using proceeds from the new mortgage financing.

On December 17, 2010, the Company purchased Metro Pike Center, a 62,000 square foot retail property located in Rockville, Maryland. In conjunction with the acquisition, the Company assumed a mortgage loan with a principal balance of $16.2 million. The loan matures June 30, 2013, bears interest at a variable rate equal to the sum of one-month LIBOR and 245 basis points. In conjunction with the loan assumption, the Company assumed a corresponding interest rate swap agreement with a $16.2 million notional amount to manage the interest rate risk associated with the variable-rate mortgage debt. The swap agreement was effective at closing, terminates on June 30, 2013 and effectively fixes the interest rate on the mortgage debt at 4.67%. Although the swap is an effective hedge of the loan, the Company elected not to designate this agreement as a hedge for accounting purposes. Interest expense on the loan is recognized at its variable interest rate. The swap agreement is carried at its fair value with changes in fair value recognized in change in fair value of derivatives in the Consolidated Statements of Operations as they occur. On a combined basis, the loan and the interest-rate swap require interest-only payments of $62,925, based upon an assumed interest rate of 4.67% until August 1, 2011, followed by equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15.6 million at loan maturity.

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

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

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

On April 11, 2012, the Company closed on a 15-year non-recourse mortgage loan in the amount of $73.0 million secured by Seven Corners shopping center. The loan matures in May 2027, bears interest at a fixed rate of 5.84%, requires equal monthly principal and interest payments totaling $463,226 based upon a 25-year amortization schedule and a final payment of $42.5 million at maturity. Proceeds from the loan were used to pay-off the $63 million remaining balance of existing debt secured by Seven Corners and six other shopping center properties, which was scheduled to mature in October 2012, and to provide cash of approximately $10 million.

On April 26, 2012, the Company substituted the White Oak shopping center for Van Ness Square as collateral for one of its existing mortgage loans which allowed the Company to analyze the feasibility of repositioning Van Ness Square. The terms of the original loan, including its 8.11% interest rate, are unchanged and, in conjunction with the collateral substitution, the Company borrowed an additional $10.5 million, also secured by White Oak. The new borrowing requires equal monthly payments based upon a fixed 4.90% interest rate and 25-year amortization schedule, and will mature in July 2024, conterminously with the original loan. The consolidated loan requires equal monthly payments based upon a blended fixed interest rate of 7.0% and will require a final payment of $18.5 million at maturity.

On May 21, 2012, the Company replaced its existing unsecured revolving credit facility with a new $175.0 million facility that expires on May 20, 2016. The facility, which provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, may be extended for one year, at the Company’s option, subject to the satisfaction of certain conditions. Loans under the facility bear interest at a rate equal to the sum of LIBOR and a margin, based on the Company’s leverage ratio, ranging from 160 basis points to 250 basis points. Based on the leverage ratio of December 31, 2012, the margin was 190 basis points.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2012 and 2011:

Notes Payable	December 31,			Interest	Scheduled
(Dollars in thousands)	2012		2011	Rate *	Maturity *
Fixed rate mortgages:	$—	(a)	$64,844	7.67%	Oct-2012
	—	(b)	10,244	6.12%	Jan-2013
	—	(c)	24,598	7.88%	Jan-2013
	15,750	(d)	16,032	4.67%	Jun-2013
	6,936	(e)	7,203	5.77%	Jul-2013
	13,875	(f)	14,335	5.40%	May-2014
	16,798	(g)	17,415	7.45%	Jun-2015
	34,373	(h)	35,435	6.01%	Feb-2018
	38,388	(i)	39,757	5.88%	Jan-2019
	12,418	(j)	12,860	5.76%	May-2019
	17,145	(k)	17,755	5.62%	Jul-2019
	17,040	(l)	17,627	5.79%	Sep-2019
	15,176	(m)	15,713	5.22%	Jan-2020
	11,421	(n)	11,670	5.60%	May-2020
	10,288	(o)	10,636	5.30%	Jun-2020
	43,424	(p)	44,333	5.83%	Jul-2020
	8,934	(q)	9,204	5.81%	Feb-2021
	6,359	(r)	6,477	6.01%	Aug-2021
	36,699	(s)	37,377	5.62%	Jun-2022
	11,129	(t)	11,317	6.08%	Sep-2022
	11,989	(u)	12,172	6.43%	Apr-2023
	16,247	(v)	16,858	6.28%	Feb-2024
	17,469	(w)	17,791	7.35%	Jun-2024
	15,140	(x)	15,409	7.60%	Jun-2024
	26,635	(y)	16,494	7.02%	Jul-2024
	31,709	(z)	32,281	7.45%	Jul-2024
	31,490	(aa)	32,044	7.30%	Jan-2025
	16,419	(bb)	16,731	6.18%	Jan-2026
	120,822	(cc)	123,372	5.31%	Apr-2026
	36,986	(dd)	37,858	4.30%	Oct-2026
	41,970	(ee)	42,923	4.53%	Nov-2026
	19,569	(ff)	20,000	4.70%	Dec-2026
	72,233	(gg)	—	5.84%	May-2027

Total fixed rate	774,831		808,765	5.82%	10.0 Years

Variable rate loans:
Revolving credit facility	38,000	(hh)	8,000	LIBOR + 1.90%	May-2016
Northrock bank term loan	14,945	(ii)	15,106	LIBOR + 3.00%	May-2013

Total variable rate	52,945		23,106	2.80%	3.4 Years

Total notes payable	$827,776		$831,871	5.77%	9.7 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2012. Totals computed using weighted averages.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(a)	The loan was collateralized by seven shopping centers (Seven Corners, White Oak, Hampshire Langley, Great Eastern, Southside Plaza, Belvedere and Giant) and required equal monthly principal and interest payments of $734,000 based upon a 25-year amortization schedule and a final payment of $62.0 million at loan maturity. The loan was repaid in full in 2012.
(b)	The loan was collateralized by Smallwood Village Center and required equal monthly principal and interest payments of $71,000 based upon a 30-year amortization schedule and a final payment of $10.1 million at loan maturity. The loan was repaid in full in 2012.
(c)	The loan was collateralized by 601 Pennsylvania Avenue and required equal monthly principal and interest payments of $294,000 based upon a 25-year amortization schedule and a final payment of $23.0 million at loan maturity. The loan was repaid in full in 2012.
(d)	The loan, together with a corresponding interest-rate swap, was assumed with the December 17, 2010 acquisition of, and is collateralized by, Metro Pike Center. On a combined basis, the loan and the swap required interest only payments of $63,000 until August 1, 2011, then equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15.6 million at loan maturity. Principal of $282,000 was amortized during 2012.
(e)	The loan is collateralized by Cruse MarketPlace and requires equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6.8 million at loan maturity. Principal of $267,000 was amortized during 2012.
(f)	The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13.3 million is due at loan maturity. Principal of $460,000 was amortized during 2012.
(g)	The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million is due at loan maturity. Principal of $617,000 was amortized during 2012.
(h)	The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.1 million was amortized during 2012.
(i)	The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.4 million was amortized during 2012.
(j)	The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $442,000 was amortized during 2012.
(k)	The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $610,000 was amortized during 2012.
(l)	The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $587,000 was amortized during 2012.
(m)	The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $537,000 was amortized during 2012.
(n)	The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $249,000 was amortized during 2012.
(o)	The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $348,000 was amortized during 2012.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(p)	The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $909,000 was amortized during 2012.
(q)	The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $270,000 was amortized during 2012.
(r)	The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $118,000 was amortized during 2012.
(s)	The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $678,000 was amortized during 2012.
(t)	The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $188,000 was amortized during 2012.
(u)	The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $183,000 was amortized during 2012.
(v)	The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $611,000 was amortized during 2012.
(w)	The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $322,000 was amortized during 2012.
(x)	The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $269,000 was amortized during 2012.
(y)	The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $359,000 was amortized during 2012.
(z)	The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $572,000 was amortized during 2012.
(aa)	The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $554,000 was amortized during 2012.
(bb)	The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $312,000 was amortized during 2012.
(cc)	The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $2.6 million was amortized during 2012.
(dd)	The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $872,000 was amortized during 2012.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(ee)	The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $953,000 was amortized during 2012.
(ff)	The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $431,000 was amortized during 2012.
(gg)	The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $767,000 was amortized during 2012.
(hh)	The loan is a $175.0 million unsecured revolving credit facility. Interest accrues at a rate equal to the sum of one-month LIBOR plus a spread of 1.90%. The line may be extended at the Company’s option for one year with payment of a fee of 0.20%. Monthly payments, if required, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.
(ii)	The loan is collateralized by Northrock and requires monthly principal and interest payments of $13,409 and a final payment of $14.9 million at maturity. Principal of $161,000 was amortized during 2012.

The carrying value of the properties collateralizing the mortgage notes payable totaled $916.1 million and $997.5 million, as of December 31, 2012 and 2011, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2012.

•	maintain tangible net worth, as defined in the loan agreement, of at least $503.3 million plus 80% of the Company’s net equity proceeds received after May 2012.

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.0x on a trailing four-quarter basis (interest expense coverage);

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.3x on a trailing four-quarter basis (fixed charge coverage); and

•	limit the amount of variable rate debt and debt with initial loan terms of less than five years to no more than 40% of total debt.

Mortgage notes payable at December 31, 2012 and 2011, totaling $51.0 million and $99.4 million, respectively, are guaranteed by members of The Saul Organization. As of December 31, 2012, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31, are as follows:

Debt Maturity Schedule

(Dollars in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2013	$37,305		$19,212	$56,517
2014	13,218		19,677	32,895
2015	15,077		20,209	35,286
2016	38,000	(a)	21,058	59,058
2017	—		22,311	22,311
Thereafter	472,892		148,817	621,709

	$576,492		$251,284	$827,776

(a)	Includes $38 million outstanding under the line of credit.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

Interest Expense and Amortization of Deferred Debt Costs

(Dollars in thousands)	Year ended December 31,
	2012	2011	2010
Interest incurred	$48,010	$45,673	$40,528
Amortization of deferred debt costs	1,576	1,547	1,467
Capitalized interest	(42)	(1,896)	(7,196)

	$49,544	$45,324	$34,799

Deferred debt costs capitalized in 2012 totaled $2.2 million. No deferred debt costs were capitalized during 2011 and 2010.

6.	LEASE AGREEMENTS

Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2012, 2011, and 2010, amounted to $152.8 million, $138.4 million, and $126.2 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2013	$146,293
2014	123,137
2015	104,558
2016	87,335
2017	70,306
Thereafter	310,790

$842,419

The majority of the leases provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2012, 2011, and 2010, amounted to $30.4 million, $28.4 million, and $29.5 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.5 million, $1.5 million, and $1.5 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

7.	LONG-TERM LEASE OBLIGATIONS

Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $176,000, $173,000, and $169,000, for the years ended December 31, 2012, 2011, and 2010, respectively. The future minimum rental commitments under these ground leases are as follows:

	Year ending December 31,
(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Beacon Center	$60	$60	$60	$60	$60	$2,660	$2,960
Olney	56	56	56	56	56	3,873	4,153
Southdale	60	60	60	60	60	3,005	3,305

Total	$176	$176	$176	$176	$176	$9,538	$10,418

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

The Company’s corporate headquarters space is leased by a member of The Saul Organization. The lease commenced in March 2002 was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and The Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2012, 2011, and 2010 was $850,000, $945,000, and $893,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8.	STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010 reflect noncontrolling interest of $6.4 million, $3.6 million, and $6.4 million, respectively, representing The Saul Organization’s share of the net income for the year.

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

The Chairman and Chief Executive Officer, the President, the Executive Vice President-Real Estate and the Senior Vice President-Chief Accounting Officer of the Company are also officers of various members of The Saul Organization and their management time is shared with The Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The Company participates in a multiemployer 401K plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $379,000, $378,000, and $358,000, for 2012, 2011, and 2010, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in The Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2012, 2011, and 2010, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $238,000, $231,000, and $213,000, for the years ended December 31, 2012, 2011, and 2010, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.2 million and $1.9 million, at December 31, 2012 and 2011, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by The Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2012, 2011, and 2010, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $6.0 million, $6.1 million, and $6.5 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2012 and 2011, accounts payable, accrued expenses and other liabilities included $499,000 and $560,000, respectively, representing billings due to The Saul Organization for the Company’s share of these ancillary costs and expenses.

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $372,000, $341,000, and $324,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, the Company’s former president, whereby Mr. Saul III will provide certain consulting services to the Company as an independent contractor. Under the consulting agreement, Mr. Saul III will be paid at a rate of $60,000 per month. The consulting agreement includes certain noncompete, nonsolicitation and nondisclosure covenants, and has a term of up to two years, although the consulting agreement is terminable by the Company at any time. During 2012, such consulting fees totaled $225,000.

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

Effective May 4, 2012, the Compensation Committee granted options to purchase a total of 277,500 shares (26,157 shares from incentive stock options and 251,343 shares from nonqualified stock options) to 15 Company officers and 14 Company Directors (the “2012 options”), which expire on May 3, 2022. The officers’ 2012 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2012 options were immediately exercisable. The exercise price of $39.29 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2012 Options to be $1.7 million, of which $1.44 million and $244,000 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $244,000 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010:

Stock options issued
	Directors
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010	05/13/2011	05/04/2012	Subtotals
Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	282,500
Vested	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	282,500
Exercised	21,200	17,500	2,500	—	—	10,000	2,500	2,500	2,500	58,700
Forfeited	—	—	2,500	5,000	5,000	—	2,500	2,500	—	17,500
Exercisable at December 31, 2012	8,800	12,500	25,000	25,000	25,000	22,500	27,500	27,500	32,500	206,300
Remaining unexercised	8,800	12,500	25,000	25,000	25,000	22,500	27,500	27,500	32,500	206,300

Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29
Volatility	0.183	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348
Expected life (years)	5.0	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%

Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$244,388	$1,873,763
Forfeited options	—	—	—	—	—	—	—	—	—	—
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	222,950	—	—	—	1,044,050
Expensed in 2010	—	—	—	—	—	—	287,950	—	—	287,950
Expensed in 2011	—	—	—	—	—	—	—	297,375	—	297,375
Expensed in 2012	—	—	—	—	—	—	—	—	244,388	244,388
Future expense	—	—	—	—	—	—	—	—	—	—

	Officers
Grant date	05/23/2003	04/26/2004	05/06/2005	04/27/2007	05/13/2011	05/04/2012		Subtotals		Grand Totals
Total grant	220,000	122,500	132,500	135,000	162,500	242,500		1,015,000		1,297,500
Vested	212,500	115,000	118,750	67,500	40,625	—		554,375		836,875
Exercised	211,585	91,250	66,375	—	13,750	—		382,960		441,660
Forfeited	7,500	7,500	13,750	67,500	41,250	130,000		267,500		285,000
Exercisable at December 31, 2012	915	23,750	52,375	67,500	26,875	—		171,415		377,715
Remaining unexercised	915	23,750	52,375	67,500	107,500	112,500		364,540		570,840

Exercise price	$24.91	$25.78	$33.22	$54.17	$41.82	$39.29
Volatility	0.175	0.183	0.207	0.233	0.330	0.315
Expected life (years)	7.0	7.0	8.0	6.5	8.0	8.0
Assumed yield	7.00%	5.75%	6.37%	4.13%	4.81%	5.28%
Risk-free rate	4.00%	4.05%	4.15%	4.61%	2.75%	1.49%

Total value at grant date	$332,200	$292,775	$413,400	$1,258,848	$1,277,794	$1,442,148		$5,017,165		$6,890,928
Forfeited options	11,325	17,925	35,100	—	252,300	813,800		1,130,450		1,130,450
Expensed in previous years	320,875	274,850	378,300	839,245	—	—		1,813,270		2,857,320
Expensed in 2010	—	—	—	314,712	—	—		314,712		602,662
Expensed in 2011	—	—	—	104,891	186,347	—		291,238		588,613
Expensed in 2012	—	—	—	—	270,391	104,724		375,115		619,503
Future expense	—	—	—	—	568,756	523,624		1,092,380		1,092,380
Weighted average term of remaining future expense			2.9 years

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2012, 2011, and 2010:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	674,585	$40.40	532,881	$39.12	609,253	$36.71
Granted	277,500	39.29	195,000	41.82	32,500	38.76
Exercised	(149,995)	31.03	(40,796)	29.03	(108,872)	25.52
Expired/Forfeited	(231,250)	43.56	(12,500)	45.05	—	—

Outstanding December 31	570,840	41.04	674,585	40.40	532,881	39.12

Exercisable at December 31	377,715	41.41	512,085	39.96	502,256	38.21

The intrinsic value of options exercised in 2012, 2011, and 2010, was $1.6 million, $688,000, and $2.0 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2012 was $2.2 million and $1.7 million, respectively. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2012, the final trading day of calendar 2012, the closing price of $42.79 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Options having an exercise price in excess of the December 31, 2012 closing price have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2012 are 5.0 and 6.4 years, respectively.

11.	NON-OPERATING ITEMS

Gain on casualty settlement in 2012 reflects insurance proceeds received in excess of the carrying value of assets damaged during a hail storm at French Market in 2012. Gain on casualty settlement in 2011 and 2010 reflects the excess of insurance proceeds over the carrying value of assets damaged during a severe hail storm at French Market. The insurance proceeds funded substantially all of the restoration of the damaged property.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 4.0% and 4.30%, would be approximately $848.1 million and $889.2 million, as of December 31, 2012 and 2011, respectively, compared to the carrying value of $774.8 million and $808.8 million at December 31, 2012 and 2011, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

Effective June 30, 2011, the Company determined that one of its interest-rate swap arrangements was a highly effective hedge of the cash flows under one of its variable-rate mortgage loans and designated the swap as a cash flow hedge of that mortgage. The swap is carried at fair value with changes in fair value recognized either in income or comprehensive income depending on the effectiveness of the swap. The following chart summarizes the changes in fair value of the Company’s swaps for the indicated periods.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)	Year ended December 31,
	2012	2011	2010
Increase (decrease) in fair value:
Recognized in earnings	$36	$(1,332)	$—
Recognized in other comprehensive income	(932)	(3,195)	(543)

Total	$(896)	$(4,527)	$(543)

The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by the market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreements terminate on June 30, 2013 and July 1, 2020. As of December 31, 2012, the fair value of the interest-rate swaps was approximately $5.9 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.

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

The Company paid common stock distributions of $1.44 per share, $1.44 per share, and $1.44 per share, during 2012, 2011, and 2010, respectively, and Series A preferred stock dividends of $2.00 per depositary share and Series B preferred stock dividends of $2.25 per share during each of the years in the period ended December 31, 2012. Of the common stock dividends paid, $0.95 per share, $0.72 per share, and $1.008 per share, represented ordinary dividend income and $0.49 per share, $0.72 per share, and $0.432 per share represented return of capital to the shareholders. All of the preferred stock dividends paid were considered ordinary dividend income.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2012, 2011, and 2010, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
	(Dollars in thousands)
	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shs Issued	Discounted Share Price

Distributions during 2012
October 31	$3,785	$7,121	$2,489	141,960	$42.23
July 31	3,785	7,063	2,489	144,881	40.43
April 30	3,785	7,005	2,489	145,118	38.93
January 31	3,785	6,946	2,489	163,429	34.44

Total 2012	$15,140	$28,135	$9,956	595,388

Distributions during 2011
October 31	$3,785	$6,867	$2,489	160,589	$34.82
July 31	3,785	6,772	1,950	125,973	38.30
April 30	3,785	6,730	1,950	111,592	42.49
January 31	3,785	6,693	1,950	100,094	45.92

Total 2011	$15,140	$27,062	$8,339	498,248

Distributions during 2010
October 31	$3,785	$6,608	$1,950	114,854	$41.14
July 31	3,785	6,567	1,950	107,932	41.27
April 30	3,785	6,525	1,950	103,496	39.07
January 31	3,785	6,486	1,950	100,565	34.58

Total 2010	$15,140	$26,186	$7,800	426,847

In December 2012, the Board of Directors of the Company authorized a distribution of $0.36 per common share payable in January 2013, to holders of record on January 17, 2013. As a result, $7.2 million was paid to common shareholders on January 31, 2013. Also, $2.5 million was paid to limited partnership unitholders on January 31, 2013 ($0.36 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of $0.50 per Series A depositary share, to holders of record on January 7, 2013 and $0.5625 per Series B depositary share to holders of record on January 7, 2013. As a result, $3.8 million was paid to preferred shareholders on January 15, 2013. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interest deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

15.	INTERIM RESULTS (Unaudited)

The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2012 and 2011.

(In thousands, except per share amounts)	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$46,989	$47,373	$47,443	$48,287
Operating income before loss on early extinguishment of debt, gain on casualty settlement, acquisition costs, discontinued operations and noncontrolling interest	9,318	9,598	8,160	9,149
Gain on sales of properties	—	—	—	4,510
Net income attributable to Saul Centers, Inc.	7,864	8,079	7,948	9,483
Net income available to common shareholders.	4,079	4,294	4,163	5,698
Net income available to common shareholders per share (diluted)	0.21	0.22	0.21	0.29

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$41,608	$42,666	$42,756	$46,848
Operating income before loss on early extinguishment of debt, gain on casualty settlement, acquisition costs, discontinued operations and noncontrolling interest	8,340	8,247	8,636	8,747
Net income attributable to Saul Centers, Inc.	7,309	6,398	5,504	7,522
Net income available to common shareholders.	3,524	2,613	1,719	3,737
Net income available to common shareholders per share (diluted)	0.19	0.14	0.09	0.19

16.	BUSINESS SEGMENTS

The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate for the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2012 presentation.

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2012	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$137,647	$52,309	$136	$190,092
Expenses	(30,139)	(17,131)	—	(47,270)

Income from real estate	107,508	35,178	136	142,822
Interest expense & amortization of deferred debt costs	—	—	(49,544)	(49,544)
General and administrative	—	—	(14,274)	(14,274)

Subtotal	107,508	35,178	(63,682)	79,004
Depreciation and amortization of deferred leasing costs	(25,667)	(14,445)	—	(40,112)
Predevelopment expense	—	(2,667)	—	(2,667)
Acquisition related costs	(1,129)	—	—	(1,129)
Change in fair value of derivatives	—	—	36	36
Gain on casualty settlement	219			219
Loss from operations of property sold	(81)	—	—	(81)
Gain on property dispositions	4,510	—	—	4,510

Net income	$85,360	$18,066	$(63,646)	$39,780

Capital investment	$46,353	$8,290	$—	$54,643

Total assets	$894,027	$301,355	$11,927	$1,207,309

As of or for the year ended December 31, 2011
Real estate rental operations:
Revenue	$127,767	$46,035	$76	$173,878
Expenses	(30,372)	(14,658)	—	(45,030)

Income from real estate	97,395	31,377	76	128,848
Interest expense & amortization of deferred debt costs	—	—	(45,324)	(45,324)
General and administrative	—	—	(14,256)	(14,256)

Subtotal	97,395	31,377	(59,504)	69,268
Depreciation and amortization of deferred leasing costs	(23,077)	(12,221)	—	(35,298)
Decrease in fair value of derivatives	—	—	(1,332)	(1,332)
Acquisition related costs	(2,534)	—	—	(2,534)
Loss from operations of property sold	(55)	—	—	(55)
Gain on casualty settlement	245	—	—	245

Net income	$71,974	$19,156	$(60,836)	$30,294

Capital investment	$177,958	$24,546	$—	$202,504

Total assets	$871,409	$308,053	$13,107	$1,192,569

As of or for the year ended December 31, 2010
Real estate rental operations:
Revenue	$125,015	$38,060	$33	$163,108
Expenses	(29,923)	(12,052)	—	(41,975)

Income from real estate	95,092	26,008	33	121,133
Interest expense & amortization of deferred debt costs	—	—	(34,799)	(34,799)
General and administrative	—	—	(13,968)	(13,968)

Subtotal	95,092	26,008	(48,734)	72,366
Depreciation and amortization of deferred leasing costs	(20,491)	(7,888)	—	(28,379)
Loss on early extinguishment of debt	—	—	(5,405)	(5,405)
Acquisition related costs	(1,179)	—	—	(1,179)
Gain on casualty settlement	2,475	—	—	2,475
Loss from operations of property sold	(284)	—	—	(284)
Gain on property sale	3,591	—	—	3,591

Net income	$79,204	$18,120	$(54,139)	$43,185

Capital investment	$29,253	$68,986	$—	$98,239

Total assets	$704,624	$294,791	$14,473	$1,013,888

SAUL CENTERS, INC.

Notes to Consolidated Financial Statements

17.	Subsequent Events

On January 31, 2013, the Company issued a notice to redeem 60% of the depositary shares related to the 8% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per depositary share, plus accrued dividends. The depositary shares were redeemed pro-rata on March 2, 2013.

On February 12, 2013, the Company sold, in an underwritten public offering, 5.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock, providing net cash proceeds of approximately $134.8 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends on or after February 12, 2018. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The first dividend is scheduled to be paid on April 15, 2013 and covers the period from February 12, 2013 through March 31, 2013. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

On February 12, 2013, the Company issued a notice to redeem all of the outstanding depositary shares related to the 9% Series B Cumulative Redeemable Preferred Stock at a price of $25.00 per depositary share, plus accrued dividends. The redemption date is March 15, 2013.

On February 27, 2013, the Company closed on a three-year $15.6 million mortgage loan secured by Metro Pike Center. The loan matures in 2016, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and a final payment of $14.7 million at maturity. The loan may be extended for up to two years. Proceeds were used to pay-off the $15.9 million remaining balance of existing debt secured by Metro Pike Center, and to extinguish the related swap agreement, which were scheduled to mature in June 2013.

On February 27, 2013, the Company closed on a three-year $15.0 million mortgage loan secured by Northrock. The loan matures in 2016, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and a final payment of $14.2 million at maturity. The loan may be extended for up to two years. Proceeds were used to pay-off the $15.0 million remaining balance of existing debt secured by Northrock, which was scheduled to mature in May 2013.

The Company recently completed negotiation of lease termination agreements with the tenants of Van Ness Square and expects the building will be vacant on or about April 30, 2013. Costs incurred related to those termination arrangements are being amortized to expense using the straight-line method over the remaining terms of the leases. In addition, the remaining lives of (a) straight line rent recognition and (b) the building, have been adjusted to end on April 30, 2013.

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2012

(Dollars in Thousands)

		Costs										Buildings
		Capitalized	Basis at Close of Period									and
		Subsequent		Buildings								Improvements	Book Value
	Initial	to		and	Leasehold		Accumulated	Book	Related	Date of	Date	Depreciable	Of Mortgaged
	Basis	Acquisition	Land	Improvements	Interests	Total	Depreciation	Value	Debt	Construction	Acquired	Lives in Years	Properties

Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$19,357	$6,764	$24,024	$—	$30,788	$9,522	$21,266	$31,490	1994 & 2000-6	3/94	40	21,266
Ashland Square Phase I, Manassas, VA	73	3,918	73	3,918	—	3,991	118	3,873	—	2007	12/04	20	—
Beacon Center, Alexandria, VA	1,493	18,158	—	18,557	1,094	19,651	11,637	8,014	—	1960 & 1974	1/72	40 & 50	—
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	11,989		3/08	—	22,623
Boca Valley Plaza, Boca Raton, FL	16,720	702	5,735	11,687	—	17,422	2,747	14,675	11,421		2/04	40	14,675
Boulevard, Fairfax, VA	4,883	4,746	3,687	5,942	—	9,629	1,927	7,702	6,719	1969, 1999 & 2009	4/94	40	7,702
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,899	9,789	20,147	—	29,936	4,862	25,074	17,040		4/04	40	25,074
Broadlands Village, Ashburn, VA	5,316	25,058	5,300	25,074	—	30,374	6,794	23,580	20,407	2002-3, 2004 & 2006	3/02	40 & 50	23,580
Countryside, Sterling, VA	28,912	1,597	7,532	22,977	—	30,509	5,200	25,309	17,145		2/04	40	25,309
Cranberry Square, Westminster, MD	31,578	100	6,700	24,978	—	31,678	778	30,900	19,569		9/11	40	30,900
Cruse MarketPlace, Cumming, GA	12,226	101	3,920	8,407	—	12,327	1,888	10,439	6,936		3/04	40	10,439
Flagship Center, Rockville, MD	160	9	169	—	—	169		169	—	1972	1/72	—	—
French Market, Oklahoma City, OK	5,781	12,357	1,118	17,020	—	18,138	8,959	9,179	—	1972 & 1998	3/74	50	—
Germantown, Germantown, MD	3,576	742	2,034	2,284	—	4,318	1,254	3,064	—	1990	8/93	40	—
Giant, Baltimore, MD	998	559	422	1,135	—	1,557	996	561	—	1959	1/72	40	—
The Glen, Lake Ridge, VA	12,918	7,221	5,299	14,840	—	20,139	6,107	14,032	9,820	1993 & 2005	6/94	40	14,032
Great Eastern, District Heights, MD	4,993	10,632	3,785	11,840	—	15,625	7,099	8,526	—	1958 & 1960	1/72	40	—
Great Falls Center, Great Falls, VA	41,750	2,185	14,766	29,169	—	43,935	3,282	40,653	16,247		3/08	40	40,653
Hampshire Langley, Takoma, MD	3,159	3,310	1,856	4,613	—	6,469	3,101	3,368	—	1960	1/72	40	—
Hunt Club Corners, Apopka, FL	12,584	1,759	3,948	10,395	—	14,343	1,870	12,473	6,359		6/06	40	12,473
Jamestown Place, Altamonte Springs, FL	14,055	744	4,455	10,344	—	14,799	1,916	12,883	8,934		11/05	40	12,883
Kentlands Square I, Gaithersburg, MD	14,379	104	5,006	9,477	—	14,483	2,475	12,008	8,161	2002	9/02	40	12,008
Kentlands Square II, Gaithersburg, MD	72,473	5	20,500	51,978	—	72,478	1,624	70,854	41,970		9/11	40	70,854
Kentlands Place, Gaithersburg, MD	1,425	7,120	1,425	7,120	—	8,545	2,234	6,311	—	2005	1/04	50	—
Lansdowne Town Center, Leesburg, VA	6,545	35,778	6,546	35,777	—	42,323	7,766	34,557	36,699	2006	11/02	50	34,557
Leesburg Pike, Baileys Crossroads, VA	2,418	6,099	1,132	7,385	—	8,517	5,362	3,155	17,469	1965	2/66	40	3,155
Lumberton Plaza, Lumberton, NJ	4,400	10,361	950	13,811	—	14,761	11,334	3,427	—	1975	12/75	40	—
Metro Pike Center, Rockville, MD	33,123	432	26,064	7,491	—	33,555	373	33,182	15,750		12/10	40	33,182
Shops at Monocacy, Frederick, MD	9,541	13,656	9,260	13,937	—	23,197	3,470	19,727	15,176	2003-4	11/03	50	19,727
Northrock, Warrington, VA	12,686	14,560	12,686	14,560	—	27,246	1,337	25,909	14,945	2009	01/08	50	25,909
Olde Forte Village, Ft. Washington, MD	15,933	6,537	5,409	17,061	—	22,470	4,525	17,945	12,418	2003-4	07/03	40	17,945
Olney, Olney, MD	1,884	1,670	—	3,554	—	3,554	2,970	584	—	1972	11/75	40	—
Orchard Park, Dunwoody, GA	19,377	383	7,751	12,009	—	19,760	1,659	18,101	11,129		7/07	40	18,101
Palm Springs Center, Altamonte Springs, FL	18,365	308	5,739	12,934	—	18,673	2,519	16,154	10,288		3/05	40	16,154

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2012

(Dollars in Thousands)

		Costs										Buildings
		Capitalized	Basis at Close of Period									and
		Subsequent		Buildings								Improvements	Book Value
	Initial	to		and	Leasehold		Accumulated	Book	Related	Date of	Date	Depreciable	Of Mortgaged
	Basis	Acquisition	Land	Improvements	Interests	Total	Depreciation	Value	Debt	Construction	Acquired	Lives in Years	Properties

Ravenwood, Baltimore, MD	1,245	4,192	703	4,734	—	5,437	2,517	2,920	16,419	1959 & 2006	1/72	40	2,920
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	14,861	11,700	22,113	4,448	—	26,561	250	26,311	—		10/10 12/12	40	—
1500 Rockville Pike, Rockville, MD		22,547	18,729	3,818	—	22,547	—	22,547	—		12/12	5	—
Seabreeze Plaza, Palm Harbor, FL	24,526	1,193	8,665	17,054	—	25,719	3,057	22,663	13,875		11/05	40	22,663
Sea Colony (Market Place at), Bethany Beach, DE	2,920	27	1,146	1,800	—	2,947	221	2,726	—		3/08	40	—
Seven Corners, Falls Church, VA	4,848	43,454	4,913	43,389	—	48,302	23,216	25,086	72,233	1956 & 1997	7/73	40	25,086
Severna Park Marketplace, Severna Park, MD	63,254	—	12,700	50,554	—	63,254	1,580	61,674	36,986		9/11	40	61,674
Shops at Fairfax, Fairfax, VA	2,708	9,263	992	10,979	—	11,971	6,031	5,940	10,079	1975 & 1999	6/75	50	5,940
Smallwood Village Center, Waldorf, MD	17,819	7,552	6,402	18,969	—	25,371	3,544	21,827	—		1/06	40	—
Southdale, Glen Burnie, MD	3,650	20,264	—	23,292	622	23,914	19,896	4,018	—	1962 & 1986	1/72	40	—
Southside Plaza, Richmond, VA	6,728	8,591	1,878	13,441	—	15,319	10,176	5,143	—	1958	1/72	40	—
South Dekalb Plaza, Atlanta, GA	2,474	3,768	703	5,539	—	6,242	3,818	2,424	—	1970	2/76	40	—
Thruway, Winston-Salem, NC	4,778	22,289	5,496	21,466	105	27,067	11,964	15,103	43,424	1955 & 1965	5/72	40	15,103
Village Center, Centreville, VA	16,502	1,666	7,851	10,317	—	18,168	5,230	12,938	15,140	1990	8/93	40	12,938
Westview Village, Frederick, MD	5,146	20,866	5,153	20,859	—	26,012	2,129	23,883	—	2009	11/07	50	—
White Oak, Silver Spring, MD	6,277	5,112	4,649	6,740	—	11,389	5,484	5,905	26,635	1958 & 1967	1/72	40	5,905
Other Buildings / Improvements		98		98		98	70	28	—				—

Total Shopping Centers	652,551	395,746	314,536	731,940	1,821	1,048,297	226,889	821,408	602,872

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	25,176	3,755	42,880	—	46,635	29,723	16,912	31,709	1984, 1986,	12/84, 8/85,	35 & 40	16,912
										1990, 1998	2/86, 4/98		—
										& 2000	& 10/2000		—

Clarendon Center, Arlington, VA (1)	12,753	184,830	16,287	181,296	—	197,583	10,035	187,548	120,822	2010	7/73, 1/96 & 4/02		187,548
Crosstown Business Center, Tulsa, OK	3,454	6,213	604	9,063	—	9,667	6,328	3,339	—	1974	10/75	40	—
601 Pennsylvania Ave., Washington, DC	5,479	58,815	5,667	58,627	—	64,294	42,419	21,875	—	1986	7/73	35	—
Van Ness Square, Washington, DC	2,412	30,874	2,242	31,044	—	33,286	21,444	11,842	—	1990	07/73 2/11	4	—

Washington Square, Alexandria, VA	2,034	50,580	544	52,070	—	52,614	16,466	36,148	34,373	1952 & 2000	7/73	50	36,148

Total Mixed-Use Properties	47,591	356,488	29,099	374,980	—	404,079	126,415	277,664	186,904

Development Land

Ashland Square Phase II, Manassas, VA	6,338	4,979	7,908	3,409	—	11,317	—	11,317	—		12/04		—
New Market, New Market, MD	2,088	286	2,338	36	—	2,374	—	2,374	—		9/05		—

Total Development Land	8,426	5,265	10,246	3,445	—	13,691	—	13,691	—

Total	$708,568	$757,500	$353,881	$1,110,365	$1,821	$1,466,068	$353,305	$1,112,763	$789,776				906,034

(1)	Includes the North and South Blocks and Residential

Schedule III

SAUL CENTERS, INC.

Real Estate and Accumulated Depreciation

December 31, 2012

Depreciation and amortization related to the real estate investments reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building	Generally 35 - 50 years or a shorter period if management determines that the building has a shorter useful life.
Building components	Up to 20 years
Tenant improvements	The shorter of the term of the lease or the useful life
of the improvements

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1,142,503,000 at December 31, 2012. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.

The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2012 are summarized as follows:

(In thousands)	2012	2011	2010

Total real estate investments:

Balance, beginning of year	$1,417,845	$1,224,036	$1,111,224
Acquisitions	34,247	168,905	47,984
Improvements	23,095	25,955	74,031
Retirements	(9,119)	(1,051)	(9,203)

Balance, end of year	$1,466,068	$1,417,845	$1,224,036

Total accumulated depreciation:

Balance, beginning of year	$326,397	$296,786	$276,310
Depreciation expense	33,986	30,555	24,839
Retirements	(7,078)	(944)	(4,363)

Balance, end of year	$353,305	$326,397	$296,786