Form 10-K/A
period 2012-12-31
SAUL CENTERS INC
filed 2013-03-19
CIK 907254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Saul Centers, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 2 and Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed with the Securities and Exchange Commission on March 13, 2013 (the “Annual Report”).

Item 2 is amended and being filed in its entirety (i) to correct the list of “Anchor/Significant Tenants” reported for the Company’s Great Eastern Shopping Center in the Company’s Schedule of Current Portfolio Properties by deleting the reference to “Fresh World,” and (ii) to update the amounts reported in the Company’s Schedule of Current Portfolio Properties as Percentage Leased for (A) the Company’s Clarendon Center-South Block Mixed-Use Property from 44% for Dec-12 and 68% for Dec-11 to 100% and 99%, respectively, and (B) the Company’s Clarendon Center Residential-South Block Mixed-Use Property from 83% for Dec-12 and 86% for Dec-11 to 100% in each case.

Item 7 is amended and being filed in its entirety (i) to indicate, under the heading “Results of Operations” that the increase of $1.5 million in same property revenue represents a percentage increase of 1.0% (rather than 0.9%) and that the increase in same property operating income was $2.1 million (rather than $1.9 million), representing an increase of 1.8% (rather than 1.6%), (ii) to amend the date with respect to which the accrued but unpaid dividends are calculated when determining the redemption price of the Company’s Series C Cumulative Redeemable Preferred Stock from March 15, 2018 to February 12, 2018, and (iii) to update from 91.7% to 82.8% the amount reported as Percentage Leased with respect to Mixed-Use Properties as of December 31, 2012 under the heading “Portfolio Leasing Status.”

In addition, we are filing as exhibits certain currently dated certifications.

This amendment is limited in scope to matters set forth above and does not amend, update or change any other items or disclosures contained in the Annual Report. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraphs, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

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

Current Portfolio Properties

The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2012

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)		Anchor / Significant Tenants
					Dec-12	Dec-11
Shopping Centers
Ashburn Village	Ashburn, VA	221,273	1994/00/01/02/06	26.4	92%	88%	Giant Food, Hallmark Cards, McDonalds, Burger King, Dunkin Donuts, Kinder Care
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	Capital One Bank, CVS Pharmacy, All American Steakhouse
Beacon Center	Alexandria, VA	358,015	1972 (1993/99/07)	32.3	100%	100%	Lowe’s Home Improvement Center, Giant Food, Office Depot, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s, Chipotle
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	BJ’s Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	87%	80%	Publix, Wachovia Bank, Jaco Hybrid Training, Subway
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	100%	Panera Bread, Party City, Petco
Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	99%	99%	Safeway, Ross Dress For Less, Family Dollar, Advance Auto. McDonalds, Wendy’s, Chuck E Cheese’s
Broadlands Village	Ashburn, VA	159,734	2003/4/6	24.0	85%	91%	Safeway, The All American Steakhouse, Bonefish Grill, Starbucks, LA Boxing
Countryside Marketplace	Sterling, VA	141,696	2004	16.0	92%	90%	Safeway, CVS Pharmacy, Starbucks, McDonalds
Cranberry Square	Westminster, MD	141,569	2011	18.9	92%	91%	Giant Food, Staples, Party City, Pier 1 Imports, Jos A Banks, Wendy’s’, Giant Gas
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	84%	88%	Publix, Subway
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	Capital One Bank
French Market	Oklahoma City, OK	244,724	1974 (1984/98)	13.8	87%	94%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Lakeshore Learning Center, Alfred Angelo, Dollar Tree
Germantown	Germantown, MD	27,241	1992	2.7	81%	82%	Jiffy Lube
Giant	Milford Mill, MD	70,040	1972 (1990)	5.0	94%	94%	Giant Food
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	96%	96%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Eastern	District Heights, MD	255,398	1972 (1995)	31.9	75%	98%	Pep Boys, Big Lots, No Excuse Workout
Great Falls Center	Great Falls, VA	91,666	2008	11.0	98%	95%	Safeway, CVS Pharmacy, Capital One Bank, Starbucks, Subway, Walpole Woodworkers
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	98%	Expo E Mart, Radio Shack, Starbucks, Footlocker, Chuck E. Cheese’s
Hunt Club Corners	Apopka, FL	101,522	2006	13.1	94%	94%	Publix, Walgreens, Radio Shack, Hallmark
Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	93%	90%	Publix, Carrabas Italian Grill
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s Home Improvement Center, Chipotle
Kentlands Square II	Gaithersburg, MD	240,683	2011	22.3	96%	100%	Giant Food, Kmart, Party City, Panera Bread, Not Your Average Joe’s, Payless Shoes, Hallmark, Chick-Fil-A, Coal Fire Pizza
Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	100%	97%	Elizabeth Arden’s Red Door Salon, Bonefish Grill, Subway

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2012

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)		Anchor / Significant Tenants
					Dec-12	Dec-11
Shopping Centers (continued)
Lansdowne Town Center	Leesburg, VA	189,352	2006	23.4	93%	96%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joes, Starbucks, Velocity 5, Capital One Bank
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	95%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless
Lumberton Plaza	Lumberton, NJ	193,044	1975 (1992/96)	23.3	93%	76%	Bottom Dollar Food, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar, Retro Fitness, Big Lots
Metro Pike Center	Rockville, MD	67,488	2010	4.6	84%	76%	McDonalds, Jennifer Convertibles, Fed ExKinko’s, Dunkin Donuts, Seven Eleven
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	92%	91%	Giant Food, Giant Gas Station, Panera Bread, Starbucks, Five Guys, California Tortilla
Northrock	Warrenton, VA	99,789	2009	15.4	81%	81%	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza, Capital One Bank
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	96%	94%	Safeway, Advance Auto, Dollar Tree, Radio Shack, McDonalds, Wendy’s, Ledo’s Pizza
Olney	Olney, MD	53,765	1975 (1990)	3.7	94%	96%	Rite Aid, Olney Grill, Ledo’s Pizza, Popeye’s
Orchard Park	Dunwoody, GA	87,885	2007	10.5	92%	90%	Kroger, GNC, Subway
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	98%	94%	Albertson’s, Office Depot, Mimi’s Cafe, Toojay’s Deli
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	91%	93%	Giant Food, Starbucks
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010/2012	3.6	70%	100%	Staples, Casual Male
1500 Rockville Pike	Rockville, MD	52,681	2012	6.7	91%	na	Party City
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	97%	95%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	90%	95%	Seacoast Realty, Armand’s Pizza, Candy Kitchen, Turquoise Restaurant
Seven Corners	Falls Church, VA	574,831	1973 (1994-7/07)	31.6	100%	91%	The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, G Street Fabrics, Off-Broadway Shoes, JoAnn Fabrics, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy’s, Burlington Coat Factory
Severna Park Marketplace	Severna Park, MD	254,174	2011	20.6	100%	100%	Giant Food, Kohl’s, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonalds, Jos. A Banks, Radio Shack, Atlanta Bread Company, Five Guys, Unleashed
Shops at Fairfax	Fairfax, VA	68,762	1975 (1993/99)	6.7	100%	95%	Super H Mart
Smallwood Village Center	Waldorf, MD	173,281	2006	25.1	70%	68%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6	93%	83%	The Home Depot, Food Valu, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot
Southside Plaza	Richmond, VA	371,761	1972	32.8	92%	92%	Community Supermarket, Maxway, Citi Trends, City of Richmond, McDonalds, Burger King, Kool Smiles, Anna’s Linens
South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	88%	88%	Maxway, Big Lots, Emory Clinic, Deal$(Dollar Tree)
Thruway	Winston-Salem, NC	362,547	1972 (1997)	30.5	93%	87%	Harris Teeter, Trader Joe’s, Stein Mart, Talbots, Hanes Brands, Jos. A Banks, Bonefish Grill, Chico’s, Ann Taylor Loft, Coldwater Creek, Rite Aid, FedEx/Kinkos, Plow & Hearth, New Balance, Aveda Salon, Christies Hallmark, Carter’s Kids, McDonalds, Chick-Fil-A, Wells Fargo Bank, Francesca’s Collections, Great Outdoor Provision Company, White House / Black Market
Village Center	Centreville, VA	146,309	1990	17.2	99%	90%	Giant Food, Tuesday Morning, Starbucks, McDonalds, Pet Supplies Plus
Westview Village	Frederick, MD	97,611	2009	10.4	85%	57%	Mimi’s Cafe, Sleepy’s, Music & Arts, Firehouse Subs, CiCi’s Pizza, Café Rio, Regus
White Oak	Silver Spring, MD	480,676	1972 (1993)	28.5	100%	99%	Giant Food, Sears, Walgreens, Radio Shack, Boston Market, Sarku

	Total Shopping Centers	7,877,159		757.1	93.4%	91.6%

Saul Centers, Inc.

Schedule of Current Portfolio Properties

December 31, 2012

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)			Anchor / Significant Tenants
					Dec-12		Dec-11
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD	390,683	1981-2000	37.1	83%		80%	General Services Administration, SeraCare Life Sciences, Bio-Reference Laboratories, Inc, Direct Buy
Clarendon Center-North Block	Arlington, VA	108,387	2010	0.6	96%		86%	Pete’s New Haven Pizza, AT&T, BGR, Airline Reporting Corporation, Personnel Decisions
Clarendon Center-South Block	Arlington, VA	104,894	2010	1.3	100%		99%	Trader Joe’s, Circa, Burke Herbert Bank, Cannon Design, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One
Clarendon Center Residential-South Block (244 units)		188,671	2010		100%		100%
Crosstown Business Center	Tulsa, OK	197,127	1975 (2000)	22.4	77%		87%	Compass Group, Roxtec, Keystone Automotive, Freedom Express, Direct TV, Auto Panels Plus
601 Pennsylvania Ave.	Washington, DC	226,604	1973 (1986)	1.0	95%		95%	National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Pharmaceutical Care Management Assn., Capital Grille
Van Ness Square	Washington, DC	159,411	1973 (1990)	1.4	44%		67%	Office Depot, Pier One
Washington Square	Alexandria, VA	236,376	1975 (2000)	2.0	89%		92%	Vanderweil Engineering, AECOM, Freeman Decorating Services, Tauri Group, Cooper Carry, Bank of America, Marketing General, Alexandria Economic Development, Trader Joe’s, Fed Ex/Kinko’s, Talbots, Teaism Restaurant, Starbucks, The Business Bank

	Total Mixed-Use Properties	1,612,153		65.8	82.8	%(2)	85.8%

	Total Portfolio	9,489,312		822.9	91.7	%(2)	90.7%

Land and Development Parcels
Ashland Square Phase II	Manassas, VA		2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.

	Total Development Properties			52.8

(1)	Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments.
(2)	Total percentage leased is for commercial space only.

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

Results of Operations

Same property revenue and operating income were $160.1 million and $119.7 million, respectively, in 2012 representing increases of $1.5 million (1.0%) and $2.1 million (1.8%) over 2011. Same property comparisons for 2012 and 2011 include 46 Shopping Centers and 5 Mixed-Use Properties which were in operation for the entirety of 2012 and 2011.

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

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2012	50	7	7,877,200	1,612,200	93.4%	82.8%
2011	51	7	7,930,000	1,610,400	90.8%	85.8%
2010	48	6	7,293,000	1,608,000	92.0%	81.5%

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents were filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(b)	Consolidated Balance Sheets - December 31, 2012 and 2011

	(c)	Consolidated Statements of Operations - Years ended December 31, 2012, 2011, and 2010.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011, and 2010.

	(e)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2012, 2011, and 2010.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011, and 2010.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Scheduleof the Company:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restate Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

	(d)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, as amended, dated March 26, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 27, 2008, is hereby incorporated by reference.

	(e)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated February 6, 2013, filed as Exhibit 3.2 to Saul Centers’ Registration Statement on Form 8-A, filed February 7, 2013, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Deposit Agreement, dated March 27, 2008, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4.1 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(c)	Deposit Agreement, dated February 6, 2013, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock of Saul Centers, Inc. filed as Exhibit 4.1 to Saul Centers’ Registration Statement on Form 8-A on February 7, 2013 is hereby incorporated by reference.

	(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(e)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(f)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.1 to Saul Centers’ Registration Statement on Form 8-A on February 7, 2013 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10 (a) of the September 30, 2011 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated February 12, 2013 is hereby incorporated by reference.

	(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as Exhibit 10.(c) of the 2009 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33- 64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Credit Agreement, dated as of May 21, 2012, by and among Saul Holdings Limited Partnership as Borrower; Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger; JP Morgan Chase Bank, N.A., as Syndication Agent; and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders, as filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 24, 2012, is hereby incorporated by reference.

(k)	Guaranty, dated as of May 21, 2012, by and between Saul Centers, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 24, 2012, is hereby incorporated by reference.

(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference.

(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Promissory Note, dated as of March 23, 2011, by Clarendon Center LLC to The Prudential Life Insurance Company of America as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

	(p)	Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

	(q)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10.(c) of the Company’s Current Report on Form 8- K dated August 11, 2010, is hereby incorporated by reference.

	(r)	Purchase Agreement, dated as of August 9, 2011, by and among the Company, Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust and filed as Exhibit 10.(r) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(s)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Cranberry Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(a) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(t)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Kentlands Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(b) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(u)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Severna Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(c) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(v)	Consulting Agreement, dated as of September 4, 2012, by and among Saul Centers, Inc. its subsidiary entities and B. Francis Saul III and filed as Exhibit 10.(v) of the September 30, 2012 Quarterly Report of the Company is hereby incorporated by reference.

21.		Subsidiaries of Saul Centers, Inc. as filed as Exhibit 21 to the December 31, 2012 Annual Report of the Company is hereby incorporated by reference.

23.		Consent of Independent Registered Public Accounting Firm as filed as Exhibit 23 to the December 31, 2012 Annual Report of the Company.

24.		Power of Attorney as filed as Exhibit 24 to the December 31, 2012 Annual Report of the Company is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer are filed herewith.

101.		The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	March 19, 2013	/s/ B. Francis Saul II
B. Francis Saul II
Chairman of the Board of Directors & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated.

Date:	March 19, 2013	/s/ Thomas H. McCormick
Thomas H. McCormick, President and Director

Date:	March 19, 2013	/s/ Philip D. Caraci*
Philip D. Caraci, Vice Chairman

Date:	March 19, 2013	/s/ Scott V. Schneider*
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date:	March 19, 2013	/s/ Joel A. Friedman*
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date:	March 19, 2013	/s/ John E. Chapoton*
John E. Chapoton, Director

Date:	March 19, 2013	/s/ G. Patrick Clancy, Jr.*
G. Patrick Clancy, Jr., Director

Date:	March 19, 2013	/s/ Gilbert M. Grosvenor*
Gilbert M. Grosvenor, Director

Date:	March 19, 2013	/s/ Philip C. Jackson Jr.*
Philip C. Jackson Jr., Director

Date:	March 19, 2013	/s/ General Paul X. Kelley*
General Paul X. Kelley, Director

Date:	March 19, 2013	/s/ Charles R. Longsworth*
Charles R. Longsworth, Director

Date:	March 19, 2013	/s/ Patrick F. Noonan*
Patrick F. Noonan, Director

Date:	March 19, 2013	/s/ H. Gregory Platts*
H. Gregory Platts, Director

Date:	March 19, 2013	/s/ Mark Sullivan III*
Mark Sullivan III, Director

Date:	March 19, 2013	/s/ James W. Symington*
James W. Symington, Director

Date:	March 19, 2013	/s/ John R. Whitmore*
John R. Whitmore, Director

* by Thomas H. McCormick, attorney-in-fact