Form 10-Q
period 2013-06-30
SAUL CENTERS INC
filed 2013-08-01
CIK 907254

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2013

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

Number of shares of common stock, par value $0.01 per share outstanding as of July 31, 2013: 20.3 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands,	June 30,	December 31,
except per share amounts)	2013	2012
	(Unaudited)
Assets
Real estate investments
Land	$351,647	$353,890
Buildings and equipment	1,117,976	1,109,911
Construction in progress	6,165	2,267

	1,475,788	1,466,068
Accumulated depreciation	(378,775)	(353,305)

	1,097,013	1,112,763
Cash and cash equivalents	12,945	12,133
Accounts receivable and accrued income, net	41,701	41,406
Deferred leasing costs, net	24,757	26,102
Prepaid expenses, net	1,669	3,895
Deferred debt costs, net	8,342	7,713
Other assets	5,183	3,297

Total assets	$1,191,610	$1,207,309

Liabilities
Mortgage notes payable	$826,224	$789,776
Revolving credit facility payable	—	38,000
Dividends and distributions payable	13,022	13,490
Accounts payable, accrued expenses and other liabilities	22,576	27,434
Deferred income	26,961	31,320

Total liabilities	888,783	900,020

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 16,000 and 40,000 shares issued and outstanding, respectively	40,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding in 2012	—	79,328
Series C Cumulative Redeemable, 56,000 shares issued and outstanding in 2013	140,000	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 20,353,039 and 20,045,452 shares issued and outstanding, respectively	204	201
Additional paid-in capital	260,371	246,557
Accumulated deficit	(170,649)	(154,830)
Accumulated other comprehensive loss	(1,866)	(3,553)

Total Saul Centers, Inc. stockholders’ equity	268,060	267,703
Noncontrolling interest	34,767	39,586

Total stockholders’ equity	302,827	307,289

Total liabilities and stockholders’ equity	$1,191,610	$1,207,309

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months		For The Six Months
(Dollars in thousands,	Ended June 30,		Ended June 30,
except per share amounts)	2013	2012	2013	2012
Revenue
Base rent	$39,553	$38,043	$79,293	$75,528
Expense recoveries	7,463	7,441	15,077	15,142
Percentage rent	338	453	938	859
Other	1,455	1,435	2,687	2,832

Total revenue	48,809	47,372	97,995	94,361

Operating expenses
Property operating expenses	6,041	5,918	11,990	11,655
Provision for credit losses	285	241	549	593
Real estate taxes	5,433	5,526	11,196	11,362
Interest expense and amortization of deferred debt costs	11,709	12,554	23,426	25,287
Depreciation and amortization of deferred leasing costs	12,472	9,749	28,824	19,507
General and administrative	3,925	3,784	7,329	7,031
Predevelopment expenses	1,233	—	3,582	—

Total operating expenses	41,098	37,772	86,896	75,435

Operating income	7,711	9,600	11,099	18,926
Change in fair value of derivatives	51	(16)	61	(19)

Income from continuing operations	7,762	9,584	11,160	18,907
Discontinued operations	—	11	—	8

Net Income	7,762	9,595	11,160	18,915
Noncontrolling interest
(Income) loss attributable to noncontrolling interests	(1,168)	(1,516)	418	(2,972)

Net income attributable to Saul Centers, Inc.	6,594	8,079	11,578	15,943
Preferred stock redemption	—	—	(5,228)	—
Preferred stock dividends	(3,207)	(3,785)	(7,571)	(7,570)

Net income (loss) attributable to common stockholders	$3,387	$4,294	$(1,221)	$8,373

Per share net income (loss) attributable to common stockholders
Basic and diluted:
Continuing operations	$0.17	$0.22	$(0.06)	$0.43
Discontinued operations	—	—	—	—

	$0.17	$0.22	$(0.06)	$0.43

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$7,762	$9,595	$11,160	$18,915
Other comprehensive income
Change in unrealized loss on cash flow hedge	1,763	(1,466)	2,264	(912)

Total comprehensive income	9,525	8,129	13,424	18,003
Comprehensive income attributable to noncontrolling interests	(1,617)	(1,142)	(159)	(2,744)

Total comprehensive income attributable to Saul Centers, Inc.	7,908	6,987	13,265	15,259
Preferred stock redemption	—	—	(5,228)	—
Preferred stock dividends	(3,207)	(3,785)	(7,571)	(7,570)

Total comprehensive income attributable to common stockholders	$4,701	$3,202	$466	$7,689

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2012	$179,328	$201	$246,557	$(154,830)	$(3,553)	$267,703	$39,586	$307,289
Issuance of 56,000 shares of Series C Cumulative preferred stock	140,000	—	(4,779)	—	—	135,221	—	135,221
Partial redemption of 24,000 shares of Series A Cumulative preferred stock	(60,000)	—	2,212	(2,216)	—	(60,004)	—	(60,004)
Full redemption of 31,731 shares of Series B Cumulative preferred stock	(79,328)	—	3,007	(3,012)	—	(79,333)	—	(79,333)
Issuance of 307,587 shares of common stock:
288,307 shares pursuant to dividend reinvestment plan	—	3	12,176	—	—	12,179	—	12,179
19,280 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	1,198	—	—	1,198	—	1,198
Net income (loss)	—	—	—	11,578	—	11,578	(418)	11,160
Change in unrealized loss on cash flow hedge	—	—	—	—	1,687	1,687	577	2,264
Preferred stock distributions:
Series A	—	—	—	(1,613)	—	(1,613)	—	(1,613)
Series B	—	—	—	(1,468)	—	(1,468)	—	(1,468)
Series C	—	—	—	(1,283)	—	(1,283)	—	(1,283)
Common stock distributions	—	—	—	(7,272)	—	(7,272)	(2,489)	(9,761)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(800)	—	(800)	—	(800)
Series C, $42.97 per share	—	—	—	(2,406)	—	(2,406)	—	(2,406)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(7,327)	—	(7,327)	(2,489)	(9,816)

Balance, June 30, 2013	$180,000	$204	$260,371	$(170,649)	$(1,866)	$268,060	$34,767	$302,827

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months
	Ended June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$11,160	$18,915
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	(61)	19
Depreciation and amortization of deferred leasing costs	28,824	19,548
Amortization of deferred debt costs	625	901
Non cash compensation costs of stock grants and options	695	679
Provision for credit losses	549	593
Decrease in accounts receivable and accrued income	(844)	(170)
Additions to deferred leasing costs	(1,862)	(2,980)
Decrease in prepaid expenses	2,226	2,431
(Increase) decrease in other assets	(1,886)	5,469
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,024)	2,774
Decrease in deferred income	(4,359)	(125)

Net cash provided by operating activities	34,043	48,054

Cash flows from investing activities:
Additions to real estate investments	(7,322)	(5,448)
Additions to development and redevelopment projects	(4,054)	(1,824)

Net cash used in investing activities	(11,376)	(7,272)

Cash flows from financing activities:
Proceeds from mortgage notes payable	83,600	83,500
Repayments on mortgage notes payable	(47,152)	(74,276)
Proceeds from revolving credit facility	123,000	—
Repayments on revolving credit facility	(161,000)	(8,000)
Additions to deferred debt costs	(1,254)	(2,078)
Proceeds from the issuance of:
Common stock	12,683	11,497
Series C preferred stock	135,221	—
Preferred stock redemption payments:
Series A preferred	(60,000)	—
Series B preferred	(79,328)	—
Preferred stock redemption costs	(9)	—
Distributions to:
Series A preferred stockholders	(3,613)	(4,000)
Series B preferred stockholders	(3,253)	(3,570)
Series C preferred stockholders	(1,283)	—
Common stockholders	(14,489)	(13,949)
Noncontrolling interest	(4,978)	(4,978)

Net cash used in financing activities	(21,855)	(15,854)

Net increase in cash and cash equivalents	812	24,928
Cash and cash equivalents, beginning of period	12,133	12,323

Cash and cash equivalents, end of period	$12,945	$37,251

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure

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

Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B. F. Saul Real Estate Investment Trust, the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the “Saul Organization”). On August 26, 1993, members of the Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and, collectively with the Operating Partnership, the “Partnerships”), shopping center and mixed-use properties and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

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

As of June 30, 2013, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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

Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of June 30, 2013, 33 of the Shopping

Notes to Consolidated Financial Statements (Unaudited)

Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food, a tenant at ten Shopping Centers, and Safeway, a tenant at eight Shopping Centers, individually accounted for 4.9% and 2.7%, respectively, of the Company’s total revenue for the six months ended June 30, 2013.

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

Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1.0 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively.

In addition to rents due currently, accounts receivable includes approximately $35.7 million and $34.4 million, at June 30, 2013 and December 31, 2012, respectively, net of allowance for doubtful accounts totaling $243,000 and $220,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Assets Held for Sale

The Company considers properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

Notes to Consolidated Financial Statements (Unaudited)

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable and the Company expects the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. As of June 30, 2013, no properties were classified as held for sale.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Construction In Progress

Construction in progress includes preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress totaled $6.2 million ($4.9 million of which is related to Van Ness Square), and $2.3 million as of June 30, 2013 and December 31, 2012, respectively.

Deferred Debt Costs

Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $8.3 million and $7.7 million, net of accumulated amortization of $4.1 million and $3.8 million, at June 30, 2013 and December 31, 2012, respectively.

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

Deferred Leasing Costs

Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $24.8 million and $26.1 million, net of

Notes to Consolidated Financial Statements (Unaudited)

accumulated amortization of $16.5 million and $16.2 million, as of June 30, 2013 and December 31, 2012, respectively. Amortization expense, included in depreciation and amortization in the consolidated statements of operations, totaled $3.2 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively.

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

Predevelopment Expenses

Predevelopment expenses represent certain costs incurred by the Company in connection with active development and redevelopment projects and include, for example, costs related to the early termination of tenant leases and demolition of existing structures.

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

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the six months ended June 30, 2013 and 2012.

Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $34,000 and $3,600 for the six months ended June 30, 2013 and 2012, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.

Notes to Consolidated Financial Statements (Unaudited)

Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the consolidated statements of operations totaled $25.6 million and $16.8 million for the six months ended June 30, 2013 and 2012, respectively. The $8.8 million increase was primarily due to $8.0 million of additional depreciation expense on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013. Repairs and maintenance expense totaled $4.9 million and $4.6 million for the six months ended June 30, 2013 and 2012, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.

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

The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of June 30, 2013, 221,852 shares had been credited to the directors’ deferred fee accounts.

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

Noncontrolling Interest

Saul Centers is the sole general partner of the Operating Partnership, owning a 74.6% common interest as of June 30, 2013. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.

Per Share Data

Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Certain options are dilutive because the average share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution. For the three and six months ended June 30, 2013, 92,500 and 25,000 stock options issued in 2007 and 2008, respectively, are anti-dilutive and are therefore excluded from this measurement.

Basic and Diluted Shares Outstanding

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Weighted average common shares outstanding-Basic	20,301	19,559	20,224	19,481
Effect of dilutive options	22	43	27	45

Weighted average common shares outstanding-Diluted	20,323	19,602	20,251	19,526

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the six months ended June 30, 2013.

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

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership

As of June 30, 2013, the Saul Organization holds a 25.4% limited partnership interest in the Operating Partnership represented by approximately 6.9 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2013, 1.25 million units were convertible into shares of Saul Centers common stock.

The impact of The Saul Organization’s approximately 25.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended June 30, 2013 and 2012, were approximately 27.2 million and 26.5 million, respectively, and for the six months ended June 30, 2013 and 2012 were 27.2 million and 26.4 million, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs

The Company’s outstanding debt totaled approximately $826.2 million at June 30, 2013, of which approximately $795.8 million was fixed-rate debt and approximately $30.4 million was variable rate debt. The carrying value of the properties collateralizing the mortgage notes payable totaled $911.1 million as of June 30, 2013.

At June 30, 2013, the Company had a $175.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on May 20, 2016, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On June 30, 2013, based on the value of the Company’s unencumbered properties, approximately $166.7 million was available under the line, no borrowings were outstanding and approximately $404,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 160 basis points to 250 basis points. As of June 30, 2013, the margin was 190 basis points.

Notes to Consolidated Financial Statements (Unaudited)

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of each of the Northrock bank loan (approximately $7.5 million of the $14.9 million outstanding at June 30, 2013) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.5 million outstanding at June 30, 2013). The fixed-rate notes payable are all non-recourse debt except for $27.6 million of the Clarendon Center mortgage, which will be eliminated upon the achievement of certain leasing and debt service covenants which are guaranteed by Saul Centers.

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

On April 10, 2013, the Company paid in full the $6.9 million remaining balance on the mortgage loan secured by Cruse Marketplace.

On May 28, 2013, the Company closed on a 15-year, non-recourse $35.0 million mortgage loan secured by Beacon Center. The loan matures in 2028, bears interest at a fixed rate of 3.51%, requires monthly principal and interest payments totaling $203,200 based on a 20-year amortization schedule and requires a final payment of $11.3 million at maturity.

At December 31, 2012, the Company’s outstanding debt totaled approximately $827.8 million, of which $774.8 million was fixed rate debt and $53.0 million was variable rate debt, including $38.0 million outstanding on the Company’s unsecured revolving credit facility. The carrying value of the properties collateralizing the mortgage notes payable totaled $916.1 million as of December 31, 2012.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2013, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
July 1 through December 31, 2013	$—	$10,661	$10,661
2014	13,218	21,929	35,147
2015	15,077	22,558	37,635
2016	28,916	22,991	51,907
2017	—	24,193	24,193
2018	27,872	24,189	52,061
Thereafter	465,825	148,795	614,620

	$550,908	$275,316	$826,224

Interest expense and amortization of deferred debt costs for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Interest incurred	$11,429	$12,064	$22,835	$24,392
Amortization of deferred debt costs	314	494	625	899
Capitalized interest	(34)	(4)	(34)	(4)

	$11,709	$12,554	$23,426	$25,287

6.	Stockholders’ Equity and Noncontrolling Interest

The consolidated statements of operations for the six months ended June 30, 2013 and 2012 reflect noncontrolling interest of ($418,000) and $3.0 million, respectively, representing the Saul Organization’s share of net income (loss) for each period.

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

Notes to Consolidated Financial Statements (Unaudited)

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

The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $189,000 and $170,000 for the six months ended June 30, 2013 and 2012, respectively. All amounts deferred by employees and the Company are fully vested.

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2013 and 2012, the Company contributed $103,000 and $109,000, respectively, which is three times the amount deferred by employees and is included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.5 million and $2.2 million, at June 30, 2013 and December 31, 2012, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into a shared services agreement (the “Agreement”) with The Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2013 and 2012, which included rental expense for the Company’s headquarters lease, totaled approximately $3.2 million and $3.1 million, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of June 30, 2013 and December 31, 2012, accounts payable, accrued expenses and other liabilities included approximately $406,000 and $499,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.

The Company subleases its corporate headquarters space from a member of The Saul Organization. The lease commenced in March 2002, was extended to March 2017 in 2012, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense was $428,000 and $452,000 for the six months ended June 30, 2013 and 2012, respectively, and is included in general and administrative expense.

Notes to Consolidated Financial Statements (Unaudited)

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $167,000 and $130,000 for the six months ended June 30, 2013 and 2012, respectively.

Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, the Company’s former president, whereby Mr. Saul III will provide certain consulting services to the Company as an independent contractor and will be paid at a rate of $60,000 per month. The consulting agreement includes certain noncompete, nonsolicitation and nondisclosure covenants, and has a term of up to two years, although the consulting agreement is terminable by the Company at any time. During the six months ended June 30, 2013, such consulting fees totaled $360,000.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2013:

Stock options issued

	Directors
Grant date	04/26/2004	05/06/2005	05/01/2006	04/27/2007	04/25/2008	04/24/2009	05/07/2010	05/13/2011	05/04/2012	05/10/2013	Subtotals
Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	317,500
Vested	30,000	30,000	27,500	25,000	25,000	32,500	30,000	30,000	35,000	35,000	300,000
Exercised	22,500	20,000	2,500	—	—	12,500	2,500	2,500	2,500	—	65,000
Forfeited	—	—	2,500	5,000	5,000	—	2,500	2,500	—	—	17,500
Exercisable at June 30, 2013	7,500	10,000	25,000	25,000	25,000	20,000	27,500	27,500	32,500	35,000	235,000
Remaining unexercised	7,500	10,000	25,000	25,000	25,000	20,000	27,500	27,500	32,500	35,000	235,000
Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42
Volatility	0.183	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333
Expected life (years)	5.0	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%
Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$244,388	$262,946	$2,136,709
Forfeited options	—	—	—	—	—	—	—	—	—	—	—
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	222,950	287,950	297,375	244,388	—	1,873,763
Expensed in 2013	—	—	—	—	—	—	—	—	—	262,946	262,946
Future expense	—	—	—	—	—	—	—	—	—	—	—

	Officers
Grant date	04/26/2004	05/06/2005	04/27/2007	05/13/2011	05/04/2012	05/10/2013		Subtotals			Grand Totals
Total grant	122,500	132,500	135,000	162,500	242,500	202,500		997,500			1,315,000
Vested	115,000	118,750	67,500	67,500	28,125	—		396,875			696,875
Exercised	91,250	69,500	—	16,250	1,875	—		178,875			243,875
Forfeited	7,500	13,750	67,500	41,250	130,000	—		260,000			277,500
Exercisable at June 30, 2013	23,750	49,250	67,500	51,250	26,250	—		218,000			453,000
Remaining unexercised	23,750	49,250	67,500	105,000	110,625	202,500		558,625			793,625
Exercise price	$25.78	$33.22	$54.17	$41.82	$39.29	$44.42
Volatility	0.183	0.207	0.233	0.330	0.315	0.304
Expected life (years)	7.0	8.0	6.5	8.0	8.0	8.0
Assumed yield	5.75%	6.37%	4.13%	4.81%	5.28%	5.12%
Risk-free rate	4.05%	4.15%	4.61%	2.75%	1.49%	1.49%
Total value at grant date	$292,775	$413,400	$1,258,848	$1,277,794	$1,442,148	$1,254,164		$5,939,129			$8,075,838
Forfeited options	17,925	35,100	—	252,300	813,800	—		1,119,125			1,119,125
Expensed in previous years	274,850	378,300	1,258,848	456,738	104,724	—		2,473,460			4,347,223
Expensed in 2013	—	—	—	117,678	78,543	52,257		248,477			511,423
Future expense	—	—	—	451,078	445,081	1,201,907		2,098,067			2,098,067
Weighted average term of remaining future expense			3.2 years

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	570,840	$41.05	$2,228,639
Granted	237,500	44.42	$9,500
Exercised	14,715	34.19	$131,885
Expired/Forfeited	—	—

Outstanding June 30	793,625	42.19	$2,844,076

Exercisable at June 30	453,000	41.77	$2,257,858

The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At June 28, 2013, the closing share price of $44.46 was lower than the exercise price of options granted in 2007 and 2008 and, therefore, those options had no intrinsic value as of June 30, 2013. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.6 years and 5.5 years, respectively.

9.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.1% and 4.0%, would be approximately $880.3 million and $848.1 million, respectively, compared to the carrying value of $795.8 million and $774.8 million at June 30, 2013 and December 31, 2012, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.

The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of June 30, 2013, the fair value of the interest-rate swap was approximately $3.4 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap which is designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Change in fair value:
Recognized in earnings	$51	$(16)	$61	$(19)
Recognized in other comprehensive income	1,763	(1,466)	2,264	(912)

	$1,814	$(1,482)	$2,325	$(931)

10.	Commitments and Contingencies

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

	Shopping	Mixed-Use	Corporate	Consolidated
(Dollars in thousands)	Centers	Properties	and Other	Totals
Three months ended June 30, 2013
Real estate rental operations:
Revenue	$35,749	$13,047	$13	$48,809
Expenses	(7,222)	(4,537)	—	(11,759)

Income from real estate	28,527	8,510	13	37,050
Interest expense and amortization of deferred debt costs	—	—	(11,709)	(11,709)
Predevelopment expenses	—	(1,233)	—	(1,233)
General and administrative	—	—	(3,925)	(3,925)

Subtotal	28,527	7,277	(15,621)	20,183
Depreciation and amortization of deferred leasing costs	(6,913)	(5,559)	—	(12,472)
Change in fair value of derivatives	—	—	51	51

Net income (loss)	$21,614	$1,718	$(15,570)	$7,762

Capital investment	$2,305	$4,007	$—	$6,312

Total assets	$885,816	$292,048	$13,746	$1,191,610

Three months ended June 30, 2012
Real estate rental operations:
Revenue	$34,214	$13,118	$40	$47,372
Expenses	(7,410)	(4,275)	—	(11,685)

Income from real estate	26,804	8,843	40	35,687
Interest expense and amortization of deferred debt costs	—	—	(12,554)	(12,554)
General and administrative	—	—	(3,784)	(3,784)

Subtotal	26,804	8,843	(16,298)	19,349
Depreciation and amortization of deferred leasing costs	(6,272)	(3,477)	—	(9,749)
Change in fair value of derivatives	—	—	(16)	(16)
Income from operation of property sold	11	—	—	11

Net income (loss)	$20,543	$5,366	$(16,314)	$9,595

Capital investment	$1,219	$2,153	$—	$3,372

Total assets	$858,431	$304,044	$38,595	$1,201,070

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2013
Real estate rental operations:
Revenue	$71,796	$26,155	$44	$97,995
Expenses	(14,977)	(8,758)	—	(23,735)

Income from real estate	56,819	17,397	44	74,260
Interest expense and amortization of deferred debt costs	—	—	(23,426)	(23,426)
Predevelopment expenses	—	(3,582)	—	(3,582)
General and administrative	—	—	(7,329)	(7,329)

Subtotal	56,819	13,815	(30,711)	39,923
Depreciation and amortization of deferred leasing costs	(13,742)	(15,082)	—	(28,824)
Change in fair value of derivatives	—	—	61	61

Net income (loss)	$43,077	$(1,267)	$(30,650)	$11,160

Capital investment	$5,804	$5,572	$—	$11,376

Total assets	$885,816	$292,048	$13,746	$1,191,610

Six months ended June 30, 2012
Real estate rental operations:
Revenue	$68,153	$26,156	$52	$94,361
Expenses	(14,992)	(8,618)	—	(23,610)

Income from real estate	53,161	17,538	52	70,751
Interest expense and amortization of deferred debt costs	—	—	(25,287)	(25,287)
General and administrative	—	—	(7,031)	(7,031)

Subtotal	53,161	17,538	(32,266)	38,433
Depreciation and amortization of deferred leasing costs	(12,638)	(6,869)	—	(19,507)
Change in fair value of derivatives	—	—	(19)	(19)
Income from operation of property sold	8	—	—	8

Net income (loss)	$40,531	$10,669	$(32,285)	$18,915

Capital investment	$3,472	$3,800	$—	$7,272

Total assets	$858,431	$304,044	$38,595	$1,201,070

12.	Subsequent Events

The Company has reviewed operating activities for the period subsequent to June 30, 2013 and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

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

General

The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2013.

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

The Company recently completed negotiation of lease termination agreements with the tenants of Van Ness Square and the building is vacant. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, and totaled $3.2 million in the six months ended June 30, 2013. The Company intends to develop a primarily residential project with street-level retail and expects to recognize approximately $1 million of additional predevelopment expenses over the third and fourth quarters when the existing improvements of Van Ness Square and the adjacent 4469 Connecticut Avenue are demolished, the timing of which is uncertain and dependent on the issuance of various governmental approvals and permits.

During the fourth quarter of 2012, the Company acquired two properties along the Rockville Pike corridor of Rockville, Maryland, one of which is adjacent to one of the Company’s existing properties. In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space, which was 90.5% leased to multiple tenants, located on the east side of Rockville Pike near the Twinbrook Metro Station. The property is zoned for up to 745,000 square feet of rentable mixed-use space. The Company intends to redevelop the site but has not committed to any redevelopment plan or time table.

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

While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion and vacancies continue to remain elevated compared to pre-recession levels. The Company’s overall leasing percentage on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 93.8% at June 30, 2013, compared to 92.8% at June 30, 2012.

The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. And, as of June 30, 2013, amortizing fixed-rate mortgage debt with staggered maturities from 2014 to 2028 represented approximately 96.3% of the Company’s notes payable, thus minimizing refinancing risk. On April 10, 2013, the Company repaid in full the $6.9 million remaining balance on the only fixed-rate loan scheduled to mature in 2013. As of June 30, 2013, the Company’s variable-rate debt consisted of a $14.9 million bank term loan secured by Northrock Shopping Center, and a $15.5 million bank term loan secured by Metro Pike Center. As of June 30, 2013, the Company has availability of approximately $166.7 million under its $175.0 million unsecured revolving line of credit.

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

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Same property revenue and operating income were $48.0 million and $36.4 million, respectively, for the three months ended June 30, 2013, representing increases of $1.5 million (3.2%) and $1.1 million (3.0%) over the three months ended June 30, 2012. Same property comparisons include 48 Shopping Centers and six Mixed-Use Properties which were in operation for the entirety of both periods.

Revenue

	Three months ended June 30,		2012 to 2013 Change
(Dollars in thousands)	2013	2012	Amount	Percent
Base rent	$39,553	$38,043	$1,510	4.0%
Expense recoveries	7,463	7,441	22	0.3%
Percentage rent	338	453	(115)	-25.4%
Other	1,455	1,435	20	1.4%

Total revenue	$48,809	$47,372	$1,437	3.0%

Base rent includes $695,000 and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $441,000 and $413,000, for the three months ended June 30, 2013 and 2012, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 3.0% in the three months ended June 30, 2013 (“2013 Quarter”) compared to the three months ended June 30, 2012 (“2012 Quarter”) primarily due to increased base rent resulting from (a) increased leasing at Clarendon Center and Westview, two recently-developed properties ($694,000), (b) rent generated by the properties acquired in 2012 ($487,000), (c) leasing of anchor-tenant spaces at several properties ($297,000), and (d) other base rent increases throughout the core portfolio ($635,000), partially offset by (e) reduced base rent at Van Ness Square as a result of the Company’s activities to terminate leases ($603,000).

The decrease in percentage rent in the 2013 Quarter from the 2012 Quarter is primarily timing related. A major tenant reported its sales to us earlier in 2013 than it did in 2012.

Operating Expenses

	Three months ended June 30,		2012 to 2013 Change
(Dollars in thousands)	2013	2012	Amount	Percent
Property operating expenses	$6,041	$5,918	$123	2.1%
Provision for credit losses	285	241	44	18.3%
Real estate taxes	5,433	5,526	(93)	-1.7%
Interest expense and amortization of deferred debt costs	11,709	12,554	(845)	-6.7%
Depreciation and amortization of leasing costs	12,472	9,749	2,723	27.9%
General and administrative	3,925	3,784	141	3.7%
Predevelopment expenses	1,233	—	1,233	N/M

Total operating expenses	$41,098	$37,772	$3,326	8.8%

Total operating expenses increased 8.8% in the 2013 Quarter compared to the 2012 Quarter primarily due to (a) $2.0 million of additional depreciation expense and (b) $1.2 million of predevelopment expense both of which resulted from the Company’s redevelopment activities at Van Ness Square.

Property operating expenses. The decrease in property operating expenses for the 2013 Quarter reflects small decreases at most properties in the portfolio and the impact of the properties acquired in 2012.

Provision for credit losses. The provision for credit losses for the 2013 Quarter represents 0.58% of the Company’s revenue, an increase from 0.51% for the 2012 Quarter.

Interest expense and amortization of deferred debt. Interest expense decreased in the 2013 Quarter compared to the 2012 Quarter primarily because of a reduction in the average cost of debt to 5.52% in the 2013 Quarter from 5.83% in the 2012 Quarter.

Depreciation and amortization of leasing costs. The increase in depreciation and amortization to $12.5 million in the 2013 Quarter from $9.7 million in the 2012 Quarter was primarily due to $2.0 million of additional depreciation expense on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013 and the impact of the properties acquired in 2012.

Predevelopment expenses. Predevelopment expenses represent costs incurred, primarily lease termination costs, in connection with the redevelopment of Van Ness Square.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Same property revenue and operating income were $95.9 million and $72.8 million, respectively, for the six months ended June 30, 2013, representing increases of $3.4 million (3.7%) and $2.9 million (4.1%) over the six months ended June 30, 2012. Same property comparisons include 48 Shopping Centers and six Mixed-Use Properties which were in operation for the entirety of both periods.

Revenue

	Six months ended June 30,		2012 to 2013 Change
(Dollars in thousands)	2013	2012	Amount	Percent
Base rent	$79,293	$75,528	$3,765	5.0%
Expense recoveries	15,077	15,142	(65)	-0.4%
Percentage rent	938	859	79	9.2%
Other	2,687	2,832	(145)	-5.1%

Total revenue	$97,995	$94,361	$3,634	3.9%

Base rent includes $1.4 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $881,000 and $800,000 for the six months ended June 30, 2013 and 2012, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 3.9% in the six months ended June 30, 2013 (“2013 Period”) compared to the six months ended June 30, 2012 (“2012 Period”) primarily due to increased base rent resulting from (a) increased leasing at Clarendon Center and Westview, two recently-developed properties ($1.5 million), (b) rent generated by the properties acquired in 2012 ($962,000), (c) leasing of anchor-tenant spaces at several properties ($595,000), and (d) other base rent increases throughout the core portfolio ($1.6 million), partially offset by (e) reduced base rent at Van Ness Square as a result of the Company’s activities to terminate leases ($918,000).

Operating Expenses

	Six months ended June 30,		2012 to 2013 Change
(Dollars in thousands)	2013	2012	Amount	Percent
Property operating expenses	$11,990	$11,655	$335	2.9%
Provision for credit losses	549	593	(44)	-7.4%
Real estate taxes	11,196	11,362	(166)	-1.5%
Interest expense and amortization of deferred debt costs	23,426	25,287	(1,861)	-7.4%
Depreciation and amortization of leasing costs	28,824	19,507	9,317	47.8%
General and administrative	7,329	7,031	298	4.2%
Predevelopment expenses	3,582	—	3,582	N/M

Total operating expenses	$86,896	$75,435	$11,461	15.2%

Total operating expenses increased 15.2% in the 2013 Period compared to the 2012 Period primarily due to (a) $8.0 million of additional depreciation expense and (b) $3.6 million of predevelopment expense both of which resulted from the Company’s redevelopment activities at Van Ness Square.

Property operating expenses. The increase in property operating expenses for the 2013 Period reflects small increases at most properties in the portfolio and the impact of the properties acquired in 2012.

Provision for credit losses. The provision for credit losses for the 2013 Period represents 0.56% of the Company’s revenue, a decline from 0.63% for the 2012 Period.

Interest expense and amortization of deferred debt. Interest expense decreased in the 2013 Period compared to the 2012 Period primarily because of a reduction in the average cost of debt to 5.55% in the 2013 Period from 5.90% in the 2012 Period.

Depreciation and amortization of leasing costs. The increase in depreciation and amortization to $28.8 million in the 2013 Period from $19.5 million in the 2012 Period was primarily due to $8.0 million of additional depreciation expense on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013 and the impact of the properties acquired in 2012.

Predevelopment expenses. Predevelopment expenses represent costs incurred, primarily lease termination costs, in connection with the redevelopment of Van Ness Square.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12.9 million and $37.3 million at June 30, 2013 and 2012, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six months ended June 30,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$34,043	$48,054
Net cash used in investing activities	(11,376)	(7,272)
Net cash used in financing activities	(21,855)	(15,854)

Increase in cash and cash equivalents	$812	$24,928

Operating Activities

Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. The $14.0 million decrease in net cash provided by operating activities from 2012 to 2013 is primarily attributable to changes in other assets, accounts payable and deferred income which, in turn, are generally the results of the timing of collection of rents from tenants and payments to vendors.

Investing Activities

Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Tenant improvement and property capital expenditures totaled $7.3 million and $5.4 million for the six months ended June 30, 2013 and 2012, respectively.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 primarily reflects:

•	the repayment of mortgage notes payable totaling $47.2 million;

•	revolving credit facility principal payments of $161.0 million;

•	partial redemption of Series A Preferred Stock totaling $60.0 million;

•	redemption of Series B Preferred Stock totaling $79.3 million;

•	payments of $1.3 million for debt financing costs;

•	distributions to common stockholders totaling $14.5 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $5.0 million; and

•	distributions to preferred stockholders totaling $8.1 million,

which was partially offset by:

•	proceeds of $135.2 million from the issuance of Series C Preferred Stock;

•	advance of $123.0 million from the revolving credit facility;

•	proceeds of $83.6 million received from mortgage notes payable; and

•

proceeds of $12.7 million from the issuance of common stock pursuant to our Dividend Reinvestment and Stock Purchase Plan (“DRIP”), directors’ Deferred Compensation Plan and the exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2012 primarily reflects:

•	revolving credit facility payment of $8.0 million;

•	repayment of mortgage notes payable totaling $74.3 million;

•	distributions to common stockholders totaling $13.9 million;

•	payments of $2.1 million for debt financing costs;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $5.0 million; and

•	distributions made to preferred stockholders totaling $7.6 million;

which was partially offset by:

•	proceeds of $83.5 million received from mortgage notes payable and

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

Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. Management anticipates that during the remainder of the year the Company will continue its activities related to the redevelopment of Van Ness Square and the adjacent 4469 Connecticut Avenue, may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.

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

As of June 30, 2013, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
July 1 through December 31, 2013	$—	$10,661	$10,661
2014	13,218	21,929	35,147
2015	15,077	22,558	37,635
2016	28,916	22,991	51,907
2017	—	24,193	24,193
2018	27,872	24,189	52,061
Thereafter	465,825	148,795	614,620

	$550,908	$275,316	$826,224

Management believes that the Company’s capital resources, which at June 30, 2013 included cash balances of approximately $12.9 million and borrowing availability of approximately $166.7 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Dividend Reinvestments

In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 284,580 and 303,977 shares under the DRIP at a weighted average discounted price of $42.25 and $36.55 per share, during the six months ended June 30, 2013 and 2012, respectively. The Company also credited 3,727 and 4,571 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $42.25 and $36.56 per share, during the six months ended June 30, 2013 and 2012, respectively.

Capital Strategy and Financing Activity

As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2013.

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

The Company maintains an unsecured revolving credit facility which provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on May 20, 2016, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of June 30, 2013, no borrowings were outstanding, approximately $166.7 million was available under the line and approximately $404,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 160 basis points to 250 basis points. Based on the leverage ratio as of June 30, 2013, the margin was 190 basis points.

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

As of June 30, 2013, the Company was in compliance with all such covenants.

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of each of the Northrock bank term loan (approximately $7.5 million of the $14.9 million outstanding at June 30, 2013) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.5 million outstanding at June 30, 2013). The fixed-rate notes payable are all non-recourse debt except for $27.6 million of the Clarendon Center mortgage, which will be eliminated upon the achievement of certain leasing and debt service requirements, which are guaranteed by Saul Centers.

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

On April 10, 2013, the Company paid in full the $6.9 million remaining balance on the mortgage loan secured by Cruse Marketplace.

On May 28, 2013, the Company closed on a 15-year, non-recourse $35.0 million mortgage loan secured by Beacon Center. The loan matures in 2028, bears interest at a fixed rate of 3.51%, requires monthly principal and interest payments totaling $203,200 based on a 20-year amortization schedule and requires a final payment of $11.3 million at maturity.

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

Funds From Operations

Funds From Operations (FFO)1 available to common shareholders for the six months ended June 30, 2013, totaled $27.2 million, a 12.0% decrease from the six months ended June 30, 2012. FFO available to common shareholders for the six months ended June 30, 2013 was adversely impacted by a $5.2 million ($0.19 per share) charge against common equity resulting from the redemption of preferred stock and $3.6 million ($0.13 per share) of predevelopment costs related to Van Ness Square. The

[1]	The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT as net income, computed in accordance with GAAP, plus real estate depreciation and amortization, and excluding extraordinary items, impairment charges on depreciable real estate assets and gains or losses from property dispositions. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Company’s Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income, its most directly comparable GAAP measure, as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of liquidity. Management considers FFO a meaningful supplemental measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time (i.e. depreciation), which is contrary to what the Company believes occurs with its assets, and because industry analysts have accepted it as a performance measure. FFO may not be comparable to similarly titled measures employed by other REITs.

following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income	$7,762	$9,595	$11,160	$18,915
Add:
Real estate depreciation-discontinued operations	—	21	—	41
Real estate depreciation and amortization	12,472	9,749	28,824	19,507

FFO	20,234	19,365	39,984	38,463
Subtract:
Preferred stock dividends	(3,207)	(3,785)	(7,571)	(7,570)
Preferred stock redemption	—	—	(5,228)	—

FFO available to common shareholders	$17,027	$15,580	$27,185	$30,893

Weighted average shares:
Diluted weighted average common stock	20,323	19,602	20,251	19,526
Convertible limited partnership units	6,914	6,914	6,914	6,914

Average shares and units used to compute FFO per share	27,237	26,516	27,165	26,440

FFO per share	$0.63	$0.59	$1.00	$1.17

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2012 and the six months ended June 30, 2013.

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

Van Ness Square

The Company recently completed negotiation of lease termination agreements with the tenants of Van Ness Square and the building is currently vacant. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012, and $3.6 million in the six months ended June 30, 2013. The Company intends to develop a primarily residential project with street-level retail and expects to recognize approximately $1 million of additional predevelopment expenses over the third and fourth quarters when the existing improvements of Van Ness Square and the adjacent 4469 Connecticut Avenue are demolished, the timing of which is uncertain and dependent on the issuance of various governmental approvals and permits.

Property Sales

West Park

On July 25, 2012, the Company sold for $2.0 million the 77,000 square foot West Park shopping center in Oklahoma City, Oklahoma and recorded a $1.1 million gain.

Belvedere

In December 2012, the Company sold for $4.0 million, the 54,900 square foot Belvedere shopping center in Baltimore, Maryland and recorded a $3.4 million gain.

Portfolio Leasing Status

The following chart sets forth certain information regarding commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2013	50	6	7,878,300	1,452,700	94.3%	89.0%
June 30, 2012	51	7	7,935,000	1,610,000	92.4%	83.8%

As of June 30, 2013, 93.6% of the commercial portfolio (all properties except the Clarendon Center apartments) was leased, an increase from 91.1% at June 30, 2012. On a same property basis, 93.8% of the commercial portfolio was leased, an increase from 92.8% at June 30, 2012. As of June 30, 2013, the Clarendon Center apartments were 98.4% leased.

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

			Average Base Rent per Square Foot
Three months ended June 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2013	383,836	65	$16.01	$16.11
2012	252,209	68	27.51	26.64

During the three months ended June 30, 2013, the Company entered into 106 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.37 from $3.23.

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

The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The fair value of the swap at June 30, 2013 was approximately $3.4 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2013, the Company had variable rate indebtedness totaling $30.4 million. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2013 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $304,000 based on those balances. As of June 30, 2013, the Company had fixed-rate indebtedness totaling $795.8 million with a weighted average interest rate of 5.70%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2013 had been one percent higher, the fair value of those debt instruments on that date would have been approximately $49.1 million less than the carrying value.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2012 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2013 dividend distribution acquired 119,576 shares of common stock at a price of $42.85 per share.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

3.	(a)	First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 14, 2013 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 14, 2013 is hereby incorporated by reference.

	(b)	Amended and Restated Bylaws of Saul Centers, Inc. as in effect at and after August 24, 1993 and as of August 26, 1993 and filed as Exhibit 3.(b) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Amendment No. 1 to Amended and Restate Bylaws of Saul Centers, Inc. adopted November 29, 2007 and filed as Exhibit 3(b) of the Company’s Current Report on Form 8-K filed December 3, 2007 is hereby incorporated by reference.

	(c)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated October 30, 2003, filed as Exhibit 2 to the Company’s Current Report on Form 8-A dated October 31, 2003, is hereby incorporated by reference.

	(d)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, as amended, dated March 26, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 27, 2008, is hereby incorporated by reference.

	(e)	Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated February 6, 2013, filed as Exhibit 3.2 to Saul Centers’ Registration Statement on Form 8-A, filed February 7, 2013, is hereby incorporated by reference.

4.	(a)	Deposit Agreement, dated November 5, 2003, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(b)	Deposit Agreement, dated March 27, 2008, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and filed as Exhibit 4.1 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(c)	Deposit Agreement, dated February 6, 2013, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock of Saul Centers, Inc. filed as Exhibit 4.1 to Saul Centers’ Registration Statement on Form 8-A on February 7, 2013 is hereby incorporated by reference.

	(d)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4 to the Registration Statement on Form 8-A on October 31, 2003 is hereby incorporated by reference.

	(e)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to the Registration Statement on Form 8-A on March 27, 2008 is hereby incorporated by reference.

	(f)	Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.1 to Saul Centers’ Registration Statement on Form 8-A on February 7, 2013 is hereby incorporated by reference.

10.	(a)	First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings

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

(b)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.2 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership, the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership and the Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary I Limited Partnership as filed as Exhibit 10.(b) of the 1997 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(c)	First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as Exhibit 10.(c) of the 2009 Annual Report of the Company on Form 10-K are hereby incorporated by reference.

(d)	Property Conveyance Agreement filed as Exhibit 10.4 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(e)	Management Functions Conveyance Agreement filed as Exhibit 10.5 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(f)	Registration Rights and Lock-Up Agreement filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(g)	Exclusivity and Right of First Refusal Agreement filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	Agreement of Assumption dated as of August 26, 1993 executed by Saul Holdings Limited Partnership and filed as Exhibit 10.(i) of the 1993 Annual Report of the Company on Form 10-K is hereby incorporated by reference.

(i)	Deferred Compensation Plan for Directors, dated as of April 23, 2004 and filed as Exhibit 10.(k) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference.

(j)	Credit Agreement, dated as of May 21, 2012, by and among Saul Holdings Limited Partnership as Borrower; Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger; JP Morgan Chase Bank, N.A., as Syndication Agent; and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders, as filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 21, 2012, is hereby incorporated by reference.

(k)	Guaranty, dated as of May 21, 2012, by and between Saul Centers, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 21, 2012, is hereby incorporated by reference.

(l)	The Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2004 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex A to the Proxy Statement of the Company for its 2008 Annual Meeting of Stockholders, is hereby incorporated by reference. The Amendment to Saul Centers, Inc. 2004 Stock Plan, as filed as Annex B to the Proxy Statement of the Company for its 2013 Annual Meeting of Stockholders, is hereby incorporated by reference.

(m)	Form of Director Stock Option Agreements, as filed as Exhibit 10.(j) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(n)	Form of Officer Stock Option Grant Agreements, as filed as Exhibit 10.(k) of the September 30, 2004 Quarterly Report of the Company, is hereby incorporated by reference.

(o)	Promissory Note, dated as of March 23, 2011, by Clarendon Center LLC to The Prudential Life Insurance Company of America as filed as Exhibit 10.(a) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(p)	Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(q)	Shared Services Agreement, dated as of July 1, 2004, between B. F. Saul Company and Saul Centers, Inc., as filed as Exhibit 10. (c) of the Company’s Current Report on Form 8-K dated August 11, 2010, is hereby incorporated by reference.

	(r)	Purchase Agreement, dated as of August 9, 2011, by and among the Company, Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust and filed as Exhibit 10.(r) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(s)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Cranberry Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(a) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(t)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Kentlands Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(b) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(u)	Agreement of Purchase and Sale, dated as of August 9, 2011, between Severna Retail, Inc. and Saul Holdings Limited Partnership, as amended and filed as Exhibit 2.(c) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

	(v)	Consulting Agreement, dated as of September 4, 2012, by and among Saul Centers, Inc., its subsidiary entities and B. Francis Saul III as filed as Exhibit 10(v) of the September 30, 2012 Quarterly Report of the Company is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties (filed herewith).

101.		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 1, 2013	/s/ Thomas H. McCormick
Thomas H. McCormick, President and Chief Operating Officer

Date: August 1, 2013	/s/ Scott V. Schneider
Scott V. Schneider
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: August 1, 2013	/s/ Joel A. Friedman
Joel A. Friedman
Senior Vice President, Chief Accounting Officer
(principal accounting officer)