Form 10-Q
period 2013-09-30
SAUL CENTERS INC
filed 2013-11-01
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of October 31, 2013: 20.5 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Real estate investments
Land	$353,958	$353,890
Buildings and equipment	1,122,786	1,109,911
Construction in progress	7,232	2,267
	1,483,976	1,466,068
Accumulated depreciation	(386,839)	(353,305)
	1,097,137	1,112,763
Cash and cash equivalents	11,696	12,133
Accounts receivable and accrued income, net	44,528	41,406
Deferred leasing costs, net	25,673	26,102
Prepaid expenses, net	7,439	3,895
Deferred debt costs, net	8,244	7,713
Other assets	4,455	3,297
Total assets	$1,199,172	$1,207,309
Liabilities
Mortgage notes payable	$825,420	$789,776
Revolving credit facility payable	—	38,000
Dividends and distributions payable	13,082	13,490
Accounts payable, accrued expenses and other liabilities	21,999	27,434
Deferred income	30,072	31,320
Total liabilities	890,573	900,020
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 16,000 and 40,000 shares issued and outstanding, respectively	40,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding in 2012	—	79,328
Series C Cumulative Redeemable, 56,000 shares issued and outstanding in 2013	140,000	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 20,517,281 and 20,045,452 shares issued and outstanding, respectively	205	201
Additional paid-in capital	267,727	246,557
Accumulated deficit	(171,843)	(154,830)
Accumulated other comprehensive loss	(1,873)	(3,553)
Total Saul Centers, Inc. stockholders’ equity	274,216	267,703
Noncontrolling interest	34,383	39,586
Total stockholders’ equity	308,599	307,289
Total liabilities and stockholders’ equity	$1,199,172	$1,207,309
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Base rent	$40,110	$38,334	$119,403	$113,862
Expense recoveries	7,848	7,564	22,925	22,706
Percentage rent	215	250	1,153	1,109
Other	1,583	1,297	4,270	4,129
Total revenue	49,756	47,445	147,751	141,806
Operating expenses
Property operating expenses	6,106	5,877	18,096	17,532
Provision for credit losses	191	168	740	761
Real estate taxes	5,610	5,535	16,806	16,897
Interest expense and amortization of deferred debt costs	11,738	12,322	35,164	37,609
Depreciation and amortization of deferred leasing costs	10,492	10,237	39,316	29,744
General and administrative	3,501	3,272	10,830	10,303
Predevelopment expenses	60	1,870	3,642	1,870
Total operating expenses	37,698	39,281	124,594	114,716
Operating income	12,058	8,164	23,157	27,090
Acquisition related costs	(99)	—	(99)	—
Change in fair value of derivatives	46	17	107	(2)
Loss on early extinguishment of debt	(497)	—	(497)	—
Gain on sale of property	—	1,057	—	1,057
Gain on casualty settlement	—	219	—	219
Income from continuing operations	11,508	9,457	22,668	28,364
Discontinued operations	—	(53)	—	(45)
Net Income	11,508	9,404	22,668	28,319
Noncontrolling interest
Income attributable to noncontrolling interests	(2,110)	(1,456)	(1,692)	(4,428)
Net income attributable to Saul Centers, Inc.	9,398	7,948	20,976	23,891
Preferred stock redemption	—	—	(5,228)	—
Preferred stock dividends	(3,206)	(3,785)	(10,777)	(11,355)
Net income attributable to common stockholders	$6,192	$4,163	$4,971	$12,536
Per share net income attributable to common stockholders
Basic and diluted:
Continuing operations	$0.30	$0.21	$0.24	$0.64
Discontinued operations	—	—	—	—
	$0.30	$0.21	$0.24	$0.64
Dividends declared per common share outstanding	$0.36	$0.36	$1.08	$1.08
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$11,508	$9,404	$22,668	$28,319
Other comprehensive income
Change in unrealized loss on cash flow hedge	(12)	(321)	2,252	(1,231)
Total comprehensive income	11,496	9,083	24,920	27,088
Comprehensive income attributable to noncontrolling interests	(2,105)	(1,363)	(2,264)	(4,107)
Total comprehensive income attributable to Saul Centers, Inc.	9,391	7,720	22,656	22,981
Preferred stock redemption	—	—	(5,228)	—
Preferred stock dividends	(3,206)	(3,785)	(10,777)	(11,355)
Total comprehensive income attributable to common stockholders	$6,185	$3,935	$6,651	$11,626
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	AdditionalPaid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2012	$179,328	$201	$246,557	$(154,830)	$(3,553)	$267,703	$39,586	$307,289
Issuance of 56,000 shares of Series C Cumulative preferred stock	140,000	—	(4,779)	—	—	135,221	—	135,221
Partial redemption of 24,000 shares of Series A Cumulative preferred stock	(60,000)	—	2,212	(2,216)	—	(60,004)	—	(60,004)
Full redemption of 31,731 shares of Series B Cumulative preferred stock	(79,328)	—	3,007	(3,012)	—	(79,333)	—	(79,333)
Issuance of 471,829 shares of common stock:
426,326 shares pursuant to dividend reinvestment plan	—	4	18,417	—	—	18,421	—	18,421
45,503 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	2,313	—	—	2,313	—	2,313
Net income (loss)	—	—	—	20,976	—	20,976	1,692	22,668
Change in unrealized loss on cash flow hedge	—	—	—	—	1,680	1,680	572	2,252
Preferred stock distributions:
Series A	—	—	—	(2,413)	—	(2,413)	—	(2,413)
Series B	—	—	—	(1,468)	—	(1,468)	—	(1,468)
Series C	—	—	—	(3,689)	—	(3,689)	—	(3,689)
Common stock distributions	—	—	—	(14,599)	—	(14,599)	(4,978)	(19,577)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(800)	—	(800)	—	(800)
Series C, $42.97 per share	—	—	—	(2,406)	—	(2,406)	—	(2,406)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(7,386)	—	(7,386)	(2,489)	(9,875)
Balance, September 30, 2013	$180,000	$205	$267,727	$(171,843)	$(1,873)	$274,216	$34,383	$308,599
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$22,668	$28,319
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	(107)	2
Gain on sale of property	—	(1,057)
Gain on casualty settlement	—	(219)
Depreciation and amortization of deferred leasing costs	39,316	29,816
Amortization of deferred debt costs	934	1,181
Non cash compensation costs of stock grants and options	935	802
Provision for credit losses	740	761
Decrease in accounts receivable and accrued income	(3,862)	(3,110)
Additions to deferred leasing costs	(4,560)	(3,826)
Decrease in prepaid expenses	(3,544)	(2,499)
(Increase) decrease in other assets	(1,158)	7,764
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,670)	1,975
Decrease in deferred income	(1,248)	(953)
Net cash provided by operating activities	48,444	58,956
Cash flows from investing activities:
Acquisition of real estate investment	(4,250)	—
Additions to real estate investments	(10,303)	(8,410)
Additions to development and redevelopment projects	(5,554)	(4,853)
Proceeds from sale of property	—	1,888
Proceeds from casualty settlement	—	1,702
Net cash used in investing activities	(20,107)	(9,673)
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from financing activities:
Proceeds from mortgage notes payable	101,600	83,500
Repayments on mortgage notes payable	(65,956)	(79,408)
Proceeds from revolving credit facility	142,000	—
Repayments on revolving credit facility	(180,000)	(8,000)
Additions to deferred debt costs	(1,465)	(2,197)
Proceeds from the issuance of:
Common stock	19,800	17,833
Series C preferred stock	135,221	—
Preferred stock redemption payments:
Series A preferred	(60,000)	—
Series B preferred	(79,328)	—
Preferred stock redemption costs	(9)	—
Distributions to:
Series A preferred stockholders	(4,413)	(6,000)
Series B preferred stockholders	(3,253)	(5,355)
Series C preferred stockholders	(3,689)	—
Common stockholders	(21,815)	(21,014)
Noncontrolling interest	(7,467)	(7,467)
Net cash used in financing activities	(28,774)	(28,108)
Net increase (decrease) in cash and cash equivalents	(437)	21,175
Cash and cash equivalents, beginning of period	12,133	12,323
Cash and cash equivalents, end of period	$11,696	$33,498
The Notes to Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
Saul Centers, Inc. (“Saul Centers”) was incorporated under the Maryland General Corporation Law on June 10, 1993, and operates as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is required to annually distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders and meet certain organizational and other requirements. Saul Centers has made and intends to continue to make regular quarterly distributions to its stockholders. Saul Centers, together with its wholly-owned subsidiaries and the limited partnerships of which Saul Centers or one of its subsidiaries is the sole general partner, are referred to collectively as the “Company.” B. Francis Saul II serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.
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
The following table lists the properties acquired and disposed of by the Company since December 31, 2011 (no projects have been developed since 2011).

Name of Property	Location	Type	Year of Acquisition/ Disposition
Acquisitions
1500 Rockville Pike	Rockville, Maryland	Shopping Center	2012
5541 Nicholson Lane	Rockville, Maryland	Shopping Center	2012

Dispositions
West Park	Oklahoma City, Oklahoma	Shopping Center	2012
Belvedere	Baltimore, Maryland	Shopping Center	2012
As of September 30, 2013, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2013, 33 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants individually accounted for more than 2.5% of the Company’s total revenue for the nine months ended September 30, 2013. Giant Food, a tenant at ten Shopping Centers, and Safeway, a tenant at eight Shopping Centers, individually accounted for 4.8% and 2.6%, respectively.
Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes to Consolidated Financial Statements (Unaudited)

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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1.1 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively.
In addition to rents due currently, accounts receivable includes approximately $36.5 million and $34.4 million, at September 30, 2013 and December 31, 2012, respectively, net of allowance for doubtful accounts totaling $463,000 and $220,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of September 30, 2013, no properties were classified as held for sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress totaled $7.2 million ($5.5 million of which is related to the redevelopment of Van Ness Square), and $2.3 million as of September 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $8.2 million and $7.7 million, net of accumulated amortization of $4.2 million and $3.8 million, at September 30, 2013 and December 31, 2012, respectively.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $25.7 million and $26.1 million, net of accumulated amortization of $17.7 million and $16.2 million, as of September 30, 2013 and December 31, 2012, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $5.0 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.
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
Legal Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position or results of operations. Upon

Notes to Consolidated Financial Statements (Unaudited)

determination that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered probable can be difficult to determine.
Predevelopment Expenses
Predevelopment expenses represent certain costs incurred by the Company in connection with active development and redevelopment projects and include, for example, costs related to the early termination of tenant leases and demolition of existing structures.
Real Estate Investment Properties
The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. From time to time the Company may purchase a property for future development purposes. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and accreted as additional revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair values of the intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. Acquisition-related transaction costs are charged to expense as incurred and reported as acquisition related costs in the consolidated statements of operations.
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the nine months ended September 30, 2013 and 2012.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $92,600 and $18,600 for the nine months ended September 30, 2013 and 2012, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements

Notes to Consolidated Financial Statements (Unaudited)

are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the consolidated statements of operations totaled $34.3 million and $25.5 million for the nine months ended September 30, 2013 and 2012, respectively. The $8.8 million increase was primarily due to $8.0 million of additional depreciation expense on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013. Repairs and maintenance expense totaled $7.5 million and $7.0 million for the nine months ended September 30, 2013 and 2012, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon termination from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of September 30, 2013, 224,596 shares had been credited to the directors’ deferred fee accounts.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred.
Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.8% common interest as of September 30, 2013. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by The Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
Per Share Data
Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. Certain options are dilutive because the average

Notes to Consolidated Financial Statements (Unaudited)

share price of the Company’s common stock exceeded the exercise prices. The treasury stock method was used to measure the effect of the dilution. For the three and nine months ended September 30, 2013, 92,500 and 25,000 stock options issued in 2007 and 2008, respectively, are anti-dilutive and are therefore excluded from this measurement.
Basic and Diluted Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Weighted average common shares outstanding-Basic	20,452	19,721	20,300	19,561
Effect of dilutive options	33	63	29	51
Weighted average common shares outstanding-Diluted	20,485	19,784	20,329	19,612
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the nine months ended September 30, 2013.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-2, “Reporting of Amounts Reclassified Out of Other Comprehensive Income” (“ASU 2013-2”). ASU 2013-2 does not change the current requirements for reporting net income or other comprehensive income in financial statements. Instead, it requires that information be provided about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires presentation either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be classified in the entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. ASU 2013-2 was effective for the Company on January 1, 2013 and its adoption did not have a material impact on the Company’s financial condition or results of operations.

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
Kentlands pad
In August 2013, the Company purchased for $4.3 million, a retail pad with a 7,100 square foot restaurant located in Gaithersburg, Maryland, which is contiguous with and an expansion of the Company's other Kentlands assets, and incurred acquisition costs of $99,000.
West Park
In July 2012, the Company sold for $2.0 million the 77,000 square foot West Park shopping center in Oklahoma City, Oklahoma and recorded a $1.1 million gain.
Belvedere
In December 2012, the Company sold for $4.0 million, the 54,900 square foot Belvedere shopping center in Baltimore, Maryland and recorded a $3.4 million gain.

Notes to Consolidated Financial Statements (Unaudited)

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2013, the Saul Organization holds a 25.2% limited partnership interest in the Operating Partnership represented by approximately 6.9 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2013, approximately 875,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.2% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended September 30, 2013 and 2012, were approximately 27.4 million and 26.7 million, respectively, and for the nine months ended September 30, 2013 and 2012 were approximately 27.2 million and 26.5 million, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The Company’s outstanding debt totaled approximately $825.4 million at September 30, 2013, of which approximately $795.1 million was fixed-rate debt and approximately $30.3 million was variable rate debt. The carrying value of the properties collateralizing the mortgage notes payable totaled $909.2 million as of September 30, 2013.
At September 30, 2013, the Company had a $175.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on May 20, 2016, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On September 30, 2013, based on the value of the Company’s unencumbered properties, approximately $168.4 million was available under the line, no borrowings were outstanding and approximately $628,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 160 basis points to 250 basis points. As of September 30, 2013, the margin was 160 basis points.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of each of the Northrock bank loan (approximately $7.4 million of the $14.9 million outstanding at September 30, 2013) and the Metro Pike Center bank loan (approximately $7.7 million of the $15.5 million outstanding at September 30, 2013). The fixed-rate notes payable are all non-recourse debt except for $27.6 million of the Clarendon Center mortgage, which will be eliminated upon the achievement of certain leasing and debt service covenants which are guaranteed by Saul Centers.
On February 27, 2013, the Company closed on a three-year$15.6 million mortgage loan secured by Metro Pike Center. The loan matures in 2016, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and requires a final payment of $14.7 million at maturity. The loan may be extended for up to two years. Proceeds were used to pay-off the $15.9 million remaining balance of existing debt secured by Metro Pike Center, and to extinguish the related swap agreement, both of which were scheduled to mature in June 2013.
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

Notes to Consolidated Financial Statements (Unaudited)

On May 28, 2013, the Company closed on a 15-year, non-recourse $35.0 million mortgage loan secured by Beacon Center. The loan matures in 2028, bears interest at a fixed rate of 3.51%, requires monthly principal and interest payments totaling $203,200 based on a 20-year amortization schedule and requires a final payment of $11.3 million at maturity.
On September 4, 2013, the Company closed on a 15-year, non-recourse $18.0 million mortgage loan secured by Seabreeze Plaza. The loan matures in 2028, bears interest at a fixed rate of 3.99%, requires monthly principal and interest payments totaling $94,900 based on a 25-year amortization schedule and requires a final payment of $9.5 million at maturity. Proceeds were used to pay off the $13.5 million remaining balance of existing debt secured by Seabreeze Plaza which was scheduled to mature in May 2014 and $468,000 of related early extinguishment costs.
At December 31, 2012, the Company’s outstanding debt totaled approximately $827.8 million, of which $774.8 million was fixed rate debt and $53.0 million was variable rate debt, including $38.0 million outstanding on the Company’s unsecured revolving credit facility. The carrying value of the properties collateralizing the mortgage notes payable totaled $916.1 million as of December 31, 2012.
At September 30, 2013, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
October 1 through December 31, 2013	$—	$5,353	$5,353
2014	—	22,190	22,190
2015	15,077	23,008	38,085
2016	28,931	23,444	52,375
2017	—	24,681	24,681
2018	27,872	24,696	52,568
Thereafter	475,267	154,901	630,168
	$547,147	$278,273	$825,420
Interest expense and amortization of deferred debt costs for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Interest incurred	$11,488	$12,057	$34,323	$36,449
Amortization of deferred debt costs	309	280	934	1,179
Capitalized interest	(59)	(15)	(93)	(19)
	$11,738	$12,322	$35,164	$37,609

6.	Stockholders’ Equity and Noncontrolling Interest
The consolidated statements of operations for the nine months ended September 30, 2013 and 2012 reflect noncontrolling interest of $1.7 million and $4.4 million, respectively, representing the Saul Organization’s share of net income for each period.
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $282,000 and $258,000 for the nine months ended September 30, 2013 and 2012, respectively. All amounts deferred by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2013 and 2012, the Company contributed $162,000 and $166,000, respectively, which is three times the amount deferred by employees and is included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.5 million and $2.2 million, at September 30, 2013 and December 31, 2012, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2013 and 2012, which included rental expense for the Company’s headquarters lease, totaled approximately $4.7 million and $4.6 million, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of September 30, 2013 and December 31, 2012, accounts payable, accrued expenses and other liabilities included approximately $317,000 and $499,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended to March 2017 in 2012, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense was $637,000 and $650,000 for the nine months ended September 30, 2013 and 2012, respectively, and is included in general and administrative expense.

Notes to Consolidated Financial Statements (Unaudited)

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $283,000 and $228,000 for the nine months ended September 30, 2013 and 2012, respectively.
Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, the Company’s former president, whereby Mr. Saul III will provide certain consulting services to the Company as an independent contractor and will be paid at a rate of $60,000 per month. The consulting agreement includes certain noncompete, nonsolicitation and nondisclosure covenants, and has a term of up to two years, although the consulting agreement is terminable by the Company at any time. During the nine months ended September 30, 2013, such consulting fees totaled $540,000.

8.	Stock Option Plans
The Company has established two stock incentive plans, the 1993 plan and the 2004 plan (together, the “Plans”). Under the Plans, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are charged to expense using the straight-line method over the vesting period. Director options vest immediately and are charged to expense as of the date of grant.
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2013:

Notes to Consolidated Financial Statements (Unaudited)

Stock options issued

	Directors
Grant date	4/26/2004	5/6/2005	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	Subtotals
Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	317,500
Vested	30,000	30,000	27,500	25,000	25,000	32,500	30,000	30,000	35,000	35,000	300,000
Exercised	25,000	22,500	5,000	—	—	15,000	5,000	5,000	5,000	2,500	85,000
Forfeited	—	—	2,500	5,000	5,000	—	2,500	2,500	—	—	17,500
Exercisable at September 30, 2013	5,000	7,500	22,500	25,000	25,000	17,500	25,000	25,000	30,000	32,500	215,000
Remaining unexercised	5,000	7,500	22,500	25,000	25,000	17,500	25,000	25,000	30,000	32,500	215,000
Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42
Volatility	0.183	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333
Expected life (years)	5.0	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%
Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$244,388	$262,946	$2,136,709
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	222,950	287,950	297,375	244,388	—	1,873,763
Expensed in 2013	—	—	—	—	—	—	—	—	—	262,946	262,946
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/26/2004	5/6/2005	4/27/2007	5/13/2011	5/4/2012	5/10/2013		Subtotals			Grand Totals
Total grant	122,500	132,500	135,000	162,500	242,500	202,500		997,500			1,315,000
Vested	115,000	118,750	67,500	67,500	28,125	—		396,875			696,875
Exercised	96,450	69,500	—	16,250	1,875	—		184,075			269,075
Forfeited	7,500	13,750	67,500	41,250	130,000	—		260,000			277,500
Exercisable at September 30, 2013	18,550	49,250	67,500	51,250	26,250	—		212,800			427,800
Remaining unexercised	18,550	49,250	67,500	105,000	110,625	202,500		553,425			768,425
Exercise price	$25.78	$33.22	$54.17	$41.82	$39.29	$44.42
Volatility	0.183	0.207	0.233	0.330	0.315	0.304
Expected life (years)	7.0	8.0	6.5	8.0	8.0	8.0
Assumed yield	5.75%	6.37%	4.13%	4.81%	5.28%	5.12%
Risk-free rate	4.05%	4.15%	4.61%	2.75%	1.49%	1.49%
Total value at grant date	$292,775	$413,400	$1,258,848	$1,277,794	$1,442,148	$1,254,164		$5,939,129			$8,075,838
Forfeited options	17,925	35,100	—	252,300	813,800	—		1,119,125			1,119,125
Expensed in previous years	274,850	378,300	1,258,848	456,738	104,724	—		2,473,460			4,347,223
Expensed in 2013	—	—	—	176,517	117,815	130,642		424,974			687,920
Future expense	—	—	—	392,239	405,809	1,123,522		1,921,570			1,921,570
Weighted average term of remaining future expense (in years)					3.0

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	570,840	$41.05	$2,228,639
Granted	237,500	44.42	$434,625
Exercised	39,915	34.52	$365,504
Expired/Forfeited	—	—	—
Outstanding September 30	768,425	42.43	$3,763,697
Exercisable September 30	427,800	42.19	$2,567,759
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 30, 2013, the closing share price of $46.25 was lower than the exercise price of the 92,500 and 25,000 outstanding options granted in 2007 and 2008, respectively, and, therefore, those options had no intrinsic value as of September 30, 2013. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.9 years and 5.2 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.5% and 4.0%, would be approximately $854.8 million and $848.1 million, respectively, compared to the carrying value of $795.1 million and $774.8 million at September 30, 2013 and December 31, 2012, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of September 30, 2013, the fair value of the interest-rate swap was approximately $3.3 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Change in fair value:
Recognized in earnings	46	$17	$107	$(2)
Recognized in other comprehensive income	(12)	(321)	2,252	(1,231)
	$34	$(304)	$2,359	$(1,233)

10.	Commitments and Contingencies
Neither the Company nor the current portfolio properties are subject to any material litigation, nor, to management’s knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended September 30, 2013
Real estate rental operations:
Revenue	$36,486	$13,257	$13	$49,756
Expenses	(7,732)	(4,175)	—	(11,907)
Income from real estate	28,754	9,082	13	37,849
Interest expense and amortization of deferred debt costs	—	—	(11,738)	(11,738)
Predevelopment expenses	—	(60)	—	(60)
General and administrative	—	—	(3,501)	(3,501)
Subtotal	28,754	9,022	(15,226)	22,550
Depreciation and amortization of deferred leasing costs	(6,785)	(3,707)	—	(10,492)
Acquisition related costs	(99)	—	—	(99)
Change in fair value of derivatives	—	—	46	46
Loss on early extinguishment of debt	—	—	(497)	(497)
Net income (loss)	$21,870	$5,315	$(15,677)	$11,508
Capital investment	$8,025	$706	$—	$8,731
Total assets	$892,716	$294,149	$12,307	$1,199,172

Three months ended September 30, 2012
Real estate rental operations:
Revenue	$34,389	$12,999	$57	$47,445
Expenses	(7,436)	(4,144)	—	(11,580)
Income from real estate	26,953	8,855	57	35,865
Interest expense and amortization of deferred debt costs	—	—	(12,322)	(12,322)
Predevelopment expenses	—	(1,870)	—	(1,870)
General and administrative	—	—	(3,272)	(3,272)
Subtotal	26,953	6,985	(15,537)	18,401
Depreciation and amortization of deferred leasing costs	(6,456)	(3,781)	—	(10,237)
Gain on sale of property	1,057	—	—	1,057
Gain on casualty settlement	—	—	219	219
Change in fair value of derivatives	—	—	17	17
Loss from operation of properties sold	(53)	—	—	(53)
Net income (loss)	$21,501	$3,204	$(15,301)	$9,404
Capital investment	$4,633	$1,358	$—	$5,991
Total assets	$863,352	$302,261	$34,834	$1,200,447

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2013
Real estate rental operations:
Revenue	$108,282	$39,412	$57	$147,751
Expenses	(22,709)	(12,933)	—	(35,642)
Income from real estate	85,573	26,479	57	112,109
Interest expense and amortization of deferred debt costs	—	—	(35,164)	(35,164)
Predevelopment expenses	—	(3,642)	—	(3,642)
General and administrative	—	—	(10,830)	(10,830)
Subtotal	85,573	22,837	(45,937)	62,473
Depreciation and amortization of deferred leasing costs	(20,527)	(18,789)	—	(39,316)
Acquisition related costs	(99)	—	—	(99)
Change in fair value of derivatives	—	—	107	107
Loss on early extinguishment of debt	—	—	(497)	(497)
Net income (loss)	64,947	4,048	(46,327)	22,668
Capital investment	$13,829	$6,278	$—	$20,107
Total assets	$892,716	$294,149	$12,307	$1,199,172

Nine months ended September 30, 2012
Real estate rental operations:
Revenue	$102,542	$39,155	$109	$141,806
Expenses	(22,428)	(12,762)	—	(35,190)
Income from real estate	80,114	26,393	109	106,616
Interest expense and amortization of deferred debt costs	—	—	(37,609)	(37,609)
Predevelopment expenses	—	(1,870)	—	(1,870)
General and administrative	—	—	(10,303)	(10,303)
Subtotal	80,114	24,523	(47,803)	56,834
Depreciation and amortization of deferred leasing costs	(19,094)	(10,650)	—	(29,744)
Gain on sale of property	1,057	—	—	1,057
Gain on casualty settlement	—	—	219	219
Change in fair value of derivatives	—	—	(2)	(2)
Loss from operation of properties sold	(45)	—	—	(45)
Net income (loss)	$62,032	$13,873	$(47,586)	$28,319
Capital investment	$8,105	$5,158	$—	$13,263
Total assets	$863,352	$302,261	$34,834	$1,200,447

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to September 30, 2013 and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.
In October 2013, the Company received government approval and permits to raze the structures at Van Ness Square and commenced demolition. Also in October 2013, the Company closed on a $71.6 million, fixed-rate construction-to-permanent loan which will partially finance the new construction. The loan bears interest at 4.88% and during the construction period it will be fully recourse to Saul Centers and accrued interest will be funded by the loan. Following the completion of construction and lease-up, and upon achieving certain debt service coverage requirements, the loan will convert to a non-recourse, permanent mortgage at the same interest rate, with principal amortization computed based on a 25-year schedule.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2013.
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
In October 2013, the Company received government approval and permits to raze the structures at Van Ness Square and commenced demolition. The Company has entered into an arrangement with a general contractor and intends to develop a primarily residential project with street-level retail. The total cost of the project, excluding predevelopment expense and land costs, is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan that closed in October 2013.
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
While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion and vacancies continue to remain elevated compared to pre-recession levels. The Company’s overall leasing percentage on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 94.3% at September 30, 2013, compared to 92.7% at September 30, 2012.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. And, as of September 30, 2013, amortizing fixed-rate mortgage debt with staggered maturities from 2015 to 2028 represented approximately 96.3% of the Company’s notes payable, thus minimizing refinancing risk. During the nine months ended September 30, 2013, the Company repaid in full the $6.9 million remaining balance of the only fixed-rate loan scheduled to mature in 2013 and the $13.5 million remaining balance of the only fixed-rate loan scheduled to mature in 2014. As of September 30, 2013, the Company’s variable-rate debt consisted of a $14.9 million bank term loan secured by Northrock Shopping Center, and a $15.5 million bank term loan secured by Metro Pike Center. As of September 30, 2013, the Company has availability of approximately $168.4 million under its $175.0 million unsecured revolving line of credit.
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

Results of Operations
Three months ended September 30, 2013 compared to the three months ended September 30, 2012
Same property revenue and operating income were $49.0 million and $37.3 million, respectively, for the three months ended September 30, 2013, representing increases of $2.4 million (5.1%) and $1.8 million (5.1%) over the three months ended September 30, 2012. Same property comparisons include 48 Shopping Centers and six Mixed-Use Properties which were in operation for the entirety of both periods.
Revenue

	Three Months Ended September 30,		2012 to 2013 Change
(Dollars in thousands)	2013	2012	Amount	Percent
Base rent	$40,110	$38,334	$1,776	4.6%
Expense recoveries	7,848	7,564	284	3.8%
Percentage rent	215	250	(35)	(14.0)%
Other	1,583	1,297	286	22.1%
Total revenue	$49,756	$47,445	$2,311	4.9%

Base rent includes $794,000 and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $429,000 and $350,000, for the three months ended September 30, 2013 and 2012, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 4.9% in the three months ended September 30, 2013 (“2013 Quarter”) compared to the three months ended September 30, 2012 (“2012 Quarter”) primarily due to increased base rent resulting from (a) increased leasing at Clarendon Center and Westview, two recently-developed properties ($574,000), (b) rent generated by the properties acquired in 2012 ($410,000), (c) leasing of anchor-tenant spaces at several properties ($326,000), and (d) other base rent increases throughout the core portfolio ($1.0 million), partially offset by (e) reduced base rent at Van Ness Square as a result of the Company’s activities to terminate leases ($574,000).
Operating Expenses

	Three Months Ended September 30,		2012 to 2013 Change
(Dollars in thousands)	2013	2012	Amount	Percent
Property operating expenses	$6,106	$5,877	$229	3.9%
Provision for credit losses	191	168	23	13.7%
Real estate taxes	5,610	5,535	75	1.4%
Interest expense and amortization of deferred debt costs	11,738	12,322	(584)	(4.7)%
Depreciation and amortization of leasing costs	10,492	10,237	255	2.5%
General and administrative	3,501	3,272	229	7.0%
Predevelopment expenses	60	1,870	(1,810)	(96.8)%
Total operating expenses	$37,698	$39,281	$(1,583)	(4.0)%
Total operating expenses decreased 4.0% in the 2013 Quarter compared to the 2012 Quarter primarily due to $1.8 million of lower predevelopment expense related to the Company’s redevelopment activities at Van Ness Square.
Property operating expenses. The increase in property operating expenses for the 2013 Quarter reflects small increases at most properties in the portfolio and the impact of the properties acquired in 2012.
Provision for credit losses. The provision for credit losses for the 2013 Quarter represents 0.38% of the Company’s revenue, an increase from 0.35% for the 2012 Quarter.
Interest expense and amortization of deferred debt. Interest expense decreased in the 2013 Quarter compared to the 2012 Quarter primarily because of a decrease in the average cost of debt to 5.54% in the 2013 Quarter from 5.82% in the 2012 Quarter.
Depreciation and amortization of leasing costs. The increase in depreciation and amortization to $10.5 million in the 2013 Quarter from $10.2 million in the 2012 Quarter was primarily due to the impact of the properties acquired in 2012.
General and administrative expense. The increase in general and administrative expense was primarily due to (a) increased stock option expense ($137,900), (b) increased consulting expense ($135,000) and (c) increased legal costs ($58,700) partially offset by (d) lower employee benefits ($135,100).
Predevelopment expenses. Predevelopment expenses represent costs incurred, primarily lease termination costs, in connection with the redevelopment of Van Ness Square. There were no lease termination costs in the 2013 Quarter because the last lease was terminated in April 2013.
Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Same property revenue and operating income were $145.0 million and $110.0 million, respectively, for the nine months ended September 30, 2013, representing increases of $5.8 million (4.2%) and $4.7 million (4.4%) over the nine months ended September 30, 2012. Same property comparisons include 48 Shopping Centers and six Mixed-Use Properties which were in operation for the entirety of both periods.

Revenue

	Nine Months Ended September 30,		2012 to 2013 Change
(Dollars in thousands)	2013	2012	Amount	Percent
Base rent	$119,403	$113,862	$5,541	4.9%
Expense recoveries	22,925	22,706	219	1.0%
Percentage rent	1,153	1,109	44	4.0%
Other	4,270	4,129	141	3.4%
Total revenue	$147,751	$141,806	$5,945	4.2%
Base rent includes $2.2 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.3 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 4.2% in the nine months ended September 30, 2013 (“2013 Period”) compared to the nine months ended September 30, 2012 (“2012 Period”) primarily due to increased base rent resulting from (a) increased leasing at Clarendon Center and Westview, two recently-developed properties ($2.1 million), (b) rent generated by the properties acquired in 2012 ($1.4 million), (c) leasing of anchor-tenant spaces at several properties ($1.0 million), and (d) other base rent increases throughout the core portfolio ($2.6 million), partially offset by (e) reduced base rent at Van Ness Square as a result of the Company’s activities to terminate leases ($1.5 million).
Operating Expenses

	Nine Months Ended September 30,		2012 to 2013 Change
(Dollars in thousands)	2013	2012	Amount	Percent
Property operating expenses	$18,096	$17,532	$564	3.2%
Provision for credit losses	740	761	(21)	(2.8)%
Real estate taxes	16,806	16,897	(91)	(0.5)%
Interest expense and amortization of deferred debt costs	35,164	37,609	(2,445)	(6.5)%
Depreciation and amortization of leasing costs	39,316	29,744	9,572	32.2%
General and administrative	10,830	10,303	527	5.1%
Predevelopment expenses	3,642	1,870	1,772	94.8%
Total operating expenses	$124,594	$114,716	$9,878	8.6%
Total operating expenses increased 8.6% in the 2013 Period compared to the 2012 Period primarily due to (a) $8.0 million of additional depreciation expense and (b) $1.8 million of higher predevelopment expense, both of which resulted from the Company’s redevelopment activities at Van Ness Square, partially offset by (c) $2.4 million of lower interest expense.
Property operating expenses. The increase in property operating expenses for the 2013 Period reflects small increases at most properties in the portfolio and the impact of the properties acquired in 2012.
Provision for credit losses. The provision for credit losses for the 2013 Period represents 0.50% of the Company’s revenue, a decline from 0.54% for the 2012 Period.
Interest expense and amortization of deferred debt. Interest expense decreased in the 2013 Period compared to the 2012 Period primarily because of a decrease in the average cost of debt to 5.54% in the 2013 Period from 5.88% in the 2012 Period.
Depreciation and amortization of leasing costs. The increase in depreciation and amortization to $39.3 million in the 2013 Period from $29.7 million in the 2012 Period was primarily due to $8.0 million of additional depreciation expense on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013 and the impact of the properties acquired in 2012.

General and administrative expense. The increase in general and administrative expense was primarily due to (a) increased consulting expense ($495,100), (b) increased stock option expense ($166,500), and (c) increased legal costs ($53,700), partially offset by (d) lower employee benefits ($291,500).
Predevelopment expenses. Predevelopment expenses represent costs incurred, primarily lease termination costs, in connection with the redevelopment of Van Ness Square.

Liquidity and Capital Resources
Cash and cash equivalents totaled $11.7 million and $33.5 million at September 30, 2013 and 2012, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$48,444	$58,956
Net cash used in investing activities	(20,107)	(9,673)
Net cash used in financing activities	(28,774)	(28,108)
Increase (decrease) in cash and cash equivalents	$(437)	$21,175
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. The $10.5 million decrease in net cash provided by operating activities from 2012 to 2013 is primarily attributable to changes in other assets, accounts payable and deferred income which, in turn, are generally the results of the timing of collection of rents from tenants and payments to vendors.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Tenant improvement and property capital expenditures totaled $10.3 million and $8.4 million for the nine months ended September 30, 2013 and 2012, respectively.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2013 primarily reflects:

•	the repayment of mortgage notes payable totaling $66.0 million;

•	revolving credit facility principal payments of $180.0 million;

•	partial redemption of Series A Preferred Stock totaling $60.0 million;

•	redemption of Series B Preferred Stock totaling $79.3 million;

•	payments of $1.5 million for debt financing costs;

•	distributions to common stockholders totaling $21.8 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $7.5 million; and

•	distributions to preferred stockholders totaling $11.4 million, which was partially offset by:

•	proceeds of $135.2 million from the issuance of Series C Preferred Stock;

•	advance of $142.0 million from the revolving credit facility;

•	proceeds of $101.6 million received from mortgage notes payable; and

•
proceeds of $19.8 million from the issuance of common stock pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP"), directors’ Deferred Compensation Plan and the exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2012 primarily reflects:

•	revolving credit facility payment of $8.0 million;

•	repayment of mortgage notes payable totaling $79.4 million;

•	distributions to common stockholders totaling $21.0 million;

•	payments of $2.2 million for debt financing costs;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $7.5 million; and

•	distributions made to preferred stockholders totaling $11.4 million;
which was partially offset by:

•	proceeds of $83.5 million received from mortgage notes payable and

•	proceeds of $17.8 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. In October 2013, the Company entered into an arrangement with a general contractor and intends to develop Park Van Ness, a primarily residential project with street-level retail. The total cost of the project, excluding predevelopment expense and land costs, is expected to be approximately $93.0 million, a portion of which will be funded with a $71.6 million construction-to-permanent loan that closed in October 2013 and the remainder will be funded with the Company's working capital, including its existing line of credit. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
As of September 30, 2013, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
October 1 through December 31, 2013	$—	$5,353	$5,353
2014	—	22,190	22,190
2015	15,077	23,008	38,085
2016	28,931	23,444	52,375
2017	—	24,681	24,681
2018	27,872	24,696	52,568
Thereafter	475,267	154,901	630,168
	$547,147	$278,273	$825,420

Management believes that the Company’s capital resources, which at September 30, 2013 included cash balances of approximately $11.7 million and borrowing availability of approximately $168.4 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 420,878 and 446,742 shares under the DRIP at a weighted average discounted price of $43.21 and $37.79 per share, during the nine months ended September 30, 2013 and 2012, respectively. The Company also credited 5,448 and 6,687 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $43.19 and $37.79 per share, during the nine months ended September 30, 2013 and 2012, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2013.
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
The Company maintains an unsecured revolving credit facility which provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on May 20, 2016, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of September 30, 2013, no borrowings were outstanding, approximately $168.4 million was available under the line and approximately $628,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 160 basis points to 250 basis points. Based on the leverage ratio as of September 30, 2013, the margin was 160 basis points.
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
As of September 30, 2013, the Company was in compliance with all such covenants.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of each of the Northrock bank term loan (approximately $7.4 million of the $14.9 million outstanding at September 30, 2013) and the Metro Pike Center bank loan (approximately $7.7 million of the $15.5 million outstanding at September 30, 2013). The fixed-rate notes payable are all non-recourse debt except for $27.6 million of the Clarendon Center mortgage, which will be eliminated upon the achievement of certain leasing and debt service requirements, which are guaranteed by Saul Centers.
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
On September 4, 2013, the Company closed on a 15-year, non-recourse $18.0 million mortgage loan secured by Seabreeze Plaza. The loan matures in 2028, bears interest at a fixed rate of 3.99%, requires monthly principal and interest payments totaling $94,900 based on a 25-year amortization schedule and requires a final payment of $9.5 million at maturity. Proceeds were used to pay off the $13.5 million remaining balance of existing debt secured by Seabreeze Plaza which was scheduled to mature in May 2014 and $468,000 of related early extinguishment costs.
On October 25, 2013, the Company closed on a new 18-year, 10-month fixed-rate construction-to-permanent loan in the amount of $71.6 million, secured by Park Van Ness (formerly Van Ness Square). The loan bears interest at 4.88% and the proceeds will finance a portion of the construction of the 271-unit Park Van Ness residential apartment project, located on Connecticut Avenue, just north of the Van Ness Metro station in Washington, DC. The loan will be funded as construction progresses, with the first loan advances expected to occur in the spring of 2014. During the construction period, the loan will be fully recourse to Saul Centers and accrued interest will be funded by the loan. Following the completion of construction and lease-up, and upon achieving certain debt service coverage requirements, the loan will convert to a non-recourse, permanent mortgage at the same interest rate, with principal amortization computed based on a 25-year schedule.
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

Funds From Operations
Funds From Operations (FFO)1 available to common shareholders for the nine months ended September 30, 2013, totaled $46.0 million, an increase of 1.1% compared to the nine months ended September 30, 2012. FFO available to common shareholders for the nine months ended September 30, 2013 was adversely impacted by a $5.2 million ($0.19 per share) charge against common equity resulting from the redemption of preferred stock and a $1.8 million ($0.07 per share) increase in predevelopment costs related to Van Ness Square.
The following table presents a reconciliation from net income to FFO available to common stockholders for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income	$11,508	$9,404	$22,668	$28,319
Subtract:
Gain on sale of property	—	(1,057)	—	(1,057)
Gain on casualty settlement	—	(219)	—	(219)
Add:
Real estate depreciation-discontinued operations	—	—	—	51
Real estate depreciation and amortization	10,492	10,237	39,316	29,744
FFO	22,000	18,365	61,984	56,838
Subtract:
Preferred stock dividends	(3,206)	(3,785)	(10,777)	(11,355)
Preferred stock redemption	—	—	(5,228)	—
FFO available to common shareholders	$18,794	$14,580	$45,979	$45,483
Weighted average shares:
Diluted weighted average common stock	20,485	19,784	20,329	19,612
Convertible limited partnership units	6,914	6,914	6,914	6,914
Average shares and units used to compute FFO per share	27,399	26,698	27,243	26,526
FFO per share available to common shareholders	$0.69	$0.55	$1.69	$1.71

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2012 and the nine months ended September 30, 2013.
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
Park Van Ness (formerly Van Ness Square)
The Company recently received demolition permits for Van Ness Square and expects to raze the existing structures beginning in the fourth quarter. Demolition costs are expected to total approximately $800,000 and will be charged to predevelopment expenses in the Consolidated Statements of Operations as incurred. The Company has entered into an arrangement with a general contractor and intends to develop a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed by late 2015. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a recently-closed construction-to-permanent loan.
Kentlands pad
In August 2013, the Company purchased for $4.3 million, a retail pad with a 7,100 square foot restaurant building located in Gaithersburg, Maryland, which is contiguous with and an expansion of the Company's other Kentlands assets, and incurred acquisition costs of $99,000. The Company has leased the building to a restaurant which is scheduled to open in the first quarter of 2014.

Property Sales
West Park
In July 2012, the Company sold for $2.0 million the 77,000 square foot West Park shopping center in Oklahoma City, Oklahoma and recorded a $1.1 million gain.
Belvedere
In December 2012, the Company sold for $4.0 million, the 54,900 square foot Belvedere shopping center in Baltimore, Maryland and recorded a $3.4 million gain.

Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2013	50	6	7,880,685	1,452,742	94.7%	91.0%
September 30, 2012	50	7	7,858,900	1,610,500	93.0%	84.0%
As of September 30, 2013, 94.2% of the commercial portfolio (all properties except the Clarendon Center apartments) was leased, an increase from 91.6% at September 30, 2012. On a same property basis, 94.3% of the commercial portfolio was leased, an increase from 92.7% at September 30, 2012. As of September 30, 2013, the Clarendon Center apartments were 98.4% leased.
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

			Average Base Rent per Square Foot
Three months ended September 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2013	475,745	65	$23.52	$23.09
2012	379,979	65	14.27	15.67
Included in the 2013 activity shown above are two leases comprising approximately 90,000 square feet at 601 Pennsylvania Avenue which were scheduled to expire in 2014 and were renewed during the September quarter.
During the three months ended September 30, 2013, the Company entered into 58 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.41 from $3.29. During the three months ended September 30, 2012, the Company entered into 41 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.28 from $3.18.
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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The fair value of the swap at September 30, 2013 was approximately $3.3 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2013, the Company had variable rate indebtedness totaling $30.3 million. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2013 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $303,000 based on those balances. As of September 30, 2013, the Company had fixed-rate indebtedness totaling $795.1 million with a weighted average interest rate of 5.67%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2013 had been one percent higher, the fair value of those debt instruments on that date would have been approximately $49.3 million less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.
During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2012 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2013 dividend distribution acquired 114,296 shares of common stock at a price of $45.21 per share.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: November 1, 2013	/s/ Thomas H. McCormick
Thomas H. McCormick, President and Chief Operating Officer

Date: November 1, 2013	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: November 1, 2013	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)