Form 10-K
period 2013-12-31
SAUL CENTERS INC
filed 2014-03-10
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 28, 2014 was 20,406,351.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 28, 2013 was $502.3 million.
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
Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B.F. Saul Real Estate Investment Trust, the B.F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the "Saul Organization”). On August 26, 1993, members of the Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), shopping center and mixed-use properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.

The following table lists the properties acquired, developed and/or disposed of by the Company since January 1, 2011.

Name of Property	Location	Type	Square Footage	Year of Acquisition/ Development/ Disposal
Acquisitions
4469 Connecticut Avenue	Washington, DC	Shopping Center	3,000	February 2011
Kentlands Square II	Gaithersburg, Maryland	Shopping Center	241,000	September 2011
Severna Park MarketPlace	Severna Park, Maryland	Shopping Center	254,000	September 2011
Cranberry Square	Westminster, Maryland	Shopping Center	141,000	September 2011
1500 Rockville Pike	Rockville, Maryland	Shopping Center	52,700	December 2012
5541 Nicholson Lane	Rockville, Maryland	Shopping Center	20,100	December 2012
Developments
Clarendon Center North	Arlington, Virginia	Mixed-Use	108,000	2010/2011
Clarendon Center South	Arlington, Virginia	Mixed-Use	294,000	2010/2011
Dispositions
West Park	Oklahoma City, Oklahoma	Shopping Center	77,000	July 2012
Belvedere	Baltimore, Maryland	Shopping Center	54,900	December 2012
As of December 31, 2013, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties. Shopping Centers and Mixed-Use Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Organizational Structure
The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2013.

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

Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 65 full-time equivalent employees at its headquarters office and 22 employees at its properties and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
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
The Company will also seek growth opportunities in its Washington, D.C. metropolitan area mixed-use portfolio, primarily through development and redevelopment, as evidenced by the recent completion of the development of Clarendon Center in Arlington County, Virginia and the commencement in 2013 of the redevelopment of Park Van Ness (formerly Van Ness Square). Management also intends to negotiate lease renewals or to re-lease available space in the Mixed-Use Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.
It is management’s intention to hold properties for long-term investment and to place strong emphasis on regular maintenance, periodic renovation and capital improvement. Management believes that characteristics such as cleanliness, lighting and security are particularly important in community and neighborhood shopping centers, which are frequently visited by shoppers during hours outside of the normal work-day. Management believes that the Shopping Centers and Mixed-Use Properties generally are attractive and well maintained. The Shopping Centers and Mixed-Use Properties will undergo expansion, renovation, reconfiguration and modernization from time to time when management believes that such action is warranted by opportunities or changes in the competitive environment of a property. During 2013, 2012 and 2011, the Company completed the construction of Clarendon Center, a mixed-use development containing ground floor retail, office and multi-family residential units. The Company will continue its practice of expanding existing properties by undertaking new construction on outparcels suitable for development as free standing retail or office facilities.
Investment in Real Estate or Interests in Real Estate
The Company’s redevelopment and renovation objective is to selectively and opportunistically redevelop and renovate its properties, by replacing below-market-rent leases with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company’s strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective retail acquisitions, redevelopments and renovations.
In December 2012, the Company acquired two properties located along the Rockville Pike corridor in Montgomery County, Maryland. The Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro station. The property is zoned for up to 745,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
The Company also purchased, for $12.2 million, including acquisition costs, approximately 20,100 square feet of retail space located on the east side of Rockville Pike near the White Flint Metro station and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of rentable mixed-use space. When combining these two properties with our Metro Pike Center on the west side of Rockville Pike, the Company's holdings at White Flint total 7.6 acres which are zoned for a development potential of up to 1.5 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
In September 2011, the Company acquired three Giant Food-anchored shopping centers located in the Maryland suburbs of the Washington, D.C./Baltimore metropolitan area. The three centers, Kentlands Square II, Severna Park MarketPlace and Cranberry Square, total 636,000 square feet of leasable area. The $170.9 million purchase price, including acquisition costs, was financed with (1) $98.0 million of debt secured by the properties; (2) approximately $17.1 million in cash and borrowings from the Company’s revolving credit facility; and (3) $55.8 million from the issuance of equity to a related party.
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
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012 and $3.3 million in 2013. The Company has entered into an arrangement with a general contractor and is in the process of developing a primarily residential project with street-level retail. During the fourth quarter of 2013, demolition of the existing structure commenced. In connection with such demolition, approximately $580,000 of predevelopment expenses were recognized in 2013 and approximately $510,000 of additional predevelopment expenses will be recognized as demolition progresses and is completed in the first quarter of 2014.

During the second quarter of 2012, the Company’s French Market property suffered roof damage during a hail storm. The damage has been repaired at a cost of approximately $2.2 million, which was fully covered by insurance, subject to a $50,000 deductible. The Company recognized gains of approximately $77,000 and $219,000 in 2013 and 2012, respectively, the total of which equals the excess of the amount of insurance proceeds received over the carrying value of the replaced assets. All tenants remained open for business throughout the aftermath of the hail storm.
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
Dispositions
In 2012, the Company sold for $2.0 million the 77,000 square feet West Park shopping center in Oklahoma City, Oklahoma and recognized a $1.1 million gain and sold for $4.0 million the 54,900 square feet Belvedere shopping center in Baltimore, Maryland and recognized a gain of $3.4 million.
The Company may elect to dispose of other properties if, based upon management’s periodic review of the Company’s portfolio, the Board of Directors determines that such action would be in the best interest of the Company’s stockholders.
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2013.
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

Employees
As of March 1, 2014, the Company had approximately 65 full-time equivalent employees at its headquarters office, including seven leasing officers, and 22 employees at its properties. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.
Recent Developments
After several challenging years in the financial and real estate markets, there have been recent signs of economic improvement. During the last several quarters, the Company has seen stabilizing retail sales and improved retail leasing activity across its portfolio; however, rents remain under pressure. Office space demand throughout the Company’s properties slowed during 2012 and 2013, primarily due to uncertainty surrounding federal government spending levels.
While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion. Vacancies continue to remain elevated compared to pre-recession levels; however, the Company’s overall leasing percentage on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, at December 31, 2013 increased to 93.9% from 92.6% at December 31, 2012.
On February 12, 2013, Saul Centers sold, in an underwritten public offering, 5.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock, providing net cash proceeds of approximately $135.2 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accumulated dividends to but not including the redemption date, on or after February 12, 2018. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. The proceeds from the offering were used to (a) partially redeem the Company’s 8% Series A Cumulative Redeemable Preferred Stock and related depositary shares and (b) redeem in full all of the Company’s 9% Series B Cumulative Redeemable Preferred Stock and related depositary shares.
The Company had access to debt and preferred equity at attractive terms and pricing during 2012 and early 2013. The Company maintains a ratio of total debt to total asset value of under 50%, which allows it to obtain additional secured borrowings if necessary. And, as of December 31, 2013, amortizing fixed-rate mortgage debt with staggered maturities from 2015 to 2032, represented approximately 96.3% of the Company’s notes payable, thus minimizing refinancing risk. The floating-rate debt of the Company is comprised of a $14.8 million loan secured by Northrock shopping center and a $15.4 million loan secured by Metro Pike Center.

In February 2014, the Company terminated a 50,000 square foot lease at the Seven Corners shopping center and received a lease termination fee of $1.85 million which will be recognized as revenue in the first quarter. The space was previously occupied by a furniture store that had vacated during 2013 and the lease was scheduled to expire in early 2016. A short term lease for the entire space has been executed with another furniture store while the Company is working on re-tenanting the space under a long term lease. The termination fee revenue will be partially offset by the loss of approximately $950,000 in rental revenue for the period from February 1, 2014 through December 31, 2014.
Acquisition and Development Activity
A significant contributor to the Company’s recent growth in its Shopping Center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2011 through December 31, 2013, the Company acquired eight real estate assets. Since January 1, 2011, the Company’s leasable area has grown by approximately 4.9% (0.43 million square feet), from 8.90 million square feet to approximately 9.33 million square feet.
2013 / 2012 / 2011 Acquisitions, Developments and Redevelopments
Ashland Square Phase I
On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company has an approved site plan to develop a grocery-anchored neighborhood shopping center totaling approximately 160,000 square feet. Currently operating on the site are a Capital One Bank branch, a CVS pharmacy and an American Steakhouse restaurant. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.
Kentlands Square II
In September 2011, the Company purchased for $74.5 million Kentlands Square II, and incurred acquisition costs of $1.1 million. Kentlands Square II is a 241,000 square foot neighborhood shopping center located in Gaithersburg, Maryland, in Montgomery County, the state’s most populous and affluent county. The center was constructed in 1993, and is anchored by a 61,000 square foot Giant Food supermarket and a 104,000 square foot Kmart. The property is adjacent to the Company’s Kentlands Square I, which is anchored by Lowe’s Home Improvement, and Kentlands Place.
Severna Park MarketPlace
In September 2011, the Company purchased for $61.0 million Severna Park MarketPlace, and incurred acquisition costs of $0.8 million. Severna Park MarketPlace is a 254,000 square foot neighborhood shopping center located in Severna Park, Maryland, in Anne Arundel County. The center was constructed in 1974 and renovated in 2000, and is anchored by a 63,000 square foot Giant Food supermarket and a 92,000 square foot Kohl’s.
Cranberry Square
In September 2011, the Company purchased for $33.0 million Cranberry Square, and incurred acquisition costs of $0.5 million. Cranberry Square is a 141,000 square foot neighborhood shopping center located in Westminster, Maryland, in Carroll County. The center was constructed in 1991, and is anchored by a 56,000 square foot Giant Food supermarket and a 24,000 square foot Staples.
1500 Rockville Pike
In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro station. The property is zoned for up to 745,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
5541 Nicholson Lane
In December 2012, the Company purchased for $12.2 million, including acquisition costs, approximately 20,100 square feet of retail space, located on the east side of Rockville Pike near the White Flint Metro station and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of rentable mixed-use space. When combining these two properties with our Metro Pike Center on the west side of Rockville Pike, the Company's holdings at White Flint total 7.6 acres which are zoned for a development potential of up to 1.5 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Park Van Ness (formerly Van Ness Square)
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square and the building became vacant in April 2013. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012 and approximately $3.3 million in 2013. The Company has entered into an arrangement with a general contractor and intends to develop a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. During the fourth quarter of 2013, demolition of the existing structure commenced. In connection with such demolition, approximately $580,000 of predevelopment expenses were recognized in 2013 and approximately $510,000 of additional predevelopment expenses will be recognized as demolition progresses and is completed in the first quarter of 2014. Construction is expected to be completed in late 2015. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a recently-closed construction-to-permanent loan.

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
Financial and economic conditions may have an adverse impact on us, our tenants’ businesses and our results of operations.

Global financial and macro-economic conditions continue to be challenging and volatile, and a prolonged continuation or worsening of such conditions, including any disruption in the capital markets, could adversely affect our business, financial condition, results of operations or real estate values, as well as the financial condition of our tenants and lenders, which may expose us to increased risks of default by these parties.

Potential consequences of a prolonged continuation or worsening of current financial and economic conditions include:

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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.8% of our total revenue for the year ended December 31, 2013. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
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
Influence of Officers, Directors and Significant Stockholders.
Three of our executive officers, Mr. Saul II, and our President, Thomas H. McCormick, and our Executive Vice President-Real Estate, J. Page Lansdale, are members of the Saul Organization, and persons associated with the Saul Organization constitute four of the 13 members of our Board of Directors. In addition, as of December 31, 2013, Mr. Saul II had the potential to exercise control over 9,078,674 shares of our common stock representing 44.6% of our issued and outstanding shares of common stock. Mr. Saul II also beneficially owned, as of December 31, 2013, 7,002,538 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2013, Mr. Saul II and members of the Saul Organization owned common stock representing approximately 38.1% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2013, 720,000 of the 7,002,538 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
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
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2013, are charges totaling $6.3 million, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $447,300 for the year ended December 31, 2013.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002, expires in March 2017, and provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2013 was $850,600. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.
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
As of December 31, 2013, we had approximately $820.1 million of debt outstanding, $789.9 million of which was long-term fixed-rate debt secured by 33 of our properties and $30.2 million of which was variable-rate debt due under two secured bank loans.
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
As of December 31, 2013, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
We carry comprehensive insurance on all of our properties, including insurance for liability, earthquake, fire, flood, terrorism and rental loss. These policies contain coverage limitations. We believe this coverage is of the type and amount customarily obtained for or by an owner of real property assets. We intend to obtain similar insurance coverage on subsequently acquired properties.
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
As of December 31, 2013, Mr. Saul II and members of the Saul Organization owned common stock representing approximately 38.1% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.

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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2013 that remain unresolved.

Item 2. Properties
Overview
As of December 31, 2013, the Company is the owner, developer and operator of a real estate portfolio composed of 56 operating properties, totaling approximately 9.3 million square feet of gross leasable area (“GLA”), and three development parcels. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and six predominantly Mixed-Use Properties totaling approximately 7.9 million and 1.4 million square feet of GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty-two of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.8%), a tenant at ten Shopping Centers and Safeway (2.6%), a tenant at eight Shopping Centers, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2013. The average rent, calculated using annualized base rent for leased space as of December 31, 2013 and 2012, excluding residential, was $18.27 per square foot and $17.96 per square foot, respectively, for the Company’s Current Portfolio Properties.
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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2013 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,200 and 92,500, respectively. The 2013 average household income within the one- and three-mile radius of the Shopping Centers is approximately $101,300 and $103,800, respectively, compared to a national average of $71,800. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
The Shopping Center properties range in size from approximately 21,500 to 574,800 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 157,600 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty-two of the Shopping Centers are anchored by a grocery store.
Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2013, for each of the next ten years beginning with 2014, assuming that none of the tenants exercise renewal options and excluding an aggregate of 433,919 square feet of unleased space, which represented 5.5% of the GLA of the Shopping Centers as of December 31, 2013.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2014	705,601	sf	9.0%	$12,929,038	11.0%
2015	810,765		10.3%	13,124,245	11.2%
2016	1,329,646		16.9%	15,991,277	13.6%
2017	937,213		11.9%	17,465,402	14.9%
2018	912,383		11.6%	15,011,746	12.8%
2019	675,076		8.6%	10,010,081	8.5%
2020	153,655		1.9%	3,213,436	2.7%
2021	158,754		2.0%	2,345,035	2.0%
2022	539,898		6.9%	6,322,705	5.4%
2023	403,962		5.1%	5,853,820	5.0%
Thereafter	819,397		10.4%	15,120,699	12.9%
Total	7,446,350	sf	94.5%	$117,387,484	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2013 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.
The Mixed-Use Properties
Five of the six Mixed-Use Properties are located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 1.3 million square feet, comprised of 1.0 million and 96.0 thousand square feet of office and retail space, respectively, and 244 apartments. The sixth Mixed-Use Property is located in Tulsa, Oklahoma and contains GLA of 197,000 square feet. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. Accordingly, management believes that the Washington, D.C. area mixed-use properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.
601 Pennsylvania Avenue is a nine-story, 227,000 square foot Class A office building (with a small amount of street level retail space) built in 1986 and located in a prime location in downtown Washington, D.C. Washington Square at Old Town is a 236,000 square foot Class A mixed-use office/retail complex completed in 2000 and located on a two-acre site along Alexandria’s main street, North Washington Street, in historic Old Town Alexandria, Virginia. Avenel Business Park is a 391,000 square foot research park located in the suburban Maryland, I-270 biotech corridor. The business park consists of twelve one-story buildings built in six phases, completed between 1981 and 2000. Clarendon Center is a recently constructed mixed-use Class A commercial and residential project located at the Clarendon Metro station in Arlington County, Virginia. This development contains 171,600 square feet of office, 41,700 square feet of retail and 244 apartment units.
Crosstown Business Center is a 197,000 square foot flex office/warehouse property located in Tulsa, Oklahoma. The property is located in close proximity to Tulsa’s international airport and major roadways and has attracted tenants requiring light industrial and distribution facilities.
The most recent economic downturn had negatively affected retail and office property operating performance. While the impact in the Washington, D.C. metropolitan area, where the majority of the Company’s properties are located, was initially less severe than in many other areas of the country, current issues facing the Federal government relating to spending cuts and budget policies continue to cloud our economic recovery with uncertainty. Overall operating trends have been encouraging, but both retail and office real estate fundamentals continue to be vulnerable to adverse developments in the housing and public and private sector job markets.
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square and the building became vacant in April 2013. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012 and $3.3 million in 2013. The Company has entered into an arrangement with a general contractor and intends to develop a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. During the fourth quarter of 2013, demolition of the existing structure commenced. In connection with such demolition, approximately $580,000 of predevelopment expenses were recognized in 2013 and approximately $510,000 of additional predevelopment expenses will be recognized as demolition progresses and is completed in the first quarter of 2014. Construction is expected to be completed in late 2015. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a recently-closed construction-to-permanent loan.
Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2013, for each of the next ten years beginning with 2014, assuming that none of the tenants exercise renewal options and excluding an aggregate of 120,592 square feet of unleased office and retail space, which represented 9.5% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2013.
Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases
2014	206,037	sf	16.3%	$5,842,798	16.2%
2015	57,635		4.6%	1,626,595	4.5%
2016	137,578		10.9%	2,875,166	8.0%
2017	116,259		9.2%	2,393,819	6.7%
2018	59,320		4.7%	1,916,296	5.3%
2019	91,271		7.2%	3,912,393	10.9%
2020	123,623		9.8%	2,312,271	6.4%
2021	98,307		7.8%	4,228,097	11.8%
2022	72,074		5.7%	2,538,851	7.1%
2023	107,940		8.5%	5,396,765	15.0%
Thereafter	73,435		5.8%	2,905,904	8.1%
Total	1,143,479	sf	90.5%	$35,948,955	100.0%

(1)	Calculated using annualized contractual base rent payable as of December 31, 2013 for the gross leasable area expiring, and excluding expenses payable by or reimbursable from tenants.
As of December 31, 2013, the Company had 242 apartment leases, 226 of which will expire in 2014 and 16 of which will expire in 2015. Annual base rent due under these leases is $6.7 million and $0.5 million for the years ending December 31, 2014 and 2015, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Saul Centers, Inc. Schedule of Current Portfolio Properties December 31, 2013
Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)		Anchor / Significant Tenants
					Dec-13	Dec-12
Shopping Centers
Ashburn Village	Ashburn, VA	221,273	1994-01-02	26.4	91%	92%	Giant Food, Hallmark Cards, McDonalds, Burger King, Dunkin' Donuts, Kinder Care
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	Capital One Bank, CVS Pharmacy, All American Steakhouse
Beacon Center	Alexandria, VA	358,071	1972 (1993/99/07)	32.3	100%	100%	Lowe’s Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s, Chipotle
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	BJ’s Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	91%	87%	Publix, Wachovia Bank, Jaco Hybrid Training, Subway
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	100%	Panera Bread, Party City, Petco
Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	99%	99%	Safeway, Ross Dress For Less, Family Dollar, Advance Auto, McDonalds, Wendy’s, Chuck E Cheese’s
Broadlands Village	Ashburn, VA	159,734	2003-04-06	24.0	87%	85%	Safeway, The All American Steakhouse, Bonefish Grill, Starbucks, LA Boxing
Countryside Marketplace	Sterling, VA	137,662	2004	16.0	91%	92%	Safeway, CVS Pharmacy, Starbucks, McDonalds
Cranberry Square	Westminster, MD	141,450	2011	18.9	95%	92%	Giant Food, Staples, Party City, Pier 1 Imports, Jos. A. Bank, Wendy’s, Giant Gas
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	84%	84%	Publix, Subway
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	Capital One Bank
French Market	Oklahoma City, OK	244,718	1974 (1984/98)	13.8	100%	87%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Alfred Angelo, Dollar Tree
Germantown	Germantown, MD	27,241	1992	2.7	81%	81%	Jiffy Lube
Giant	Milford Mill, MD	70,040	1972 (1990)	5.0	94%	94%	Giant Food
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	97%	96%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Eastern	District Heights, MD	255,398	1972 (1995)	31.9	74%	75%	Pep Boys, Big Lots, No Excuse Workout
Great Falls Center	Great Falls, VA	91,666	2008	11.0	96%	98%	Safeway, CVS Pharmacy, Capital One Bank, Starbucks, Subway,
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	Expo E Mart, Radio Shack, Starbucks, Footlocker, Chuck E. Cheese’s, Sardi's Chicken
Hunt Club Corners	Apopka, FL	101,522	2006	13.9	97%	94%	Publix, Walgreens, Radio Shack, Hallmark
Jamestown Place	Altamonte Springs, FL	96,372	2005	10.9	89%	93%	Publix, Carrabas Italian Grill
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	100%	100%	Lowe’s Home Improvement Center, Chipotle
Kentlands Square II	Gaithersburg, MD	247,783	2011	23.4	96%	96%	Giant Food, Kmart, Party City, Panera Bread, Not Your Average Joe’s, Payless Shoes, Hallmark, Chick-Fil-A, Coal Fire Pizza, Brasserie Beck
Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	100%	100%	Elizabeth Arden’s Red Door Salon, Bonefish Grill, Subway

Saul Centers, Inc. Schedule of Current Portfolio Properties December 31, 2013
Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)		Anchor / Significant Tenants
					Dec-13	Dec-12
Shopping Centers (continued)
Lansdowne Town Center	Leesburg, VA	189,422	2006	23.4	97%	93%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joe's, Starbucks, Lansdowne Tavern, Capital One Bank, Pike's Fish House
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	100%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless
Lumberton Plaza	Lumberton, NJ	193,084	1975 (1992/96)	23.3	94%	93%	Bottom Dollar Food, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar, Retro Fitness, Big Lots
Metro Pike Center	Rockville, MD	67,488	2010	4.6	92%	84%	McDonald's, Jennifer Convertibles, Fed ExKinko’s, Dunkin' Donuts, Seven Eleven
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	93%	92%	Giant Food, Giant Gas Station, Panera Bread, Starbucks, Five Guys, California Tortilla, Firehouse Subs
Northrock	Warrenton, VA	99,789	2009	15.4	87%	81%	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza, Capital One Bank, Jos. A. Bank
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	97%	96%	Safeway, Advance Auto, Dollar Tree, Radio Shack, McDonalds, Wendy’s, Ledo’s Pizza
Olney	Olney, MD	53,765	1975 (1990)	3.7	93%	94%	Rite Aid, Olney Grill, Ledo’s Pizza, Popeye’s
Orchard Park	Dunwoody, GA	87,885	2007	10.5	94%	92%	Kroger, GNC, Subway
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	98%	98%	Albertson’s, Office Depot, Mimi’s Cafe, Toojay’s Deli
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	94%	91%	Giant Food, Starbucks
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010/2012	3.0	70%	70%	Staples, Casual Male
1500 Rockville Pike	Rockville, MD	52,681	2012	6.7	100%	na	Party City
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	97%	97%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	91%	90%	Seacoast Realty, Armand’s Pizza, Candy Kitchen, Turquoise Restaurant
Seven Corners	Falls Church, VA	574,831	1973 (1994 - 7/07)	31.6	100%	100%
The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, G Street Fabrics, Off-Broadway Shoes, JoAnn Fabrics, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy’s, Burlington Coat Factory

Severna Park Marketplace	Severna Park, MD	254,174	2011	20.6	100%	100%	Giant Food, Kohl’s, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonalds, Jos. A Bank, Radio Shack, Atlanta Bread Company, Five Guys, Unleashed (Petco)
Shops at Fairfax	Fairfax, VA	68,762	1975 (1993/99)	6.7	100%	100%	Super H Mart
Smallwood Village Center	Waldorf, MD	174,518	2006	25.1	74%	70%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD	484,115	1972 (1986)	39.6	87%	93%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop

Saul Centers, Inc. Schedule of Current Portfolio Properties December 31, 2013
Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)		Anchor / Significant Tenants
					Dec-13	Dec-12
Southside Plaza	Richmond, VA	371,761	1972	32.8	98%	92%	Community Supermarket, Maxway, Citi Trends, City of Richmond, McDonalds, Burger King, Kool Smiles, Anna’s Linens, Hibachi Grill
South Dekalb Plaza	Atlanta, GA	163,418	1976	14.6	94%	88%	Maxway, Big Lots, Emory Clinic, Deal$ (Dollar Tree), Shoe Land
Thruway	Winston-Salem, NC	362,056	1972 (1997)	30.5	96%	93%
Harris Teeter, Trader Joe’s, Stein Mart, Talbots, Hanes Brands, Jos. A Bank, Bonefish Grill, Chico’s, Ann Taylor Loft, Coldwater Creek, Rite Aid, FedEx/Kinkos, Plow & Hearth, New Balance, Aveda Salon, Christies Hallmark, Carter’s Kids, McDonalds, Chick-Fil-A, Wells Fargo Bank, Francesca’s Collections, Great Outdoor Provision Company, White House / Black Market, Soma

Village Center	Centreville, VA	146,032	1990	17.2	96%	99%	Giant Food, Tuesday Morning, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga
Westview Village	Frederick, MD	97,145	2009	10.4	88%	85%	Mimi’s Cafe, Sleepy’s, Music & Arts, Firehouse Subs, CiCi’s Pizza, Café Rio, Five Guys, Regus
White Oak	Silver Spring, MD	480,676	1972 (1993)	28.5	100%	100%	Giant Food, Sears, Walgreens, Radio Shack, Boston Market, Sarku
Total Shopping Centers		7,880,269		758.4	94.5%	93.4%

Saul Centers, Inc. Schedule of Current Portfolio Properties December 31, 2013
Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased (1)				Anchor / Significant Tenants
					Dec-13		Dec-12
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD	390,683	1981-2000	37.1	91%		83%		General Services Administration, SeraCare Life Sciences, Gene Dx, Inc., Direct Buy
Clarendon Center-North Block	Arlington, VA	108,387	2010	0.6	96%		96%		Pete’s New Haven Pizza, AT&T, BGR, Airline Reporting Corporation
Clarendon Center-South Block	Arlington, VA	104,894	2010	1.3	100%		100%		Trader Joe’s, Circa, Burke and Herbert Bank, Bracket Room, Cannon Design, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One
Clarendon Center Residential-South Block (244 units)		188,671	2010		98%		100%
Crosstown Business Center	Tulsa, OK	197,127	1975 (2000)	22.4	81%		77%		Compass Group, Roxtec, Keystone Automotive, Freedom Express, Direct TV, Auto Panels Plus
601 Pennsylvania Ave.	Washington, DC	226,604	1973 (1986)	1.0	95%		95%		National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Pharmaceutical Care Management Assn., Capital Grille
Washington Square	Alexandria, VA	236,376	1975 (2000)	2.0	86%		89%
Vanderweil Engineering, AECOM, Freeman Decorating Services, Tauri Group, Cooper Carry, Bank of America, Marketing General, Alexandria Economic Development, Trader Joe’s, Fed Ex/Kinko’s, Talbots, Teaism Restaurant, Starbucks, The Business Bank

Total Mixed Use Properties		1,452,742		64.4	90.5%	(2)	87.7%	(2)
Total Portfolio		9,333,011		822.8	93.9%	(2)	92.6%	(2)
Land and Development Parcels
Ashland Square Phase II	Manassas, VA		2004	17.3	Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD		2005	35.5	Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Park Van Ness	Washington, DC		1973 and 2011	1.4	A 271-unit residential building with approximately 9,000 square feet of street-level retail space is currently under construction.
Total Development Properties				54.2

(1)
Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Van Ness Square was vacated and taken out of service April 30, 2013. The prior year period's Total Mixed-Use and Total Portfolio leased percentages have been recalculated to exclude the impact of Van Ness Square to improve comparability. If the prior year percentages were not recalculated, Total Mixed-Use and Total Portfolio leased percentages at December 31, 2012 would have been 82.8% and 91.7%, respectively.

(2)	Total percentage leased is for commercial space only (it excludes Clarendon Center residential).
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
Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the Company’s shares of common stock were reported by the New York Stock Exchange for each quarter of 2013 and 2012 as follows:

Period	Share Price
	High	Low
October 1, 2013 – December 31, 2013	$49.19	$45.86
July 1, 2013 – September 30, 2013	$48.49	$43.10
April 1, 2013 – June 30, 2013	$47.83	$42.66
January 1, 2013– March 31, 2013	$44.94	$41.43
October 1, 2012 – December 31, 2012	$45.34	$40.81
July 1, 2012 – September 30, 2012	$45.83	$40.59
April 1, 2012 – June 30, 2012	$43.32	$39.01
January 1, 2012 – March 31, 2012	$40.62	$33.44
On March 3, 2014, the closing price was $46.33 per share.
Holders
The approximate number of holders of record of the common stock was 210 as of March 3, 2014.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed amounts greater than the required amount in 2013 and 2012. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $39.2 million and $38.1 million in 2013 and 2012, respectively. Distributions to preferred stockholders were $14.6 million and $15.1 million in 2013 and 2012, respectively. See Notes to Consolidated Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
The Company’s estimate of cash flow available for distributions is believed to be based on reasonable assumptions and represents a reasonable basis for setting distributions. However, the actual results of operations of the Company will be affected by a variety of factors, including but not limited to actual rental revenue, operating expenses of the Company, interest expense, general economic conditions, federal, state and local taxes (if any), unanticipated capital expenditures, the adequacy of reserves and preferred dividends. While the Company intends to continue paying regular quarterly distributions, any future payments will be determined solely by the Board of Directors and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution amounts required to maintain its status as a REIT under the Code, and such other factors as the Board of Directors deems relevant. We are obligated to pay regular quarterly distributions to holders of depositary shares of Series A preferred stock, 60% of which was redeemed on March 2, 2013, at the rate of $2.00 per annum per depositary share, and to holders of depositary shares of Series C preferred stock at the rate of $1.71875 per annum per depositary share beginning February 12, 2013, prior to distributions on the common stock.
The Company paid four quarterly distributions totaling $1.44 per common share during each of the years in the three-year period ended December 31, 2013. The annual distribution amounts paid by the Company exceed the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. Of the $1.44 per common share dividend paid in 2013, 67% was treated as a taxable dividend and 33% was treated as a return of capital. Of the $1.44 per common share dividend paid in 2012, 66% was treated as a taxable dividend income and 34% was treated as a return of capital. Of the $1.44 per common share dividend paid in 2011, 50% was taxable dividend income and 50% was considered return of capital. No assurance can be given regarding what portion, if any, of distributions in 2014 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are treated as ordinary dividend income.
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2013, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) B. F. Saul Real Estate Investment Trust and B. F. Saul Company, for each of which Mr. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC, SHLP Unit Acquisition Corp. and Dearborn, LLC, which are wholly-owned subsidiaries of either B. F. Saul Company or B. F. Saul Real Estate Investment Trust, acquired an aggregate of 22,260 shares of common stock at an average price of $46.27 per share and 88,309 limited partnership units at an average price of $46.93 per unit, in respect of the October 31, 2013 dividend distribution.
No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on January 1, 2009.

Comparison of Cumulative Total Return

Total Return $100 Invested
$250
$200
$150
$100
Jan 1, 2009
Dec 31, 2009
Dec 31, 2010
Dec 31, 2011
Dec 31, 2012
Dec 31, 2013

	Jan 1, 2009	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013
Saul Centers	$100	$87	$131	$101	$127	$146
S & P 500	$100	$126	$146	$149	$172	$228
Russell 2000	$100	$127	$161	$155	$180	$250
NAREIT Equity	$100	$128	$164	$177	$209	$215

Item 6. Selected Financial Data
The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA
(In thousands, except per share data)
	Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Total revenue	$197,897	$190,092	$173,878	$163,108	$160,539
Total operating expenses	162,628	154,996	142,442	120,300	115,177
Operating income	35,269	35,096	31,436	42,808	45,362
Non-operating income:
Change in fair value of derivatives	(7)	36	(1,332)	—	—
Loss on early extinguishment of debt	(497)	—	—	(5,405)	(2,210)
Gain on casualty settlements	77	219	245	2,475	329
Income from continuing operations	34,842	35,351	30,349	39,878	43,481
Discontinued operations	—	4,429	(55)	3,307	(251)
Net income	34,842	39,780	30,294	43,185	43,230
Income attributable to noncontrolling interests	(3,970)	(6,406)	(3,561)	(6,422)	(6,517)
Net income attributable to Saul Centers, Inc.	30,872	33,374	26,733	36,763	36,713
Preferred stock redemption	(5,228)	—	—	—	—
Preferred dividends	(13,983)	(15,140)	(15,140)	(15,140)	(15,140)
Net income available to common stockholders	$11,661	$18,234	$11,593	$21,623	$21,573
Per Share Data (diluted):
Net income (loss) available to common stockholders:
Continuing operations	$0.57	$0.70	$0.61	$1.00	$1.21
Discontinued operations	—	0.23	—	0.18	(0.01)
Total	$0.57	$0.93	$0.61	$1.18	$1.20
Basic and Diluted Shares Outstanding:
Weighted average common shares - basic	20,364	19,649	18,889	18,267	17,904
Effect of dilutive options	37	51	60	110	39
Weighted average common shares - diluted	20,401	19,700	18,949	18,377	17,943
Weighted average convertible limited partnership units	6,929	6,914	5,791	5,416	5,416
Weighted average common shares and fully converted limited partnership units - diluted	27,330	26,614	24,740	23,793	23,359
Dividends Paid:
Cash dividends to common stockholders (1)	$29,205	$28,135	$27,062	$26,186	$27,358
Cash dividends per share	$1.44	$1.44	$1.44	$1.44	$1.50
Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,094,776	$1,112,763	$1,091,448	$927,250	$834,914
Total assets	1,198,675	1,207,309	1,192,569	1,013,888	925,574
Total debt, including accrued interest	823,328	831,121	835,459	713,997	639,405
Preferred stock	180,000	179,328	179,328	179,328	179,328
Total stockholders’ equity	315,126	307,289	293,206	239,813	226,063

SELECTED FINANCIAL DATA
(In thousands, except per share data)
	Years Ended December 31,
	2013	2012	2011	2010	2009
Other Data
Cash flow provided by (used in):
Operating activities	$73,527	$78,423	$55,669	$62,887	$68,344
Investing activities	$(26,034)	$(46,873)	$(201,500)	$(98,239)	$(80,469)
Financing activities	$(42,329)	$(31,740)	$145,186	$27,713	$19,726
Funds from operations (2):
Net income	$34,842	$39,780	$30,294	$43,185	$43,230
Real property depreciation and amortization	49,130	40,112	35,298	28,379	28,061
Real property depreciation - discontinued operations	—	77	102	198	203
Gain on property dispositions and casualty settlements	(77)	(4,729)	(245)	(6,066)	(329)
Funds from operations	83,895	75,240	65,449	65,696	71,165
Preferred stock redemption	(5,228)	—	—	—	—
Preferred dividends	(13,983)	(15,140)	(15,140)	(15,140)	(15,140)
Funds from operations available to common shareholders	$64,684	$60,100	$50,309	$50,556	$56,025

1)
During 2013, 2012, 2011, 2010, and 2009, shareholders reinvested $20.7 million, $23.1 million, $19.8 million, $16.7 million and $4.1 million, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.

2)	Funds from operations (FFO) is a non-GAAP financial measure and is defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 36, discusses the Company’s results of operations for the past two years. Beginning on page 40, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 49, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.
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
The Company’s primary operating strategy is to focus on its community and neighborhood shopping center business and to operate its properties to achieve both cash flow growth and capital appreciation. Management believes there is potential for long term growth in cash flow as existing leases for space in the Shopping Center and Mixed-Use Properties expire and are renewed, or newly available or vacant space is leased. The Company intends to renegotiate leases where possible and seek new tenants for available space in order to optimize the mix of uses to improve foot traffic through the Shopping Centers. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants with the goals of increasing occupancy, improving overall retail sales, and ultimately increasing cash flow as economic conditions improve. In those circumstances in which leases are not otherwise expiring, management selectively attempts to increase cash flow through a variety of means, or in connection with renovations or relocations, recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions, in its leases.
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
During the fourth quarter of 2012, the Company acquired two properties along the Rockville Pike corridor of Rockville, Maryland, one of which is adjacent to one of the Company’s existing properties. In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro station. The property is zoned for up to 745,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
In December 2012, the Company purchased for $12.2 million, including acquisition costs, approximately 20,100 square feet of retail space, located on the east side of Rockville Pike near the White Flint Metro station and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of rentable mixed-use space. When combining these two properties with our Metro Pike shopping center on the west side of Rockville Pike, the Company's holdings at White Flint total 7.6 acres which are zoned for a development potential of up to 1.5 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
In 2011, the Company acquired three Giant Food-anchored shopping centers located in the Maryland suburbs of the Washington, D.C./Baltimore metropolitan area. The three centers, Kentlands Square II, Severna Park MarketPlace and Cranberry Square, total 636,000 square feet of leasable area. The $170.9 million purchase price, including acquisition costs, was financed with (1) $98.0 million of debt secured by the properties; (2) approximately $17.1 million in cash and borrowings from the Company’s revolving credit facility; and (3) $55.8 million from the issuance of equity to a related party.
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
During the most recent downturn in the national real estate market, the effects on the office and retail markets in the metropolitan Washington, D.C. area, where the majority of the Company’s properties are located, initially were generally less severe than in many other areas of the country. However, continued economic uncertainty in the local economies where the Company’s properties are located resulting from issues facing the Federal government relating to spending cuts and budget policies may lead to increased tenant bankruptcies, increased vacancies and decreased rental rates.
While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion. Vacancies continue to remain elevated in certain submarkets compared to pre-recession levels; however, the Company’s overall leasing percentage on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, at December 31, 2013 increased to 93.9% from 92.6% at December 31, 2012, an increase in leased space of approximately 123,100 square feet, primarily caused by the leasing of 70,800 square feet of small shop space in the Shopping Centers and improved leasing at Avenel Business Park.
Because of the Company’s conservative capital structure, its liquidity has not been significantly affected by the recent turmoil in the credit markets. The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2013, amortizing fixed-rate mortgage debt with staggered maturities from 2015 to 2032 represented approximately 96.3% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of a $14.8 million bank term loan secured by the Northrock shopping center and a $15.4 million bank term loan secured by the Metro Pike Center. As of December 31, 2013, the Company has loan availability of approximately $164.2 million under its $175.0 million unsecured revolving line of credit.

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
The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships based on their fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the in-place lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and accreted as additional lease revenue over the remaining contractual lease period. If the fair value of the below market lease intangible includes fair value associated with a renewal option, such amounts are not accreted until the renewal option is exercised. If the renewal option is not exercised the value is recognized at that time. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship. From time to time the Company may purchase a property for future development purposes. The property may be improved with an existing structure that would be demolished as part of the development. In such cases, the fair value of the building may be determined based only on existing leases and not include estimated cash flows related to future leases.
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
Results of Operations
Same property revenue and operating income were $194.4 million and $147.3 million, respectively, in 2013 representing increases of $7.8 million (4.2%) and $6.2 million (4.4%) over 2012. Same property comparisons for 2013 and 2012 include 49 Shopping Centers and six Mixed-Use Properties which were in operation for the entirety of 2013 and 2012.

Same property revenue and operating income were $160.1 million and $119.7 million, respectively, in 2012 representing decreases of $1.5 million (0.9%) and $1.9 million (1.6%) compared to 2011. Same property comparisons for 2012 and 2011 include 46 Shopping Centers and five Mixed-Use Properties which were in operation for the entirety of 2012 and 2011.
The following is a discussion of the components of revenue and expense for the entire Company.

Revenue
(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2013	2012	2011	2013 from 2012	2012 from 2011
Base rent	$159,898	$152,777	$138,486	4.7%	10.3%
Expense recoveries	30,949	30,391	28,368	1.8%	7.1%
Percentage rent	1,575	1,545	1,503	1.9%	2.8%
Other	5,475	5,379	5,521	1.8%	(2.6)%
Total revenue	$197,897	$190,092	$173,878	4.1%	9.3%
Note: (Dollars in thousands)
Base rent includes $3,035, $3,796, and $3,694, for the years 2013, 2012, and 2011, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1,692, $1,495, and $1,119, for the years 2013, 2012, and 2011, respectively, to recognize income from the amortization of in-place leases.
Total revenue increased 4.1% in 2013 compared to 2012 primarily due to $7.1 million of higher base rent (a) generated by properties acquired or developed in 2012 (the "New 2012 Properties") ($2.3 million) and (b) increases throughout the portfolio ($6.6 million) partially offset by (c) Van Ness Square ($2.0 million). Total revenue increased 9.3% in 2012 compared to 2011 primarily due to $14.5 million of aggregate revenue generated by Clarendon Center and the three Shopping Center Properties acquired in 2011 (collectively, the “New 2011 Properties”). A discussion of the components of revenue follows.
Base rent
The $7.1 million increase in base rent in 2013 compared to 2012 was attributable to (a) the New 2012 Properties ($2.3 million) and (b) increases throughout the portfolio ($6.6 million) partially offset by (c) Van Ness Square ($2.0 million). The $14.3 million increase in base rent in 2012 compared to 2011 was attributable to $12.4 million of increased base rent generated by the New 2011 Properties and $2.3 million of increased base rent in the remainder of the portfolio.
Expense recoveries
Expense recovery income increased $0.6 million in 2013 compared to 2012. Expense recovery income increased $2.0 million in 2012 compared to 2011 primarily due to $1.7 million of increased expense recovery income generated by the New 2011 Properties.
Other revenue
Other revenue increased $0.1 million in 2013 compared to 2012. The decline in other revenue in 2012 compared to 2011 is primarily due to the collection in 2011 of $325,000 of past due rents from a former tenant, partially offset by increased parking income at the Mixed-Use Properties.

Operating expenses
(Dollars in thousands)	For the year ended December 31,			Percentage Change
	2013	2012	2011	2013 from 2012	2012 from 2011
Property operating expenses	$24,559	$23,794	$24,715	3.2%	(3.7)%
Provision for credit losses	968	1,151	1,880	(15.9)%	(38.8)%
Real estate taxes	22,415	22,325	18,435	0.4%	21.1%
Interest expense and amortization of deferred debt costs	46,589	49,544	45,324	(6.0)%	9.3%
Depreciation and amortization of deferred leasing costs	49,130	40,112	35,298	22.5%	13.6%
General and administrative	14,951	14,274	14,256	4.7%	0.1%
Acquisition related costs	106	1,129	2,534	(90.6)%	(55.4)%
Predevelopment expenses	3,910	2,667	—	46.6%	NA
Total operating expenses	$162,628	$154,996	$142,442	4.9%	8.8%
Total operating expenses increased 4.9% in 2013 compared to 2012 primarily due to $8.0 million of additional depreciation expense and $1.2 million of higher predevelopment expenses related to the redevelopment of Park Van Ness. Total operating expenses increased 8.8% in 2012 compared to 2011 primarily due to increased real estate taxes, interest expense, depreciation expense and predevelopment expense.
Property operating expenses
Property operating expenses increased $765,000 in 2013 compared to 2012. Property operating expenses decreased $921,000 in 2012 compared to 2011 primarily due to lower snow removal costs.
Provision for credit losses
The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The $183,000 decrease in 2013 compared to 2012 as well as the $729,000 decrease in 2012 compared to 2011 reflects a general improvement in the retail economy and lack of significant bankruptcy losses among the Company’s various tenants.
Real estate taxes
Real estate taxes increased $90,000 in 2013 compared to 2012. The $3.9 million increase in real estate taxes in 2012 compared to 2011 is comprised of increased property taxes charged by the District of Columbia and taxes related to the New 2011 Properties.
Interest and amortization of deferred debt
Interest expense decreased $3.0 million in 2013 compared to 2012 primarily due to a 30 basis point decrease in the average cost of debt to 5.54% from 5.84%. Interest expense increased $4.2 million in 2012 compared to 2011 primarily due to approximately $4.1 million of interest related to $67.2 million of higher average debt balances and $1.9 million of reduced capitalized interest, partially offset by $2.1 million of lower interest resulting from lower average cost of debt.
Depreciation and amortization
Depreciation and amortization of deferred leasing costs increased by $9.0 million in 2013 compared to 2012 primarily due to $8.0 million of additional depreciation expense on the building at the former Van Ness Square as a result of the reduction of its useful life to four months effective January 1, 2013. Depreciation and amortization of deferred leasing costs increased $4.8 million in 2012 compared to 2011 primarily due to the New 2011 Properties.
General and administrative
General and administrative costs increased $677,000 in 2013 compared to 2012 primarily due to (a) increased consulting expense ($495,000) and (b) increased stock option expense ($245,000).

Acquisition related costs
Acquisition related costs in 2013 totaling approximately $106,000 relate to the purchase of a retail pad with a 7,100 square foot restaurant located in Gaithersburg, Maryland which is contiguous with and an expansion of the Company's other Kentlands assets. Acquisition related costs in 2012 totaling approximately $1.1 million related to the December 2012 purchases of 1500 Rockville Pike and 5541 Nicholson Lane.
Acquisition related costs in 2011 totaling approximately $2.5 million related to the Company’s September 23, 2011, purchase of Kentlands Square II, Severna Park MarketPlace and Cranberry Square and the February 17, 2011 purchase of a 3,000 square foot retail property located adjacent to the Company’s Van Ness Square in Washington, D.C.
Predevelopment expenses
Predevelopment expenses represent costs, primarily lease termination and demolition costs, incurred with the repositioning and redevelopment of Van Ness Square.
Gain on Casualty Settlement
Gain on casualty settlement in 2013 and 2012 reflect insurance proceeds received in excess of the carrying value of assets damaged during a hail storm at French Market in 2012. Gain on casualty settlement in 2011 reflects insurance proceeds received in excess of the carrying value of assets damaged during a severe hail storm at French Market in May 2010. In each instance, the insurance proceeds funded substantially all of the restoration of the damaged property.
Loss on Early Extinguishment of Debt
On September 4, 2013, the Company closed on a 15-year, non-recourse $18.0 million mortgage loan secured by Seabreeze Plaza. The loan matures in 2028, bears interest at a fixed rate of 3.99%, requires monthly principal and interest payments totaling $94,900 based on a 25-year amortization schedule and requires a final payment of $9.5 million at maturity. Proceeds were used to pay off the $13.5 million remaining balance of existing debt secured by Seabreeze Plaza which was scheduled to mature in May 2014 and the Company incurred $497,000 of related debt extinguishment costs.
Gain on Sales of Properties
Gain on sales of properties in 2012 resulted from the July 2012 sale of West Park shopping center and the December 2012 sale of the Belvedere shopping center.
Impact of Inflation
Inflation has remained relatively low during 2013 and 2012. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.
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

Liquidity and Capital Resources
Cash and cash equivalents were $17.3 million and $12.1 million at December 31, 2013 and 2012, respectively. The changes in cash and cash equivalents during the years ended December 31, 2013 and 2012 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2013	2012
Net cash provided by operating activities	$73,527	$78,423
Net cash used in investing activities	(26,034)	(46,873)
Net cash used in financing activities	(42,329)	(31,740)
Increase (decrease) in cash and cash equivalents	$5,164	$(190)
Operating Activities
Net cash provided by operating activities decreased $4.9 million to $73.5 million for the year ended December 31, 2013 compared to $78.4 million for the year ended December 31, 2012. Net cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities decreased $20.8 million to $26.0 million for the year ended December 31, 2013 from $46.9 million for the year ended December 31, 2012. Investing activities in 2013 primarily reflect tenant improvements and capital expenditures ($14.0 million), the Company's development activities ($7.3 million) and the acquisition of retail pad and restaurant in Gaithersburg, Maryland ($5.1 million). Net cash used in investing activities decreased $154.6 million to $46.9 million for the year ended December 31, 2012 from $201.5 million for the year ended December 31, 2011. Investing activities in 2012 primarily reflect (a) the purchases of 1500 Rockville Pike and 5541 Nicholson Lane (b) tenant improvements and capital expenditures and (c) Clarendon Center and Ashland Square Phase I development costs partially offset by (d) proceeds from the sales of West Park and Belvedere and (e) proceeds from casualty settlement.
Tenant improvement and property capital expenditures totaled $14.0 million and $12.7 million for 2013 and 2012, respectively.
Financing Activities
Net cash used in financing activities was $42.3 million and $31.7 million for the years ended December 31, 2013 and 2012, respectively. Net cash used in financing activities in 2013 primarily reflects:

•	preferred stock redemption payments totaling $139.3 million;

•	the repayment of mortgage notes payable totaling $71.3 million;
the repayment of amounts borrowed under the revolving credit facility totaling $180.0 million;

•	distributions to common stockholders totaling $29.2 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $10.0 million;

•	distributions made to preferred stockholders totaling $14.6 million; and

•	payments of $3.2 million for financing costs of mortgage notes payable which was partially offset by:

•	proceeds of $101.6 million received from mortgage notes payable;

•	proceeds of $135.2 million received from the sale of Series C preferred stock;

•	proceeds of $142.0 million received from revolving credit facility draws;

•	proceeds of $4.1 million from the issuance of limited partnership units in the Operating Partnership under the dividend reinvestment program; and

•	proceeds of $22.3 million from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2012 primarily reflects:

•	the repayment of mortgage notes payable totaling $117.6 million;

•	distributions made to common stockholders and holders of convertible limited partnership units in the Operating Partnership during the year totaling $38.1 million;

•	distributions made to preferred stockholders during the year totaling $15.1 million;

•	repayments of $8.0 million on the revolving credit facility; and

•	payments of $2.2 million for financing costs of new mortgage loans;
which was partially offset by:

•	proceeds received from one new and one modified mortgage notes payable totaling $83.5 million;

•	proceeds of $38.0 million from the revolving credit facility; and

•	$27.8 million of proceeds received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options.

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

Contractual Payment Obligations
As of December 31, 2013, the Company had unfunded contractual payment obligations of approximately $101.2 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2013.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Notes Payable:
Interest	$44,181	$82,986	$75,729	$167,876	$370,772
Scheduled Principal	22,191	46,452	49,377	154,901	272,921
Balloon Payments	—	44,008	27,872	475,267	547,147
Subtotal	66,372	173,446	152,978	798,044	1,190,840
Ground Leases (1)	176	352	351	9,364	10,243
Corporate Headquarters Lease (1)	859	1,796	153	—	2,808
Development Obligations	26,073	38,220	—	—	64,293
Tenant Improvements	7,730	—	278	—	8,008
Total Contractual Obligations	$101,210	$213,814	$153,760	$807,408	$1,276,192

(1)
See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2013 included cash balances of $17.3 million and borrowing availability of approximately $164.2 million on its revolving line of credit, will be sufficient to meet its contractual obligations for the foreseeable future.
Preferred Stock Issues
In March 2013, the Company redeemed 60% of its then-outstanding 8% Series A Cumulative Redeemable Preferred Stock (the “Series A Stock”) and all of its 9% Series B Cumulative Redeemable Preferred Stock.
The Company has outstanding 1.6 million depositary shares, each representing 1/100th of a share of Series A Stock. The depositary shares may be redeemed at the Company’s option, in whole or in part from time to time, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 liquidation preference. The Series A Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
In February 2013, the Company sold, in an underwritten public offering, 5.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock (the "Series C Stock"), providing net cash proceeds of approximately $135.2 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends on or after February 12, 2018. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The first dividend was paid on April 15, 2013 and covered the period from February 12, 2013 through March 31, 2013. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 468,014 and 586,838 shares under the Plan at a weighted average discounted price of $43.52 and $38.85 per share during the years ended December 31, 2013 and 2012, respectively. The Company issued 88,309 limited partnership units under the Plan at a weighted average price of $46.93 per unit during the year ended December 31, 2013. No limited partnership units were issued under the Plan during 2012. The Company also credited 7,148 and 8,551 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $43.92 and $38.76 per share, during the years ended December 31, 2013 and 2012, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2013.
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

The following is a summary of notes payable as of December 31, 2013 and 2012:

Notes Payable	December 31,			Interest Rate*	Scheduled Maturity*
(Dollars in thousands)	2013		2012
Fixed rate mortgages:	$—	(a)	$15,750
	—	(b)	6,936
	—	(c)	13,875
	16,128	(d)	16,798	7.45%	Jun-2015
	33,246	(e)	34,373	6.01%	Feb-2018
	36,937	(f)	38,388	5.88%	Jan-2019
	11,949	(g)	12,418	5.76%	May-2019
	16,501	(h)	17,145	5.62%	Jul-2019
	16,419	(i)	17,040	5.79%	Sep-2019
	14,610	(j)	15,176	5.22%	Jan-2020
	11,159	(k)	11,421	5.60%	May-2020
	9,921	(l)	10,288	5.30%	Jun-2020
	42,462	(m)	43,424	5.83%	Jul-2020
	8,649	(n)	8,934	5.81%	Feb-2021
	6,233	(o)	6,359	6.01%	Aug-2021
	35,981	(p)	36,699	5.62%	Jun-2022
	10,930	(q)	11,129	6.08%	Sep-2022
	11,795	(r)	11,989	6.43%	Apr-2023
	15,598	(s)	16,247	6.28%	Feb-2024
	17,123	(t)	17,469	7.35%	Jun-2024
	14,849	(u)	15,140	7.60%	Jun-2024
	26,153	(v)	26,635	7.02%	Jul-2024
	31,093	(w)	31,709	7.45%	Jul-2024
	30,894	(x)	31,490	7.30%	Jan-2025
	16,087	(y)	16,419	6.18%	Jan-2026
	118,128	(z)	120,822	5.31%	Apr-2026
	36,075	(aa)	36,986	4.30%	Oct-2026
	40,974	(bb)	41,970	4.53%	Nov-2026
	19,118	(cc)	19,569	4.70%	Dec-2026
	70,856	(dd)	72,233	5.84%	May-2027
	17,718	(ee)	—	4.04%	Apr-2028
	34,391	(ff)	—	3.51%	Jun-2028
	17,895	(gg)	—	3.99%	Sep-2028
	—	(hh)	—	4.88%	Sep-2032
Total fixed rate	789,872		774,831	5.67%	10.1 Years
Variable rate loans:
	—	(ii)	38,000	LIBOR + 1.60%	May-2016
	14,802	(jj)	14,945	LIBOR + 1.65%	Feb-2016
	15,394	(kk)	—	LIBOR + 1.65%	Feb-2016
Total variable rate	30,196		52,945	LIBOR + 1.65%	2.2 Years
Total notes payable	$820,068		$827,776	5.53%	9.8 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2013. Totals computed using weighted averages.

(a)
The loan, together with a corresponding interest-rate swap, was collateralized by Metro Pike Center. On a combined basis, the loan and the swap required interest only payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15.6 million at loan maturity. The loan was repaid in full and the swap was terminated in 2013.

(b)
The loan was collateralized by Cruse MarketPlace and required equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6.8 million at loan maturity. The loan was repaid in full in 2013.

(c)
The loan was collateralized by Seabreeze Plaza and required equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13.3 million at loan maturity. The loan was repaid in full in 2013.

(d)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million at loan maturity. Principal of $670,000 was amortized during 2013.

(e)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.1 million was amortized during 2013.

(f)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.5 million was amortized during 2013.

(g)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $469,000 was amortized during 2013.

(h)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $644,000 was amortized during 2013.

(i)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $621,000 was amortized during 2013.

(j)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $566,000 was amortized during 2013.

(k)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $262,000 was amortized during 2013.

(l)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $367,000 was amortized during 2013.

(m)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $962,000 was amortized during 2013.

(n)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $285,000 was amortized during 2013.

(o)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $126,000 was amortized during 2013.

(p)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $718,000 was amortized during 2013.

(q)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $199,000 was amortized during 2013.

(r)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $194,000 was amortized during 2013.

(s)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $649,000 was amortized during 2013.

(t)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $346,000 was amortized during 2013.

(u)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $291,000 was amortized during 2013.

(v)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $482,000 was amortized during 2013.

(w)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $616,000 was amortized during 2013.

(x)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $596,000 was amortized during 2013.

(y)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $332,000 was amortized during 2013.

(z)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $2.7 million was amortized during 2013.

(aa)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $911,000 was amortized during 2013.

(bb)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $996,000 was amortized during 2013.

(cc)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $451,000 was amortized during 2013.

(dd)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.4 million was amortized during 2013.

(ee)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $282,000 was amortized in 2013.

(ff)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $203,200 based upon a 20-year amortization schedule and a final payment of $11.4 million at loan maturity. Principal of $609,000 was amortized in 2013.

(gg)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $105,000 was amortized in 2013.

(hh)
The loan is a $71.6 million construction-to-permanent facility that is collateralized by and will finance a portion of the construction costs of Park Van Ness. During the construction period, interest will be funded by the loan. After conversion to a permanent loan, monthly principal and interest payments totaling $413,500 will be required based upon a 25-year amortization schedule. A final payment of $39.6 million will be due at maturity.

(ii)
The loan is a $175.0 million unsecured revolving credit facility. Interest accrues at a rate equal to the sum of one-month LIBOR and 160 basis points. The line may be extended at the Company’s option for one year with payment of a fee of 0.20%. Monthly payments, if required, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

(jj)
The loan is collateralized by Northrock and requires monthly principal and interest payments of approximately $47,000 and a final payment of approximately $14.2 million at maturity. Principal of $143,000 was amortized during 2013.

(kk)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.8 million at loan maturity. Principal of $206,000 was amortized during 2013.

The carrying value of properties collateralizing the mortgage notes payable totaled $907.2 million and $916.1 million as of December 31, 2013 and 2012, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2013, the Company was in compliance with all such covenants:

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
2013 Financing Activity
On February 27, 2013, the Company closed on a three-year $15.6 million mortgage loan secured by Metro Pike Center. The loan matures in 2016, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and requires a final payment of $14.8 million at maturity. The loan may be extended for up to two years. Proceeds were used to pay-off the $15.9 million remaining balance of existing debt secured by Metro Pike Center, and to extinguish the related swap agreement.
On February 27, 2013, the Company closed on a three-year $15.0 million mortgage loan secured by Northrock. The loan matures in 2016, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and requires a final payment of $14.2 million at maturity. The loan may be extended for up to two years. Proceeds were used to pay-off the $15.0 million remaining balance of existing debt secured by Northrock.
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
On May 28, 2013, the Company closed on a 15-year, non-recourse $35.0 million mortgage loan secured by Beacon Center. The loan matures in 2028, bears interest at a fixed rate of 3.51%, requires monthly principal and interest payments totaling $203,200 based on a 20-year amortization schedule and requires a final payment of $11.4 million at maturity.
On September 4, 2013, the Company closed on a 15-year, non-recourse $18.0 million mortgage loan secured by Seabreeze Plaza. The loan matures in 2028, bears interest at a fixed rate of 3.99%, requires monthly principal and interest payments totaling $94,900 based on a 25-year amortization schedule and requires a final payment of $9.5 million at maturity. Proceeds were used to pay off the $13.5 million remaining balance of existing debt secured by Seabreeze Plaza which was scheduled to mature in May 2014 and the Company incurred $497,000 of related debt extinguishment costs.
On October 25, 2013 the Company closed on a $71.6 million construction-to-permanent loan which will partially finance the construction of Park Van Ness. The loan bears interest at 4.88% and during the construction period it will be fully recourse to Saul Centers and accrued interest will be funded by the loan. Following the completion of construction and lease-up, and upon achieving certain debt service coverage requirements, the loan will convert to a non-recourse, permanent mortgage at the same interest rate, with principal amortization computed based on a 25-year schedule.

2012 Financing Activity
On April 11, 2012, the Company closed on a 15-year non-recourse mortgage loan in the amount of $73.0 million secured by Seven Corners shopping center. The loan matures in May 2027, bears interest at a fixed rate of 5.84%, requires equal monthly principal and interest payments totaling $463,226 based upon a 25-year amortization schedule and a final payment of $42.5 million at maturity. Proceeds from the loan were used to pay-off the $63.0 million remaining balance of existing debt secured by Seven Corners and six other Shopping Center properties, which was scheduled to mature in October 2012, and to provide cash of approximately $10 million.
On April 26, 2012, the Company substituted the White Oak shopping center for Van Ness Square as collateral for one of its existing mortgage loans which will allow the Company to analyze the feasibility of repositioning Van Ness Square. The terms of the original loan, including its 8.11% interest rate, are unchanged and, in conjunction with the collateral substitution, the Company borrowed an additional $10.5 million, also secured by White Oak. The new borrowing requires equal monthly payments based upon a fixed 4.90% interest rate and 25-year amortization schedule, and will mature in July 2024, coterminously with the original loan. The consolidated loan requires equal monthly payments based upon a blended fixed interest rate of 7.0% and will require a final payment of $18.5 million at maturity.
On May 21, 2012, the Company replaced its existing unsecured revolving credit facility with a new $175.0 million facility that expires on May 20, 2016. The facility, which provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, may be extended for one year, at the Company’s option, subject to the satisfaction of certain conditions. Loans under the facility bear interest at a rate equal to the sum of one-month LIBOR and a margin, based on the Company’s leverage ratio, ranging from 160 basis points to 250 basis points. Based on the leverage ratio of December 31, 2012, the margin was 190 basis points.
2011 Financing Activity
On March 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $125.0 million, secured by Clarendon Center. The loan matures April 5, 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,000, based upon a 25-year amortization schedule, and requires a final principal payment of approximately $70.8 million at maturity. Proceeds from the loan were used to repay $104.2 million outstanding on the Clarendon Center construction loan.
On September 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $38.0 million, secured by Severna Park MarketPlace. The loan matures October 1, 2026, bears interest at a fixed rate of 4.30%, requires equal monthly principal and interest payments of $207,000, based upon a 25-year amortization schedule, and requires a final principal payment of approximately $20.4 million at maturity. Proceeds from the loan were used to purchase Severna Park MarketPlace.
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
On November 6, 2011, the Company closed on a new 15-year non-recourse mortgage loan in the amount of $20.0 million, secured by Cranberry Square. The loan matures December 1, 2026, bears interest at a fixed rate of 4.70%, requires equal monthly principal and interest payments of $113,000, based upon a 25-year principal amortization, and requires a final principal payment of approximately $11.0 million at maturity. Proceeds from the loan were used to repay the $20.0 million bridge financing used to acquire Cranberry Square.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations
In 2013, the Company reported Funds From Operations (FFO)1 available to common shareholders (common stockholders and limited partner unitholders) of $64.7 million, a 7.6% increase from 2012 FFO available to common shareholders of $60.1 million. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Net income	$34,842	$39,780	$30,294	$43,185	$43,230
Subtract:
Gains on property sales	—	(4,510)	—	(3,591)	—
Gain on casualty settlement	(77)	(219)	(245)	(2,475)	(329)
Add:
Real estate depreciation - discontinued operations	—	77	102	198	203
Real estate depreciation and amortization	49,130	40,112	35,298	28,379	28,061
FFO	83,895	75,240	65,449	65,696	71,165
Subtract:
Preferred dividends	(13,983)	(15,140)	(15,140)	(15,140)	(15,140)
Preferred stock redemption	(5,228)	—	—	—	—
FFO available to common shareholders	$64,684	$60,100	$50,309	$50,556	$56,025
Average shares and units used to compute FFO per share	27,330	26,614	24,740	23,793	23,359
FFO per share	$2.37	$2.26	$2.03	$2.12	$2.40
—————————
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
Acquisitions, Redevelopments and Renovations
Management anticipates that during the coming year the Company will continue activities related to the redevelopment of Van Ness Square and the adjacent 4469 Connecticut Avenue and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop additional Current Portfolio Properties and may develop expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The following describes the acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2013, 2012, and 2011.
Ashland Square Phase I
On December 15, 2004, the Company purchased for $6.3 million, a 19.3 acre parcel of land in Manassas, Prince William County, Virginia. The Company has an approved site plan to develop a grocery-anchored neighborhood shopping center totaling approximately 160,000 square feet. Capital One Bank operates a branch on the site and the Company previously executed a lease with CVS. During 2012, the Company completed the site work for two pads, constructed a 6,500 square foot building that is leased to a restaurant and CVS constructed a 13,000 square foot pharmacy building. Both facilities are open for business, and the cost to the Company was approximately $3.0 million. The balance of the center is being marketed to grocers and other retail businesses, with a development timetable yet to be finalized.
Kentlands Square II
In September 2011, the Company purchased for $74.5 million Kentlands Square II, and incurred acquisition costs of $1.1 million. Kentlands Square II is a 241,000 square foot neighborhood shopping center located in Gaithersburg, Maryland, in Montgomery County, the state’s most populous and affluent county. The center is anchored by a 61,000 square foot Giant Food supermarket and a 104,000 square foot Kmart. The property is adjacent to the Company’s Kentlands Square I, which is anchored by Lowe’s Home Improvement, and Kentlands Place.
Severna Park MarketPlace
In September 2011, the Company purchased for $61.0 million Severna Park MarketPlace, and incurred acquisition costs of $0.8 million. Severna Park MarketPlace is a 254,000 square foot neighborhood shopping center located in Severna Park, Maryland, in Anne Arundel County. The center is anchored by a 63,000 square foot Giant Food supermarket and a 92,000 square foot Kohl’s.
Cranberry Square
In September 2011, the Company purchased for $33.0 million Cranberry Square, and incurred acquisition costs of $0.5 million. Cranberry Square is a 141,000 square foot neighborhood shopping center located in Westminster, Maryland, in Carroll County which is anchored by a 56,000 square foot Giant Food supermarket and a 24,000 square foot Staples.
1500 Rockville Pike
In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro station. The property is zoned for up to 745,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
5541 Nicholson Lane
In December 2012, the Company purchased for $12.2 million, including acquisition costs, approximately 20,100 square feet of retail space, located on the east side of Rockville Pike near the White Flint Metro station and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of mixed-use space. When combining these two properties with our Metro Pike Center on the west side of Rockville Pike, the Company's holdings at White Flint total 7.6 acres which are zoned for a development potential of up to 1.5 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Park Van Ness (formerly Van Ness Square)
The Company has entered into an arrangement with a general contractor and intends to develop a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. During the fourth quarter of 2013, demolition of the existing structure commenced. In connection with such demolition, approximately $580,000 of predevelopment expenses were recognized in 2013 and approximately $510,000 of additional predevelopment expenses will be recognized as demolition progresses and is completed in the first quarter of 2014. Construction is projected to be completed by late 2015. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a recently-closed construction-to-permanent loan.

Property Sales
West Park
In July 2012, the Company sold for $2.0 million the 77,000 square foot West Park shopping center in Oklahoma City, Oklahoma and recorded a $1.1 million gain. As of June 30, 2012, the carrying amounts of the associated assets and liabilities were $1.0 million and $207,000, respectively. There was no debt associated with the property.
Belvedere
In December 2012, the Company sold for $4.0 million, the 54,900 square foot Belvedere shopping center in Baltimore, Maryland and recorded a $3.4 million gain. As of September 30, 2012, the carrying amounts of the associated assets and liabilities were $488,000 and $22,000, respectively. There was no debt associated with the property.
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2013	50	6	7,880,269	1,452,742	94.5%	90.5%
2012	50	7	7,877,200	1,612,200	93.4%	82.8%
2011	51	7	7,930,000	1,610,400	90.8%	85.8%
There were no changes from the prior year in the properties that comprise the 2013 Shopping Centers percentage leased. The 2013 Mixed-Use percentage leased excludes Park Van Ness, which was taken out of service in March 2013 and is currently being redeveloped. The Clarendon Center residential component was 99.2% leased at December 31, 2013. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, Shopping Center leasing percentages increased to 94.5% from 93.4% and Mixed-Use leasing percentages increased to 90.5% from 87.7%. The overall portfolio lease percentage, on a comparative same property basis, ended the year at 93.9%, an increase from 92.6% at year end 2012. The 2013 Shopping Centers percentage leased was impacted by a net increase of 88,600 square feet, 70,800 square feet of which resulted from improved leasing of small shop space (spaces totaling 10,000 square feet or less) throughout the portfolio. The 2013 Mixed-Use percentage leased was impacted by a net increase of 34,500 square feet, the majority of which resulted from improved leasing at Avenel Business Park.
The 2012 Shopping Centers percentage leased include 1500 Rockville Pike and 5541 Nicholson Lane, which were acquired in December 2012, and exclude West Park and Belvedere, which were sold during 2012. The 2012 Mixed-Use percentage leased includes Clarendon Center commercial area, which was 97.9% leased at December 31, 2012. The Clarendon Center residential component was 100% leased at December 31, 2012. On a same property basis, Shopping Centers percentage leased increased to 93.5% from 91.6% and Mixed-Use percentage leased decreased to 82.5% from 85.8%. The overall portfolio percentage leased, on a comparative same center basis, ended the year at 91.9%, an increase from 90.7% at year end 2011. The 2012 Shopping Center percentage leased was impacted by a net increase of approximately 151,000 square feet of leased space, the majority of which resulted from the leasing of space vacated by major tenants during 2011. The 2012 Mixed-Use percentage leased was adversely impacted by a net decrease of approximately 44,000 square feet of leased space, the majority of which resulted from the early termination of leases at Van Ness Square in preparation for redevelopment.
The 2011 Shopping Centers leased percentage include three centers acquired September 23, 2011, Kentlands Square II (100% leased), Severna Park MarketPlace (100% leased) and Cranberry Square (91% leased). The 2011 Mixed-Use leased percentage includes the Clarendon Center commercial area, which was 92.4% leased at December 31, 2011. The Clarendon Center residential component was 100% leased at December 31, 2011. On a same property basis, the Shopping Centers percentage leased decreased to 90.2% from 92.0% and the Mixed-Use percentage leased decreased to 84.9% from 85.5%. The overall portfolio percentage leased, on a comparative same center basis, ended 2011 at 89.4%, a decrease from 91.1% at year end 2010. The 2011 Mixed-Use percentage leased was adversely impacted by a net decrease of approximately 140,000 square feet of leased space, of which approximately 98,000 square feet was caused by the Syms, SuperFresh and Borders Books bankruptcies and the balance resulting from the early lease termination of a local grocer.
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

			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2013	1,471,000	276	$19.56	$19.75
2012	1,579,000	256	16.39	16.30
2011	1,178,000	245	15.21	16.41
During 2013, the Company entered into 228 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.37 from $3.24. During 2012, the Company entered into 216 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.31 from $3.11.
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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The aggregate fair value of the swap at December 31, 2013 was approximately $2.7 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2013, the Company had variable rate indebtedness totaling $30.2 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2013 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $301,960, based on those balances. As of December 31, 2013, the Company had fixed-rate indebtedness totaling $789.9 million with a weighted average interest rate of 5.67%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2013 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $48.1 million.
Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP.
F-3	(b) Consolidated Balance Sheets - December 31, 2013 and 2012.
F-4	(c) Consolidated Statements of Operations - Years ended December 31, 2013, 2012, and 2011.
F-5	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012, and 2011.
F-6	(e) Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2013, 2012, and 2011.
F-7	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012, and 2011.
F-8	(g) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2013 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
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
Scope of the Assessments.
The assessment by the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning the effectiveness of disclosure controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.
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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 9, 2014 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2013 and 2012 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(b)	Consolidated Balance Sheets - December 31, 2013 and 2012

	(c)	Consolidated Statements of Operations - Years ended December 31, 2013, 2012, and 2011.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012, and 2011.

	(e)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2013, 2012, and 2011.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012, and 2011.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

(b)	Schedule of the Company:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits

3.	(a)
First Amended and Restated Articles of Incorporation of Saul Centers, Inc. filed with the Maryland Department of Assessments and Taxation on August 23, 1994 and filed as Exhibit 3.(a) of the 1993 Annual Report of the Company on Form 10-K are hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 28, 2004 and filed as Exhibit 3.(a) of the June 30, 2004 Quarterly Report of the Company is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland Department of Assessments and Taxation on May 26, 2006 and filed as Exhibit 3.(a) of the Company’s Current Report on Form 8-K filed May 30, 2006 is hereby incorporated by reference. Articles of Amendment to the First Amended and Restated Articles of Incorporation of Saul Centers, Inc., filed with the Maryland State Department of Assessments and Taxation on May 14, 2013 and filed as Exhibit 3.(a) of the Company's Current Report on Form 8-K filed May 14, 2013, is hereby incorporated by reference.

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

(l)
The Saul Centers, Inc. 2004 Stock Plan, as amended on April 25, 2008 and May 10, 2013 and filed as Exhibit 10.(a) of the Company's Current Report on Form 8-K filed on May 14, 2013, is hereby incorporated by reference.

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

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	March 10, 2014	/s/ B. Francis Saul II
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

Date:	March 10, 2014	/s/ Thomas H. McCormick
Thomas H. McCormick, President and Director

Date:	March 10, 2014	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	March 10, 2014	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date:	March 10, 2014	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date:	March 10, 2014	/s/ John E. Chapoton
John E. Chapoton, Director

Date:	March 10, 2014	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	March 10, 2014	/s/ Gilbert M. Grosvenor
Gilbert M. Grosvenor, Director

Date:	March 10, 2014	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date:
Charles R. Longsworth, Director

Date:	March 10, 2014	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date:	March 10, 2014	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	March 10, 2014	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date:
James W. Symington, Director

Date:	March 10, 2014	/s/ John R. Whitmore
John R. Whitmore, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Saul Centers, Inc.
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 10, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saul Centers, Inc.
We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Saul Centers, Inc. and our report dated March 10, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 10, 2014

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2013	2012
Assets
Real estate investments
Land	$354,967	$353,890
Buildings and equipment	1,094,605	1,109,911
Construction in progress	9,867	2,267
	1,459,439	1,466,068
Accumulated depreciation	(364,663)	(353,305)
	1,094,776	1,112,763
Cash and cash equivalents	17,297	12,133
Accounts receivable and accrued income, net	43,884	41,406
Deferred leasing costs, net	26,052	26,102
Prepaid expenses, net	4,047	3,895
Deferred debt costs, net	9,675	7,713
Other assets	2,944	3,297
Total assets	$1,198,675	$1,207,309
Liabilities
Mortgage notes payable	$820,068	$789,776
Revolving credit facility payable	—	38,000
Dividends and distributions payable	13,135	13,490
Accounts payable, accrued expenses and other liabilities	20,141	27,434
Deferred income	30,205	31,320
Total liabilities	883,549	900,020
Stockholders' equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 16,000 and 40,000 shares issued and outstanding, respectively	40,000	100,000
Series B Cumulative Redeemable, 31,731 shares issued and outstanding in 2012	—	79,328
Series C Cumulative Redeemable, 56,000 shares issued and outstanding in 2013	140,000	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 20,576,616 and 20,045,542 shares issued and outstanding, respectively	206	201
Additional paid-in capital	270,428	246,557
Accumulated deficit	(172,564)	(154,830)
Accumulated other comprehensive loss	(1,392)	(3,553)
Total Saul Centers, Inc. stockholders' equity	276,678	267,703
Noncontrolling interest	38,448	39,586
Total stockholders' equity	315,126	307,289
Total liabilities and stockholders' equity	$1,198,675	$1,207,309
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011
Revenue
Base rent	$159,898	$152,777	$138,486
Expense recoveries	30,949	30,391	28,368
Percentage rent	1,575	1,545	1,503
Other	5,475	5,379	5,521
Total revenue	197,897	190,092	173,878
Operating expenses
Property operating expenses	24,559	23,794	24,715
Provision for credit losses	968	1,151	1,880
Real estate taxes	22,415	22,325	18,435
Interest expense and amortization of deferred debt costs	46,589	49,544	45,324
Depreciation and amortization of deferred leasing costs	49,130	40,112	35,298
General and administrative	14,951	14,274	14,256
Acquisition related costs	106	1,129	2,534
Predevelopment expenses	3,910	2,667	—
Total operating expenses	162,628	154,996	142,442
Operating income	35,269	35,096	31,436
Change in fair value of derivatives	(7)	36	(1,332)
Loss on early extinguishment of debt	(497)	—	—
Gain on casualty settlement	77	219	245
Income from continuing operations	34,842	35,351	30,349
Discontinued Operations
Loss from operations of properties sold	—	(81)	(55)
Gain on sales of properties	—	4,510	—
Income (loss) from discontinued operations	—	4,429	(55)
Net Income	34,842	39,780	30,294
Noncontrolling interest
Income from continuing operations attributable to noncontrolling interests	(3,970)	(5,693)	(3,561)
Income from discontinued operations attributable to noncontrolling interests	—	(713)	—
Income attributable to noncontrolling interests	(3,970)	(6,406)	(3,561)
Net income attributable to Saul Centers, Inc.	30,872	33,374	26,733
Preferred stock redemption	(5,228)	—	—
Preferred dividends	(13,983)	(15,140)	(15,140)
Net income available to common stockholders	$11,661	$18,234	$11,593
Per share net income available to common stockholders
Basic and diluted:
Continuing operations	$0.57	$0.70	$0.61
Discontinued operations	—	0.23	—
	$0.57	$0.93	$0.61
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net income	$34,842	$39,780	$30,294
Other comprehensive income
Unrealized gain (loss) on cash flow hedge	2,897	(932)	(3,195)
Total comprehensive income	37,739	38,848	27,099
Comprehensive income attributable to noncontrolling interests	(4,706)	(6,164)	(2,811)
Total comprehensive income attributable to Saul Centers, Inc.	33,033	32,684	24,288
Preferred stock redemption	(5,228)	—	—
Preferred dividends	(13,983)	(15,140)	(15,140)
Total comprehensive income available to common stockholders	$13,822	$17,544	$9,148
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2010	$179,328	$186	$189,787	$(128,926)	$(419)	$239,956	$(143)	$239,813
Issuance of 734,786 shares of common stock:
186,968 restricted shares	—	2	6,159	—	—	6,161	—	6,161
498,248 shares pursuant to dividend reinvestment plan	—	3	19,751	—	—	19,754	—	19,754
49,570 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	2,132	—	—	2,134	—	2,134
Issuance of 1,497,814 partnership units	—	—	—	—	—	—	49,589	49,589
Net income	—	—	—	26,733	—	26,733	3,561	30,294
Change in unrealized loss on cash flow hedge	—	—	—	—	(2,444)	(2,444)	(751)	(3,195)
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(20,381)	—	(20,381)	(6,389)	(26,770)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(6,945)	—	(6,945)	(2,489)	(9,434)
Balance, December 31, 2011	179,328	193	217,829	(144,659)	(2,863)	249,828	43,378	293,206
Issuance of 753,607 shares of common stock:
595,388 shares pursuant to dividend reinvestment plan	—	6	23,124	—	—	23,130	—	23,130
158,219 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	5,604	—	—	5,606	—	5,606
Net income	—	—	—	33,374	—	33,374	6,406	39,780
Change in unrealized loss on cash flow hedge	—	—	—	—	(690)	(690)	(242)	(932)
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(21,189)	—	(21,189)	(7,467)	(28,656)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(7,216)	—	(7,216)	(2,489)	(9,705)
Balance, December 31, 2012	179,328	201	246,557	(154,830)	(3,553)	267,703	39,586	307,289
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
Issuance of 56,000 shares of Series C preferred stock	140,000	—	(4,807)	—	—	135,193	—	135,193
Partial redemption of 24,000 shares of Series A preferred stock	(60,000)	—	2,212	(2,216)	—	(60,004)	—	(60,004)
Full redemption of 31,731 shares of Series B preferred stock	(79,328)	—	3,007	(3,012)	—	(79,333)	—	(79,333)
Issuance of 531,164 shares of common stock:
475,162 shares pursuant to dividend reinvestment plan	—	5	20,667	—	—	20,672	—	20,672
56,002 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	2,792	—	—	2,792	—	2,792
Issuance of 88,309 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	4,144	4,144
Net income	—	—	—	30,872	—	30,872	3,970	34,842
Change in unrealized loss on cash flow hedge	—	—	—	—	2,161	2,161	736	2,897
Preferred stock distributions:
Series A	—	—	—	(3,213)	—	(3,213)	—	(3,213)
Series B	—	—	—	(1,468)	—	(1,468)	—	(1,468)
Series C	—	—	—	(6,095)	—	(6,095)	—	(6,095)
Common stock distributions	—	—	—	(21,988)	—	(21,988)	(7,467)	(29,455)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(800)	—	(800)	—	(800)
Series C, $42.97 per share	—	—	—	(2,406)	—	(2,406)	—	(2,406)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(7,408)	—	(7,408)	(2,521)	(9,929)
Balance, December 31, 2013	$180,000	$206	$270,428	$(172,564)	$(1,392)	$276,678	$38,448	$315,126
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$34,842	$39,780	$30,294
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	7	(36)	1,332
Gain on sale of property, discontinued operations	—	(4,510)	—
Gain on casualty settlement, continuing operations	(77)	(219)	(245)
Depreciation and amortization of deferred leasing costs	49,130	40,189	35,400
Amortization of deferred debt costs	1,257	1,576	1,547
Non cash compensation costs of stock grants and options	1,145	952	948
Provision for credit losses	968	1,151	1,883
(Increase) decrease in accounts receivable and accrued income	(3,669)	(3,240)	(5,291)
Additions to deferred leasing costs	(5,876)	(5,362)	(6,257)
(Increase) decrease in prepaid expenses	(152)	(54)	(844)
(Increase) decrease in other assets	353	9,573	(3,668)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,286)	(930)	1,478
Decrease in deferred income	(1,115)	(447)	(908)
Net cash provided by operating activities	73,527	78,423	55,669
Cash flows from investing activities:
Acquisitions of real estate investments	(5,124)	(34,050)	(170,100)
Additions to real estate investments	(13,999)	(12,680)	(11,624)
Additions to development and redevelopment projects	(7,316)	(7,913)	(20,780)
Proceeds from sale of properties	—	5,818	—
Proceeds from casualty settlement	405	1,952	1,004
Net cash used in investing activities	(26,034)	(46,873)	(201,500)
Cash flows from financing activities:
Proceeds from mortgage notes payable	101,600	83,500	286,000
Repayments on mortgage notes payable	(71,308)	(117,595)	(82,685)
Proceeds from construction loans payable	—	—	13,410
Repayments on construction loans payable	—	—	(104,243)
Proceeds from revolving credit facility	142,000	38,000	16,000
Repayments on revolving credit facility	(180,000)	(8,000)	(8,000)
Additions to deferred debt costs	(3,219)	(2,199)	(1,445)
Proceeds from the issuance of:
Common stock	22,292	27,784	27,101
Partnership units	4,144	—	49,589
Series C preferred stock	135,221	—	—
Preferred stock redemption payments:
Series A preferred	(60,000)	—	—
Series B preferred	(79,328)	—	—
Preferred stock redemption costs	(9)	—	—
Distributions to:
Series A preferred stockholders	(5,213)	(8,000)	(8,000)
Series B preferred stockholders	(3,253)	(7,140)	(7,140)
Series C preferred stockholders	(6,095)	—	—
Common stockholders	(29,205)	(28,135)	(27,062)
Noncontrolling interest	(9,956)	(9,955)	(8,339)
Net cash provided by (used in) financing activities	(42,329)	(31,740)	145,186
Net increase (decrease) in cash and cash equivalents	5,164	(190)	(645)
Cash and cash equivalents, beginning of year	12,133	12,323	12,968
Cash and cash equivalents, end of year	$17,297	$12,133	$12,323
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,743	$48,302	$42,948
The Notes to Financial Statements are an integral part of these statements.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

1.	ORGANIZATION, FORMATION, AND BASIS OF PRESENTATION
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
The following table lists the properties acquired, developed and/or disposed of by the Company since January 1, 2011.

Name of Property	Location	Type	Year of Acquisition/ Development/ Disposal
Acquisitions
4469 Connecticut Avenue	Washington, DC	Shopping Center	February 2011
Kentlands Square II	Gaithersburg, Maryland	Shopping Center	September 2011
Severna Park MarketPlace	Severna Park, Maryland	Shopping Center	September 2011
Cranberry Square	Westminster, Maryland	Shopping Center	September 2011
1500 Rockville Pike	Rockville, Maryland	Shopping Center	December 2012
5541 Nicholson Lane	Rockville, Maryland	Shopping Center	December 2012

Developments
Clarendon Center North	Arlington, Virginia	Mixed-Use	2010/2011
Clarendon Center South	Arlington, Virginia	Mixed-Use	2010/2011

Dispositions
West Park	Oklahoma City, Oklahoma	Shopping Center	July 2012
Belvedere	Baltimore, Maryland	Shopping Center	December 2012
As of December 31, 2013, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Nature of Operations
The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2013, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.8%), a tenant at ten Shopping Centers, and Safeway (2.6%), a tenant at eight Shopping Centers, individually accounted for more than 2.5% of the Company’s total revenue for the year ended December 31, 2013.
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
Real Estate Investment Properties
The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and then subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. From time to time the Company may purchase a property for future development purposes. The property may be improved with an existing structure that would be demolished as part of the development. In such cases, the fair value of the building may be determined based only on existing leases and not include estimated cash flows related to future leases. In certain circumstances, such as if the building is vacant and the Company intends to demolish the building in the near term, the entire purchase price will be allocated to land.
The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and accreted as additional lease revenue over the remaining contractual lease period. If the fair value of the below market lease intangible includes fair value associated with a renewal option, such amounts are not accreted until the renewal option is exercised. If the renewal option is not exercised the value is recognized at that time. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair values of the intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. Acquisition-related transaction costs are either (a) expensed as incurred when related to business combinations or (b) capitalized to land and/or building when related to asset acquisitions.
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2013, 2012, or 2011.
Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $170,000, $42,300, and $1.9 million during 2013, 2012, and 2011, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2013, 2012, and 2011, was $43.2 million, $34.6 million, and $30.6 million, respectively. Repairs and maintenance expense totaled $10.3 million, $9.9 million, and $10.9 million for 2013, 2012, and 2011, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties and are amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $26.1 million and $26.1 million, net of accumulated amortization of approximately $16.6 million and $16.2 million, as of December 31, 2013 and 2012, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $5.9 million, $5.5 million, and $4.7 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Construction in Progress
Construction in progress includes preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress totaled $9.9 million, of which $7.9 million relates to Park Van Ness, and $2.3 million, respectively, as of December 31, 2013 and 2012.
Accounts Receivable and Accrued Income
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

consolidated financial statements are shown net of an allowance for doubtful accounts of $0.6 million and $1.2 million, at December 31, 2013 and 2012, respectively.

(In thousands)	Year ended December 31,
	2013	2012	2011
Beginning Balance	$1,208	$671	$898
Provision for Credit Losses	968	1,160	1,883
Charge-offs	(1,604)	(623)	(2,110)
Ending Balance	$572	$1,208	$671
In addition to rents due currently, accounts receivable also includes $37.2 million and $34.4 million, at December 31, 2013 and 2012, respectively, net of allowance for doubtful accounts totaling $0.5 million and $92,000, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2013 are held in non-interest bearing accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.7 million and $7.7 million, net of accumulated amortization of $4.5 million and $3.8 million at December 31, 2013 and 2012, respectively.
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
Derivative Financial Instruments
The Company may, when appropriate, employ derivative instruments, such as interest-rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. Derivative financial instruments are carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that qualify, the Company may designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. Derivative instruments that are designated as a hedge are evaluated to ensure they continue to qualify for hedge accounting. The effective portion of any gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and recognized in earnings within the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of a derivative instrument is immediately recognized in earnings. For derivative instruments that do not meet the criteria for hedge accounting, or that qualify and are not designated, changes in fair value are immediately recognized in earnings.
Discontinued Operations
During 2012, the Company sold its West Park and Belvedere properties for $2.0 million and $4.0 million and recognized gains of $1.1 million and $3.4 million, respectively. The results of operations of West Park and Belvedere for the years ended December 31, 2012 and 2011 are included in the statements of operations as “Loss from operations of properties sold.” The Company has no other discontinued operations.

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
As of December 31, 2013, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2013, 2012, and 2011. The tax basis of the Company’s real estate investments was approximately $1.1 billion as of each of December 31, 2013 and 2012. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2007.
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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the "Stock Plan"). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2013, the directors’ deferred fee accounts comprise 226,996 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2013, 2012, and 2011. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $124,400, $110,000, and $109,000, for the years ended December 31, 2013, 2012, and 2011, respectively.
Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.6% common interest as of December 31, 2013. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
Per Share Data
Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2013, 2012, and 2011, options totaling 112,500, 117,500, and 427,500, respectively, are not dilutive because the average share price of the Company’s common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	December 31,
(Shares in thousands)	2013	2012	2011
Weighted average common shares outstanding - Basic	20,364	19,649	18,889
Effect of dilutive options	37	51	60
Weighted average common shares outstanding - Diluted	20,401	19,700	18,949
Average share price	$45.44	$40.94	$39.39
Legal Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. Upon determination that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements.

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for the three-months and year ended December 31, 2013. Acquisition related costs for 2012 and 2011 are now presented as a component of operating expenses in the accompanying Consolidated Statements of Operations.

3.	REAL ESTATE ACQUIRED
4469 Connecticut Avenue
In February 2011, the Company purchased for $1.6 million 4469 Connecticut Avenue, a vacant one space retail property, located adjacent to Van Ness Square in northwest Washington, DC and incurred acquisition costs of $74,000.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

5541 Nicholson Lane
In December 2012, the Company purchased for $11.7 million 5541 Nicholson Lane, a retail property located in Rockville, Maryland, and incurred acquisition costs of $0.5 million.
Kentlands pad
In August 2013, the Company purchased for $4.3 million, a retail pad with a 7,100 square feet restaurant located in Gaithersburg, Maryland, which is contiguous with and an expansion of the Company's other Kentlands assets, and incurred acquisition costs of $99,000.
Hunt Club pad
In December 2013, the Company purchased for $0.8 million, including acquisition costs, a retail pad with a 5,500 square foot vacant building located in Apopka, Florida, which is contiguous with and an expansion of the Company's other Hunt Club asset.
Allocation of Purchase Price of Real Estate Acquired
The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their fair values. See Note 2. Summary of Significant Accounting Policies-Real Estate Investment Properties.
During 2013, the Company purchased one property at a cost of $4.3 million and incurred acquisition costs of $106,000. Of the total purchase price, $2.0 million was allocated to buildings and $2.3 million was allocated to land. No amounts were allocated to in-place, above-market, or below-market leases.
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
The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2013 and 2012 was $21.9 million and $21.9 million, respectively, and accumulated amortization was $16.7 million and $14.7 million, respectively. Amortization expense totaled $2.0 million, $2.0 million and $1.3 million, for the years ended December 31, 2013, 2012, and 2011, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2013 and 2012 was $24.8 million and $24.8 million, respectively, and accumulated amortization was $10.0 million and $8.3 million, respectively. Accretion income totaled $1.7 million, $1.6 million, and $1.2 million, for the years ended December 31, 2013, 2012, and 2011, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2013 and 2012 was $1.0 million and $1.0 million, respectively, and accumulated amortization was $974,100 and $929,100, respectively. Amortization expense totaled $45,000, $60,000 and $62,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2013, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2014	$1,066	$21	$1,458
2015	721	2	1,203
2016	566	3	1,095
2017	517	1	1,072
2018	480	1	1,044
Thereafter	1,926	—	8,893
Total	$5,276	$28	$14,765

4.	NONCONTROLLING INTEREST - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
The Saul Organization holds a 25.4% limited partnership interest in the Operating Partnership represented by 7,002,538 limited partnership units, as of December 31, 2013. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2013, 720,000 units were eligible for conversion.
The impact of the Saul Organization’s 25.4% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2013, 2012, and 2011, were 27,330,100, 26,613,900, and 24,739,700, respectively.

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2013, outstanding debt totaled $820.1 million, of which $789.9 million was fixed rate debt and $30.2 million was variable rate debt. The Company’s outstanding debt totaled $827.8 million at December 31, 2012, of which $774.8 million was fixed rate debt and $53.0 million was variable rate debt. At December 31, 2013, the Company had a $175.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects. The revolving credit facility matures on May 20, 2016, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2013, based on the value of the Company's unencumbered properties, approximately $164.2 million was available under the line, no borrowings were outstanding and approximately $628,229 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio and which can range from 160 basis points to 250 basis points. As of December 31, 2013, the margin was 160 basis points.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers is also the guarantor of 50% of the Northrock bank term loan (approximately $7.4 million of the $14.8 million outstanding at December 31, 2013) and the Metro Pike Center bank loan (approximately $7.7 million of the $15.4 million outstanding at December 31, 2013). The fixed-rate notes payable are all non-recourse.
On March 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $125.0 million, secured by Clarendon Center. The loan matures in 2026, bears interest at a fixed rate of 5.31%, requires equal monthly principal and interest payments of $753,000, based upon a 25-year principal amortization, and requires a final principal payment of approximately $70.5 million at maturity. Proceeds from the loan were used to repay $104.2 million outstanding on the Clarendon Center construction loan.
On September 23, 2011, the Company closed on a 15-year non-recourse mortgage loan in the amount of $38.0 million, secured by Severna Park MarketPlace. The loan matures in 2026, bears interest at a fixed rate of 4.30%, requires equal monthly

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

principal and interest payments of $207,000, based upon a 25-year principal amortization, and requires a final principal payment of approximately $20.3 million at maturity. Proceeds from the loan were used to purchase Severna Park MarketPlace.
Also on September 23, 2011, the Company closed on two six-month bridge financing loans in the total amount of $60.0 million, secured by Kentlands Square II and Cranberry Square. Proceeds from the loans were used to purchase Kentlands Square II and Cranberry Square.
On October 5, 2011, the Company closed on a new 15-year non-recourse mortgage loan in the amount of $43.0 million, secured by Kentlands Square II. The loan matures in 2026, bears interest at a fixed rate of 4.53%, requires equal monthly principal and interest payments of $240,000, based upon a 25-year principal amortization, and requires a final principal payment of approximately $23.1 million at maturity. Proceeds from the loan were used to repay the $40.0 million bridge financing used to acquire Kentlands Square II.
On November 6, 2011, the Company closed on a new 15-year non-recourse mortgage loan in the amount of $20.0 million, secured by Cranberry Square. The loan matures in 2026, bears interest at a fixed rate of 4.70%, requires equal monthly principal and interest payments of $113,000, based upon a 25-year principal amortization, and requires a final principal payment of approximately $10.9 million at maturity. Proceeds from the loan were used to repay the $20.0 million bridge financing used to acquire Cranberry Square.
On April 11, 2012, the Company closed on a 15-year non-recourse mortgage loan in the amount of $73.0 million secured by Seven Corners shopping center. The loan matures in 2027, bears interest at a fixed rate of 5.84%, requires equal monthly principal and interest payments totaling $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at maturity. Proceeds from the loan were used to pay-off the $63 million remaining balance of existing debt secured by Seven Corners and six other shopping center properties, and to provide cash of approximately $10 million.
On April 26, 2012, the Company substituted the White Oak shopping center for Van Ness Square as collateral for one of its existing mortgage loans. The terms of the original loan, including its 8.11% interest rate, are unchanged and, in conjunction with the collateral substitution, the Company borrowed an additional $10.5 million, also secured by White Oak. The new borrowing requires equal monthly payments based upon a fixed 4.90% interest rate and 25-year amortization schedule, and will mature in 2024, coterminously with the original loan. The consolidated loan requires equal monthly payments based upon a blended fixed interest rate of 7.0% and will require a final payment of $18.5 million at maturity.
On May 21, 2012, the Company replaced its existing unsecured revolving credit facility with a new $175.0 million facility that expires on May 20, 2016. The facility, which provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, may be extended for one year, at the Company’s option, subject to the satisfaction of certain conditions. Loans under the facility bear interest at a rate equal to the sum of one-month LIBOR and a margin, based on the Company’s leverage ratio, ranging from 160 basis points to 250 basis points. Based on the leverage ratio of December 31, 2013, the margin was 160 basis points.
On February 27, 2013, the Company closed on a three-year $15.6 million mortgage loan secured by Metro Pike Center. The loan matures in 2016, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and requires a final payment of $14.8 million at maturity. The loan may be extended for up to two years. Proceeds were used to pay-off the $15.9 million remaining balance of existing debt secured by Metro Pike Center, and to extinguish the related swap agreement.
On February 27, 2013, the Company closed on a three-year $15.0 million mortgage loan secured by Northrock. The loan matures in 2016, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and requires a final payment of $14.2 million at maturity. The loan may be extended for up to two years. Proceeds were used to pay-off the $15.0 million remaining balance of existing debt secured by Northrock.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

On May 28, 2013, the Company closed on a 15-year, non-recourse $35.0 million mortgage loan secured by Beacon Center. The loan matures in 2028, bears interest at a fixed rate of 3.51%, requires monthly principal and interest payments totaling $203,200 based on a 20-year amortization schedule and requires a final payment of $11.4 million at maturity.
On September 4, 2013, the Company closed on a 15-year, non-recourse $18.0 million mortgage loan secured by Seabreeze Plaza. The loan matures in 2028, bears interest at a fixed rate of 3.99%, requires monthly principal and interest payments totaling $94,900 based on a 25-year amortization schedule and requires a final payment of $9.5 million at maturity. Proceeds were used to pay off the $13.5 million remaining balance of existing debt secured by Seabreeze Plaza which was scheduled to mature in May 2014 and the Company incurred $497,000 of related debt extinguishment costs.
On October 25, 2013 the Company closed on a $71.6 million construction-to-permanent loan which will partially finance the construction of Park Van Ness. The loan bears interest at 4.88% and during the construction period it will be fully recourse to Saul Centers and accrued interest will be funded by the loan. Following the completion of construction and lease-up, and upon achieving certain debt service coverage requirements, the loan will convert to a non-recourse, permanent mortgage at the same interest rate, with principal amortization computed based on a 25-year schedule.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2013 and 2012:

Notes Payable	December 31,			Interest	Scheduled
(Dollars in thousands)	2013		2012	Rate *	Maturity *
Fixed rate mortgages:	$—	(a)	$15,750
	—	(b)	6,936
	—	(c)	13,875
	16,128	(d)	16,798	7.45%	Jun-2015
	33,246	(e)	34,373	6.01%	Feb-2018
	36,937	(f)	38,388	5.88%	Jan-2019
	11,949	(g)	12,418	5.76%	May-2019
	16,501	(h)	17,145	5.62%	Jul-2019
	16,419	(i)	17,040	5.79%	Sep-2019
	14,610	(j)	15,176	5.22%	Jan-2020
	11,159	(k)	11,421	5.60%	May-2020
	9,921	(l)	10,288	5.30%	Jun-2020
	42,462	(m)	43,424	5.83%	Jul-2020
	8,649	(n)	8,934	5.81%	Feb-2021
	6,233	(o)	6,359	6.01%	Aug-2021
	35,981	(p)	36,699	5.62%	Jun-2022
	10,930	(q)	11,129	6.08%	Sep-2022
	11,795	(r)	11,989	6.43%	Apr-2023
	15,598	(s)	16,247	6.28%	Feb-2024
	17,123	(t)	17,469	7.35%	Jun-2024
	14,849	(u)	15,140	7.60%	Jun-2024
	26,153	(v)	26,635	7.02%	Jul-2024
	31,093	(w)	31,709	7.45%	Jul-2024
	30,894	(x)	31,490	7.30%	Jan-2025
	16,087	(y)	16,419	6.18%	Jan-2026
	118,128	(z)	120,822	5.31%	Apr-2026
	36,075	(aa)	36,986	4.30%	Oct-2026
	40,974	(bb)	41,970	4.53%	Nov-2026
	19,118	(cc)	19,569	4.70%	Dec-2026
	70,856	(dd)	72,233	5.84%	May-2027
	17,718	(ee)	—	4.04%	Apr-2028
	34,391	(ff)	—	3.51%	Jun-2028
	17,895	(gg)	—	3.99%	Sep-2028
	—	(hh)	—	4.88%	Sep-2032
Total fixed rate	789,872		774,831	5.67%	10.1 Years
Variable rate loans:
	—	(ii)	38,000	LIBOR + 1.60%	May-2016
	14,802	(jj)	14,945	LIBOR + 1.65%	Feb-2016
	15,394	(kk)	—	LIBOR + 1.65%	Feb-2016
Total variable rate	$30,196		$52,945	LIBOR + 1.65%	2.2 Years
Total notes payable	$820,068		$827,776	5.53%	9.8 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2013. Totals computed using weighted averages.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(a)
The loan, together with a corresponding interest-rate swap, was collateralized by, Metro Pike Center, and on a combined basis, required equal monthly payments of $86,000 based upon a 25-year amortization schedule and a final payment of $15.6 million at loan maturity. The loan was repaid in full and the swap was terminated in 2013.

(b)
The loan was collateralized by Cruse MarketPlace and required equal monthly principal and interest payments of $56,000 based upon an amortization schedule of approximately 24 years and a final payment of $6.8 million at loan maturity. The loan was paid in full in 2013.

(c)
The loan was collateralized by Seabreeze Plaza and required equal monthly principal and interest payments totaling $102,000 based upon a weighted average 26-year amortization schedule and a final payment of $13.3 million at loan maturity. The loan was paid in full in 2013.

(d)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million is due at loan maturity. Principal of $670,000 was amortized during 2013.

(e)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.1 million was amortized during 2013.

(f)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.5 million was amortized during 2013.

(g)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $469,000 was amortized during 2013.

(h)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $644,000 was amortized during 2013.

(i)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $621,000 was amortized during 2013.

(j)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $566,000 was amortized during 2013.

(k)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $262,000 was amortized during 2013.

(l)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $367,000 was amortized during 2013.

(m)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $962,000 was amortized during 2013.

(n)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $285,000 was amortized during 2013.

(o)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $126,000 was amortized during 2013.

(p)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $718,000 was amortized during 2013.

(q)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $199,000 was amortized during 2013.

(r)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $194,000 was amortized during 2013.

(s)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $649,000 was amortized during 2013.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(t)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $346,000 was amortized during 2013.

(u)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $291,000 was amortized during 2013.

(v)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $482,000 was amortized during 2013.

(w)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $616,000 was amortized during 2013.

(x)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $596,000 was amortized during 2013.

(y)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $332,000 was amortized during 2013.

(z)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $2.7 million was amortized during 2013.

(aa)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $911,000 was amortized during 2013.

(bb)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $996,000 was amortized during 2013.

(cc)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $451,000 was amortized during 2013.

(dd)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.4 million was amortized during 2013.

(ee)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25 -year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $282,000 was amortized in 2013.

(ff)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $203,200 based upon a 20-year amortization schedule and a final payment of $11.4 million at loan maturity. Principal of $609,000 was amortized in 2013.

(gg)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $105,000 was amortized in 2013.

(hh)
The loan is a $71.6 million construction-to-permanent facility that is collateralized by and will finance a portion of the construction costs of Park Van Ness. During the construction period, interest will be funded by the loan. After conversion to a permanent loan, monthly principal and interest payments totaling $413,500 will be required based upon a 25-year amortization schedule. A final payment of $39.6 million will be due at maturity.

(ii)
The loan is a $175.0 million unsecured revolving credit facility. Interest accrues at a rate equal to the sum of one-month LIBOR plus a spread of 1.90%. The line may be extended at the Company’s option for one year with payment of a fee of 0.20%. Monthly payments, if required, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

(jj)
The loan is collateralized by Northrock and requires monthly principal and interest payments of approximately $47,000 and a final payment of $14.2 million at maturity. Principal of $161,000 was amortized during 2013.

(kk)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.8 million at loan maturity. Principal of $206,000 was amortized during 2013.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The carrying value of the properties collateralizing the mortgage notes payable totaled $907.2 million and $916.1 million, as of December 31, 2013 and 2012, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2013.

•	maintain tangible net worth, as defined in the loan agreement, of at least $503.3 million plus 80% of the Company’s net equity proceeds received after May 2012.

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.0 x on a trailing four-quarter basis (interest expense coverage);

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.3x on a trailing four-quarter basis (fixed charge coverage); and

•	limit the amount of variable rate debt and debt with initial loan terms of less than 5 years to no more than 40% of total debt.
Mortgage notes payable at each of December 31, 2013 and 2012, totaling $51.0 million, are guaranteed by members of the Saul Organization. As of December 31, 2013, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(Dollars in thousands)	Balloon Payments	Scheduled Principal Amortization	Total
2014	$—	$22,191	$22,191
2015	15,077	23,008	38,085
2016	28,931	23,444	52,375
2017	—	24,681	24,681
2018	27,872	24,696	52,568
Thereafter	475,267	154,901	630,168
	$547,147	$272,921	$820,068

The components of interest expense are set forth below.

(Dollars in thousands)	Year ended December 31,
	2013	2012	2011
Interest incurred	$45,502	$48,010	$45,673
Amortization of deferred debt costs	1,257	1,576	1,547
Capitalized interest	(170)	(42)	(1,896)
Total	$46,589	$49,544	$45,324
Deferred debt costs capitalized during the years ending December 31, 2013, 2012 and 2011 totaled $3.2 million, $2.2 million and $1.4 million, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

6.	LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2013, 2012, and 2011, amounted to $159.9 million, $152.8 million, and $138.5 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2014	$149,101
2015	131,724
2016	114,123
2017	95,157
2018	77,542
Thereafter	306,980
$874,627
The majority of the leases provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2013, 2012, and 2011, amounted to $30.9 million, $30.4 million, and $28.4 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.6 million, $1.5 million, and $1.5 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

7.	LONG-TERM LEASE OBLIGATIONS
Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $176,000, $176,000, and $173,000, for the years ended December 31, 2013, 2012, and 2011, respectively. The future minimum rental commitments under these ground leases are as follows:

	Year ending December 31,
(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Beacon Center	$60	$60	$60	$60	$60	$2,601	$2,901
Olney	56	56	56	56	56	3,817	4,097
Southdale	60	60	60	60	60	2,945	3,245
Total	$176	$176	$176	$176	$176	$9,363	$10,243

In addition to the above, Flagship Center consists of two developed out parcels that are part of a larger adjacent community shopping center formerly owned by the Saul Organization and sold to an affiliate of a tenant in 1991. The Company has a 90-year ground leasehold interest which commenced in September 1991 with a minimum rent of one dollar per year. Countryside shopping center was acquired in February 2004. Because of certain land use considerations, approximately 3.4% of the underlying land is held under a 99-year ground lease. The lease requires the Company to pay minimum rent of one dollar per year as well as its pro-rata share of the real estate taxes.
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002 was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2013, 2012, and 2011 was $850,600, $850,000, and $945,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

8.	STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
The Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011 reflect noncontrolling interest of $4.0 million, $6.4 million, and $3.6 million, respectively, representing the Saul Organization’s share of the net income for the year.
In November 2003, the Company sold 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock (the "Series A Stock"). The depositary shares are redeemable, in whole or in part at the Company’s option, from time to time, at $25.00 per share. The depositary shares pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 per share liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. In March 2013, the Company redeemed 60% of its then-outstanding Series A Stock. Costs associated with the redemption were charged against accumulated deficit.
In March 2008, the Company sold 3,173,115 depositary shares, each representing 1/100th of a share of 9% Series B Cumulative Redeemable Preferred Stock (the "Series B Stock"). The depositary shares may be redeemed at the Company’s option, on or after March 15, 2013, in whole or in part, at $25.00 per share. The depositary shares pay an annual dividend of $2.25 per share, equivalent to 9% of the $25.00 per share liquidation preference. The Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. In March 2013, the Company redeemed all of its Series B Stock. Costs associated with the redemption were charged against accumulated deficit.
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $369,000, $379,000, and $378,000, for 2013, 2012, and 2011, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan,

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2013, 2012, and 2011, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $191,300, $238,000, and $231,000, for the years ended December 31, 2013, 2012, and 2011, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.6 million and $2.2 million, at December 31, 2013 and 2012, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2013, 2012, and 2011, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $6.3 million, $6.0 million, and $6.1 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of each of December 31, 2013 and 2012, accounts payable, accrued expenses and other liabilities included $499,000, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $447,300, $372,000, and $341,000, for the years ended December 31, 2013, 2012, and 2011, respectively.
Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, the Company’s former president, whereby Mr. Saul III will provide certain consulting services to the Company as an independent contractor. Under the consulting agreement, Mr. Saul III will be paid at a rate of $60,000 per month. The consulting agreement includes certain noncompete, nonsolicitation and nondisclosure covenants, and has a term of up to two years, although the consulting agreement is terminable by the Company at any time. During 2013 and 2012, such consulting fees totaled $720,000 and $225,000, respectively.

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
At the annual meeting of the Company’s stockholders in 2004, the stockholders approved the adoption of the 2004 stock plan for the purpose of attracting and retaining executive officers, directors and other key personnel. The 2004 stock plan was subsequently amended by the Company’s stockholders at the 2008 Annual Meeting and further amended at the 2013 Annual Meeting (the “Amended 2004 Plan”). The Amended 2004 Plan, which terminates in 2023, provides for grants of options to purchase up to 2,000,000 shares of common stock as well as grants of up to 200,000 shares of common stock to directors. The Amended 2004 Plan authorizes the Compensation Committee of the Board of Directors to grant options at an exercise price which may not be less than the market value of the common stock on the date the option is granted.
Effective April 26, 2004, the Compensation Committee granted options to purchase 152,500 shares (27,500 incentive stock options and 125,000 shares of nonqualified stock options) to eleven Company officers and to the twelve Company directors (the “2004 Options”), which expire on April 25, 2014. The officers’ 2004 Options vested 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $25.78 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2004 Options to be $359,375, of which $292,775 and $66,600 were the values assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $66,600 was expensed as of the date of grant. The expense of the officers’ options was recognized as compensation expense monthly during the four years the options vested.
Effective May 6, 2005, the Compensation Committee granted options to purchase 162,500 shares (35,500 incentive stock options and 127,000 nonqualified stock options) to twelve Company officers and to twelve Company directors (the “2005

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Options”), which expire on May 5, 2015. The officers’ 2005 Options vested 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $33.22 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2005 Options to be $484,500, of which $413,400 and $71,100 were the values assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $71,100 was expensed as of the date of grant. The expense of the officers’ options was recognized as compensation expense monthly during the four years the options vested.
Effective May 1, 2006, the Compensation Committee granted options to purchase 30,000 shares (all nonqualified stock options) to twelve Company directors (the “2006 Options”), which were immediately exercisable and expire on April 30, 2016. The exercise price of $40.35 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2006 Options to be $143,400. Because the directors’ options vested immediately, the entire $143,400 was expensed as of the date of grant. No options were granted to the Company’s officers in 2006.
Effective April 27, 2007, the Compensation Committee granted options to purchase 165,000 shares (27,560 incentive stock options and 137,440 nonqualified stock options) to thirteen Company officers and twelve Company Directors (the “2007 options”), which expire on April 26, 2017. The officers’ 2007 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ options were immediately exercisable. The exercise price of $54.17 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2007 Options to be $1.5 million, of which $1.3 million and $285,300 were the values assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $285,300 was expensed as of the date of grant. The expense for the officers’ options was recognized as compensation expense monthly during the four years the options vested.
Effective April 25, 2008, the Compensation Committee granted options to purchase 30,000 shares (all nonqualified stock options) to twelve Company directors (the “2008 Options”), which were immediately exercisable and expire on April 24, 2018. The exercise price of $50.15 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2008 Options to be $254,700. Because the directors’ options vest immediately, the entire $254,700 was expensed as of the date of grant. No options were granted to the Company’s officers in 2008.
Effective April 24, 2009, the Compensation Committee granted options to purchase 32,500 shares (all nonqualified stock options) to thirteen Company directors (the “2009 Options”), which were immediately exercisable and expire on April 23, 2019. The exercise price of $32.68 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2009 Options to be $222,950. Because the directors’ options vested immediately, the entire $222,950 was expensed as of the date of grant. No options were granted to the Company’s officers in 2009.
Effective May 7, 2010, the Compensation Committee granted options to purchase 32,500 shares (all nonqualified stock options) to thirteen Company directors (the “2010 Options”), which were immediately exercisable and expire on May 6, 2020. The exercise price of $38.76 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2010 Options to be $287,950. Because the directors’ options vested immediately, the entire $287,950 was expensed as of the date of grant. No options were granted to the Company’s officers in 2010.
Effective May 13, 2011, the Compensation Committee granted options to purchase 195,000 shares (65,300 incentive stock options and 129,700 nonqualified stock options) to fifteen Company officers and thirteen Company Directors (the “2011 options”), which expire on May 12, 2021. The officers’ 2011 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2011 options were immediately exercisable. The exercise price of $41.82 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2011 Options to be $1.6 million, of which $1.3 million and $297,375 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $297,375 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 4, 2012, the Compensation Committee granted options to purchase 277,500 shares (26,157 incentive stock options and 251,343 nonqualified stock options) to fifteen Company officers and fourteen Company Directors (the “2012 options”), which expire on May 3, 2022. The officers’ 2012 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2012 Options were immediately exercisable. The exercise price of $39.29 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2012 Options to be $1.7 million, of which $1.4 million and $244,388

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $244,388 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 10, 2013, the Compensation Committee granted options to purchase 237,500 shares (35,592 incentive stock options and 201,908 nonqualified stock options) to fifteen Company officers and fourteen Company Directors (the "2013 options"), which expire on May 10, 2023. The officers' 2013 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors' 2013 options were immediately exercisable. The exercise price of $44.42 per share was the closing market price of the Company's common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2013 Options to be $1.5 million, of which $1.3 million and $0.3 million were assigned to the officer options and director options, respectively. Because the directors' options vested immediately, the entire $0.3 million was expensed as of the date of grant. The expense for the officers' options is being recognized as compensation expense monthly during the four years the option was vested.
The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011:

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
Stock options issued
	Directors
Grant date	4/26/2004	5/6/2005	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	Subtotals
Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	317,500
Vested	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	317,500
Exercised	25,000	22,500	5,000	—	—	17,500	5,000	5,000	5,000	2,500	87,500
Forfeited	—	—	2,500	7,500	7,500	—	2,500	2,500	—	—	22,500
Exercisable at December 31, 2013	5,000	7,500	22,500	22,500	22,500	15,000	25,000	25,000	30,000	32,500	207,500
Remaining unexercised	5,000	7,500	22,500	22,500	22,500	15,000	25,000	25,000	30,000	32,500	207,500
Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42
Volatility	0.183	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333
Expected life (years)	5.0	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%
Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$244,388	$262,946	$2,136,709
Forfeited options	—	—	—	—	—	—	—	—	—	—	—
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	222,950	287,950	—	—	—	1,332,000
Expensed in 2011	—	—	—	—	—	—	—	297,375	—	—	297,375
Expensed in 2012	—	—	—	—	—	—	—	—	244,388	—	244,388
Expensed in 2013	—	—	—	—	—	—	—	—	—	262,946	262,946
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/26/2004	5/6/2005	4/27/2007	5/13/2011	5/4/2012	5/10/2013		Subtotals			Grand Totals
Total grant	122,500	132,500	135,000	162,500	242,500	202,500		997,500			1,315,000
Vested	115,000	118,750	67,500	67,500	28,125	—		396,875			714,375
Exercised	103,750	69,500	—	16,250	1,875	—		191,375			278,875
Forfeited	7,500	13,750	67,500	41,250	130,000	—		260,000			282,500
Exercisable at December 31, 2013	11,250	49,250	67,500	51,250	26,250	—		205,500			413,000
Remaining unexercised	11,250	49,250	67,500	105,000	110,625	202,500		546,125			753,625
Exercise price	$25.78	$33.22	$54.17	$41.82	$39.29	$44.42
Volatility	0.183	0.207	0.233	0.330	0.315	0.304
Expected life (years)	7.0	8.0	6.5	8.0	8.0	8.0
Assumed yield	5.75%	6.37%	4.13%	4.81%	5.28%	5.12%
Risk-free rate	4.05%	4.15%	4.61%	2.75%	1.49%	1.49%
Total value at grant date	$292,775	$413,400	$1,258,848	$1,277,794	$1,442,148	$1,254,164		$5,939,129			$8,075,838
Forfeited options	17,925	35,100	—	252,300	813,800	—		1,119,125			1,119,125
Expensed in previous years	274,850	378,300	1,153,957	—	—	—		1,807,107			3,139,107
Expensed in 2011			104,891	186,347	—	—		291,238			588,613
Expensed in 2012			—	270,391	104,724	—		375,115			619,503
Expensed in 2013	—	—	—	235,350	157,083	209,027		601,460			864,406
Future expense	—	—	—	333,406	366,541	1,045,137		1,745,084			1,745,084
Weighted average term of remaining future expense			2.8	years

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2013, 2012, and 2011:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	570,840	$41.04	674,585	$40.40	532,881	$39.12
Granted	237,500	44.42	277,500	39.29	195,000	41.82
Exercised	(49,715)	33.15	(149,995)	31.03	(40,796)	29.03
Expired/Forfeited	(5,000)	52.16	(231,250)	43.56	(12,500)	45.05
Outstanding December 31	753,625	42.55	570,840	41.04	674,585	40.40
Exercisable at December 31	413,000	42.42	377,715	41.41	512,085	39.96

The intrinsic value of options exercised in 2013, 2012, and 2011, was $0.6 million, $1.6 million, and $0.7 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2013 was $4.5 million and $2.8 million, respectively. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2013, the final trading day of calendar 2013, the closing price of $47.73 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. Options having an exercise price in excess of the December 31, 2013 closing price have no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2013 are 5.1 and 6.8 years, respectively.

11.     NON-OPERATING ITEMS
Gain on casualty settlement in 2013 and 2012 reflect insurance proceeds received in excess of the carrying value of assets damaged during a hail storm at French Market in 2012. Gain on casualty settlement in 2011 reflects the excess of insurance proceeds over the carrying value of assets damaged during a severe hail storm at French Market. The insurance proceeds funded substantially all of the restoration of the damaged property.
12.     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 4.85% and 4.00%, would be approximately $828.7 million and $848.1 million, as of December 31, 2013 and 2012, respectively, compared to the carrying value of $789.9 million and $774.8 million at December 31, 2013 and 2012, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
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

(Dollars in thousands)	Year ended December 31,
	2013	2012	2011
Increase (decrease) in fair value:
Recognized in earnings	$(7)	$36	$(1,332)
Recognized in other comprehensive income	2,897	(932)	(3,195)
Total	$2,890	$(896)	$(4,527)

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by the market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of December 31, 2013, the fair value of the interest-rate swap was approximately $2.7 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.
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
The Company paid common stock distributions of $1.44 per share, during each of 2013, 2012, and 2011, and Series A preferred stock dividends of $2.00 per depositary share during each of 2013, 2012 and 2011, Series B preferred stock dividends of $0.99, $2.25 and $2.25 per share during 2013, 2012 and 2011, respectively, and Series C preferred stock dividends of $1.09 per depository share during 2013. Of the common stock dividends paid, $0.96 per share, $0.95 per share, and $0.72 per share, represented ordinary dividend income and $0.48 per share, $0.49 per share, and $0.72 per share represented return of capital to the shareholders. All of the preferred stock dividends paid were considered ordinary dividend income.
The following summarizes distributions paid during the years ended December 31, 2013, 2012, and 2011, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2013
October 31	$3,206	$7,388	$2,489	48,836	$46.27	88,309	$46.93
July 31	3,206	7,327	2,489	138,019	45.21
April 30	4,364	7,272	2,489	142,839	42.85
January 31	3,785	7,218	2,489	145,468	41.67
Total 2013	$14,561	$29,205	$9,956	475,162		88,309
Distributions during 2012
October 31	$3,785	$7,120	$2,489	141,960	42.23
July 31	3,785	7,063	2,489	144,881	40.43
April 30	3,785	7,005	2,489	145,118	38.93
January 31	3,785	6,947	2,489	163,429	34.44
Total 2012	$15,140	$28,135	$9,956	595,388
Distributions during 2011
October 31	$3,785	$6,867	$2,489	160,589	34.82
July 31	3,785	6,772	1,950	125,973	38.30
April 30	3,785	6,730	1,950	111,592	42.49
January 31	3,785	6,693	1,950	100,094	45.92
Total 2011	$15,140	$27,062	$8,339	498,248
In December 2013, the Board of Directors of the Company authorized a distribution of $0.36 per common share payable in January 2014, to holders of record on January 17, 2014. As a result, $7.4 million was paid to common shareholders on January 31, 2014. Also, $2.5 million was paid to limited partnership unitholders on January 31, 2014 ($0.36 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of $0.50 per Series A depositary share, to holders of record on January 7, 2014 and $0.4297 per Series C depositary share to holders of record on January 7, 2014. As a result, $3.2 million was paid to preferred shareholders on January 15, 2014. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interest deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

15.	INTERIM RESULTS (Unaudited)
The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2013 and 2012.

(In thousands, except per share amounts)	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$49,186	$48,809	$49,756	$50,146
Operating income before loss on early extinguishment of debt, gain on casualty settlement, discontinued operations and noncontrolling interest	3,388	7,711	11,959	12,211
Net income attributable to Saul Centers, Inc.	4,984	6,594	9,398	9,896
Net income (loss) available to common shareholders.	(4,608)	3,387	6,192	6,690
Net income (loss) available to common shareholders per diluted share	(0.23)	0.17	0.30	0.33

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$46,989	$47,373	$47,443	$48,287
Operating income before loss on early extinguishment of debt, gain on casualty settlement, discontinued operations and noncontrolling interest	9,318	9,598	8,160	8,020
Gain on sales of properties	—	—	1,057	3,453
Net income attributable to Saul Centers, Inc.	7,864	8,079	7,948	9,483
Net income available to common shareholders.	4,079	4,294	4,163	5,698
Net income available to common shareholders per diluted share	0.21	0.22	0.21	0.29

16.	BUSINESS SEGMENTS
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2013	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$145,219	$52,609	$69	$197,897
Expenses	(30,729)	(17,213)	—	(47,942)
Income from real estate	114,490	35,396	69	149,955
Interest expense and amortization of deferred debt costs	—	—	(46,589)	(46,589)
General and administrative	—	—	(14,951)	(14,951)
Subtotal	114,490	35,396	(61,471)	88,415
Depreciation and amortization of deferred leasing costs	(27,340)	(21,790)	—	(49,130)
Acquisition related costs	(106)	—	—	(106)
Predevelopment expenses	—	(3,910)	—	(3,910)
Change in fair value of derivatives	—	—	(7)	(7)
Loss on early extinguishment of debt	—	—	(497)	(497)
Gain on casualty settlement	77	—	—	77
Net income (loss)	$87,121	$9,696	$(61,975)	$34,842
Capital investment	$18,232	$8,207	$—	$26,439
Total assets	$888,109	$293,512	$17,054	$1,198,675

As of or for the year ended December 31, 2012
Real estate rental operations:
Revenue	$137,647	$52,309	$136	$190,092
Expenses	(30,139)	(17,131)	—	(47,270)
Income from real estate	107,508	35,178	136	142,822
Interest expense and amortization of deferred debt costs	—	—	(49,544)	(49,544)
General and administrative	—	—	(14,274)	(14,274)
Subtotal	107,508	35,178	(63,682)	79,004
Depreciation and amortization of deferred leasing costs	(25,667)	(14,445)	—	(40,112)
Acquisition related costs	(1,129)	—	—	(1,129)
Predevelopment expenses	—	(2,667)	—	(2,667)
Change in fair value of derivatives	—	—	36	36
Gain on sales of properties	4,510	—	—	4,510
Loss from operations of property sold	(81)	—	—	(81)
Gain on casualty settlement	219	—	—	219
Net income (loss)	$85,360	$18,066	$(63,646)	$39,780
Capital investment	$46,353	$8,290	$—	$54,643
Total assets	$894,027	$301,355	$11,927	$1,207,309
As of or for the year ended December 31, 2011
Real estate rental operations:
Revenue	$127,767	$46,035	$76	$173,878
Expenses	(30,372)	(14,658)	—	(45,030)
Income from real estate	97,395	31,377	76	128,848
Interest expense and amortization of deferred debt costs	—	—	(45,324)	(45,324)
General and administrative	—	—	(14,256)	(14,256)
Subtotal	97,395	31,377	(59,504)	69,268
Depreciation and amortization of deferred leasing costs	(23,077)	(12,221)	—	(35,298)
Acquisition related costs	(2,534)	—	—	(2,534)
Change in fair value of derivatives	—	—	(1,332)	(1,332)
Gain on casualty settlement	245	—	—	245
Loss from operations of property sold	(55)	—	—	(55)
Net income (loss)	$71,974	$19,156	$(60,836)	$30,294
Capital investment	$177,958	$24,546	$—	$202,504
Total assets	$871,409	$308,053	$13,107	$1,192,569

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

17.	Subsequent Events

In February 2014, the Company terminated a 50,000 square foot lease at the Seven Corners shopping center and received a lease termination fee of $1.85 million which will be recognized as revenue in the first quarter. The space was previously occupied by a furniture store that had vacated during 2013 and the lease was scheduled to expire in early 2016. A short term lease for the entire space has been executed with another furniture store while the Company is working on re-tenanting the space under a long term lease.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2013 (Dollars in Thousands)
		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$19,433	$6,764	$24,100	$—	$30,864	$10,217	$20,647	$30,894	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	7,503	1,178	7,503	—	8,681	444	8,237	—	2007, 2013	12/04	20
Beacon Center, Alexandria, VA	1,493	18,283	—	18,682	1,094	19,776	12,195	7,581	34,391	1960 & 1974	1/72	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	11,795		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	1,289	5,735	12,274	—	18,009	3,085	14,924	11,159		2/04	40
Boulevard, Fairfax, VA	4,883	4,746	3,687	5,942	—	9,629	2,153	7,476	6,451	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,926	9,789	20,174	—	29,963	5,468	24,495	16,419		4/04	40
Broadlands Village, Ashburn, VA	5,316	25,118	5,300	25,134	—	30,434	7,598	22,836	19,639	2002-3, 2004 & 2006	3/02	40 & 50
Countryside Marketplace, Sterling, VA	28,912	2,753	7,666	23,999	—	31,665	5,826	25,839	16,501		2/04	40
Cranberry Square, Westminster, MD	31,578	217	6,700	25,095	—	31,795	1,408	30,387	19,118		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	175	3,920	8,481	—	12,401	2,116	10,285	—		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169		169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	12,521	1,118	17,184	—	18,302	9,257	9,045	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	3,576	742	2,034	2,284	—	4,318	1,325	2,993	—	1990	8/93	40
Giant, Milford Mill, MD	998	558	422	1,134	—	1,556	1,010	546	—	1959	1/72	40
The Glen, Woodbridge, VA	12,918	7,528	5,299	15,147	—	20,446	6,716	13,730	9,444	1993 & 2005	6/94	40
Great Eastern, District Heights, MD	4,993	10,667	3,785	11,875	—	15,660	7,412	8,248	—	1958 & 1960	1/72	40
Great Falls Center, Great Falls, VA	41,750	2,292	14,766	29,276	—	44,042	4,134	39,908	15,598		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,327	1,856	4,630	—	6,486	3,232	3,254	17,718	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	2,681	4,822	10,443	—	15,265	2,195	13,070	6,233		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	744	4,455	10,344	—	14,799	2,223	12,576	8,649		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	103	5,006	9,476	—	14,482	2,716	11,766	7,853	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	72,473	5	20,500	51,978	—	72,478	2,924	69,554	40,974		9/11	40
Kentlands Place, Gaithersburg, MD	1,425	7,134	1,425	7,134	—	8,559	2,550	6,009	—	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	36,016	6,546	36,015	—	42,561	8,968	33,593	35,981	2006	11/02	50
Leesburg Pike, Baileys Crossroads, VA	2,418	6,161	1,132	7,447	—	8,579	5,464	3,115	17,123	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,205	950	14,655	—	15,605	11,276	4,329	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	1,316	26,064	8,375	—	34,439	570	33,869	15,394		12/10	40
Shops at Monocacy, Frederick, MD	9,541	13,797	9,260	14,078	—	23,338	3,871	19,467	14,610	2003-4	11/03	50
Northrock, Warrenton, VA	12,686	14,702	12,686	14,702	—	27,388	1,795	25,593	14,802	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,499	5,409	17,023	—	22,432	5,044	17,388	11,950	2003-4	07/03	40
Olney, Olney, MD	1,884	1,672	—	3,556	—	3,556	3,067	489	—	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	413	7,751	12,039	—	19,790	2,000	17,790	10,930		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	383	5,739	13,009	—	18,748	2,880	15,868	9,921		3/05	40
Ravenwood, Baltimore, MD	1,245	4,107	703	4,649	—	5,352	2,453	2,899	16,088	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	14,861	11,700	22,113	4,448	—	26,561	361	26,200	—		10/10 12/12	40
1500 Rockville Pike, Rockville, MD	22,547	135	18,723	3,959	—	22,682	818	21,864	—		12/12	5
Seabreeze Plaza, Palm Harbor, FL	24,526	1,298	8,665	17,159	—	25,824	3,555	22,269	17,894		11/05	40
Sea Colony (Market Place at), Bethany Beach, DE	2,920	26	1,146	1,800	—	2,946	270	2,676	—		3/08	40
Seven Corners, Falls Church, VA	4,848	43,649	4,913	43,584	—	48,497	24,366	24,131	70,856	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254	55	12,700	50,609	—	63,309	2,844	60,465	36,075		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	9,606	992	11,322	—	12,314	6,375	5,939	9,677	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	7,575	6,402	18,992	—	25,394	4,286	21,108	—		1/06	40
Southdale, Glen Burnie, MD	3,650	20,754	—	23,782	622	24,404	20,233	4,171	—	1962 & 1986	1/72	40
Southside Plaza, Richmond, VA	6,728	9,148	1,878	13,998	—	15,876	10,661	5,215	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	3,899	703	5,670	—	6,373	4,050	2,323	—	1970	2/76	40
Thruway, Winston-Salem, NC	4,778	23,108	5,496	22,285	105	27,886	12,943	14,943	42,462	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	1,854	7,851	10,505	—	18,356	5,393	12,963	14,849	1990	8/93	40
Westview Village, Frederick, MD	5,146	22,143	5,153	22,136	—	27,289	3,141	24,148	—	2009	11/07	50
White Oak, Silver Spring, MD	6,277	5,351	4,649	6,979	—	11,628	5,616	6,012	26,153	1958 & 1967	1/72	40
Other Buildings / Improvements		127		127		127	77	50	—
Total Shopping Centers	680,453	387,645	318,943	747,334	1,821	1,068,098	248,601	819,497	637,601

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	26,441	3,756	44,144	—	47,900	30,861	17,039	31,093	1984, 1986, 1990, 1998 & 2000	12/2/1984	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	185,418	16,287	181,884	—	198,171	15,871	182,300	118,128	2010	7/73, 1/96 & 4/02
Crosstown Business Center, Tulsa, OK	3,454	6,329	604	9,179	—	9,783	6,599	3,184	—	1974	10/75	40
601 Pennsylvania Ave., Washington, DC	5,479	59,651	5,667	59,463	—	65,130	44,670	20,460	—	1986	7/73	35
Washington Square, Alexandria, VA	2,034	51,067	544	52,557	—	53,101	18,061	35,040	33,246	1952 & 2000	7/73	50
Total Mixed-Use Properties	45,179	328,906	26,858	347,227	—	374,085	116,062	258,023	182,467

Development Land
Ashland Square Phase II, Manassas, VA	5,292	1,688	6,980	—	—	6,980	—	6,980	—		12/04
New Market, New Market, MD	2,088	286	2,374	—	—	2,374	—	2,374	—		9/05
Park Van Ness, Washington, DC	2,242	—	2,242	5,660	—	7,902	—	7,902	—		07/73 and 02/11
Total Development Land	9,622	1,974	11,596	5,660	—	17,256	—	17,256	—
Total	$735,254	$718,525	$357,397	$1,100,221	$1,821	$1,459,439	$364,663	$1,094,776	$820,068

(1)	Includes the North and South Blocks and Residential

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2013

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.1 billion at December 31, 2013. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2013 are summarized as follows:

(In thousands)	2013	2012	2011
Total real estate investments:
Balance, beginning of year	$1,466,068	$1,417,845	$1,224,036
Acquisitions	5,124	34,247	168,905
Improvements	21,991	23,095	25,955
Retirements	(33,744)	(9,119)	(1,051)
Balance, end of year	$1,459,439	$1,466,068	$1,417,845
Total accumulated depreciation:
Balance, beginning of year	$353,305	$326,397	$296,786
Depreciation expense	43,204	34,565	30,555
Retirements	(31,846)	(7,657)	(944)
Balance, end of year	$364,663	$353,305	$326,397