Form 10-Q
period 2014-03-31
SAUL CENTERS INC
filed 2014-05-07
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 30, 2014: 20.6 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2013, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate investments
Land	$364,146	$354,967
Buildings and equipment	1,097,921	1,094,605
Construction in progress	11,880	9,867
	1,473,947	1,459,439
Accumulated depreciation	(372,041)	(364,663)
	1,101,906	1,094,776
Cash and cash equivalents	15,351	17,297
Accounts receivable and accrued income, net	43,748	43,884
Deferred leasing costs, net	25,996	26,052
Prepaid expenses, net	3,390	4,047
Deferred debt costs, net	9,345	9,675
Other assets	4,861	2,944
Total assets	$1,204,597	$1,198,675
Liabilities
Mortgage notes payable	$814,635	$820,068
Revolving credit facility payable	—	—
Dividends and distributions payable	14,308	13,135
Accounts payable, accrued expenses and other liabilities	23,255	20,141
Deferred income	31,990	30,205
Total liabilities	884,188	883,549
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 16,000 shares issued and outstanding	40,000	40,000
Series C Cumulative Redeemable, 56,000 shares issued and outstanding	140,000	140,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 20,648,398 and 20,576,616 shares issued and outstanding, respectively	206	206
Additional paid-in capital	273,351	270,428
Accumulated deficit	(173,747)	(172,564)
Accumulated other comprehensive loss	(1,561)	(1,392)
Total Saul Centers, Inc. stockholders’ equity	278,249	276,678
Noncontrolling interest	42,160	38,448
Total stockholders’ equity	320,409	315,126
Total liabilities and stockholders’ equity	$1,204,597	$1,198,675
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	For The Three Months Ended March 31,
	2014	2013
Revenue
Base rent	$40,563	$39,740
Expense recoveries	8,789	7,614
Percentage rent	452	600
Other	3,143	1,232
Total revenue	52,947	49,186
Operating expenses
Property operating expenses	7,585	5,949
Provision for credit losses	203	264
Real estate taxes	5,453	5,763
Interest expense and amortization of deferred debt costs	11,467	11,717
Depreciation and amortization of deferred leasing costs	10,180	16,352
General and administrative	4,680	3,404
Acquisition related costs	163	—
Predevelopment expenses	503	2,349
Total operating expenses	40,234	45,798
Operating income	12,713	3,388
Change in fair value of derivatives	(2)	10
Net Income	12,711	3,398
Noncontrolling interest
(Income) loss attributable to noncontrolling interests	(2,424)	1,586
Net income attributable to Saul Centers, Inc.	10,287	4,984
Preferred stock redemption	—	(5,228)
Preferred stock dividends	(3,206)	(4,364)
Net income (loss) attributable to common stockholders	$7,081	$(4,608)
Per share net income (loss) attributable to common stockholders
Basic and diluted	$0.34	$(0.23)
Dividends declared per common share outstanding	$0.40	$0.36
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net income	$12,711	$3,398
Other comprehensive income
Change in unrealized loss on cash flow hedge	(227)	501
Total comprehensive income	12,484	3,899
Comprehensive (income) loss attributable to noncontrolling interests	(2,366)	1,458
Total comprehensive income attributable to Saul Centers, Inc.	10,118	5,357
Preferred stock redemption	—	(5,228)
Preferred stock dividends	(3,206)	(4,364)
Total comprehensive income (loss) attributable to common stockholders	$6,912	$(4,235)
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2013	$180,000	$206	$270,428	$(172,564)	$(1,392)	$276,678	$38,448	$315,126
Issuance of 71,782 shares of common stock:
39,588 shares pursuant to dividend reinvestment plan	—	—	1,790	—	—	1,790	—	1,790
32,194 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	—	1,133	—	—	1,133	—	1,133
Issuance of 91,352 partnership units	—	—	—	—	—	—	4,184	4,184
Net income	—	—	—	10,287	—	10,287	2,424	12,711
Change in unrealized loss on cash flow hedge	—	—	—	—	(169)	(169)	(58)	(227)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(800)	—	(800)	—	(800)
Series C, $42.97 per share	—	—	—	(2,406)	—	(2,406)	—	(2,406)
Distributions payable common stock ($0.40/share) and distributions payable partnership units ($0.40/unit)	—	—	—	(8,264)	—	(8,264)	(2,838)	(11,102)
Balance, March 31, 2014	$180,000	$206	$273,351	$(173,747)	$(1,561)	$278,249	$42,160	$320,409
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$12,711	$3,398
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	2	(10)
Depreciation and amortization of deferred leasing costs	10,180	16,352
Amortization of deferred debt costs	330	311
Non cash compensation costs of stock grants and options	205	139
Provision for credit losses	203	264
(Increase) decrease in accounts receivable and accrued income	(67)	92
Additions to deferred leasing costs	(701)	(907)
(Increase) decrease in prepaid expenses	657	(170)
Increase in other assets	(1,374)	(2,121)
Increase in accounts payable, accrued expenses and other liabilities	4,307	218
Decrease in deferred income	(2,528)	(1,886)
Net cash provided by operating activities	23,925	15,680
Cash flows from investing activities:
Acquisition of real estate investment	(8,000)	—
Additions to real estate investments	(3,227)	(3,635)
Additions to development and redevelopment projects	(2,661)	(1,429)
Net cash used in investing activities	(13,888)	(5,064)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	48,600
Repayments on mortgage notes payable	(5,433)	(35,390)
Proceeds from revolving credit facility	6,000	113,000
Repayments on revolving credit facility	(6,000)	(126,000)
Additions to deferred debt costs	—	(899)
Proceeds from the issuance of:
Common stock	2,718	6,302
Partnership units	4,184	—
Series C preferred stock	—	135,229
Preferred stock redemption payments:
Series A preferred	—	(60,000)
Series B preferred	—	(79,328)
Preferred stock redemption costs	—	(9)
Distributions to:
Series A preferred stockholders	(800)	(2,813)
Series B preferred stockholders	—	(3,253)
Series C preferred stockholders	(2,406)	—
Common stockholders	(7,408)	(7,217)
Noncontrolling interest	(2,838)	(2,489)
Net cash used in financing activities	(11,983)	(14,267)
Net decrease in cash and cash equivalents	(1,946)	(3,651)
Cash and cash equivalents, beginning of period	17,297	12,133
Cash and cash equivalents, end of period	$15,351	$8,482
The Notes to Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
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
The following table lists the properties acquired and in development since December 31, 2012 (no properties have been sold since 2012).

Name of Property	Location	Type	Year of Acquisition/ Development
Acquisitions
1580 Rockville Pike	Rockville, MD	Shopping Center	2014

Developments
Park Van Ness	Washington, DC	Mixed-Use	2013

As of March 31, 2014, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), one of which was designated as held-for-sale, six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of March 31, 2014, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two tenants individually accounted for more than 2.5% of the Company’s total revenue for the three months ended March 31, 2014. Giant Food, a tenant at ten Shopping Centers, and Safeway, a tenant at eight Shopping Centers, individually accounted for 4.9% and 2.7%, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2013, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $0.4 million and $0.6 million at March 31, 2014 and December 31, 2013, respectively.
In addition to rents due currently, accounts receivable includes approximately $37.5 million and $37.2 million, at March 31, 2014 and December 31, 2013, respectively, net of allowance for doubtful accounts totaling $0.5 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of March 31, 2014, the Company has classified as held-for-sale one operating property, comprising 70,040 square feet of gross leasable area. The book value of this property, which is included in Other Assets, was $0.5 million, net of accumulated depreciation of $1.0 million, which does not exceed its estimated fair value, less costs to sell, and liabilities were $0.1 million. Fair value was determined based on an executed contract to sell the property to a third party.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Notes to Consolidated Financial Statements (Unaudited)

Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress totaled $11.9 million ($9.7 million of which is related to the development of Park Van Ness), and $9.9 million ($7.9 million of which is related to the development of Park Van Ness) as of March 31, 2014 and December 31, 2013, respectively.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.3 million and $9.7 million, net of accumulated amortization of $4.8 million and $4.5 million, at March 31, 2014 and December 31, 2013, respectively.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.0 million and $26.1 million, net of accumulated amortization of $17.9 million and $16.6 million, as of March 31, 2014 and December 31, 2013, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $1.3 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.
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

Postemployment Benefits
From time to time, the Company may enter into an arrangement with an employee at the time of the employee’s separation from service whereby the employee will receive certain payments in exchange for certain releases, covenants not to compete, or other promises. If no future services are required in order for the employee to receive the payments, the Company estimates the amount of payments to be made over the life of the arrangement and records that amount as an expense as of the date of the arrangement with a corresponding liability representing the amount to be paid in the future. During the three months ended March 31, 2014, the Company recorded as compensation expense $1.1 million of severance payments to be made in the future pursuant to a separation agreement entered into during March 2014.
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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an

Notes to Consolidated Financial Statements (Unaudited)

undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2014 and 2013.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $0.1 million for the three months ended March 31, 2014. No interest was capitalized during the three months ended March 31, 2013. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the consolidated statements of operations totaled $8.9 million and $14.8 million for the three months ended March 31, 2014 and 2013, respectively. The $5.9 million decrease was primarily due to $6.0 million of additional depreciation expense recorded in 2013 on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013. Repairs and maintenance expense totaled $3.9 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively, and is included in property operating expenses in the Consolidated Statements of Operations. An increase of $1.7 million in snow removal costs was the primary cause of increased property operating expenses.
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

Notes to Consolidated Financial Statements (Unaudited)

A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of March 31, 2014, the director's deferred fee accounts comprise 224,548 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.4% common interest as of March 31, 2014. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
Per Share Data
Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. For the three months ended March 31, 2014 and 2013, options totaling 112,500 and 117,500, respectively, are not dilutive because the average share price of the Company’s common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.
Basic and Diluted Shares Outstanding

	Three Months Ended March 31,
(In thousands)	2014	2013
Weighted average common shares outstanding-Basic	20,623	20,146
Effect of dilutive options	41	33
Weighted average common shares outstanding-Diluted	20,664	20,179

Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property Plant and Equipment (Topic 360)” (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations such that disposals of components of an entity will be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations. ASU 2014-08 also requires additional disclosures about discontinued operations. ASU 2014-08 is effective for annual periods beginning after December 15, 2014, and interim periods within those years and early adoption is permitted. The Company retrospectively adopted ASU 2014-08 on April 15, 2014. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial condition or results of operations.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the three months ended March 31, 2014.

3.	Real Estate Acquired and Sold
Kentlands Pad
In August 2013, the Company purchased for $4.3 million, a retail pad with a 7,100 square foot restaurant located in Gaithersburg, Maryland, which is contiguous with and an expansion of the Company's other Kentlands assets, and incurred acquisition costs of $99,000.

Notes to Consolidated Financial Statements (Unaudited)

Hunt Club Pad
In December 2013, the Company purchased for $0.8 million, including acquisition costs, a retail pad with a 5,500 square foot vacant building located in Apopka, Florida, which is contiguous with an expansion of the Company's other Hunt Club asset.
1580 Rockville Pike
In January 2014, the Company purchased for 8.0 million, a single-tenant retail property with a 12,100 square foot CVS Pharmacy located in Rockville, Maryland, which is contiguous with and an expansion of the Company's asset at 1500 Rockville Pike, and incurred acquisition costs of $163,000. Of the total purchase price, $4.3 million was allocated to a below market lease, which is included in deferred income on the accompanying consolidated balance sheet and is being accreted to income over the remaining life of the lease, or approximately 10 years. The impact on the Company's results of operations is not material. The acquisition was recorded as follows.

(in thousands)
Land	$9,600
Building	2,200
In-place lease	513
Below-market rents	(4,313)
$8,000

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2014, the Saul Organization holds a 25.6% limited partnership interest in the Operating Partnership represented by approximately 7.1 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2014, approximately 887,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended March 31, 2014 and 2013, were approximately 27.7 million and 27.1 million, respectively.

5.	Mortgage Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The Company’s outstanding debt totaled approximately $814.6 million at March 31, 2014, of which approximately $784.6 million was fixed-rate debt and approximately $30.0 million was variable rate debt. The carrying value of the properties collateralizing the mortgage notes payable totaled $903.9 million as of March 31, 2014.
At March 31, 2014, the Company had a $175.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on May 20, 2016, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On March 31, 2014, based on the value of the Company’s unencumbered properties, approximately $172.0 million was available under the line, no borrowings were outstanding and approximately $628,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 160 basis points to 250 basis points. As of March 31, 2014, the margin was 160 basis points.
At March 31, 2014, the Company had a $71.6 million construction-to-permanent loan, with no amount outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.

Notes to Consolidated Financial Statements (Unaudited)

Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of each of the Northrock bank loan (approximately $7.5 million of the $14.7 million outstanding at March 31, 2014) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.3 million outstanding at March 31, 2014) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
At December 31, 2013, the Company’s outstanding debt totaled approximately $820.1 million, of which $789.9 million was fixed rate debt and $30.2 million was variable rate debt. No borrowings were outstanding on the Company’s unsecured revolving credit facility. The carrying value of the properties collateralizing the mortgage notes payable totaled $907.2 million as of December 31, 2013.
At March 31, 2014, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
April 1 through December 31, 2014	$—	$16,759	$16,759
2015	15,077	23,008	38,085
2016	28,931	23,444	52,375
2017	—	24,681	24,681
2018	27,872	24,696	52,568
2019	61,562	22,711	84,273
Thereafter	413,705	132,189	545,894
	$547,147	$267,488	$814,635
Interest expense and amortization of deferred debt costs for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Interest incurred	$11,240	$11,406
Amortization of deferred debt costs	330	311
Capitalized interest	(103)	—
	$11,467	$11,717

6.	Stockholders’ Equity and Noncontrolling Interest
The consolidated statements of operations for the three months ended March 31, 2014 and 2013 reflect noncontrolling interest of $2.4 million and ($1.6 million), respectively, representing the Saul Organization’s share of net income (loss) for each period.
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

Notes to Consolidated Financial Statements (Unaudited)

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
The Chairman and Chief Executive Officer, the Executive Vice President – Real Estate, and the Senior Vice President-Chief Accounting Officer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $91,300 and $90,000 for the three months ended March 31, 2014 and 2013, respectively. All amounts deferred by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2014 and 2013, the Company contributed $36,900 and $50,000, respectively, which is three times the amount deferred by employees and is included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.6 million and $1.6 million, at March 31, 2014 and December 31, 2013, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2014 and 2013, which included rental expense for the Company’s headquarters lease, totaled approximately $1.6 million and $1.6 million, respectively. The amounts are expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of March 31, 2014 and December 31, 2013, accounts payable, accrued expenses and other liabilities included approximately $407,300 and $499,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense was $195,700 and $212,000 for the three months ended March 31, 2014 and 2013, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $85,900 and $85,000 for the three months ended March 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, a former president of the Company, whereby Mr. Saul III will provide certain consulting services to the Company as an independent contractor and will be paid at a rate of $60,000 per month. The consulting agreement includes certain noncompete, nonsolicitation and nondisclosure covenants, and has a term of up to two years, although the consulting agreement is terminable by the Company at any time. During the three months ended March 31, 2014 and 2013, such consulting fees totaled $180,000.

8.	Stock Option Plans
The Company has established two stock incentive plans, the 1993 plan and the 2004 plan, as amended, (together, the “Plans”). Under the Plans, options were granted at an exercise price not less than the market value of the common stock on the date of grant and expire ten years from the date of grant. Officer options vest ratably over four years following the grant and are charged to expense using the straight-line method over the vesting period. Director options vest immediately and are charged to expense as of the date of grant.
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2014.

Notes to Consolidated Financial Statements (Unaudited)

Stock options issued

	Directors
Grant date	4/26/2004	5/6/2005	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	Subtotals
Total grant	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	317,500
Vested	30,000	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	317,500
Exercised	30,000	22,500	5,000	—	—	17,500	5,000	5,000	5,000	2,500	92,500
Forfeited	—	—	2,500	7,500	7,500	—	2,500	2,500	—	—	22,500
Exercisable at March 31, 2014	—	7,500	22,500	22,500	22,500	15,000	25,000	25,000	30,000	32,500	202,500
Remaining unexercised	—	7,500	22,500	22,500	22,500	15,000	25,000	25,000	30,000	32,500	202,500
Exercise price	$25.78	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42
Volatility	0.183	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333
Expected life (years)	5.0	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0
Assumed yield	5.75%	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%
Risk-free rate	3.57%	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%
Total value at grant date	$66,600	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$244,388	$262,946	$2,136,709
Expensed in previous years	66,600	71,100	143,400	285,300	254,700	222,950	287,950	297,375	244,388	262,946	2,136,709
Expensed in 2014	—	—	—	—	—	—	—	—	—	—	—
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/26/2004	5/6/2005	4/27/2007	5/13/2011	5/4/2012	5/10/2013		Subtotals			Grand Totals
Total grant	122,500	132,500	135,000	162,500	242,500	202,500		997,500			1,315,000
Vested	115,000	118,750	67,500	67,500	28,125	—		396,875			714,375
Exercised	115,000	84,850	—	16,250	1,875	—		217,975			310,475
Forfeited	7,500	13,750	67,500	41,250	130,000	—		260,000			282,500
Exercisable at March 31, 2014	—	33,900	67,500	51,250	26,250	—		178,900			381,400
Remaining unexercised	—	33,900	67,500	105,000	110,625	202,500		519,525			722,025
Exercise price	$25.78	$33.22	$54.17	$41.82	$39.29	$44.42
Volatility	0.183	0.207	0.233	0.330	0.315	0.304
Expected life (years)	7.0	8.0	6.5	8.0	8.0	8.0
Assumed yield	5.75%	6.37%	4.13%	4.81%	5.28%	5.12%
Risk-free rate	4.05%	4.15%	4.61%	2.75%	1.49%	1.49%
Total value at grant date	$292,775	$413,400	$1,258,848	$1,277,794	$1,442,148	$1,254,164		$5,939,129			$8,075,838
Forfeited options	17,925	35,100	—	252,300	813,800	—		1,119,125			1,119,125
Expensed in previous years	274,850	378,300	1,258,848	692,088	261,807	209,027		3,074,920			5,211,629
Expensed in 2014	—	—	—	58,838	39,271	78,384		176,493			176,493
Future expense	—	—	—	274,568	327,270	966,753		1,568,591			1,568,591
Weighted average term of remaining future expense (in years)					2.5

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	753,625	$42.55	$4,529,206
Granted	—	—	$—
Exercised	(31,600)	29.39	$555,959
Expired/Forfeited	—	—	—
Outstanding March 31	722,025	43.14	$3,724,265
Exercisable March 31	381,400	43.49	$2,150,234
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 31, 2014, the closing share price of $47.36 was lower than the exercise price of the 90,000 and 22,500 outstanding options granted in 2007 and 2008, respectively, and, therefore, those options had no intrinsic value as of March 31, 2014. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.8 years and 5.2 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.65% and 4.85%, would be approximately $832.9 million and $828.7 million, respectively, compared to the carrying value of $784.6 million and $789.9 million at March 31, 2014 and December 31, 2013, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of March 31, 2014, the fair value of the interest-rate swap was approximately $2.9 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended March 31,
(In thousands)	2014	2013
Change in fair value:
Recognized in earnings	$(2)	$10
Recognized in other comprehensive income	(227)	501
	$(229)	$511

Notes to Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies
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
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2014 presentation.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended March 31, 2014
Real estate rental operations:
Revenue	$39,819	$13,113	$15	$52,947
Expenses	(9,490)	(3,751)	—	(13,241)
Income from real estate	30,329	9,362	15	39,706
Interest expense and amortization of deferred debt costs	—	—	(11,467)	(11,467)
General and administrative	—	—	(4,680)	(4,680)
Acquisition related costs	(163)	—	—	(163)
Predevelopment expenses	—	(503)	—	(503)
Subtotal	30,166	8,859	(16,132)	22,893
Depreciation and amortization of deferred leasing costs	(6,897)	(3,283)	—	(10,180)
Change in fair value of derivatives	—	—	(2)	(2)
Net income (loss)	$23,269	$5,576	$(16,134)	$12,711
Capital investment	$10,732	$3,156	$—	$13,888
Total assets	$895,510	$293,919	$15,168	$1,204,597

Three months ended March 31, 2013
Real estate rental operations:
Revenue	$36,047	$13,108	$31	$49,186
Expenses	(7,755)	(4,221)	—	(11,976)
Income from real estate	28,292	8,887	31	37,210
Interest expense and amortization of deferred debt costs	—	—	(11,717)	(11,717)
Predevelopment expenses	—	(2,349)	—	(2,349)
General and administrative	—	—	(3,404)	(3,404)
Subtotal	28,292	6,538	(15,090)	19,740
Depreciation and amortization of deferred leasing costs	(6,829)	(9,523)	—	(16,352)
Change in fair value of derivatives	—	—	10	10
Net income (loss)	$21,463	$(2,985)	$(15,080)	$3,398
Capital investment	$3,499	$1,565	$—	$5,064
Total assets	$889,782	$295,008	$9,542	$1,194,332

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to March 31, 2014 and prior to the date the financial statements are issued or are available to be issued, and determined the following items are required to be disclosed.
On April 24, 2014, the Company purchased for $11.0 million a single-tenant retail property with a 40,700 square foot furniture store located at 1582 Rockville Pike in Rockville, Maryland, and concurrently sold to the seller, for $11.0 million, the 53,765 square foot Olney Center located in Olney, Maryland. 1582 Rockville Pike is contiguous with and an expansion of the Company’s assets at 1500 and 1580 Rockville Pike. In connection with the purchase, the Company incurred approximately $0.2 million of acquisition costs. The initial accounting for the acquisition is incomplete at this time.
Simultaneously with the sale of the Olney Center, the Company entered into a lease of the property with the buyer and continues to operate and manage the property. The lease term is 20 years and the Company has the option to purchase the property at the end of the lease term. The Company anticipates that this transaction will be accounted for as a secured financing.
On April 29, 2014, the Company sold for $7.5 million the 70,040 square foot Giant Center located in Milford Mill, Maryland. As of March 31, 2014, the carrying amounts of the associated assets and liabilities were $0.5 million and $0.1 million, respectively. There was no debt on the property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2013. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

•	such other risks as described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2013.
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2014.
Recent Developments
On March 25, 2014, Thomas H. McCormick tendered his resignation from the Board of Directors of the Company and each of its committees, effective as of April 11, 2014, to pursue other interests. In addition, Mr. McCormick notified the Company’s Chairman of the Board that he intended to resign as the Company’s President and Chief Operating Officer, which resignation was also effective as of April 11, 2014. Mr. McCormick’s resignation was not in connection with any disagreement with the Company about any matter.
The Company entered into a Separation Agreement with Mr. McCormick pursuant to which he will receive certain severance payments in exchange for a release and certain post-employment restrictions and obligations. Mr. McCormick will receive aggregate severance payments totaling $1,075,250, payable on regular payroll dates over the next two years. He will remain a consultant to the Company through May 15, 2014.

The Board of Directors is evaluating an appropriate replacement. In the interim, the Chief Executive Officer and the Executive Vice-President-Real Estate will manage the day-to-day operations of the Company.
On April 24, 2014, the Company purchased for $11.0 million a single-tenant retail property with a 40,700 square foot furniture store located at 1582 Rockville Pike in Rockville, Maryland, and concurrently sold to the same party, for $11.0 million, the 53,765 square foot Olney Center located in Olney, Maryland. 1582 Rockville Pike is contiguous with and an expansion of the Company’s assets at 1500 and 1580 Rockville Pike.
Simultaneously with the sale of the Olney Center, the Company entered into a lease of the property with the buyer and the Company continues to operate and manage the property. The lease term is 20 years and the Company has the option to purchase the property at the end of the lease term. The Company anticipates that this transaction will be accounted for as a secured financing.
On April 29, 2014, the Company sold for $7.5 million the 70,040 square foot Giant Center located in Milford Mill, Maryland. As of March 31, 2014, the carrying amounts of the associated assets and liabilities were $0.5 million and $0.1 million, respectively. There was no debt on the property.

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
During the first quarter of 2014, the Company completed the demolition of Van Ness Square and incurred approximately $503,000 of demolition costs. The Company has received government approvals and building permits and is developing a 271unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed by late 2015. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan.
The Company's tenants were further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the first quarter of 2014 hindered the ability of customers to shop. The costs of removing snow from the Company's properties during the three months ended March 31, 2014, was approximately $2.0 million, approximately 60% of which will be billable to tenants.
During the most recent downturn in the national real estate market, the effects on the office and retail markets in the metropolitan Washington, D.C. area, where the majority of the Company’s properties are located, initially were less severe than in many other areas of the country. However, continued economic stress in the local economies where the Company’s properties are located resulting from (a) issues facing the Federal government relating to spending cuts and budget policies (b) the severe winter weather conditions may lead to increased tenant bankruptcies, increased vacancies and decreased rental rates.

While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion. Vacancies continue to remain elevated in certain submarkets compared to pre-recession levels; however the Company’s overall leasing percentage on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 94.3% at March 31, 2014, compared to 92.8% at March 31, 2013.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2014, amortizing fixed-rate mortgage debt with staggered maturities from 2015 to 2028 represented approximately 96.3% of the Company’s notes payable, thus minimizing refinancing risk. As of March 31, 2014, the Company’s variable-rate debt consisted of a $14.7 million bank term loan secured by Northrock Shopping Center, and a $15.3 million bank term loan secured by Metro Pike Center. As of March 31, 2014, the Company has availability of approximately $172.0 million under its $175.0 million unsecured revolving line of credit.
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

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Same property revenue and operating income were $52.8 million and $39.6 million, respectively, for the three months ended March 31, 2014, representing increases of $4.0 million (8.3%) and $2.5 million (6.9%) over the three months ended March 31, 2013. Same property comparisons include 50 Shopping Centers and six Mixed-Use Properties which were in operation for the entirety of both periods.
Revenue

	Three Months Ended March 31,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Base rent	$40,563	$39,740	$823	2.1%
Expense recoveries	8,789	7,614	1,175	15.4%
Percentage rent	452	600	(148)	(24.7)%
Other	3,143	1,232	1,911	155.1%
Total revenue	$52,947	$49,186	$3,761	7.6%
Base rent includes $278,500 and $735,600 for the three months ended March 31, 2014 and 2013, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $363,300 and $439,100, for the three months ended March 31, 2014 and 2013, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 7.6% in the three months ended March 31, 2014 (“2014 Quarter”) compared to the three months ended March 31, 2013 (“2013 Quarter”) primarily due to (a) the $1.5 million impact of a lease termination at Seven Corners and (b) higher expense recoveries resulting primarily from higher snow removal expenses ($1.2 million).
Operating Expenses

	Three Months Ended March 31,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Property operating expenses	$7,585	$5,949	$1,636	27.5%
Provision for credit losses	203	264	(61)	(23.1)%
Real estate taxes	5,453	5,763	(310)	(5.4)%
Interest expense and amortization of deferred debt costs	11,467	11,717	(250)	(2.1)%
Depreciation and amortization of leasing costs	10,180	16,352	(6,172)	(37.7)%
General and administrative	4,680	3,404	1,276	37.5%
Acquisition related costs	163	—	163	—%
Predevelopment expenses	503	2,349	(1,846)	(78.6)%
Total operating expenses	$40,234	$45,798	$(5,564)	(12.1)%
Total operating expenses decreased 12.1% in the 2014 Quarter compared to the 2013 Quarter primarily due to $6.2 million of lower depreciation expense and $1.8 million of lower predevelopment expense, both of which related to the Company’s redevelopment activities at Park Van Ness, partially offset by $1.7 million of higher snow removal costs and $1.1 million of severance costs.
Property operating expenses. The increase in property operating expenses for the 2014 Quarter reflects a $1.7 million increase in snow removal costs to $2.0 million compared to $0.3 million in the 2013 Quarter.
Provision for credit losses. The provision for credit losses for the 2014 Quarter represents 0.38% of the Company’s revenue, a decrease from 0.54% for the 2013 Quarter.

Depreciation and amortization of leasing costs. The decrease in depreciation and amortization to $10.2 million in the 2014 Quarter from $16.4 million in the 2013 Quarter was primarily due to $6.2 million of additional depreciation expense recorded in 2013 related to Park Van Ness.
General and administrative expense. The increase in general and administrative expense was primarily due to accrued severance costs totaling approximately $1.1 million.
Predevelopment expenses. Predevelopment expenses represent costs incurred in connection with the redevelopment of Park Van Ness. Predevelopment expenses in the 2014 Quarter were compromised primarily of demolition costs and in the 2013 Quarter were comprised primarily of lease termination costs.

Liquidity and Capital Resources
Cash and cash equivalents totaled $15.4 million and $8.5 million at March 31, 2014 and 2013, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$23,925	$15,680
Net cash used in investing activities	(13,888)	(5,064)
Net cash used in financing activities	(11,983)	(14,267)
Decrease in cash and cash equivalents	$(1,946)	$(3,651)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. The $8.2 million increase in net cash provided by operating activities from 2013 to 2014 is primarily attributable to changes in other assets, accounts payable and deferred income which, in turn, are generally the results of the timing of collection of rents from tenants and payments to vendors.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Tenant improvement and property capital expenditures totaled $3.2 million and $3.6 million for the three months ended March 31, 2014 and 2013, respectively.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2014 primarily reflects:

•	the repayment of mortgage notes payable totaling $5.4 million;

•	revolving credit facility principal payments of $6.0 million;

•	distributions to common stockholders totaling $7.4 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $2.8 million; and

•	distributions to preferred stockholders totaling $3.2 million, which was partially offset by:

•	advance of $6.0 million from the revolving credit facility;

•	proceeds of $4.2 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP"); and

•	proceeds of $2.7 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options.
Net cash used in financing activities for the three months ended March 31, 2013 primarily reflects:

•	revolving credit facility payments of $126.0 million;

•	repayment of mortgage notes payable totaling $35.4 million;

•	partial redemption of Series A Preferred Stock totaling $60.0 million

•	redemption of Series B Preferred Stock totaling $79.3 million

•	distributions to common stockholders totaling $7.2 million;

•	payments of $0.9 million for debt financing costs;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $2.5 million; and

•	distributions made to preferred stockholders totaling $6.1 million;
which was partially offset by:

•	proceeds of $48.6 million received from mortgage notes payable;

•	advances from the revolving credit facility totaling $113.0 million;

•	proceeds of $135.2 million from the issuance of Series C Preferred Stock; and

•	proceeds of $6.3 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing Park Van Ness, a primarily residential project with street-level retail. The total cost of the project, excluding predevelopment expense and land costs, is expected to be approximately $93.0 million, a portion of which will be funded with a $71.6 million construction-to-permanent loan and the remainder will be funded with the Company's working capital, including its existing line of credit. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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

As of March 31, 2014, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
April 1 through December 31, 2014	$—	$16,759	$16,759
2015	15,077	23,008	38,085
2016	28,931	23,444	52,375
2017	—	24,681	24,681
2018	27,872	24,696	52,568
2019	61,562	22,711	84,273
Thereafter	413,705	132,189	545,894
	$547,147	$267,488	$814,635
Management believes that the Company’s capital resources, which at March 31, 2014 included cash balances of approximately $15.4 million and borrowing availability of approximately $172.0 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 37,865 and 143,591 shares under the DRIP at a weighted average discounted price of $45.15 and $41.67 per share, during the three months ended March 31, 2014 and 2013, respectively. The Company issued 91,352 limited partnership units under the DRIP at a weighted average price of $45.80 per unit during the three months ended March 31, 2014. No limited partnership units were issued under the DRIP during 2013. The Company also credited 1,723 and 1,877 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $45.15 and $41.67 per share, during the three months ended March 31, 2014 and 2013, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2014.
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
The Company maintains an unsecured revolving credit facility which provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on May 20, 2016, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of March 31, 2014, no borrowings were outstanding, approximately $172.0 million was available under the line and approximately $628,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 160 basis points to 250 basis points. Based on the leverage ratio as of March 31, 2014, the margin was 160 basis points.

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
As of March 31, 2014, the Company was in compliance with all such covenants.
At March 31, 2014, the Company had a $71.6 million construction-to-permanent loan, with no amount outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of each of the Northrock bank term loan (approximately $7.5 million of the $14.7 million outstanding at March 31, 2014) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.3 million outstanding at March 31, 2014) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
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

Funds From Operations
Funds From Operations (FFO)1 available to common shareholders for the three months ended March 31, 2014, totaled $19.7 million, an increase of 93.8% compared to the three months ended March 31, 2013. The increase in FFO available to common shareholders for the three months ended March 31, 2014 was primarily due to (a) lower preferred stock redemption charges ($5.2 million), (b) increased property operating income ($2.5 million) and (c) lower predevelopment expense ($1.8 million).
The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Net income	$12,711	$3,398
Add:
Real estate depreciation and amortization	10,180	16,352
FFO	22,891	19,750
Subtract:
Preferred stock dividends	(3,206)	(4,364)
Preferred stock redemption	—	(5,228)
FFO available to common shareholders	$19,685	$10,158
Weighted average shares:
Diluted weighted average common stock	20,664	20,179
Convertible limited partnership units	7,063	6,914
Average shares and units used to compute FFO per share	27,727	27,093
FFO per share available to common shareholders	$0.71	$0.37

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

Acquisitions and Redevelopments
During the remainder of the year, the Company will continue its activities related to the development of Park Van Ness and may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the balance of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2013 and the three months ended March 31, 2014.

Park Van Ness
During the first quarter of 2014, the Company completed the demolition of Van Ness Square and incurred approximately $503,000 of demolition costs. The Company has received government approvals and building permits and is developing a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed by late 2015. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan.
Kentlands Pad
In August 2013, the Company purchased for $4.3 million, a retail pad with a 7,100 square foot restaurant building located in Gaithersburg, Maryland, which is contiguous with and an expansion of the Company's other Kentlands assets, and incurred acquisition costs of $99,000. The Company has leased the building to a restaurant which is scheduled to open in the second quarter of 2014.
Hunt Club Pad
In December 2013, the Company purchased for $0.8 million, including acquisition costs, a retail pad with a 5,500 square foot vacant building located in Apopka, Florida, which is contiguous with and an expansion of the Company's other Hunt Club asset.
1580 and 1582 Rockville Pike
In January 2014, the Company purchased for $8.0 million a single-tenant retail property with a 12,100 square foot CVS Pharmacy located at 1580 Rockville Pike in Rockville, Maryland, and incurred acquisition costs of $163,000.
On April 24, 2014, the Company purchased for $11.0 million a single-tenant retail property with a 40,700 square foot furniture store located at 1582 Rockville Pike in Rockville, Maryland, and incurred acquisition costs totaling approximately $0.2 million. Concurrently with the purchase, the Company sold to the same party, for $11.0 million, the 53,765 square foot Olney Center located in Olney, Maryland.
The properties at 1580 and 1582 Rockville Pike are contiguous with and an expansion of the Company’s assets at 1500 Rockville Pike. When combined with 1500 Rockville Pike, the three properties comprise 9.2 acres which are zoned for development potential of up to 1.1 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Olney
Simultaneously with the sale of Olney Center, the Company entered into a lease of the property with the buyer and the Company continues to operate and manage the property. The lease term is 20 years and the Company has the option to purchase the property at the end of the lease term. The Company anticipates that this transaction will be accounted for as a secured financing.
Giant
On April 29, 2014, the Company sold for $7.5 million the 70,040 square foot Giant Center located in Milford Mill, Maryland. As of March 31, 2014, the carrying amounts of the associated assets and liabilities were $0.5 million and $0.1 million, respectively. There was no debt on the property.
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2014	50	6	7,892,369	1,452,742	94.8%	90.7%
March 31, 2013	50	7	7,877,000	1,612,200	93.6%	79.8%
As of March 31, 2014, 94.3% of the commercial portfolio (all properties except the Clarendon Center apartments) was leased, an increase from 91.5% at March 31, 2013. On a same property basis, 94.3% of the commercial portfolio was leased, an increase from 92.8% at March 31, 2013. As of March 31, 2014, the Clarendon Center apartments were 98.8% leased.

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

			Average Base Rent per Square Foot
Three months ended March 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2014	287,400	68	$23.84	$23.04
2013	341,530	71	16.69	17.17

During the three months ended March 31, 2014, the Company entered into 53 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.38 from $3.36. During the three months ended March 31, 2013, the Company entered into 56 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.36 from $3.21.
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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The fair value of the swap at March 31, 2014 was approximately $2.9 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2014, the Company had variable rate indebtedness totaling $30.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2014 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $301,000 based on those balances. As of March 31, 2014, the Company had fixed-rate indebtedness totaling $784.6 million with a weighted average interest rate of 5.67%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2014 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $47.0 million less than the carrying value.
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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.
During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2013 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 31, 2014 dividend distribution acquired 22,826 shares of common stock at a price of $45.15 per share and 91,352 limited partnership units at a price of $45.80 per share. Mr. Saul II also acquired 2,500 shares of common stock, at a price of $25.78 per share, as a result of the exercise of options granted in 2004.

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

	(w)	Separation Agreement, dated as of March 25, 2014, by and among Saul Centers, Inc., B. F. Saul Company and Thomas H. McCormick (filed herewith).

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.		Schedule of Portfolio Properties (filed herewith).

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: May 7, 2014	/s/ B. Francis Saul II
B. Francis Saul II, Chairman and Chief Executive Officer

Date: May 7, 2014	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: May 7, 2014	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)