Form 10-Q
period 2014-06-30
SAUL CENTERS INC
filed 2014-08-04
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of July 31, 2014: 20.8 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate investments
Land	$373,898	$354,967
Buildings and equipment	1,102,390	1,094,605
Construction in progress	16,259	9,867
	1,492,547	1,459,439
Accumulated depreciation	(380,608)	(364,663)
	1,111,939	1,094,776
Cash and cash equivalents	21,829	17,297
Accounts receivable and accrued income, net	44,114	43,884
Deferred leasing costs, net	26,693	26,052
Prepaid expenses, net	1,634	4,047
Deferred debt costs, net	10,564	9,675
Other assets	10,655	2,944
Total assets	$1,227,428	$1,198,675
Liabilities
Notes payable	$820,145	$820,068
Revolving credit facility payable	—	—
Dividends and distributions payable	14,398	13,135
Accounts payable, accrued expenses and other liabilities	24,655	20,141
Deferred income	31,575	30,205
Total liabilities	890,773	883,549
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 16,000 shares issued and outstanding	40,000	40,000
Series C Cumulative Redeemable, 56,000 shares issued and outstanding	140,000	140,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 20,779,740 and 20,576,616 shares issued and outstanding, respectively	208	206
Additional paid-in capital	279,243	270,428
Accumulated deficit	(169,222)	(172,564)
Accumulated other comprehensive loss	(1,873)	(1,392)
Total Saul Centers, Inc. stockholders’ equity	288,356	276,678
Noncontrolling interest	48,299	38,448
Total stockholders’ equity	336,655	315,126
Total liabilities and stockholders’ equity	$1,227,428	$1,198,675
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Base rent	$41,038	$39,553	$81,601	$79,293
Expense recoveries	7,825	7,463	16,614	15,077
Percentage rent	453	338	905	938
Other	2,970	1,455	6,113	2,687
Total revenue	52,286	48,809	105,233	97,995
Operating expenses
Property operating expenses	6,138	6,041	13,723	11,990
Provision for credit losses	107	285	310	549
Real estate taxes	5,584	5,433	11,037	11,196
Interest expense and amortization of deferred debt costs	11,486	11,709	22,953	23,426
Depreciation and amortization of deferred leasing costs	10,309	12,472	20,489	28,824
General and administrative	4,023	3,925	8,703	7,329
Acquisition related costs	216	—	379	—
Predevelopment expenses	—	1,233	503	3,582
Total operating expenses	37,863	41,098	78,097	86,896
Operating income	14,423	7,711	27,136	11,099
Change in fair value of derivatives	(5)	51	(7)	61
Gain on sale of property	6,069	—	6,069	—
Net Income	20,487	7,762	33,198	11,160
Noncontrolling interest
(Income) loss attributable to noncontrolling interests	(4,433)	(1,168)	(6,857)	418
Net income attributable to Saul Centers, Inc.	16,054	6,594	26,341	11,578
Preferred stock redemption	—	—	—	(5,228)
Preferred stock dividends	(3,207)	(3,207)	(6,413)	(7,571)
Net income (loss) attributable to common stockholders	$12,847	$3,387	$19,928	$(1,221)
Per share net income (loss) attributable to common stockholders
Basic and diluted	$0.62	$0.17	$0.96	$(0.06)
Dividends declared per common share outstanding	$0.40	$0.36	$0.80	$0.72
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$20,487	$7,762	$33,198	$11,160
Other comprehensive income
Change in unrealized loss on cash flow hedge	(420)	1,763	(647)	2,264
Total comprehensive income	20,067	9,525	32,551	13,424
Comprehensive income attributable to noncontrolling interests	(4,325)	(1,617)	(6,691)	(159)
Total comprehensive income attributable to Saul Centers, Inc.	15,742	7,908	25,860	13,265
Preferred stock redemption	—	—	—	(5,228)
Preferred stock dividends	(3,207)	(3,207)	(6,413)	(7,571)
Total comprehensive income attributable to common stockholders	$12,535	$4,701	$19,447	$466
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2013	$180,000	$206	$270,428	$(172,564)	$(1,392)	$276,678	$38,448	$315,126
Issuance of 203,124 shares of common stock:
99,800 shares pursuant to dividend reinvestment plan	—	1	4,447	—	—	4,448	—	4,448
103,324 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	1	4,368	—	—	4,369	—	4,369
Issuance of 196,183 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	8,877	8,877
Net income	—	—	—	26,341	—	26,341	6,857	33,198
Change in unrealized loss on cash flow hedge	—	—	—	—	(481)	(481)	(166)	(647)
Preferred stock distributions:
Series A	—	—	—	(800)	—	(800)	—	(800)
Series C	—	—	—	(2,406)	—	(2,406)	—	(2,406)
Common stock distributions	—	—	—	(8,275)	—	(8,275)	—	(8,275)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(800)	—	(800)	—	(800)
Series C, $42.97 per share	—	—	—	(2,406)	—	(2,406)	—	(2,406)
Distributions payable common stock ($0.40/share) and distributions payable partnership units ($0.40/unit)	—	—	—	(8,312)	—	(8,312)	(5,717)	(14,029)
Balance, June 30, 2014	$180,000	$208	$279,243	$(169,222)	$(1,873)	$288,356	$48,299	$336,655
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$33,198	$11,160
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	7	(61)
Gain on sale of property	(6,069)	—
Depreciation and amortization of deferred leasing costs	20,489	28,824
Amortization of deferred debt costs	614	625
Non cash compensation costs of stock grants and options	658	695
Provision for credit losses	310	549
(Increase) decrease in accounts receivable and accrued income	(218)	(844)
Additions to deferred leasing costs	(1,862)	(1,862)
(Increase) decrease in prepaid expenses	2,399	2,226
Increase in other assets	(7,711)	(1,886)
Increase in accounts payable, accrued expenses and other liabilities	4,309	(1,024)
Decrease in deferred income	(3,379)	(4,359)
Net cash provided by operating activities	42,745	34,043
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(8,545)	—
Additions to real estate investments	(7,002)	(7,322)
Additions to development and redevelopment projects	(6,343)	(4,054)
Proceeds from sale of property	6,679	—
Net cash used in investing activities	(15,211)	(11,376)
Cash flows from financing activities:
Proceeds from notes payable (1)	—	83,600
Repayments on notes payable	(10,923)	(47,152)
Proceeds from revolving credit facility	11,000	123,000
Repayments on revolving credit facility	(11,000)	(161,000)
Additions to deferred debt costs	(1,303)	(1,254)
Proceeds from the issuance of:
Common stock	8,159	12,683
Partnership units	8,877	—
Series C preferred stock	—	135,221
Preferred stock redemption payments:
Series A preferred	—	(60,000)
Series B preferred	—	(79,328)
Preferred stock redemption costs	—	(9)
Distributions to:
Series A preferred stockholders	(1,600)	(3,613)
Series B preferred stockholders	—	(3,253)
Series C preferred stockholders	(4,812)	(1,283)
Common stockholders	(15,683)	(14,489)
Noncontrolling interest	(5,717)	(4,978)
Net cash used in financing activities	(23,002)	(21,855)
Net increase in cash and cash equivalents	4,532	812
Cash and cash equivalents, beginning of period	17,297	12,133
Cash and cash equivalents, end of period	$21,829	$12,945
Supplemental discussion of non-cash investing and financing activities:
        (1) The 2014 acquisition of real estate and proceeds from notes payable each exclude $11,000 in connection with the sale and leaseback of the Company's Olney property.

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
The following table lists the properties acquired, in development and disposed since December 31, 2012.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
1580 Rockville Pike	Rockville, MD	Shopping Center	2014
1582 Rockville Pike	Rockville, MD	Shopping Center	2014
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013
Dispositions
Giant	Baltimore, MD	Shopping Center	2014

As of June 30, 2014, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 operating shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of June 30, 2014, 31 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two tenants individually accounted for 2.5% or more of the Company’s total revenue for the six months ended June 30, 2014. Excluding the results of the Giant Center, which was recently sold and at which Giant Food is a tenant, Giant Food, a tenant at nine Shopping Centers, and Safeway, a tenant at eight Shopping Centers, individually accounted for 4.6% and 2.5%, respectively, of the Company's total revenue for the six months ended June 30, 2014.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $0.4 million and $0.6 million at June 30, 2014 and December 31, 2013, respectively.
In addition to rents due currently, accounts receivable includes approximately $37.5 million and $37.2 million, at June 30, 2014 and December 31, 2013, respectively, net of allowance for doubtful accounts totaling $0.2 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of June 30, 2014, no properties were classified as held for sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as

Notes to Consolidated Financial Statements (Unaudited)

architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of June 30, 2014 and December 31, 2013, is composed of the following:

(in thousands)	June 30, 2014	December 31, 2013
Park Van Ness	$13,845	$7,901
Other	2,414	1,966
Total	$16,259	$9,867

Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $10.6 million and $9.7 million, net of accumulated amortization of $5.2 million and $4.5 million, at June 30, 2014 and December 31, 2013, respectively.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.7 million and $26.1 million, net of accumulated amortization of $19.1 million and $16.6 million, as of June 30, 2014 and December 31, 2013, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $2.6 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively.
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

Postemployment Benefits
From time to time, the Company may enter into an arrangement with an employee at the time of the employee’s separation from service whereby the employee will receive certain payments in exchange for certain releases, covenants not to compete, or other promises. If no future services are required in order for the employee to receive the payments, the Company estimates the amount of payments to be made over the life of the arrangement and records that amount as an expense as of the date of the arrangement with a corresponding liability representing the amount to be paid in the future. During the six months ended June 30, 2014, the Company recorded as compensation expense $1.1 million of severance payments to be made in the future pursuant to a separation agreement entered into during March 2014.
Predevelopment Expenses
Predevelopment expenses represent certain costs incurred by the Company in connection with active development and redevelopment projects and include, for example, costs related to the early termination of tenant leases and demolition of existing structures.
Real Estate Investment Properties
The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. From time to time the Company may purchase a property for future development purposes. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of below market lease intangibles is recorded as deferred income and accreted as additional revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and amortized as a reduction of revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair values of the intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. Acquisition-related transaction costs are generally charged to expense as incurred and reported as acquisition related costs in the consolidated statements of operations.
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an

Notes to Consolidated Financial Statements (Unaudited)

undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the six months ended June 30, 2014 and 2013.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $243,000 and $34,000 for the six months ended June 30, 2014 and 2013, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the consolidated statements of operations totaled $17.9 million and $25.6 million for the six months ended June 30, 2014 and 2013, respectively. The $7.7 million decrease was primarily due to $8.0 million of additional depreciation expense recorded in 2013 on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013. Repairs and maintenance expense totaled $6.5 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively, and is included in property operating expenses in the Consolidated Statements of Operations. An increase of $1.7 million in snow removal costs was the primary cause of increased property operating expenses.
Revenue Recognition
Rental and interest income are accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs, and are recognized in the period in which the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a breakpoint specified in the lease agreement.
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

Notes to Consolidated Financial Statements (Unaudited)

A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of June 30, 2014, the director's deferred fee accounts comprise 227,233 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.3% common interest as of June 30, 2014. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
Per Share Data
Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are non-dilutive. The following table sets forth, for the indicated periods, weighted averages of the number of common shares outstanding, basic and dilutive, the effect of dilutive options and the number of options which are not dilutive because the average price of the Company's common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Weighted average common shares outstanding-Basic	20,717	20,301	20,670	20,224
Effect of dilutive options	26	22	32	27
Weighted average common shares outstanding-Diluted	20,743	20,323	20,702	20,251
Non-dilutive options (1)	113	118	113	118

(1) The non-dilutive options were issued in 2007 and 2008.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance and will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years and early adoption is not permitted. ASU 2014-09 must be applied retrospectively by either restating prior periods or by recognizing the cumulative effect as of the first date of application. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the six months ended June 30, 2014.

3.	Real Estate Acquired and Sold
Kentlands Pad
In August 2013, the Company purchased for $4.3 million a retail pad with a 7,100 square foot restaurant located in Gaithersburg, Maryland, which is contiguous with and an expansion of the Company's other Kentlands assets, and incurred acquisition costs of $99,000.
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
$8,000
1582 Rockville Pike and Olney Center
In April 2014, the Company purchased for $11.0 million a single-tenant retail property with a 40,700 square foot furniture store located at 1582 Rockville Pike in Rockville, Maryland, and concurrently sold to the seller, for $11.0 million, the 53,765 square foot Olney Center located in Olney, Maryland. 1582 Rockville Pike is contiguous with and an expansion of the Company’s assets at 1500 and 1580 Rockville Pike. In connection with the purchase, the Company incurred approximately $0.2 million of acquisition costs. The impact on the Company's results of operations is not material. The acquisition was recorded as follows.

(in thousands)
Land	$9,742
Building	828
In-place lease	849
Below-market rents	(419)
$11,000

Simultaneously with the sale of the Olney Center, the Company entered into a lease of the property with the buyer and continues to operate, lease and manage the property. The lease term is 20 years and the Company has the option to purchase the property for $14.6 million at the end of the lease term. The purchaser has the right to sell the property to the Company at any time from and after April 2016 at a price equal to $11.0 million increased by 1.5% annually beginning January 1, 2015 and continuing each January thereafter. The Company has accounted for this transaction as a secured financing.

Notes to Consolidated Financial Statements (Unaudited)

Giant Center
In April 2014, the Company sold for $7.5 million the 70,040 square foot Giant Center located in Milford Mill, Maryland and recognized a $6.1 million gain. As of March 31, 2014, the carrying amounts of the associated assets and liabilities were $0.5 million and $0.1 million, respectively. There was no debt on the property.

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of June 30, 2014, the Saul Organization holds a 25.7% limited partnership interest in the Operating Partnership represented by approximately 7.2 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2014, approximately 975,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.7% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended June 30, 2014 and 2013, were approximately 27.9 million and 27.2 million, respectively, and for the six months ended June 30, 2014 and 2013, were approximately 27.8 million and 27.2 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The Company’s outstanding debt totaled approximately $820.1 million at June 30, 2014, of which approximately $790.2 million was fixed-rate debt and approximately $29.9 million was variable rate debt. The carrying value of the properties collateralizing the notes payable totaled $901.0 million as of June 30, 2014.
During the three months ended June 30, 2014, the Company amended and restated its revolving credit facility. At June 30, 2014, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On June 30, 2014, based on the value of the Company’s unencumbered properties, approximately $274.4 million was available under the line, no borrowings were outstanding and approximately $628,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of June 30, 2014, the margin was 145 basis points.
At June 30, 2014, the Company had a $71.6 million construction-to-permanent loan, with no amount outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of each of the Northrock bank loan (approximately $7.5 million of the $14.7 million outstanding at June 30, 2014) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.2 million outstanding at June 30, 2014) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
The Company accounts for the sale-leaseback of the Olney Center as a secured financing and, accordingly, the $11.0 million proceeds from the sale are included in notes payable. Monthly payments of approximately $60,400, which increase by 1.5% annually, are required under the lease and interest accrues at a fixed rate of 8.0%, which is the implicit rate under the lease. The purchaser has the right to sell the property to the Company at any time from and after April 2016 at a price equal to $11.0 million increased by 1.5% annually beginning January 1, 2015 and continuing each January thereafter. The Company has an option to repurchase the property for $14.6 million when the lease expires in April 2034.
At December 31, 2013, the Company’s outstanding debt totaled approximately $820.1 million, of which $789.9 million was fixed rate debt and $30.2 million was variable rate debt. No borrowings were outstanding on the Company’s unsecured

Notes to Consolidated Financial Statements (Unaudited)

revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled $907.2 million as of December 31, 2013.
At June 30, 2014, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
July 1 through December 31, 2014	$—	$11,223	$11,223
2015	14,885	23,208	38,093
2016	28,879	23,496	52,375
2017	—	24,679	24,679
2018	27,748	24,821	52,569
2019	60,793	23,489	84,282
Thereafter	421,169	135,755	556,924
	$553,474	$266,671	$820,145
Interest expense and amortization of deferred debt costs for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Interest incurred	$11,342	$11,429	$22,582	$22,835
Amortization of deferred debt costs	284	314	614	625
Capitalized interest	(140)	(34)	(243)	(34)
	$11,486	$11,709	$22,953	$23,426

6.	Stockholders’ Equity and Noncontrolling Interest
The consolidated statements of operations for the six months ended June 30, 2014 and 2013, reflect noncontrolling interest of $6.9 million and ($0.4 million), respectively, representing the Saul Organization’s share of net income (loss) for each period.
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

Notes to Consolidated Financial Statements (Unaudited)

generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

7.	Related Party Transactions
The Chairman and Chief Executive Officer, the President, the Executive Vice President - Chief Legal and Administrative Officer and the Senior Vice President-Chief Accounting Officer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $191,600 and $189,000 for the six months ended June 30, 2014 and 2013, respectively. All amounts deferred by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2014 and 2013, the Company contributed $71,100 and $103,000, respectively, which is three times the amount deferred by employees and is included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.7 million and $1.6 million, at June 30, 2014 and December 31, 2013, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2014 and 2013, which included rental expense for the Company’s headquarters lease, totaled approximately $3.6 million and $3.2 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of June 30, 2014 and December 31, 2013, accounts payable, accrued expenses and other liabilities included approximately $479,900 and $499,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense was $414,000 and $428,000 for the six months ended June 30, 2014 and 2013, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $169,700 and $167,000 for the six months ended June 30, 2014 and 2013, respectively.
Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, a former president of the Company, whereby Mr. Saul III will provide certain consulting services to the Company as an independent contractor and will be paid at a rate of $60,000 per month. The consulting agreement includes certain noncompete, nonsolicitation and nondisclosure covenants, and has a term of up to two years, although the consulting agreement is terminable by the Company at any time. For each of the six months ended June 30, 2014 and 2013, such consulting fees totaled $360,000.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2014.

Notes to Consolidated Financial Statements (Unaudited)

Stock options issued

	Directors
Grant date	5/6/2005	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	Subtotals
Total grant	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	317,500
Vested	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	317,500
Exercised	22,500	10,000	—	—	20,000	10,000	10,000	10,000	7,500	—	90,000
Forfeited	—	2,500	7,500	7,500	—	2,500	2,500	—	—	—	22,500
Exercisable at June 30, 2014	7,500	17,500	22,500	22,500	12,500	20,000	20,000	25,000	27,500	30,000	205,000
Remaining unexercised	7,500	17,500	22,500	22,500	12,500	20,000	20,000	25,000	27,500	30,000	205,000
Exercise price	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03
Volatility	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173
Expected life (years)	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%
Risk-free rate	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%
Total value at grant date	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$244,388	$262,946	$101,726	$2,171,835
Expensed in previous years	71,100	143,400	285,300	254,700	222,950	287,950	297,375	244,388	262,946	—	2,070,109
Expensed in 2014	—	—	—	—	—	—	—	—	—	101,726	101,726
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	5/6/2005	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	Subtotals				Grand Totals
Total grant	132,500	135,000	162,500	242,500	202,500	170,000	1,045,000				1,362,500
Vested	118,750	67,500	105,625	56,250	50,625	—	398,750				716,250
Exercised	84,850	—	30,955	18,902	8,853	—	143,560				233,560
Forfeited	13,750	67,500	43,750	135,000	30,000	—	290,000				312,500
Exercisable at June 30, 2014	33,900	67,500	63,420	37,348	41,772	—	243,940				448,940
Remaining unexercised	33,900	67,500	87,795	88,598	163,647	170,000	611,440				816,440
Exercise price	$33.22	$54.17	$41.82	$39.29	$44.42	$47.03
Volatility	0.207	0.233	0.330	0.315	0.304	0.306
Expected life (years)	8.0	6.5	8.0	8.0	8.0	7.0
Assumed yield	6.37%	4.13%	4.81%	5.28%	5.12%	4.89%
Risk-free rate	4.15%	4.61%	2.75%	1.49%	1.49%	2.17%
Gross value at grant date	$413,400	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,397,400	$7,435,975				$9,607,810
Estimated forfeitures	35,100	80,350	387,550	889,690	280,468	174,700	1,847,858				1,847,858
Expensed in previous years	378,300	1,258,850	692,088	261,807	209,027	—	2,800,072				4,870,181
Expensed in 2014	—	—	113,205	78,546	149,360	50,947	392,058				493,784
Future expense	—	—	173,782	288,007	762,445	1,171,753	2,395,987				2,395,987
Weighted average term of remaining future expense (in years)				3.1

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	753,625	$42.55	$4,529,206
Granted	200,000	47.03	314,000
Exercised	(99,685)	37.23	1,018,511
Expired/Forfeited	(37,500)	43.56
Outstanding June 30	816,440	44.26	4,078,348
Exercisable June 30	448,940	43.87	2,659,611
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At June 30, 2014, the closing share price of $48.60 was lower than the exercise price of the 90,000 and 22,500 outstanding options granted in 2007 and 2008, respectively, and, therefore, those options had no intrinsic value as of June 30, 2014. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.2 years and 5.7 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.35% and 4.85%, would be approximately $852.0 million and $828.7 million, respectively, compared to the carrying value of $790.2 million and $789.9 million at June 30, 2014 and December 31, 2013, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of June 30, 2014, the fair value of the interest-rate swap was approximately $3.2 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Change in fair value:
Recognized in earnings	$(5)	$51	$(7)	$61
Recognized in other comprehensive income	(420)	1,763	(647)	2,264
	$(425)	$1,814	$(654)	$2,325

Notes to Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies
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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended June 30, 2014
Real estate rental operations:
Revenue	$39,056	$13,210	$20	$52,286
Expenses	(8,002)	(3,827)	—	(11,829)
Income from real estate	31,054	9,383	20	40,457
Interest expense and amortization of deferred debt costs	—	—	(11,486)	(11,486)
General and administrative	—	—	(4,023)	(4,023)
Acquisition related costs	(216)	—	—	(216)
Predevelopment expenses	—	—	—	—
Subtotal	30,838	9,383	(15,489)	24,732
Depreciation and amortization of deferred leasing costs	(6,911)	(3,398)	—	(10,309)
Gain on sale of property	6,069	—	—	6,069
Change in fair value of derivatives	—	—	(5)	(5)
Net income (loss)	$29,996	$5,985	$(15,494)	$20,487
Capital investment	$13,592	$4,865	$—	$18,457
Total assets	$906,399	$297,009	$24,020	$1,227,428

Three months ended June 30, 2013
Real estate rental operations:
Revenue	$35,749	$13,047	$13	$48,809
Expenses	(7,222)	(4,537)	—	(11,759)
Income from real estate	28,527	8,510	13	37,050
Interest expense and amortization of deferred debt costs	—	—	(11,709)	(11,709)
General and administrative	—	—	(3,925)	(3,925)
Predevelopment expenses	—	(1,233)	—	(1,233)
Subtotal	28,527	7,277	(15,621)	20,183
Depreciation and amortization of deferred leasing costs	(6,913)	(5,559)	—	(12,472)
Change in fair value of derivatives	—	—	51	51
Net income (loss)	$21,614	$1,718	$(15,570)	$7,762
Capital investment	$2,305	$4,007	$—	$6,312
Total assets	$885,816	$292,048	$13,746	$1,191,610

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2014
Real estate rental operations:
Revenue	$78,875	$26,323	$35	$105,233
Expenses	(17,492)	(7,578)	—	(25,070)
Income from real estate	61,383	18,745	35	80,163
Interest expense and amortization of deferred debt costs	—	—	(22,953)	(22,953)
General and administrative	—	—	(8,703)	(8,703)
Acquisition related costs	(379)	—	—	(379)
Predevelopment expenses	—	(503)	—	(503)
Subtotal	61,004	18,242	(31,621)	47,625
Depreciation and amortization of deferred leasing costs	(13,808)	(6,681)	—	(20,489)
Gain on sale of property	6,069	—	—	6,069
Change in fair value of derivatives	—	—	(7)	(7)
Net income (loss)	$53,265	$11,561	$(31,628)	$33,198
Capital investment	$24,324	$8,021	$—	$32,345
Total assets	$906,399	$297,009	$24,020	$1,227,428

Six months ended June 30, 2013
Real estate rental operations:
Revenue	$71,796	$26,155	$44	$97,995
Expenses	(14,977)	(8,758)	—	(23,735)
Income from real estate	56,819	17,397	44	74,260
Interest expense and amortization of deferred debt costs	—	—	(23,426)	(23,426)
General and administrative	—	—	(7,329)	(7,329)
Predevelopment expenses	—	(3,582)	—	(3,582)
Subtotal	56,819	13,815	(30,711)	39,923
Depreciation and amortization of deferred leasing costs	(13,742)	(15,082)	—	(28,824)
Change in fair value of derivatives	—	—	61	61
Net income (loss)	$43,077	$(1,267)	$(30,650)	$11,160
Capital investment	$5,804	$5,572	$—	$11,376
Total assets	$885,816	$292,048	$13,746	$1,191,610

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to June 30, 2014 and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2014.
Recent Developments
Effective as of May 9, 2014, Mr. J. Page Lansdale was promoted and named as President and Chief Operating Officer of the Company. Mr. Lansdale served as our Executive Vice President – Real Estate since September 4, 2012. Prior to that time, he served as a Senior Vice President of the Company since 2009. Beginning in 1990, Mr. Lansdale held various positions with Chevy Chase Bank, F.S.B., including most recently Senior Vice President of Corporate Real Estate from 2004 to 2009.

Also effective as of May 9, 2014, Ms. Christine Nicolaides Kearns was hired as the Company’s Executive Vice President and Chief Legal and Administrative Officer. Prior to joining the Company, Ms. Kearns was a Partner with the law firm Pillsbury Winthrop Shaw Pittman LLP for 20 years, most recently serving as the Managing Partner of the firm’s Washington, DC office.

Mr. Lansdale and Ms. Kearns are also officers of other entities affiliated with the Company and controlled by B. Francis Saul II and his family members, which we refer to as the Saul Organization. The Company believes that these officers will spend sufficient management time to meet their responsibilities as its officers.

The Operating Partnership entered into an Amended and Restated Credit Agreement dated June 24, 2014, by and among the Operating Partnership, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A., and Citizens Bank of Pennsylvania, as Lenders (the “New Credit Agreement”).
The New Credit Agreement replaces the Credit Agreement dated May 21, 2012, by and among the Operating Partnership, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders (as amended, the “Original Agreement”). The Original Agreement consisted of a $175,000,000 unsecured revolving credit facility (the “Original Facility”) with a maturity date of May 20, 2016. As of the date the Original Facility was replaced, the applicable interest rate was 1.75% (LIBOR of 0.15% plus a spread of 1.60%).
The New Credit Agreement consists of a $275,000,000 revolving credit facility (the “New Facility”) maturing on June 23, 2018, which term may be extended by the Company for one additional year, subject to satisfaction of certain conditions.
The Company and certain subsidiaries of the Operating Partnership and the Company have guaranteed the payment obligations of the Partnership under the New Facility.
Overview
The Company’s principal business activity is the ownership, management and development of income-producing properties. The Company’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate investments.
The Company’s primary operating strategy is to focus on its community and neighborhood shopping center business and to operate its properties to achieve both cash flow growth and capital appreciation. Management believes there is potential for long-term growth in cash flow as existing leases for space in the Shopping Centers and Mixed-Use properties expire and are renewed, or newly-available or vacant space is leased. The Company intends to renegotiate leases where possible and seek new tenants for available space in order to optimize the mix of uses to improve foot traffic through the Shopping Centers. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants with the goals of increasing occupancy, improving overall retail sales, and ultimately increasing cash flow as economic conditions improve. In those circumstances in which leases are not otherwise expiring, or in connection with renovations or relocations, management selectively attempts to increase cash flow through a variety of means, including recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions, in its leases.
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for the Clarendon Center apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Six months ended June 30,
	2014	2013	2012	2011	2010
Base rent	$18.03	$17.67	$16.95	$16.54	$16.46
Effective rent	$16.42	$15.77	$15.41	$15.09	$15.09

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

During the first quarter of 2014, the Company completed the demolition of Van Ness Square and incurred approximately $503,000 of demolition costs. The Company is developing Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed by late 2015. Excavation is substantially complete and sub-surface utility installation and pouring of building footings have commenced. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan of which zero was outstanding at June 30, 2014.
In April 2014, the Company purchased for $11.0 million a single-tenant retail property with a 40,700 square foot furniture store located at 1582 Rockville Pike in Rockville, Maryland, and concurrently sold to the same party, for $11.0 million, the 53,765 square foot Olney Center located in Olney, Maryland. 1582 Rockville Pike is contiguous with and an expansion of the Company’s assets at 1500 and 1580 Rockville Pike.
Simultaneously with the sale of the Olney Center, the Company entered into a lease of the property with the buyer and the Company continues to operate, lease and manage the property. The lease term is 20 years and the Company has the option to purchase the property for $14.6 million at the end of the lease term. The purchaser has the right to sell the property to the Company at any time from and after April 2016 at a price equal to $11.0 million increased by 1.5% annually beginning January 1, 2015 and continuing each January thereafter. The Company has accounted for this transaction as a secured financing.
In April 2014, the Company sold for $7.5 million the 70,040 square foot Giant Center located in Milford Mill, Maryland and recognized a $6.1 million gain. As of March 31, 2014, the carrying amounts of the associated assets and liabilities were $0.5 million and $0.1 million, respectively. There was no debt on the property.
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
While overall consumer confidence appears to have improved, retailers continue to be cautious about capital allocation when implementing store expansion. Vacancies continue to remain elevated in certain submarkets compared to pre-recession levels; however the Company’s overall leasing percentage on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 94.2% at June 30, 2014, compared to 93.6% at June 30, 2013.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2014, amortizing fixed-rate debt with staggered maturities from 2015 to 2028 represented approximately 96.4% of the Company’s notes payable, thus minimizing refinancing risk. As of June 30, 2014, the Company’s variable-rate debt consisted of a $14.7 million bank term loan secured by Northrock Shopping Center, and a $15.2 million bank term loan secured by Metro Pike Center. As of June 30, 2014, the Company has availability of approximately $274.4 million under its $275.0 million unsecured revolving line of credit.
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
The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the in-place lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of below market lease intangibles is recorded as deferred income and accreted as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and amortized as a reduction of revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.
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
Deferred Leasing Costs
Certain initial direct costs incurred by the Company in negotiating and consummating successful Commercial leases are capitalized and amortized over the initial base term of the leases. Deferred leasing costs consist of commissions paid to third-party leasing agents as well as internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. Such activities include evaluating prospective tenants’ financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing transactions. In addition, deferred leasing costs include amounts attributed to in-place leases associated with acquired properties.
Revenue Recognition
Rental and interest income is accrued as earned except when doubt exists as to collectability, in which case the accrual is discontinued. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period in which the expenses are incurred. Rental income based on a tenant’s revenue, known as percentage rent, is recognized when a tenant reports sales that exceed a breakpoint specified in the lease agreement.
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

Results of Operations

Same property revenue and same property operating income are non-GAAP financial measures of performance and improve the comparability of these measures by excluding the results of properties which were not in operation for the entirety of the comparable reporting periods.
We define same property revenue as total revenue minus the sum of interest income and revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as net income plus the sum of interest expense and amortization of deferred debt costs, depreciation and amortization, general and administrative expense, loss on the early extinguishment of debt (if any), predevelopment expense and acquisition related costs, minus the sum of interest income, the change in the fair value of derivatives, gains on property dispositions (if any) and the results of properties which were not in operation for the entirety of the comparable periods.
Other REITs may use different methodologies for calculating same property revenue and same property operating income. Accordingly, our same property revenue and same property operating income may not be comparable to those of other REITs.
Same property revenue and same property operating income are used by management to evaluate and compare the operating performance of our properties, and to determine trends in earnings, because these measures are not affected by the cost of our funding, the impact of depreciation and amortization expenses, gains or losses from the acquisition and sale of operating real estate assets, general and administrative expenses or other gains and losses that relate to ownership of our properties. We believe the exclusion of these items from revenue and operating income is useful because the resulting measures capture the actual revenue generated and actual expenses incurred by operating our properties.
Same property revenue and same property operating income are measures of the operating performance of our properties but do not measure our performance as a whole. Such measures are therefore not substitutes for total revenue, net income or operating income as computed in accordance with GAAP.
The tables below provide reconciliations of total revenue and operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results include 49 Shopping Centers and 6 Mixed-Use properties for each period.

Same property revenue

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total revenue	$52,286	$48,809	$105,233	$97,995
Less: Interest income	(21)	(13)	(35)	(44)
Less: Acquisitions, dispositions and development properties	(464)	(247)	(836)	(859)
Total same property revenue	$51,801	$48,549	$104,362	$97,092
Shopping centers	$38,592	$35,575	$78,039	$71,443
Mixed-Use properties	13,209	12,974	26,323	25,648
Total same property revenue	$51,801	$48,549	$104,362	$97,092
The $3.3 million increase in same property revenue for the 2014 quarter compared to the 2013 quarter was primarily due to (a) a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (b) a 55,000 square foot increase in leased space ($240,000) and (c) a $0.57 per square foot increase in base rent ($1.2 million).
The $7.3 million increase in same property revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is due primarily to (a) a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (b) the impact of a lease termination at Seven Corners ($1.2 million), (c) higher expense recoveries primarily as a result of snow removal ($1.4 million), (d) a 78,100 square foot increase in leased space ($690,000) and (e) a $0.36 per square foot increase in base rent ($1.5 million).

Same property operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$20,487	$7,762	$33,198	$11,160
Add: Interest expense and amortization of deferred debt costs	11,486	11,709	22,953	23,426
Add: Depreciation and amortization of deferred leasing costs	10,309	12,472	20,489	28,824
Add: General and administrative	4,023	3,925	8,703	7,329
Add: Predevelopment expenses	—	1,233	503	3,582
Add: Acquisition related costs	216	—	379	—
Add (Less): Change in fair value of derivatives	5	(51)	7	(61)
Less: Gains on property dispositions	(6,069)	—	(6,069)	—
Less: Interest income	(21)	(13)	(35)	(44)
Property operating income	40,436	37,037	80,128	74,216
Less: Acquisitions, dispositions & development property	399	150	672	454
Total same property operating income	$40,037	$36,887	$79,456	$73,762
Shopping centers	$30,655	$27,783	$60,711	$55,933
Mixed-Use properties	9,382	9,104	18,745	17,829
Total same property operating income	$40,037	$36,887	$79,456	$73,762
Same property operating income increased $3.2 million for the 2014 quarter compared to the 2013 quarter due primarily to (a) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (b) a 55,000 square foot increase in leased space ($240,000) and (c) a $0.57 per square foot increase in base rent ($1.2 million).
Same property operating income increased $5.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due primarily to (a) the impact of a lease termination at Seven Corners ($1.2 million), (b) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (c) a 78,100 square foot increase in leased space ($690,000) and (d) a $0.36 per square foot increase in base rent ($1.5 million).

Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Revenue

	Three Months Ended June 30,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Base rent	$41,038	$39,553	$1,485	3.8%
Expense recoveries	7,825	7,463	362	4.9%
Percentage rent	453	338	115	34.0%
Other	2,970	1,455	1,515	104.1%
Total revenue	$52,286	$48,809	$3,477	7.1%
Base rent includes $552,700 and $695,000 for the three months ended June 30, 2014 and 2013, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $487,200 and $441,000, for the three months ended June 30, 2014 and 2013, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 7.1% in the three months ended June 30, 2014 (“2014 Quarter”) compared to the three months ended June 30, 2013 (“2013 Quarter”) primarily due to (a) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (b) a 55,000 square foot increase in leased space ($240,000) and (c) a $0.57 per square foot increase in base rent ($1.2 million).

Operating Expenses

	Three Months Ended June 30,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Property operating expenses	$6,138	$6,041	$97	1.6%
Provision for credit losses	107	285	(178)	(62.5)%
Real estate taxes	5,584	5,433	151	2.8%
Interest expense and amortization of deferred debt costs	11,486	11,709	(223)	(1.9)%
Depreciation and amortization of deferred leasing costs	10,309	12,472	(2,163)	(17.3)%
General and administrative	4,023	3,925	98	2.5%
Acquisition related costs	216	—	216	—%
Predevelopment expenses	—	1,233	(1,233)	(100.0)%
Total operating expenses	$37,863	$41,098	$(3,235)	(7.9)%
Total operating expenses decreased 7.9% in the 2014 Quarter compared to the 2013 Quarter primarily due to $2.2 million of lower depreciation expense and $1.2 million of lower predevelopment expense, both of which related to the Company’s redevelopment activities at Park Van Ness.
Provision for credit losses. The provision for credit losses for the 2014 Quarter represents 0.20% of the Company’s revenue, a decrease from 0.58% for the 2013 Quarter.
Depreciation and amortization of deferred leasing costs. The decrease in depreciation and amortization to $10.3 million in the 2014 Quarter from $12.5 million in the 2013 Quarter was primarily due to $2.0 million of additional depreciation expense recorded in 2013 related to Park Van Ness.
Predevelopment expenses. Predevelopment expenses represent costs incurred in connection with the redevelopment of Park Van Ness. Predevelopment expenses in the 2013 Quarter were comprised primarily of lease termination costs.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013
Revenue

	Six Months Ended June 30,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Base rent	$81,601	$79,293	$2,308	2.9%
Expense recoveries	16,614	15,077	1,537	10.2%
Percentage rent	905	938	(33)	(3.5)%
Other	6,113	2,687	3,426	127.5%
Total revenue	$105,233	$97,995	$7,238	7.4%
Base rent includes $0.8 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.9 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 7.4% in the six months ended June 30, 2014 (“2014 Period”) compared to the six months ended June 30, 2013 (“2013 Period”) primarily due to (a) increased base rent resulting from rent generated by the properties acquired in 2013 and 2014 ($500,000) and other base rent increases throughout the core portfolio ($2.2 million), (b) increased expense recoveries primarily related to snow removal, (c) the impact of a lease termination at Seven Corners ($1.2 million) and (d) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), partially offset by (e) reduced base rent at Van Ness Square ($445,000).

Operating Expenses

	Six Months Ended June 30,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Property operating expenses	$13,723	$11,990	$1,733	14.5%
Provision for credit losses	310	549	(239)	(43.5)%
Real estate taxes	11,037	11,196	(159)	(1.4)%
Interest expense and amortization of deferred debt costs	22,953	23,426	(473)	(2.0)%
Depreciation and amortization of deferred leasing costs	20,489	28,824	(8,335)	(28.9)%
General and administrative	8,703	7,329	1,374	18.7%
Acquisition related costs	379	—	379	—%
Predevelopment expenses	503	3,582	(3,079)	(86.0)%
Total operating expenses	$78,097	$86,896	$(8,799)	10.1%
Total operating expenses decreased 10.1% in the 2014 Period compared to the 2013 Period primarily due to (a) $8.0 million of additional depreciation expense recorded in 2013 and (b) $3.1 million of lower predevelopment expense, both of which resulted from the Company’s redevelopment activities at Van Ness Square, partially offset by (c) $1.7 million of increased snow removal costs.
Property operating expenses. The increase in property operating expenses for the 2014 Period primarily reflects a $1.7 million increase in snow removal costs.
Provision for credit losses. The provision for credit losses for the 2014 Period represents 0.29% of the Company’s revenue, a decline from 0.56% for the 2013 Period.
Interest expense and amortization of deferred debt. Interest expense decreased in the 2014 Period compared to the 2013 Period primarily because of a $209,000 increase in the amount of interest capitalized.
Depreciation and amortization of deferred leasing costs. The decrease in depreciation and amortization to $20.5 million in the 2014 Period from $28.8 million in the 2013 Period was primarily due to $8.0 million of additional depreciation expense on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013.
General and administrative expense. The increase in general and administrative expense was primarily due to accrued severance costs totaling approximately $1.1 million.
Predevelopment expenses. Predevelopment expenses represent costs incurred, in connection with the redevelopment of Van Ness Square. Predevelopment expenses in the 2014 Period were comprised primarily of demolition costs and in the 2013 Period were comprised primarily of lease termination costs.

Liquidity and Capital Resources
Cash and cash equivalents totaled $21.8 million and $12.9 million at June 30, 2014 and 2013, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$42,745	$34,043
Net cash used in investing activities	(15,211)	(11,376)
Net cash used in financing activities	(23,002)	(21,855)
Increase in cash and cash equivalents	$4,532	$812

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. The $8.7 million increase in net cash provided by operating activities from 2013 to 2014 is primarily attributable to (a) increased property operating income ($3.1 million), exclusive of the following Seven Corners items, (b) the impact of a lease termination at Seven Corners ($1.2 million) and (c) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million).
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Tenant improvement and property capital expenditures totaled $7.0 million and $7.3 million for the six months ended June 30, 2014 and 2013, respectively.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2014 primarily reflects:

•	the repayment of notes payable totaling $10.9 million;

•	revolving credit facility principal payments of $11.0 million;

•	distributions to common stockholders totaling $15.7 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $5.7 million; and

•	distributions to preferred stockholders totaling $6.4 million, which was partially offset by:

•	advances of $11.0 million from the revolving credit facility;

•	proceeds of $8.9 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP"); and

•	proceeds of $8.2 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options.
Net cash used in financing activities for the six months ended June 30, 2013 primarily reflects:

•	revolving credit facility payments of $161.0 million;

•	repayment of notes payable totaling $47.2 million;

•	partial redemption of Series A Preferred Stock totaling $60.0 million;

•	redemption of Series B Preferred Stock totaling $79.3 million;

•	distributions to common stockholders totaling $14.5 million;

•	payments of $1.3 million for debt financing costs;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $5.0 million; and

•	distributions made to preferred stockholders totaling $8.1 million;
which was partially offset by:

•	proceeds of $83.6 million received from notes payable;

•	advances from the revolving credit facility totaling $123.0 million;

•	proceeds of $135.2 million from the issuance of Series C Preferred Stock; and

•	proceeds of $12.7 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options.
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
As of June 30, 2014, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
July 1 through December 31, 2014	$—	$11,223	$11,223
2015	14,885	23,208	38,093
2016	28,879	23,496	52,375
2017	—	24,679	24,679
2018	27,748	24,821	52,569
2019	60,793	23,489	84,282
Thereafter	421,169	135,755	556,924
	$553,474	$266,671	$820,145
Management believes that the Company’s capital resources, which at June 30, 2014 included cash balances of approximately $21.8 million and borrowing availability of approximately $274.4 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 96,037 and 284,580 shares under the DRIP at a weighted average discounted price of $44.54 and $42.25 per share, during the six months ended June 30, 2014 and 2013, respectively. The Company issued 196,183 limited partnership units under the DRIP at a weighted average price of $45.25 per unit during the six months ended June 30, 2014. No limited partnership units were issued under the DRIP during 2013. The Company also credited 3,763 and 3,727 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $44.61 and $42.25 per share, during the six months ended June 30, 2014 and 2013, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2014.
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
The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of June 30, 2014, no borrowings were outstanding, approximately $274.4 million was available under the line and approximately $628,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of June 30, 2014, the margin was 145 basis points.
The facility requires the Company and its subsidiaries to maintain compliance with certain financial covenants. The material covenants require the Company, on a consolidated basis, to:

•	maintain tangible net worth, as defined in the loan agreement, of at least $542.1 million plus 80% of the Company’s net equity proceeds received after March 2014;

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.0x on a trailing four-quarter basis (interest expense coverage); and

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.3x on a trailing four-quarter basis (fixed charge coverage).
As of June 30, 2014, the Company was in compliance with all such covenants.
At June 30, 2014, the Company had a $71.6 million construction-to-permanent loan, with no amount outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of each of the Northrock bank term loan (approximately $7.5 million of the $14.7 million outstanding at June 30, 2014) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.2 million outstanding at June 30, 2014) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
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

Funds From Operations
Funds From Operations (FFO)1 available to common shareholders for the six months ended June 30, 2014, totaled $41.2 million, an increase of 51.6% compared to the six months ended June 30, 2013. The increase in FFO available to common shareholders for the six months ended June 30, 2014 was primarily due to (a) a charge against common equity in the 2013 Period resulting from the redemption of preferred stock ($5.2 million), (b) increased property operating income ($3.1 million) exclusive of the following Seven Corners items, (c) the impact of a lease termination at Seven Corners ($1.2 million), (d) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (e) lower predevelopment expenses related to Park Van Ness ($3.1 million) and (f) lower preferred stock dividends ($1.2 million), partially offset by higher general and administrative expenses ($1.4 million).
The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income	$20,487	$7,762	$33,198	$11,160
Subtract:
Gain on sale of property	(6,069)	—	(6,069)	—
Add:
Real estate depreciation and amortization	10,309	12,472	20,489	28,824
FFO	24,727	20,234	47,618	39,984
Subtract:
Preferred stock dividends	(3,207)	(3,207)	(6,413)	(7,571)
Preferred stock redemption	—	—	—	(5,228)
FFO available to common shareholders	$21,520	$17,027	$41,205	$27,185
Weighted average shares:
Diluted weighted average common stock	20,743	20,323	20,702	20,251
Convertible limited partnership units	7,164	6,914	7,114	6,914
Average shares and units used to compute FFO per share	27,907	27,237	27,816	27,165
FFO per share available to common shareholders	$0.77	$0.63	$1.48	$1.00

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

Acquisitions and Redevelopments
During the remainder of the year, the Company will continue its activities related to the development of Park Van Ness, may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the balance of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2013 and the six months ended June 30, 2014.
Park Van Ness
During the first quarter of 2014, the Company completed the demolition of Van Ness Square and incurred approximately $503,000 of demolition costs. The Company is developing Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed by late 2015. Excavation is substantially complete and sub-surface utility installation and pouring of building footings have commenced. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan.
Kentlands Pad
In August 2013, the Company purchased for $4.3 million, a retail pad with a 7,100 square foot restaurant building located in Gaithersburg, Maryland, which is contiguous with and an expansion of the Company's other Kentlands assets, and incurred acquisition costs of $99,000. The Company has leased the building to a restaurant which opened in the second quarter of 2014.
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
In April 2014, the Company purchased for $11.0 million a single-tenant retail property with a 40,700 square foot furniture store located at 1582 Rockville Pike in Rockville, Maryland, and incurred acquisition costs totaling approximately $0.2 million. Concurrently with the purchase, the Company sold to the same party, for $11.0 million, the 53,765 square foot Olney Center located in Olney, Maryland.
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
Olney
Simultaneously with the sale of Olney Center, the Company entered into a lease of the property with the buyer and the Company continues to operate and manage the property. The lease term is 20 years and the Company has the option to purchase the property for $14.6 million at the end of the lease term. The purchaser has the right to sell the property to the Company at any time from and after April 2016 at a price equal to $11.0 million increased by 1.5% annually beginning January 1, 2015 and continuing each January thereafter. The Company has accounted for this transaction as a secured financing.
Giant Center
In April 2014, the Company sold for $7.5 million the 70,040 square foot Giant Center located in Milford Mill, Maryland and recognized a $6.1 million gain. As of March 31, 2014, the carrying amounts of the associated assets and liabilities were $0.5 million and $0.1 million, respectively. There was no debt on the property.

Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2014	49	6	7,862,771	1,453,159	94.8%	90.3%
June 30, 2013	50	6	7,878,300	1,452,700	94.3%	89.0%
As of June 30, 2014, 94.2% of the Commercial portfolio was leased, an increase from 93.6% at June 30, 2013. On a same property basis, 94.2% of the Commercial portfolio was leased, an increase from 93.6% at June 30, 2013. As of June 30, 2014, the Clarendon Center apartments were 100.0% leased compared to 98.4% at June 30, 2013.
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

			Average Base Rent per Square Foot
Three months ended June 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2014	327,288	82	$19.60	$19.60
2013	383,836	65	16.01	16.11
Additional information about the 2014 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	21	64
Square feet	52,692	283,460
Per square foot average annualized:
Base rent	$22.00	$19.19
Tenant improvements	(4.72)	(0.12)
Leasing costs	(0.79)	(0.04)
Rent concessions	(0.40)	(0.10)
Effective rents	$16.09	$18.93

During the three months ended June 30, 2014, the Company entered into 97 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.44 from $3.37. During the three months ended June 30, 2013, the Company entered into 98 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.37 from $3.23.

As of December 31, 2013, 911,638 square feet of Commercial space was subject to leases scheduled to expire in 2014. Of those leases, as of June 30, 2014, leases representing 468,891 square feet of Commercial space have not yet renewed and are scheduled to expire over the next six months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	468,891
Average base rent per square foot	$17.76
Estimated market base rent per square foot	$18.25

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at June 30, 2014 was approximately $3.2 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2014, the Company had variable rate indebtedness totaling $29.9 million. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2014 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $299,000 based on those balances. As of June 30, 2014, the Company had fixed-rate indebtedness totaling $790.2 million with a weighted average interest rate of 5.67%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2014 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $46.8 million less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.
During the quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2013 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2014 dividend distribution acquired 25,961 shares of common stock at a price of $44.14 per share and 104,831 limited partnership units at a price of $44.77 per unit.

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

(j)
Amended and Restated Credit Agreement, dated as of June 24, 2014, by and among Saul Holdings Limited Partnership as Borrower; Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger; JP Morgan Chase Bank, N.A., as Syndication Agent; and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders, as filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 19, 2014, is hereby incorporated by reference.

(k)
Amended and Restated Guaranty, dated as of June 24, 2014, by and between Saul Centers, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 19, 2014, is hereby incorporated by reference.

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

(v)
Consulting Agreement, dated as of September 4, 2012, by and among Saul Centers, Inc., its subsidiary entities and B. Francis Saul III and filed as Exhibit 10(v) of the September 30, 2012 Quarterly Report of the Company is hereby incorporated by reference.

(w)
Separation Agreement, dated as of March 25, 2014, by and among Saul Centers, Inc., B. F. Saul Company and Thomas H. McCormick and filed as Exhibit 10(w) of the March 31, 2014 Quarterly Report of the Company is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

99.	(a)	Schedule of Portfolio Properties (filed herewith).

	(b)	Letter agreement by and among Saul Centers, Inc., Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust regarding Twinbrook area properties (filed herewith).

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 4, 2014	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: August 4, 2014	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: August 4, 2014	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)