Form 10-Q
period 2014-09-30
SAUL CENTERS INC
filed 2014-11-03
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of October 31, 2014: 20.9 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate investments
Land	$412,141	$354,967
Buildings and equipment	1,105,717	1,094,605
Construction in progress	21,305	9,867
	1,539,163	1,459,439
Accumulated depreciation	(387,765)	(364,663)
	1,151,398	1,094,776
Cash and cash equivalents	13,022	17,297
Accounts receivable and accrued income, net	47,008	43,884
Deferred leasing costs, net	26,751	26,052
Prepaid expenses, net	6,858	4,047
Deferred debt costs, net	10,192	9,675
Other assets	3,299	2,944
Total assets	$1,258,528	$1,198,675
Liabilities
Notes payable	$814,606	$820,068
Revolving credit facility payable	30,000	—
Construction loan payable	1,859	—
Dividends and distributions payable	14,434	13,135
Accounts payable, accrued expenses and other liabilities	24,926	20,141
Deferred income	33,417	30,205
Total liabilities	919,242	883,549
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 16,000 shares issued and outstanding	40,000	40,000
Series C Cumulative Redeemable, 56,000 shares issued and outstanding	140,000	140,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 20,870,003 and 20,576,616 shares issued and outstanding, respectively	209	206
Additional paid-in capital	283,456	270,428
Accumulated deficit	(170,673)	(172,564)
Accumulated other comprehensive loss	(1,595)	(1,392)
Total Saul Centers, Inc. stockholders’ equity	291,397	276,678
Noncontrolling interest	47,889	38,448
Total stockholders’ equity	339,286	315,126
Total liabilities and stockholders’ equity	$1,258,528	$1,198,675
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Base rent	$41,452	$40,110	$123,053	$119,403
Expense recoveries	7,734	7,848	24,348	22,925
Percentage rent	187	215	1,092	1,153
Other	1,222	1,583	7,335	4,270
Total revenue	50,595	49,756	155,828	147,751
Operating expenses
Property operating expenses	6,316	6,106	20,039	18,096
Provision for credit losses	170	191	480	740
Real estate taxes	5,594	5,610	16,631	16,806
Interest expense and amortization of deferred debt costs	11,584	11,738	34,537	35,164
Depreciation and amortization of deferred leasing costs	10,256	10,492	30,745	39,316
General and administrative	3,837	3,501	12,540	10,830
Acquisition related costs	359	99	738	99
Predevelopment expenses	—	60	503	3,642
Total operating expenses	38,116	37,797	116,213	124,693
Operating income	12,479	11,959	39,615	23,058
Change in fair value of derivatives	1	46	(6)	107
Loss on early extinguishment of debt	—	(497)	—	(497)
Gain on sale of property	—	—	6,069	—
Net Income	12,480	11,508	45,678	22,668
Noncontrolling interests
Income attributable to noncontrolling interests	(2,374)	(2,110)	(9,231)	(1,692)
Net income attributable to Saul Centers, Inc.	10,106	9,398	36,447	20,976
Preferred stock redemption	—	—	—	(5,228)
Preferred stock dividends	(3,206)	(3,206)	(9,619)	(10,777)
Net income attributable to common stockholders	$6,900	$6,192	$26,828	$4,971
Per share net income attributable to common stockholders
Basic and diluted	$0.33	$0.30	$1.29	$0.24
Dividends declared per common share outstanding	$0.40	$0.36	$1.20	$1.08
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$12,480	$11,508	$45,678	$22,668
Other comprehensive income
Change in unrealized loss on cash flow hedge	374	(12)	(273)	2,252
Total comprehensive income	12,854	11,496	45,405	24,920
Comprehensive income attributable to noncontrolling interests	(2,470)	(2,105)	(9,161)	(2,264)
Total comprehensive income attributable to Saul Centers, Inc.	10,384	9,391	36,244	22,656
Preferred stock redemption	—	—	—	(5,228)
Preferred stock dividends	(3,206)	(3,206)	(9,619)	(10,777)
Total comprehensive income attributable to common stockholders	$7,178	$6,185	$26,625	$6,651
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2013	$180,000	$206	$270,428	$(172,564)	$(1,392)	$276,678	$38,448	$315,126
Issuance of 293,387 shares of common stock:
157,496 shares pursuant to dividend reinvestment plan	—	2	7,146	—	—	7,148	—	7,148
135,891 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	1	5,882	—	—	5,883	—	5,883
Issuance of 196,183 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	8,877	8,877
Net income	—	—	—	36,447	—	36,447	9,231	45,678
Change in unrealized loss on cash flow hedge	—	—	—	—	(203)	(203)	(70)	(273)
Preferred stock distributions:
Series A	—	—	—	(1,600)	—	(1,600)	—	(1,600)
Series C	—	—	—	(4,813)	—	(4,813)	—	(4,813)
Common stock distributions	—	—	—	(16,589)	—	(16,589)	(5,718)	(22,307)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(800)	—	(800)	—	(800)
Series C, $42.97 per share	—	—	—	(2,406)	—	(2,406)	—	(2,406)
Distributions payable common stock ($0.40/share) and distributions payable partnership units ($0.40/unit)	—	—	—	(8,348)	—	(8,348)	(2,879)	(11,227)
Balance, September 30, 2014	$180,000	$209	$283,456	$(170,673)	$(1,595)	$291,397	$47,889	$339,286
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$45,678	$22,668
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	6	(107)
Gain on sale of property	(6,069)	—
Depreciation and amortization of deferred leasing costs	30,745	39,316
Amortization of deferred debt costs	969	934
Non cash compensation costs of stock grants and options	977	935
Provision for credit losses	480	740
Increase in accounts receivable and accrued income	(3,282)	(3,862)
Additions to deferred leasing costs	(2,830)	(4,560)
Increase in prepaid expenses	(2,825)	(3,544)
Increase in other assets	(355)	(1,158)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,172	(1,670)
Decrease in deferred income	(1,537)	(1,248)
Net cash provided by operating activities	66,129	48,444
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(48,545)	(4,250)
Additions to real estate investments	(11,174)	(10,303)
Additions to development and redevelopment projects	(10,193)	(5,554)
Proceeds from sale of property	6,679	—
Net cash used in investing activities	(63,233)	(20,107)
Cash flows from financing activities:
Proceeds from notes payable (1)	—	101,600
Repayments on notes payable	(16,462)	(65,956)
Proceeds from revolving credit facility	41,000	142,000
Repayments on revolving credit facility	(11,000)	(180,000)
Proceeds from construction loan	1,859	—
Additions to deferred debt costs	(1,286)	(1,465)
Proceeds from the issuance of:
Common stock	12,054	19,800
Partnership units	8,877	—
Series C preferred stock	—	135,221
Preferred stock redemption payments:
Series A preferred	—	(60,000)
Series B preferred	—	(79,328)
Preferred stock redemption costs	—	(9)
Distributions to:
Series A preferred stockholders	(2,400)	(4,413)
Series B preferred stockholders	—	(3,253)
Series C preferred stockholders	(7,219)	(3,689)
Common stockholders	(23,997)	(21,815)
Noncontrolling interest	(8,597)	(7,467)
Net cash used in financing activities	(7,171)	(28,774)
Net decrease in cash and cash equivalents	(4,275)	(437)
Cash and cash equivalents, beginning of period	17,297	12,133
Cash and cash equivalents, end of period	$13,022	$11,696
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
The following table lists the properties acquired, in development and disposed since December 31, 2012.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
1580 Rockville Pike	Rockville, MD	Shopping Center	2014
1582 Rockville Pike	Rockville, MD	Shopping Center	2014
750 N. Glebe Road	Arlington, VA	Shopping Center	2014
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013
Dispositions
Giant	Baltimore, MD	Shopping Center	2014
As of September 30, 2014, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2014, 31 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two tenants individually accounted for 2.5% or more of the Company’s total revenue for the nine months ended September 30, 2014. Excluding the results of the Giant Center, which was recently sold and at which Giant Food is a tenant, Giant Food, a tenant at nine Shopping Centers, and Safeway, a tenant at eight Shopping Centers, individually accounted for 4.5% and 2.5%, respectively, of the Company's total revenue for the nine months ended September 30, 2014.

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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $0.5 million and $0.6 million at September 30, 2014 and December 31, 2013, respectively.
In addition to rents due currently, accounts receivable includes approximately $38.1 million and $37.2 million, at September 30, 2014 and December 31, 2013, respectively, net of allowance for doubtful accounts totaling $0.3 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of September 30, 2014, no properties were classified as held for sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Notes to Consolidated Financial Statements (Unaudited)

Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of September 30, 2014 and December 31, 2013, is composed of the following:

(in thousands)	September 30, 2014	December 31, 2013
Park Van Ness	$18,690	$7,901
Other	2,615	1,966
Total	$21,305	$9,867

Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $10.2 million and $9.7 million, net of accumulated amortization of $5.5 million and $4.5 million, at September 30, 2014 and December 31, 2013, respectively.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.8 million and $26.1 million, net of accumulated amortization of $20.3 million and $16.6 million, as of September 30, 2014 and December 31, 2013, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $3.9 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

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

Postemployment Benefits
From time to time, the Company may enter into an arrangement with an employee at the time of the employee’s separation from service whereby the employee will receive certain payments in exchange for certain releases, covenants not to compete, or other promises. If no future services are required in order for the employee to receive the payments, the Company estimates the amount of payments to be made over the life of the arrangement and records that amount as an expense as of the date of the arrangement with a corresponding liability representing the amount to be paid in the future. During the nine months ended September 30, 2014, the Company recorded as compensation expense $1.1 million of severance expense pursuant to a separation agreement entered into during March 2014, of which $814,300 will be paid in the future.
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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property

Notes to Consolidated Financial Statements (Unaudited)

exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the nine months ended September 30, 2014 and 2013.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $430,000 and $93,000 for the nine months ended September 30, 2014 and 2013, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the consolidated statements of operations totaled $26.8 million and $34.3 million for the nine months ended September 30, 2014 and 2013, respectively. The $7.5 million decrease was primarily due to $8.0 million of additional depreciation expense recorded in 2013 on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013. Repairs and maintenance expense totaled $9.2 million and $7.5 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in property operating expenses in the Consolidated Statements of Operations. An increase of $1.7 million in snow removal costs was the primary cause of increased property operating expenses.
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

Notes to Consolidated Financial Statements (Unaudited)

The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of September 30, 2014, the director's deferred fee accounts comprise 229,867 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.4% common interest as of September 30, 2014. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Weighted average common shares outstanding-Basic	20,839	20,452	20,726	20,300
Effect of dilutive options	39	34	35	30
Weighted average common shares outstanding-Diluted	20,878	20,486	20,761	20,330
Non-dilutive options (1)	113	118	113	118

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

Notes to Consolidated Financial Statements (Unaudited)

first date of application. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the nine months ended September 30, 2014.

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

Notes to Consolidated Financial Statements (Unaudited)

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
Glebe Road
In August 2014, the Company purchased for $40.0 million a single-tenant retail property with a 16,900 square foot automobile dealership located at 750 N. Glebe Road in Arlington, Virginia, and incurred acquisition costs of $355,000. The impact on the Company's results of operations is not material. The acquisition was recorded as follows.

(in thousands)
Land	$38,224
Building	1,327
In-place lease	449
$40,000

4.	Noncontrolling Interest - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2014, the Saul Organization holds a 25.6% limited partnership interest in the Operating Partnership represented by approximately 7.2 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2014, approximately 1,109,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended September 30, 2014 and 2013, were approximately 28.1 million and 27.4 million, respectively, and for the nine months ended September 30, 2014 and 2013, were approximately 27.9 million and 27.2 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The Company’s outstanding debt totaled approximately $846.5 million at September 30, 2014, of which approximately $786.7 million was fixed-rate debt and approximately $59.8 million was variable rate debt. The carrying value of the properties collateralizing the notes payable totaled $898.2 million as of September 30, 2014.
During the nine months ended September 30, 2014, the Company amended and restated its revolving credit facility. At September 30, 2014, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On September 30, 2014, based on the value of the Company’s unencumbered properties, approximately $244.6 million was available under the line, $30.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of September 30, 2014, the margin was 145 basis points.

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2014, the Company had a $71.6 million construction-to-permanent loan, with $1.9 million outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of each of the Northrock bank loan (approximately $7.5 million of the $14.6 million outstanding at September 30, 2014) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.2 million outstanding at September 30, 2014) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
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
At September 30, 2014, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
October 1 through December 31, 2014	$—	$5,651	$5,651
2015	14,885	23,200	38,085
2016	28,879	23,496	52,375
2017	—	24,679	24,679
2018	57,748	24,821	82,569
2019	60,793	23,489	84,282
Thereafter	423,067	135,757	558,824
	$585,372	$261,093	$846,465
Interest expense and amortization of deferred debt costs for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Interest incurred	$11,415	$11,488	$33,998	$34,323
Amortization of deferred debt costs	355	309	969	934
Capitalized interest	(186)	(59)	(430)	(93)
	$11,584	$11,738	$34,537	$35,164

6.	Stockholders’ Equity and Noncontrolling Interest
The consolidated statements of operations for the nine months ended September 30, 2014 and 2013, reflect noncontrolling interest of $9.2 million and $1.7 million, respectively, representing the Saul Organization’s share of net income for each period.

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $281,800 and $282,000 for the nine months ended September 30, 2014 and 2013, respectively. All amounts deferred by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2014 and 2013, the Company contributed $107,700 and $162,000, respectively, which is three times the amount deferred by employees and is included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.7 million and $1.6 million, at September 30, 2014 and December 31, 2013, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2014 and 2013, which included rental expense for the Company’s headquarters lease, totaled approximately $5.5 million and $4.7 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of September 30, 2014 and December 31, 2013, accounts payable, accrued

Notes to Consolidated Financial Statements (Unaudited)

expenses and other liabilities included approximately $440,600 and $499,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense was $630,000 and $637,000 for the nine months ended September 30, 2014 and 2013, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $288,800 and $283,000 for the nine months ended September 30, 2014 and 2013, respectively.
Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, a former president of the Company, whereby Mr. Saul III provided certain consulting services to the Company as an independent contractor and was paid at a rate of $60,000 per month. The consulting agreement included certain noncompete, nonsolicitation and nondisclosure covenants, and expired in September 2014. For the nine months ended September 30, 2014 and 2013, such consulting fees totaled $495,000 and $540,000, respectively.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2014.

Notes to Consolidated Financial Statements (Unaudited)

Stock options issued

	Directors
Grant date	5/6/2005	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	Subtotals
Total grant	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	317,500
Vested	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	317,500
Exercised	22,500	10,000	—	—	20,000	10,000	10,000	10,000	7,500	—	90,000
Forfeited	—	2,500	7,500	7,500	—	2,500	2,500	—	—	—	22,500
Exercisable at September 30, 2014	7,500	17,500	22,500	22,500	12,500	20,000	20,000	25,000	27,500	30,000	205,000
Remaining unexercised	7,500	17,500	22,500	22,500	12,500	20,000	20,000	25,000	27,500	30,000	205,000
Exercise price	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03
Volatility	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173
Expected life (years)	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%
Risk-free rate	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%
Total value at grant date	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$2,207,775
Expensed in previous years	71,100	143,400	285,300	254,700	222,950	287,950	297,375	257,250	278,250	—	2,098,275
Expensed in 2014	—	—	—	—	—	—	—	—	—	109,500	109,500
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	5/6/2005	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	Subtotals				Grand Totals
Total grant	132,500	135,000	162,500	242,500	202,500	170,000	1,045,000				1,362,500
Vested	118,750	67,500	105,625	56,250	50,625	—	398,750				716,250
Exercised	102,316	—	38,125	20,000	15,000	—	175,441				265,441
Forfeited	13,750	67,500	43,750	135,000	30,000	—	290,000				312,500
Exercisable at September 30, 2014	16,434	67,500	56,250	36,250	35,625	—	212,059				417,059
Remaining unexercised	16,434	67,500	80,625	87,500	157,500	170,000	579,559				784,559
Exercise price	$33.22	$54.17	$41.82	$39.29	$44.42	$47.03
Volatility	0.207	0.233	0.330	0.315	0.304	0.306
Expected life (years)	8.0	6.5	8.0	8.0	8.0	7.0
Assumed yield	6.37%	4.13%	4.81%	5.28%	5.12%	4.89%
Risk-free rate	4.15%	4.61%	2.75%	1.49%	1.49%	2.17%
Gross value at grant date	$413,400	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$7,388,375				$9,596,150
Estimated forfeitures	35,100	62,000	387,550	889,690	280,468	168,749	1,823,557				1,823,557
Expensed in previous years	378,300	1,277,200	692,088	261,810	209,024	—	2,818,422				4,916,697
Expensed in 2014	—	—	165,341	117,819	216,635	123,030	622,825				732,325
Future expense	—	—	121,646	248,731	695,173	1,058,021	2,123,571				2,123,571
Weighted average term of remaining future expense (in years)				2.9

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	753,625	$42.55	$4,529,206
Granted	200,000	47.03	—
Exercised	(131,566)	37.30	1,408,665
Expired/Forfeited	(37,500)	43.56
Outstanding September 30	784,559	44.54	2,533,163
Exercisable September 30	417,059	44.36	1,748,675
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 30, 2014, the closing share price of $46.74 was lower than the exercise price of the 90,000, 22,500 and 200,000 outstanding options granted in 2007, 2008, and 2014, respectively, and, therefore, those options had no intrinsic value as of September 30, 2014. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.1 years and 5.6 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.25% and 4.85%, would be approximately $857.9 million and $828.7 million, respectively, compared to the carrying value of $786.7 million and $789.9 million at September 30, 2014 and December 31, 2013, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of September 30, 2014, the fair value of the interest-rate swap was approximately $2.8 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Change in fair value:
Recognized in earnings	$1	$46	$(6)	$107
Recognized in other comprehensive income	374	(12)	(273)	2,252
	$375	$34	$(279)	$2,359

Notes to Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies
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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended September 30, 2014
Real estate rental operations:
Revenue	$37,506	$13,066	$23	$50,595
Expenses	(8,088)	(3,992)	—	(12,080)
Income from real estate	29,418	9,074	23	38,515
Interest expense and amortization of deferred debt costs	—	—	(11,584)	(11,584)
General and administrative	—	—	(3,837)	(3,837)
Acquisition related costs	(359)	—	—	(359)
Predevelopment expenses	—	—	—	—
Subtotal	29,059	9,074	(15,398)	22,735
Depreciation and amortization of deferred leasing costs	(7,055)	(3,201)	—	(10,256)
Gain on sale of property	—	—	—	—
Change in fair value of derivatives	—	—	1	1
Net income (loss)	$22,004	$5,873	$(15,397)	$12,480
Capital investment	$31,541	$6,026	$—	$37,567
Total assets	$942,441	$301,043	$15,044	$1,258,528

Three months ended September 30, 2013
Real estate rental operations:
Revenue	$36,486	$13,257	$13	$49,756
Expenses	(7,732)	(4,175)	—	(11,907)
Income from real estate	28,754	9,082	13	37,849
Interest expense and amortization of deferred debt costs	—	—	(11,738)	(11,738)
General and administrative	—	—	(3,501)	(3,501)
Acquisition related costs	(99)	—	—	(99)
Predevelopment expenses	—	(60)	—	(60)
Subtotal	28,655	9,022	(15,226)	22,451
Depreciation and amortization of deferred leasing costs	(6,785)	(3,707)	—	(10,492)
Change in fair value of derivatives	—	—	46	46
Loss on early extinguishment of debt	—	—	(497)	(497)
Net income (loss)	$21,870	$5,315	$(15,677)	$11,508
Capital investment	$8,025	$706	$—	$8,731
Total assets	$892,716	$294,149	$12,307	$1,199,172

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2014
Real estate rental operations:
Revenue	$116,381	$39,389	$58	$155,828
Expenses	(25,580)	(11,570)	—	(37,150)
Income from real estate	90,801	27,819	58	118,678
Interest expense and amortization of deferred debt costs	—	—	(34,537)	(34,537)
General and administrative	—	—	(12,540)	(12,540)
Acquisition related costs	(738)	—	—	(738)
Predevelopment expenses	—	(503)	—	(503)
Subtotal	90,063	27,316	(47,019)	70,360
Depreciation and amortization of deferred leasing costs	(20,863)	(9,882)	—	(30,745)
Gain on sale of property	6,069	—	—	6,069
Change in fair value of derivatives	—	—	(6)	(6)
Net income (loss)	$75,269	$17,434	$(47,025)	$45,678
Capital investment	$55,865	$14,047	$—	$69,912
Total assets	$942,441	$301,043	$15,044	$1,258,528

Nine months ended September 30, 2013
Real estate rental operations:
Revenue	$108,282	$39,412	$57	$147,751
Expenses	(22,709)	(12,933)	—	(35,642)
Income from real estate	85,573	26,479	57	112,109
Interest expense and amortization of deferred debt costs	—	—	(35,164)	(35,164)
General and administrative	—	—	(10,830)	(10,830)
Acquisition related costs	(99)	—	—	(99)
Predevelopment expenses	—	(3,642)	—	(3,642)
Subtotal	85,474	22,837	(45,937)	62,374
Depreciation and amortization of deferred leasing costs	(20,527)	(18,789)	—	(39,316)
Change in fair value of derivatives	—	—	107	107
Loss on early extinguishment of debt	—	—	(497)	(497)
Net income (loss)	$64,947	$4,048	$(46,327)	$22,668
Capital investment	$13,829	$6,278	$—	$20,107
Total assets	$892,716	$294,149	$12,307	$1,199,172

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to September 30, 2014 and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2014.
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

	Nine months ended September 30,
	2014	2013	2012	2011	2010
Base rent	$18.06	$17.72	$17.05	$15.39	$16.36
Effective rent	$16.41	$15.83	$15.46	$14.07	$14.98

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
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed by late 2015. When complete, the structure will comprise 11 levels, five of which will be below street level. Concrete is currently being poured on the fourth level. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan of which $1.9 million was outstanding at September 30, 2014.
In August 2014, the Company purchased for $40.0 million a single-tenant retail property with a 16,900 square foot automobile dealership located at 750 N. Glebe Road in Arlington, Virginia, and incurred acquisition costs of $355,000. The property comprises 2.2 acres of land which is zoned for development potential of up to 325,000 square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
The Company's tenants were further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the first quarter of 2014 hindered the ability of customers to shop. The cost of removing snow from the Company's properties during the three months ended March 31, 2014, was approximately $2.0 million, approximately 60% of which will be billable to tenants.
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area initially were less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. However, the Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, continues to improve and increased to 94.7% at September 30, 2014, from 94.2% at September 30, 2013.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2014, amortizing fixed-rate debt with staggered maturities from 2015 to 2028 represented approximately 92.9% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of September 30, 2014, the Company’s variable-rate debt consisted of a $14.6 million bank term loan secured by Northrock Shopping Center, a $15.2 million bank term loan secured by Metro Pike Center and $30.0 million outstanding under the revolving credit facility. As of September 30, 2014, the Company has availability of approximately $244.6 million under its $275.0 million unsecured revolving line of credit.

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
The tables below provide reconciliations of total revenue and operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results include 49 Shopping Centers and six Mixed-Use properties for each period.

Same property revenue

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total revenue	$50,595	$49,756	$155,828	$147,751
Less: Interest income	(23)	(13)	(58)	(57)
Less: Acquisitions, dispositions and development properties	(573)	(179)	(1,409)	(1,039)
Total same property revenue	$49,999	$49,564	$154,361	$146,655
Shopping centers	$36,933	$36,307	$114,972	$107,750
Mixed-Use properties	13,066	13,257	39,389	38,905
Total same property revenue	$49,999	$49,564	$154,361	$146,655
The $0.4 million increase in same property revenue for the 2014 quarter compared to the 2013 quarter was primarily due to (a) a $0.27 per square foot increase in base rent ($0.6 million) and (b) a 58,515 square foot increase in leased space ($0.3 million) partially offset by (c) lower miscellaneous income ($350,000) and (d) lower recovery income ($100,000).
The $7.7 million increase in same property revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is due primarily to (a) a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (b) the impact of a lease termination at Seven Corners ($1.0 million), (c) higher expense recoveries primarily as a result of snow removal ($1.3 million), (d) a 79,452 square foot increase in leased space ($1.1 million) and (e) a $0.32 per square foot increase in base rent ($2.1 million).

Same property operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$12,480	$11,508	$45,678	$22,668
Add: Interest expense and amortization of deferred debt costs	11,584	11,738	34,537	35,164
Add: Depreciation and amortization of deferred leasing costs	10,256	10,492	30,745	39,316
Add: General and administrative	3,837	3,501	12,540	10,830
Add: Predevelopment expenses	—	60	503	3,642
Add: Acquisition related costs	359	99	738	99
Add (Less): Change in fair value of derivatives	(1)	(46)	6	(107)
Add: Loss on early extinguishment of debt	—	497	—	497
Less: Gains on property dispositions	—	—	(6,069)	—
Less: Interest income	(23)	(13)	(58)	(57)
Property operating income	38,492	37,836	118,620	112,052
Less: Acquisitions, dispositions & development property	504	135	1,176	588
Total same property operating income	$37,988	$37,701	$117,444	$111,464
Shopping centers	$28,914	$28,314	$89,625	$84,247
Mixed-Use properties	9,074	9,387	27,819	27,217
Total same property operating income	$37,988	$37,701	$117,444	$111,464
Same property operating income increased $0.3 million for the 2014 quarter compared to the 2013 quarter due primarily to (a) a $0.27 per square foot increase in base rent ($0.6 million) and (b) a 58,515 square foot increase in leased space ($0.3 million) partially offset by (c) lower miscellaneous income ($350,000) and (d) lower recovery income ($100,000).
Same property operating income increased $6.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due primarily to (a) the impact of a lease termination at Seven Corners ($1.0 million), (b) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (c) a 79,452 square foot increase in leased space ($1.1 million) and (d) a $0.32 per square foot increase in base rent ($2.1 million).

Three months ended September 30, 2014 compared to the three months ended September 30, 2013
Revenue

	Three months ended September 30,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Base rent	$41,452	$40,110	$1,342	3.3%
Expense recoveries	7,734	7,848	(114)	(1.5)%
Percentage rent	187	215	(28)	(13.0)%
Other	1,222	1,583	(361)	(22.8)%
Total revenue	$50,595	$49,756	$839	1.7%
Base rent includes $568,900 and $794,000 for the three months ended September 30, 2014 and 2013, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $466,800 and $429,000, for the three months ended September 30, 2014 and 2013, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 1.7% in the three months ended September 30, 2014 (“2014 Quarter”) compared to the three months ended September 30, 2013 (“2013 Quarter”) primarily due to (a) a 62,215 square foot increase in leased space ($0.3 million) and (b) a $0.46 per square foot increase in base rent ($1.0 million) partially offset by (c) lower miscellaneous income ($361,000) and (d) lower recovery income ($114,000).

Operating Expenses

	Three months ended September 30,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Property operating expenses	$6,316	$6,106	$210	3.4%
Provision for credit losses	170	191	(21)	(11.0)%
Real estate taxes	5,594	5,610	(16)	(0.3)%
Interest expense and amortization of deferred debt costs	11,584	11,738	(154)	(1.3)%
Depreciation and amortization of deferred leasing costs	10,256	10,492	(236)	(2.2)%
General and administrative	3,837	3,501	336	9.6%
Acquisition related costs	359	99	260	262.6%
Predevelopment expenses	—	60	(60)	(100.0)%
Total operating expenses	$38,116	$37,797	$319	0.8%
Total operating expenses increased 0.8% in the 2014 Quarter compared to the 2013 Quarter.
Provision for credit losses. The provision for credit losses for the 2014 Quarter represents 0.34% of the Company’s revenue, a decrease from 0.38% for the 2013 Quarter.
Acquisition related costs. Acquisition related costs incurred in the 2014 Quarter related to the Company's acquisition of 750 N. Glebe Road.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Revenue

	Nine Months Ended September 30,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Base rent	$123,053	$119,403	$3,650	3.1%
Expense recoveries	24,348	22,925	1,423	6.2%
Percentage rent	1,092	1,153	(61)	(5.3)%
Other	7,335	4,270	3,065	71.8%
Total revenue	$155,828	$147,751	$8,077	5.5%
Base rent includes $1.4 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.4 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 5.5% in the nine months ended September 30, 2014 (“2014 Period”) compared to the nine months ended September 30, 2013 (“2013 Period”) primarily due to (a) a 99,163 square foot increase in leased space ($1.3 million), (b) a $0.34 per square foot increase in base rent ($2.2 million), (c) increased expense recoveries primarily related to snow removal, (d) the impact of a lease termination at Seven Corners ($1.0 million) and (e) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million).

Operating Expenses

	Nine Months Ended September 30,		2013 to 2014 Change
(Dollars in thousands)	2014	2013	Amount	Percent
Property operating expenses	$20,039	$18,096	$1,943	10.7%
Provision for credit losses	480	740	(260)	(35.1)%
Real estate taxes	16,631	16,806	(175)	(1.0)%
Interest expense and amortization of deferred debt costs	34,537	35,164	(627)	(1.8)%
Depreciation and amortization of deferred leasing costs	30,745	39,316	(8,571)	(21.8)%
General and administrative	12,540	10,830	1,710	15.8%
Acquisition related costs	738	99	639	645.5%
Predevelopment expenses	503	3,642	(3,139)	(86.2)%
Total operating expenses	$116,213	$124,693	$(8,480)	(6.8)%
Total operating expenses decreased 6.8% in the 2014 Period compared to the 2013 Period primarily due to (a) $8.0 million of additional depreciation expense recorded in 2013 and (b) $3.1 million of lower predevelopment expense, both of which resulted from the Company’s redevelopment activities at Van Ness Square, partially offset by (c) $1.7 million of increased snow removal costs and (d) higher general and administrative costs.
Property operating expenses. The increase in property operating expenses for the 2014 Period primarily reflects a $1.7 million increase in snow removal costs.
Provision for credit losses. The provision for credit losses for the 2014 Period represents 0.31% of the Company’s revenue, a decline from 0.50% for the 2013 Period.
Interest expense and amortization of deferred debt. Interest expense decreased in the 2014 Period compared to the 2013 Period primarily because of a $337,100 increase in the amount of interest capitalized.
Depreciation and amortization of deferred leasing costs. The decrease in depreciation and amortization to $30.7 million in the 2014 Period from $39.3 million in the 2013 Period was primarily due to $8.0 million of additional depreciation expense on the building at Van Ness Square as a result of the reduction of its estimated remaining useful life to four months effective January 1, 2013.
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

Liquidity and Capital Resources
Cash and cash equivalents totaled $13.0 million and $11.7 million at September 30, 2014 and 2013, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$66,129	$48,444
Net cash used in investing activities	(63,233)	(20,107)
Net cash used in financing activities	(7,171)	(28,774)
Decrease in cash and cash equivalents	$(4,275)	$(437)

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. The $17.7 million increase in net cash provided by operating activities from 2013 to 2014 is primarily attributable to (a) increased property operating income ($4.0 million), exclusive of the following Seven Corners items, (b) the impact of a lease termination at Seven Corners ($1.0 million) and (c) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million).
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Tenant improvement and property capital expenditures totaled $11.2 million and $10.3 million for the nine months ended September 30, 2014 and 2013, respectively.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014 primarily reflects:

•	the repayment of notes payable totaling $16.5 million;

•	revolving credit facility principal payments of $11.0 million;

•	distributions to common stockholders totaling $24.0 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $8.6 million; and

•	distributions to preferred stockholders totaling $9.6 million, which was partially offset by:

•	advances of $41.0 million from the revolving credit facility;

•	proceeds of $8.9 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP");

•	proceeds of $12.1 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $1.9 million from the Park Van Ness construction loan
Net cash used in financing activities for the nine months ended September 30, 2013 primarily reflects:

•	revolving credit facility payments of $180.0 million;

•	repayment of notes payable totaling $66.0 million;

•	partial redemption of Series A Preferred Stock totaling $60.0 million;

•	redemption of Series B Preferred Stock totaling $79.3 million;

•	distributions to common stockholders totaling $21.8 million;

•	payments of $1.5 million for debt financing costs;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $7.5 million; and

•	distributions made to preferred stockholders totaling $11.4 million;
which was partially offset by:

•	proceeds of $101.6 million received from notes payable;

•	advances from the revolving credit facility totaling $142.0 million;

•	proceeds of $135.2 million from the issuance of Series C Preferred Stock; and

•	proceeds of $19.8 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options.
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
As of September 30, 2014, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments	Scheduled Principal Amortization	Total
October 1 through December 31, 2014	$—	$5,651	$5,651
2015	14,885	23,200	38,085
2016	28,879	23,496	52,375
2017	—	24,679	24,679
2018	57,748	24,821	82,569
2019	60,793	23,489	84,282
Thereafter	423,067	135,757	558,824
	$585,372	$261,093	$846,465
Management believes that the Company’s capital resources, which at September 30, 2014 included cash balances of approximately $13.0 million and borrowing availability of approximately $244.6 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 151,784 and 420,878 shares under the DRIP at a weighted average discounted price of $45.37 and $43.21 per share, during the nine months ended September 30, 2014 and 2013, respectively. The Company issued 196,183 limited partnership units under the DRIP at a weighted average price of $45.25 per unit during the nine months ended September 30, 2014. No limited partnership units were issued under the DRIP during 2013. The Company also credited 5,712 and 5,448 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $45.35 and $43.19 per share, during the nine months ended September 30, 2014 and 2013, respectively.

Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2014.
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
The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of September 30, 2014, $30.0 million was outstanding, approximately $244.6 million was available under the line and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of September 30, 2014, the margin was 145 basis points.
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
As of September 30, 2014, the Company was in compliance with all such covenants.
At September 30, 2014, the Company had a $71.6 million construction-to-permanent loan, with $1.9 million outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of each of the Northrock bank term loan (approximately $7.5 million of the $14.6 million outstanding at September 30, 2014) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.2 million outstanding at September 30, 2014) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
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

Funds From Operations
Funds From Operations (FFO)1 available to common shareholders for the nine months ended September 30, 2014, totaled $60.7 million, an increase of 32.1% compared to the nine months ended September 30, 2013. The increase in FFO available to common shareholders for the nine months ended September 30, 2014 was primarily due to (a) a charge against common equity in the 2013 Period resulting from the redemption of preferred stock ($5.2 million), (b) increased property operating income ($4.0 million) exclusive of the following Seven Corners items, (c) the impact of a lease termination at Seven Corners ($1.0 million), (d) the impact of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (e) lower predevelopment expenses related to Park Van Ness ($3.1 million) and (f) lower preferred stock dividends ($1.2 million), partially offset by higher general and administrative expenses ($1.7 million).
The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income	$12,480	$11,508	$45,678	$22,668
Subtract:
Gain on sale of property	—	—	(6,069)	—
Add:
Real estate depreciation and amortization	10,256	10,492	30,745	39,316
FFO	22,736	22,000	70,354	61,984
Subtract:
Preferred stock dividends	(3,206)	(3,206)	(9,619)	(10,777)
Preferred stock redemption	—	—	—	(5,228)
FFO available to common shareholders	$19,530	$18,794	$60,735	$45,979
Weighted average shares:
Diluted weighted average common stock	20,878	20,486	20,761	20,330
Convertible limited partnership units	7,199	6,914	7,142	6,914
Average shares and units used to compute FFO per share	28,077	27,400	27,903	27,244
FFO per share available to common shareholders	$0.70	$0.69	$2.18	$1.69

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2013 and the nine months ended September 30, 2014.
Park Van Ness
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed by late 2015. When complete, the structure will comprise 11 levels, five of which will be below street level. Concrete is currently being poured on the fourth level. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan.
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
750 N. Glebe Road
In August 2014, the Company purchased for $40.0 million a single-tenant retail property with a 16,900 square foot automobile dealership located at 750 N. Glebe Road in Arlington, Virginia, and incurred acquisition costs of $355,000. The property comprises 2.2 acres of land which is zoned for development potential of up to 325,000 square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.

Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2014	50	6	7,879,659	1,453,159	95.0%	93.6%
September 30, 2013	50	6	7,880,685	1,452,742	94.7%	91.0%
As of September 30, 2014, 94.8% of the Commercial portfolio was leased, an increase from 94.2% at September 30, 2013. On a same property basis, 94.7% of the Commercial portfolio was leased, an increase from 94.2% at September 30, 2013. As of September 30, 2014, the Clarendon Center apartments were 99.6% leased compared to 98.4% at September 30, 2013.
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

			Average Base Rent per Square Foot
Three months ended September 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2014	415,050	76	$14.71	$14.61
2013	475,745	65	23.52	23.09
Additional information about the 2014 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	22	54
Square feet	95,524	319,526
Per square foot average annualized:
Base rent	$17.52	$13.87
Tenant improvements	(3.08)	(0.15)
Leasing costs	(0.75)	—
Rent concessions	(0.59)	—
Effective rents	$13.10	$13.72

During the three months ended September 30, 2014, the Company entered into 49 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.54 from $3.45. During the three months ended September 30, 2013, the Company entered into 58 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.41 from $3.29.

As of December 31, 2013, 911,638 square feet of Commercial space was subject to leases scheduled to expire in 2014. Of those leases, as of September 30, 2014, leases representing 312,634 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	312,634
Average base rent per square foot	$19.38
Estimated market base rent per square foot	$18.92

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at September 30, 2014 was approximately $2.8 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2014, the Company had variable rate indebtedness totaling $59.8 million. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2014 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $598,000 based on those balances. As of September 30, 2014, the Company had fixed-rate indebtedness totaling $786.7 million with a weighted average interest rate of 5.67%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2014 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $50.9 million less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.
During the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2013 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2014 dividend distribution acquired 24,514 shares of common stock at a price of $46.79 per share.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: November 3, 2014	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: November 3, 2014	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: November 3, 2014	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)