Form 10-K
period 2014-12-31
SAUL CENTERS INC
filed 2015-03-06
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 27, 2015 was 20,797,898.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2014 was $560.5 million.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2012.

Name of Property	Location	Type	Square Footage	Year of Acquisition/ Development/ Disposal
Acquisitions
1500 Rockville Pike	Rockville, Maryland	Shopping Center	52,700	December 2012
5541 Nicholson Lane	Rockville, Maryland	Shopping Center	20,100	December 2012
1580 Rockville Pike	Rockville, Maryland	Shopping Center	12,100	January 2014
1582 Rockville Pike	Rockville, Maryland	Shopping Center	40,700	April 2014
750 N. Glebe Road	Arlington, Virginia	Shopping Center	16,900	August 2014
730 N. Glebe Road	Arlington, Virginia	Shopping Center	2,000	December 2014
1584 Rockville Pike	Rockville, Maryland	Shopping Center	4,600	December 2014
Developments
Park Van Ness	Washington, DC	Mixed-Use		2013/2014
Dispositions
West Park	Oklahoma City, Oklahoma	Shopping Center	77,000	July 2012
Belvedere	Baltimore, Maryland	Shopping Center	54,900	December 2012
Giant Center	Milford Mill, Maryland	Shopping Center	70,040	April 2014
As of December 31, 2014, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties. Shopping Centers and Mixed-Use Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Organizational Structure
The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2014.

(1)
The Saul Organization’s ownership percentage in Saul Centers reported above does not include units of limited partnership interest of the Operating Partnership held by the Saul Organization. In general, most units are convertible into shares of the Company’s common stock on a one-for-one basis. However, not all of the units may be convertible into the Company’s common stock because (i) the articles of incorporation limit beneficial and constructive ownership (defined by reference to various Code provisions) to 39.9% in value of the Company’s issued and outstanding common and preferred equity securities, which comprise the ownership limit and (ii) the convertibility of some of the outstanding units is subject to approval of the Company’s stockholders.

Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 65 full-time equivalent employees at its headquarters office and 29 employees at its properties and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
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
The Company will also seek growth opportunities in its Washington, D.C. metropolitan area mixed-use portfolio, primarily through development and redevelopment, as evidenced by the commencement in 2013 of the redevelopment of Park Van Ness (formerly Van Ness Square). Management also intends to negotiate lease renewals or to re-lease available space in the Mixed-Use Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.
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

Investment in Real Estate or Interests in Real Estate
The Company’s redevelopment and renovation objective is to selectively and opportunistically redevelop and renovate its properties, by replacing below-market-rent leases with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company’s strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective acquisitions, redevelopments and renovations.
In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro station. In 2014, in separate transactions, the Company purchased three adjacent properties, with approximately 57,400 square feet of retail space, for an aggregate $25.2 million. Combined, the four properties total 10.3 acres and are zoned for up to 1.2 million square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Also in 2012, the Company purchased, for $12.2 million, including acquisition costs, approximately 20,100 square feet of retail space located on the east side of Rockville Pike near the White Flint Metro station and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of rentable mixed-use space. When combining these two properties with our Metro Pike Center on the west side of Rockville Pike, the Company's holdings at White Flint total 7.6 acres which are zoned for a development potential of up to 1.5 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
In 2014, in separate transactions, the Company purchased two adjacent properties, with approximately 18,900 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $42.8 million. Combined, the properties total 2.3 acres and are zoned for up to 450,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
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
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012 and $3.3 million in 2013. The Company is in the process of developing a primarily residential project with street-level retail. In connection with the demolition of the existing structure, approximately $580,000 and $503,000 of predevelopment expenses were recognized in 2013 and 2014, respectively.
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
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2014.
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
Employees
As of March 1, 2015, the Company had approximately 65 full-time equivalent employees at its headquarters office, including seven leasing officers, and 29 employees at its properties. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.
Recent Developments
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area initially were less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. However, the Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, continues to improve and increased to 94.4% at December 31, 2014, from 93.9% at December 31, 2013.
The Company's tenants were further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the first quarter of 2014 hindered the ability of customers to shop. The cost of removing snow from the Company's properties during the three months ended March 31, 2014, was approximately $2.0 million, approximately 60% of which is recoverable from tenants.
On November 12, 2014, Saul Centers sold, in an underwritten public offering, 1.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock, providing net cash proceeds of approximately $39.3 million. The depositary shares, which represent a new issuance of additional depositary shares that were first issued on February 12, 2013, may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference, plus accumulated dividends to but not including the redemption date, on or after February 12, 2018. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. The proceeds from the offering were used to redeem all outstanding shares of the Company’s 8% Series A Cumulative Redeemable Preferred Stock and related depositary shares.
The Company had access to debt and preferred equity at attractive terms and pricing during 2012, 2013 and 2014. The Company maintains a ratio of total debt to total asset value of under 50%, which allows it to obtain additional secured borrowings if necessary. And, as of December 31, 2014, amortizing fixed-rate mortgage debt with staggered maturities from 2015 to 2034, represented approximately 91.5% of the Company’s notes payable, thus minimizing refinancing risk. The Company had one fixed-rate debt maturity scheduled for 2015, which was refinanced on March 3, 2015. The floating-rate debt of the Company is comprised of a $14.5 million loan secured by Northrock shopping center, a $15.1 million loan secured by Metro Pike Center and $43.0 million outstanding under the Company's revolving credit facility.
Acquisition and Development Activity
A significant contributor to the Company’s recent growth in its Shopping Center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2012 through December 31, 2014, the Company acquired nine real estate assets. Below is a discussion of significant activities.
2014 / 2013 / 2012 Acquisitions, Developments and Redevelopments
1500, 1580, 1582, 1584 Rockville Pike
In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro station. In 2014, in separate transactions, the Company purchased three adjacent properties, with approximately 57,400 square feet of retail space for an aggregate $25.2 million. Combined, the four properties total 10.3 acres and are zoned for up to 1.2 million square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
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

730, 750 North Glebe Road
In 2014, in separate transactions, the Company purchased two adjacent properties, with approximately 18,900 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $42.8 million. Combined, the properties total 2.3 acres and are zoned for up to 450,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Park Van Ness (formerly Van Ness Square)
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square and the building became vacant in April 2013. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases and are included in “Predevelopment Expenses” in the Consolidated Statements of Operations. Lease termination costs and demolition costs totaled approximately $2.7 million in 2012, $3.9 million in 2013 and $0.5 million in 2014. The Company is developing a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is expected to be completed in the first quarter of 2016. When complete, the structure will compromise 11 levels, five of which will be below street level. Concrete is currently being poured on the seventh level. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2014, total approximately $27.0 million, of which $5.4 million has been financed by the loan.

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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.5% of our total revenue for the year ended December 31, 2014. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
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
Influence of Officers, Directors and Significant Stockholders.
Three of our executive officers, Mr. Saul II, our President and Chief Operating Officer, J. Page Lansdale, and our Executive Vice President-Chief Legal and Administrative Officer, Christine Nicolaides Kearns, are members of the Saul Organization, and persons associated with the Saul Organization constitute five of the 14 members of our Board of Directors. In addition, as of December 31, 2014, Mr. Saul II had the potential to exercise control over 9,119,309 shares of our common stock representing 44.0% of our issued and outstanding shares of common stock. Mr. Saul II also beneficially owned, as of December 31, 2014, 7,198,721 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2014, Mr. Saul II and members of the Saul Organization owned common stock representing approximately 37.9% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2014, 814,000 of the 7,198,721 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
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

Management Time.
Our Chief Executive Officer, President and Chief Operating Officer, Executive Vice President-Chief Legal and Administrative Officer and Senior Vice President-Chief Accounting Officer are also officers of various entities of the Saul Organization. Although we believe that these officers spend sufficient management time to meet their responsibilities as our officers, the amount of management time devoted to us will depend on our specific circumstances at any given point in time. As a result, in a given period, these officers may spend less than a majority of their management time on our matters. Over extended periods of time, we believe that our Chief Executive Officer will spend less than a majority of his management time on Company matters, while our President and Chief Operating Officer, Executive Vice President-Chief Legal and Administrative Officer and Senior Vice President-Chief Accounting Officer may or may not spend less than a majority of their time on our matters.
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
We own real estate assets in the Twinbrook area of Rockville, Maryland, which are adjacent to real estate assets owned by the B. F. Saul Real Estate Investment Trust (the “Saul Trust”), a member of the Saul Organization. We have entered into an agreement with the Saul Trust, which expires on December 31, 2015, and which may be extended to December 31, 2016, to share, on a pro rata basis, third-party predevelopment costs related to the planning of the future development of the adjacent sites. Conflicts with respect to payments and allocations of costs may arise under the agreement.
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2014, are charges totaling $7.4 million, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $427,300 for the year ended December 31, 2014.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002, expires in March 2017, and provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2014 was $840,800. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.

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
As of December 31, 2014, we had approximately $857.4 million of debt outstanding, $784.8 million of which was long-term fixed-rate debt secured by 35 of our properties and $72.6 million of which was variable-rate debt due under two secured bank loans and our revolving credit facility.
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
As of December 31, 2014, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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
As of December 31, 2014, Mr. Saul II and members of the Saul Organization owned common stock representing approximately 37.9% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.
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
We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations.
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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2014 that remain unresolved.
Item 2. Properties
Overview
As of December 31, 2014, the Company is the owner, developer and operator of a real estate portfolio composed of 56 operating properties, totaling approximately 9.3 million square feet of gross leasable area (“GLA”), and three development parcels. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and six predominantly Mixed-Use Properties totaling approximately 7.9 million and 1.4 million square feet of GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty-two of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.5%), a tenant at nine Shopping Centers and Safeway (2.5%), a tenant at eight Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2014.
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for the Clarendon Center apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Year ended December 31,
	2014	2013	2012	2011	2010
Base rent	$18.07	$17.77	$17.05	$15.81	$15.92
Effective rent	$16.45	$15.98	$15.47	$14.42	$14.58

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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2014 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,700 and 96,300, respectively. The 2014 average household income within the one- and three-mile radius of the Shopping Centers is approximately $105,400 and $106,600, respectively, compared to a national average of $72,800. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
The Shopping Center properties range in size from approximately 18,900 to 574,800 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 157,700 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty-two of the Shopping Centers are anchored by a grocery store.
Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2014, for each of the next ten years beginning with 2015, assuming that none of the tenants exercise renewal options and excluding an aggregate of 394,329 square feet of unleased space, which represented 5.0% of the GLA of the Shopping Centers as of December 31, 2014.
Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2015	720,700	sf	9.1%	$12,340,029	10.1%	$17.12
2016	1,330,160		16.9%	15,498,896	12.7%	11.65
2017	991,087		12.6%	18,057,995	14.9%	18.22
2018	953,655		12.1%	16,505,207	13.6%	17.31
2019	1,034,062		13.1%	18,766,603	15.4%	18.15
2020	416,300		5.3%	7,006,117	5.8%	16.83
2021	179,367		2.3%	3,011,906	2.5%	16.79
2022	546,703		6.9%	6,958,472	5.7%	12.73
2023	394,529		5.0%	6,086,402	5.0%	15.43
2024	208,690		2.6%	4,507,739	3.7%	21.60
Thereafter	716,722		9.1%	12,906,696	10.6%	18.01
Total	7,491,975	sf	95.0%	$121,646,062	100.0%	16.24

(1)	Calculated using annualized contractual base rent payable as of December 31, 2014 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.

The Mixed-Use Properties
Five of the six Mixed-Use Properties are located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 1.3 million square feet, comprised of 1.0 million and 96.4 thousand square feet of office and retail space, respectively, and 244 apartments. The sixth Mixed-Use Property is located in Tulsa, Oklahoma and contains GLA of 197,000 square feet. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. Accordingly, management believes that the Washington, D.C. area mixed-use properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.
601 Pennsylvania Avenue is a nine-story, 227,000 square foot Class A office building (with a small amount of street level retail space) built in 1986 and situated in a prime location in downtown Washington, D.C. Washington Square at Old Town is a 236,000 square foot Class A mixed-use office/retail complex completed in 2000 and located on a two-acre site along Alexandria’s main street, North Washington Street, in historic Old Town Alexandria, Virginia. Avenel Business Park is a 391,000 square foot research park located in the suburban Maryland, I-270 biotech corridor. The business park consists of twelve one-story buildings built in six phases, completed between 1981 and 2000. Clarendon Center is a recently constructed mixed-use Class A commercial and residential project located at the Clarendon Metro station in Arlington County, Virginia, which contains 171,600 square feet of office, 41,700 square feet of retail and 244 apartment units.
Crosstown Business Center is a 197,000 square foot flex office/warehouse property located in Tulsa, Oklahoma. The property is located in close proximity to Tulsa’s international airport and major roadways and has attracted tenants requiring light industrial and distribution facilities.
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square and the building became vacant in April 2013. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases and are included in “Predevelopment Expenses” in the Consolidated Statements of Operations. Lease termination costs and demolition costs totaled approximately $2.7 million in 2012, $3.9 million in 2013 and $0.5 million in 2014. The Company is developing a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is expected to be completed in the first quarter of 2016. When complete, the structure will comprise 11 levels, five of which will be below street level. Concrete is currently being poured on the seventh level. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2014, total approximately $27.0 million, of which $5.4 million has been financed by the loan.
Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2014, for each of the next ten years beginning with 2015, assuming that none of the tenants exercise renewal options and excluding an aggregate of 116,256 square feet of unleased office and retail space, which represented 9.2% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2014.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2015	117,540	sf	9.3%	$2,151,633	6.1%	$18.31
2016	140,077		11.1%	2,954,387	8.4%	21.09
2017	109,077		8.6%	2,207,987	6.3%	20.24
2018	97,854		7.7%	3,001,620	8.5%	30.67
2019	139,919		11.1%	5,238,454	14.9%	37.44
2020	155,611		12.3%	2,856,416	8.1%	18.36
2021	102,279		8.1%	4,333,790	12.3%	42.37
2022	79,675		6.3%	2,756,263	7.8%	34.59
2023	107,940		8.5%	5,540,751	15.7%	51.33
2024	20,651		1.6%	1,445,570	4.1%	70.00
Thereafter	77,609		6.1%	2,753,444	7.8%	35.48
Total	1,148,232	sf	90.8%	$35,240,315	100.0%	30.69

(1)	Calculated using annualized contractual base rent payable as of December 31, 2014, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2014, the Company had 234 apartment leases, 227 of which will expire in 2015 and seven of which will expire in 2016. Annual base rent due under these leases is $3.3 million and $0.3 million for the years ending December 31, 2015 and 2016, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2014	2013	2012	2011	2010	Anchor / Significant Tenants
Shopping Centers
Ashburn Village	Ashburn, VA	221,273	1994-01-02	26.4	93%	91%	92%	88%	93%	Giant Food, Hallmark Cards, McDonald's, Burger King, Dunkin' Donuts, Kinder Care
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA	358,071	1972 (1993/99/07)	32.3	100%	100%	100%	100%	100%	Lowe’s Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s, Chipotle
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	100%	100%	100%	BJ’s Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	89%	91%	87%	80%	82%	Publix, Wachovia Bank, Jaco Hybrid Training, Subway
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	98%	100%	100%	100%	100%	Panera Bread, Party City, Petco
Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	99%	99%	99%	99%	99%	Safeway, Ross Dress For Less, Family Dollar, Advance Auto, McDonald's, Wendy’s, Chuck E Cheese’s
Broadlands Village	Ashburn, VA	159,734	2003/04/06	24.0	97%	87%	85%	91%	87%	Safeway, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks
Countryside Marketplace	Sterling, VA	137,662	2004	16.0	91%	91%	92%	90%	92%	Safeway, CVS Pharmacy, Starbucks, McDonalds
Cranberry Square	Westminster, MD	141,450	2011	18.9	97%	95%	92%	91%	N/A	Giant Food, Staples, Party City, Pier 1 Imports, Jos. A. Bank, Wendy’s, Giant Gas
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	88%	84%	84%	88%	86%	Publix, Subway, Orange Theory
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Capital One Bank
French Market	Oklahoma City, OK	244,718	1974 (1984/98)	13.8	100%	100%	87%	94%	98%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree
Germantown	Germantown, MD	27,241	1992	2.7	86%	81%	81%	82%	74%	Jiffy Lube
750/730 N. Glebe Road	Arlington, VA	18,874	2014	2.3	100%	N/A	N/A	N/A	N/A	Rosenthal Mazda
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	94%	97%	96%	96%	98%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Eastern	District Heights, MD	255,398	1972 (1995)	31.9	73%	74%	75%	98%	98%	Pep Boys, No Excuse Workout, Room Style Furniture, Kool Smile
Great Falls Center	Great Falls, VA	91,666	2008	11.0	98%	96%	98%	95%	93%	Safeway, CVS Pharmacy, Capital One Bank, Starbucks, Subway, Long & Foster
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	98%	100%	Expo E Mart, Radio Shack, Starbucks, Chuck E. Cheese’s, Sardi's Chicken
Hunt Club Corners	Apopka, FL	101,522	2006	13.9	94%	97%	94%	94%	94%	Publix, Walgreens, Radio Shack, Hallmark
Jamestown Place	Altamonte Springs, FL	96,341	2005	10.9	92%	89%	93%	90%	91%	Publix, Carrabas Italian Grill
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	100%	100%	100%	100%	100%	Lowe’s Home Improvement Center, Chipotle

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2014	2013	2012	2011	2010	Anchor / Significant Tenants
Shopping Centers (Continued)
Kentlands Square II	Gaithersburg, MD	247,783	2011, 2013	23.4	98%	96%	96%	100%	N/A	Giant Food, Kmart, Party City, Panera Bread, Not Your Average Joe’s, Payless Shoes, Hallmark, Chick-Fil-A, Coal Fire Pizza, Brasserie Beck, Cava Mezze Grill, Zengo Cycle, Fleet Feet
Kentlands Place	Gaithersburg, MD	40,648	2005	3.4	100%	100%	100%	97%	90%	Elizabeth Arden’s Red Door Salon, Bonefish Grill, Subway
Lansdowne Town Center	Leesburg, VA	189,422	2006	23.4	97%	97%	93%	96%	90%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joe's, Starbucks, Lansdowne Tavern, Capital One Bank, Pike's Fish House
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	100%	100%	95%	97%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	94%	94%	93%	76%	90%	Bottom Dollar Food, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar, Retro Fitness, Big Lots
Metro Pike Center	Rockville, MD	67,488	2010	4.6	80%	92%	84%	76%	89%	McDonald's, Fed ExKinko’s, Dunkin' Donuts, 7-Eleven
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	98%	93%	92%	91%	99%	Giant Food, Giant Gas Station, Panera Bread, Starbucks, Five Guys, California Tortilla, Firehouse Subs, Comcast
Northrock	Warrenton, VA	99,789	2009	15.4	95%	87%	81%	81%	75%	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza, Capital One Bank, Jos. A. Bank
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	98%	97%	96%	94%	93%	Safeway, Advance Auto, Dollar Tree, Radio Shack, McDonalds, Wendy’s, Ledo’s Pizza
Olney	Olney, MD	53,765	1975 (1990)	3.7	92%	93%	94%	96%	95%	Rite Aid, Olney Grill, Ledo’s Pizza, Popeye’s
Orchard Park	Dunwoody, GA	87,885	2007	10.5	98%	94%	92%	90%	89%	Kroger, GNC, Subway, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	91%	98%	98%	94%	91%	Albertson’s, Mimi’s Cafe, Toojay’s Deli, The Tile Shop
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	96%	94%	91%	93%	91%	Giant Food, Starbucks, Sleepy's, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010/2012	3.0	63%	70%	70%	100%	100%	Staples, Casual Male
1500/1580/1582/1584 Rockville Pike	Rockville, MD	110,128	2012/2014	10.3	99%	100%	91%	N/A	N/A	Party City, CVS Pharmacy, Sheffield Furniture, Hooters
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	97%	97%	97%	95%	94%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	91%	91%	90%	95%	82%	Seacoast Realty, Armand’s Pizza, Candy Kitchen, Turquoise Restaurant
Seven Corners	Falls Church, VA	574,831	1973 (1994 - 7/07)	31.6	100%	100%	100%	91%	100%
The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, G Street Fabrics, Off-Broadway Shoes, JoAnn Fabrics, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy’s, Burlington Coat Factory

Severna Park Marketplace	Severna Park, MD	254,174	2011	20.6	100%	100%	100%	100%	N/A	Giant Food, Kohl’s, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonalds, Jos. A Bank, Radio Shack, Atlanta Bread Company, Five Guys, Unleashed (Petco)
Shops at Fairfax	Fairfax, VA	68,762	1975 (1993/99)	6.7	98%	100%	100%	95%	93%	Super H Mart
Smallwood Village Center	Waldorf, MD	174,749	2006	25.1	72%	74%	70%	68%	64%	Safeway, CVS Pharmacy, Family Dollar

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2014	2013	2012	2011	2010	Anchor / Significant Tenants
Shopping Centers (Continued)
Southdale	Glen Burnie, MD		484,035	1972 (1986)	39.6	89%	87%	93%	83%	94%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop
Southside Plaza	Richmond, VA		371,761	1972	32.8	98%	98%	92%	92%	92%	Community Supermarket, Maxway, Citi Trends, City of Richmond, McDonalds, Burger King, Kool Smiles, Anna’s Linens, Hibachi Grill
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	94%	94%	88%	88%	82%	Maxway, Big Lots, Emory Clinic, Deal$ (Dollar Tree), Shoe Land
Thruway	Winston-Salem, NC		362,056	1972 (1997)	30.5	97%	96%	93%	87%	97%
Harris Teeter, Trader Joe’s, Stein Mart, Talbots, Hanes Brands, Jos. A Bank, Bonefish Grill, Chico’s, Ann Taylor Loft, Rite Aid, FedEx/Kinkos, Plow & Hearth, New Balance, Aveda Salon, Christies Hallmark, Carter’s Kids, McDonalds, Chick-Fil-A, Wells Fargo Bank, Francesca’s Collections, Great Outdoor Provision Company, White House / Black Market, Soma

Village Center	Centreville, VA		146,032	1990	17.2	98%	96%	99%	90%	90%	Giant Food, Tuesday Morning, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga
Westview Village	Frederick, MD		97,145	2009	10.4	90%	88%	85%	57%	36%	Mimi’s Cafe, Sleepy’s, Music & Arts, Firehouse Subs, CiCi’s Pizza, Café Rio, Five Guys, Regus
White Oak	Silver Spring, MD		480,676	1972 (1993)	28.5	100%	100%	100%	99%	99%	Giant Food, Sears, Walgreens, Radio Shack, Boston Market, Sarku
Total Shopping Centers		(3)	7,886,304		759.3	95.0%	94.5%	93.4%	91.6%	92.9%

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2014		2013		2012		2011		2010		Anchor / Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	88%		91%		83%		80%		81%		General Services Administration, Gene Dx, Inc., Direct Buy
Clarendon Center-North Block	Arlington, VA		108,387	2010	0.6	96%		96%		96%		86%		75%		Pete’s New Haven Pizza, AT&T, Airline Reporting Corporation
Clarendon Center-South Block	Arlington, VA		104,894	2010	1.3	100%		100%		100%		99%		42%		Trader Joe’s, Circa, Burke and Herbert Bank, Bracket Room, Cannon Design, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One
Clarendon Center Residential-South Block (244 units)			188,671	2010		96%		99%		100%		100%		44%
Crosstown Business Center	Tulsa, OK		197,127	1975 (2000)	22.4	94%		81%		77%		87%		87%		Roxtec, Keystone Automotive, Freedom Express, Direct TV, Baldor
601 Pennsylvania Ave.	Washington, DC		227,021	1973 (1986)	1.0	96%		95%		95%		95%		100%		National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Capital Grille
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	82%		86%		89%		92%		92%
Vanderweil Engineering, Freeman Decorating Services, Tauri Group, Cooper Carry, Bank of America, Marketing General, Alexandria Economic Development, Trader Joe’s, Fed Ex/Kinko’s, Talbots, Teaism Restaurant, Starbucks, The Business Bank

Total Mixed Use Properties		(3)	1,453,159		64.4	90.8%	(2)	90.5%	(2)	87.7%	(2)	88.2%	(2)	83.8%	(2)
Total Portfolio		(3)	9,339,463		823.7	94.4%	(2)	93.9%	(2)	92.6%	(2)	91.1%	(2)	91.5%	(2)
Land and Development Parcels
Ashland Square Phase II	Manassas, VA			2004	17.3			Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD			2005	35.5			Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Park Van Ness	Washington, DC			1973/2011	1.4			A 271-unit residential building with approximately 9,000 square feet of street-level retail space is currently under construction.
Total Development Properties					54.2

(1)
Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Includes only operating properties owned as of December 31, 2014. As such, prior year totals do not agree to prior year tables.

(2)	Total percentage leased is for commercial space only.

(3)
Prior year leased percentages for Total Shopping Centers, Total Mixed-Use Properties and Total Portfolio have been recalculated to exclude the impact of properties sold or removed from service and, therefore, the percentages reported in this table may be different than the percentages previously reported.

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
Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the Company’s shares of common stock were reported by the New York Stock Exchange for each quarter of 2014 and 2013 as follows:

Period	Share Price
	High	Low
October 1, 2014 – December 31, 2014	$58.56	$46.83
July 1, 2014 – September 30, 2014	$50.35	$45.98
April 1, 2014 – June 30, 2014	$50.53	$45.51
January 1, 2014 – March 31, 2014	$48.20	$45.06
October 1, 2013 – December 31, 2013	$49.19	$45.86
July 1, 2013 – September 30, 2013	$48.49	$43.10
April 1, 2013 – June 30, 2013	$47.83	$42.66
January 1, 2013– March 31, 2013	$44.94	$41.43
On March 3, 2015, the closing price was $54.64 per share.
Holders
The approximate number of holders of record of the common stock was 205 as of March 3, 2015.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2014 and 2013. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $43.5 million and $39.2 million in 2014 and 2013, respectively. Distributions to preferred stockholders were $13.5 million and $14.6 million in 2014 and 2013, respectively. See Notes to Consolidated Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
The Company’s estimate of cash flow available for distributions is believed to be based on reasonable assumptions and represents a reasonable basis for setting distributions. However, the actual results of operations of the Company will be affected by a variety of factors, including but not limited to actual rental revenue, operating expenses of the Company, interest expense, general economic conditions, federal, state and local taxes (if any), unanticipated capital expenditures, the adequacy of reserves and preferred dividends. While the Company intends to continue paying regular quarterly distributions, any future payments will be determined solely by the Board of Directors and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution amounts required to maintain its status as a REIT under the Code, and such other factors as the Board of Directors deems relevant. We are obligated to pay regular quarterly distributions to holders of depositary shares, prior to distributions on the common stock.
The Company paid four quarterly distributions totaling $1.56, $1.44 and $1.44 per common share during 2014, 2013 and 2012, respectively. The annual distribution amounts paid by the Company exceeded the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. All of the 2014 common dividends were treated as taxable dividends. Of the $1.44 per common share dividend paid in 2013, 67% was treated as a taxable dividend and 33% was treated as a return of capital. Of the $1.44 per common share dividend paid in 2012, 66% was treated as a taxable dividend income and 34% was treated as a return of capital. No assurance can be given regarding what portion, if any, of distributions in 2015 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are treated as ordinary dividend income.
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2014, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) B. F. Saul Real Estate Investment Trust and B. F. Saul Company, for each of which Mr. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC, SHLP Unit Acquisition Corp. and Dearborn, LLC, which are wholly-owned subsidiaries of either B. F. Saul Company or B. F. Saul Real Estate Investment Trust, acquired an aggregate of 21,776 shares of common stock at an average price of $52.71 per share, in respect of the October 31, 2014 dividend distribution.
No shares were acquired pursuant to a publicly announced plan or program.
Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on January 1, 2010.

Comparison of Cumulative Total Return

$250
$200
$150
$100
Total Return $100 Invested
Jan 1, 2010
Dec 31, 2010
Dec 31, 2011
Dec 31, 2012
Dec 31, 2013
Dec 31, 2014

	Jan 1, 2010	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014
Saul Centers	$100	$150	$116	$145	$167	$207
S & P 500	$100	$115	$117	$136	$180	$205
Russell 2000	$100	$127	$122	$141	$196	$206
NAREIT Equity	$100	$128	$139	$164	$168	$218

Source: SNL Financial LC

Item 6. Selected Financial Data
The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA
(In thousands, except per share data)
	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Total revenue	$207,092	$197,897	$190,092	$173,878	$163,108
Total operating expenses	155,163	162,628	154,996	142,442	120,300
Operating income	51,929	35,269	35,096	31,436	42,808
Non-operating income:
Change in fair value of derivatives	(10)	(7)	36	(1,332)	—
Loss on early extinguishment of debt	—	(497)	—	—	(5,405)
Gain on sale of property	6,069	—	—	—	—
Gain on casualty settlements	—	77	219	245	2,475
Income from continuing operations	57,988	34,842	35,351	30,349	39,878
Discontinued operations	—	—	4,429	(55)	3,307
Net income	57,988	34,842	39,780	30,294	43,185
Income attributable to noncontrolling interests	(11,045)	(3,970)	(6,406)	(3,561)	(6,422)
Net income attributable to Saul Centers, Inc.	46,943	30,872	33,374	26,733	36,763
Preferred stock redemption	(1,480)	(5,228)	—	—	—
Preferred dividends	(13,361)	(13,983)	(15,140)	(15,140)	(15,140)
Net income available to common stockholders	$32,102	$11,661	$18,234	$11,593	$21,623
Per Share Data (diluted):
Net income available to common stockholders:
Continuing operations	$1.54	$0.57	$0.70	$0.61	$1.00
Discontinued operations	—	—	0.23	—	0.18
Total	$1.54	$0.57	$0.93	$0.61	$1.18
Basic and Diluted Shares Outstanding:
Weighted average common shares - basic	20,772	20,364	19,649	18,889	18,267
Effect of dilutive options	49	37	51	60	110
Weighted average common shares - diluted	20,821	20,401	19,700	18,949	18,377
Weighted average convertible limited partnership units	7,156	6,929	6,914	5,791	5,416
Weighted average common shares and fully converted limited partnership units - diluted	27,977	27,330	26,614	24,740	23,793
Dividends Paid:
Cash dividends to common stockholders (1)	$32,346	$29,205	$28,135	$27,062	$26,186
Cash dividends per share	$1.56	$1.44	$1.44	$1.44	$1.44
Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,163,542	$1,094,776	$1,112,763	$1,091,448	$927,250
Total assets	1,266,987	1,198,675	1,207,309	1,192,569	1,013,888
Total debt, including accrued interest	860,601	823,328	831,121	835,459	713,997
Preferred stock	180,000	180,000	179,328	179,328	179,328
Total stockholders’ equity	339,257	315,126	307,289	293,206	239,813

SELECTED FINANCIAL DATA
(In thousands, except per share data)
	Years Ended December 31,
	2014	2013	2012	2011	2010
Other Data
Cash flow provided by (used in):
Operating activities	$86,568	$73,527	$78,423	$55,669	$62,887
Investing activities	$(83,589)	$(26,034)	$(46,873)	$(201,500)	$(98,239)
Financing activities	$(8,148)	$(42,329)	$(31,740)	$145,186	$27,713
Funds from operations (2):
Net income	$57,988	$34,842	$39,780	$30,294	$43,185
Real property depreciation and amortization	41,203	49,130	40,112	35,298	28,379
Real property depreciation - discontinued operations	—	—	77	102	198
Gain on property dispositions and casualty settlements	(6,069)	(77)	(4,729)	(245)	(6,066)
Funds from operations	93,122	83,895	75,240	65,449	65,696
Preferred stock redemption	(1,480)	(5,228)	—	—	—
Preferred dividends	(13,361)	(13,983)	(15,140)	(15,140)	(15,140)
Funds from operations available to common shareholders	$78,281	$64,684	$60,100	$50,309	$50,556

1)
During 2014, 2013, 2012, 2011, and 2010, shareholders reinvested $9.3 million, $20.7 million, $23.1 million, $19.8 million and $16.7 million, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.

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
The Company’s redevelopment and renovation objective is to selectively and opportunistically redevelop and renovate its properties, by replacing below-market-rent leases with strong, traffic-generating anchor stores such as supermarkets and drug stores, as well as other desirable local, regional and national tenants. The Company’s strategy remains focused on continuing the operating performance and internal growth of its existing Shopping Centers, while enhancing this growth with selective acquisitions, redevelopments and renovations.
In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro station. In 2014, in separate transactions, the Company purchased three adjacent properties, with approximately 57,400 square feet of retail space, for an aggregate $25.2 million. Combined, the four properties total 10.3 acres and are zoned for up to 1.2 million square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Also in 2012, the Company purchased, for $12.2 million, including acquisition costs, approximately 20,100 square feet of retail space located on the east side of Rockville Pike near the White Flint Metro station and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of rentable mixed-use space. When combining these two properties with our Metro Pike shopping center on the west side of Rockville Pike, the Company's holdings at White Flint total 7.6 acres which are zoned for a development potential of up to 1.5 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, totaled $2.7 million in 2012 and $3.3 million in 2013. The Company is in the process of developing a primarily residential project with street-level retail. In connection with the demolition of the existing structure, approximately $580,000 and $503,000 of predevelopment expenses were recognized in 2013 and 2014, respectively.
In 2014, in separate transactions, the Company purchased two adjacent properties, with approximately 18,900 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $42.8 million. Combined, the properties total 2.3 acres and are zoned for up to 450,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
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
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area, where the majority of the Company’s properties are located, were initially less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. However, the Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, continues to improve and increased to 94.4% at December 31, 2014, from 93.9% at December 31, 2013.
Because of the Company’s conservative capital structure, its liquidity has not been significantly affected by the recent turmoil in the credit markets. The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2014, amortizing fixed-rate mortgage debt with staggered maturities from 2015 to 2034 represented approximately 91.5% of the Company’s notes payable, thus minimizing refinancing risk. The Company has one fixed-rate debt maturity scheduled for 2015 and which was refinanced on March 3, 2015. The Company’s variable-rate debt consists of a $14.5 million bank term loan secured by the Northrock shopping center, a $15.1 million bank term loan secured by the Metro Pike Center and $43.0 million outstanding under the unsecured revolving line of credit. As of December 31, 2014, the Company has loan availability of approximately $231.6 million under its $275.0 million unsecured revolving line of credit.
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

Same property revenue

(in thousands)	Year ended December 31,
	2014	2013
Total revenue	$207,092	$197,897
Less: Interest income	(75)	(69)
Less: Acquisitions, dispositions and development properties	(2,103)	(1,223)
Total same property revenue	$204,914	$196,605
Shopping centers	$152,282	$144,502
Mixed-Use properties	52,632	52,103
Total same property revenue	$204,914	$196,605

The $8.3 million increase in same property revenue for 2014 compared to 2013 was primarily due to (a) a $0.31 per square foot increase in base rent ($2.6 million) and (b) a 123,218 square foot increase in leased space ($2.2 million), (c) a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (d) increased expense recovery income ($1.1 million) and (e) the impact of a lease termination at Seven Corners ($0.7 million).

Same property operating income

	Year Ended December 31,
(In thousands)	2014	2013
Net income	$57,988	$34,842
Add: Interest expense and amortization of deferred debt costs	46,034	46,589
Add: General and administrative	16,961	14,951
Add: Depreciation and amortization of deferred leasing costs	41,203	49,130
Add: Predevelopment expenses	503	3,910
Add: Acquisition related costs	949	106
Add: Change in fair value of derivatives	10	7
Add: Loss on early extinguishment of debt	—	497
Less: Gains on property dispositions	(6,069)	(77)
Less: Interest income	(75)	(69)
Property operating income	157,504	149,886
Less: Acquisitions, dispositions & development property	(1,787)	(719)
Total same property operating income	$155,717	$149,167
Shopping centers	$118,817	$112,708
Mixed-Use properties	36,900	36,459
Total same property operating income	$155,717	$149,167

Same property operating income increased $6.5 million for 2014 compared to 2013 due primarily to (a) a $0.31 per square foot increase in base rent ($2.6 million) and (b) a 123,218 square foot increase in leased space ($2.2 million), (c) a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (d) increased expense recovery income ($1.1 million) and (e) the impact of a lease termination at Seven Corners ($0.7 million) partially offset by (f) higher property operating expenses ($2.2 million).

The following is a discussion of the components of revenue and expense for the entire Company.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2014	2013	2012	2014 from 2013	2013 from 2012
Base rent	$164,599	$159,898	$152,777	2.9%	4.7%
Expense recoveries	32,132	30,949	30,391	3.8%	1.8%
Percentage rent	1,492	1,575	1,545	(5.3)%	1.9%
Other	8,869	5,475	5,379	62.0%	1.8%
Total revenue	$207,092	$197,897	$190,092	4.6%	4.1%
Base rent includes $2.0 million, $3.0 million, and $3.8 million, for the years 2014, 2013, and 2012, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.9 million, $1.7 million, and $1.5 million, for the years 2014, 2013, and 2012, respectively, to recognize income from the amortization of in-place leases.
Total revenue increased 4.6% in 2014 compared to 2013 primarily due to (a) a $0.43 per square foot increase in base rent ($3.7 million), (b) a 107,062 square foot increase in leased space ($1.9 million), (c) higher expense recoveries ($1.2 million), (d) a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million) and (e) the impact of a lease termination at Seven Corners ($0.7 million). Total revenue increased 4.1% in 2013 compared to 2012 primarily due to $7.1 million of higher base rent (a) generated by properties acquired or developed in 2012 (the "New 2012 Properties") ($2.3 million), (b) increases throughout the portfolio ($6.6 million) partially offset by (c) Van Ness Square ($2.0 million). A discussion of the components of revenue follows.

Base rent
The $4.7 million increase in base rent in 2014 compared to 2013 was attributable to (a) a $0.30 per square foot increase in base rent ($2.6 million) and (b) a 107,062 square foot increase in leased space ($1.9 million). The $7.1 million increase in base rent in 2013 compared to 2012 was attributable to (a) the New 2012 Properties ($2.3 million) and (b) increases throughout the portfolio ($6.6 million) partially offset by (c) Van Ness Square ($2.0 million).
Expense recoveries
Expense recovery income increased $1.2 million in 2014 compared to 2013 primarily due to higher snow removal costs incurred in early 2014. Expense recovery income increased $0.6 million in 2013 compared to 2012.
Other revenue
Other revenue increased $3.4 million in 2014 compared to 2013 due primarily to (a) a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million) and (b) a lease termination fee at Seven Corners ($1.9 million). Other revenue increased $0.1 million in 2013 compared to 2012.

Operating expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2014	2013	2012	2014 from 2013	2013 from 2012
Property operating expenses	$26,479	$24,559	$23,794	7.8%	3.2%
Provision for credit losses	680	968	1,151	(29.8)%	(15.9)%
Real estate taxes	22,354	22,415	22,325	(0.3)%	0.4%
Interest expense and amortization of deferred debt costs	46,034	46,589	49,544	(1.2)%	(6.0)%
Depreciation and amortization of deferred leasing costs	41,203	49,130	40,112	(16.1)%	22.5%
General and administrative	16,961	14,951	14,274	13.4%	4.7%
Acquisition related costs	949	106	1,129	795.3%	(90.6)%
Predevelopment expenses	503	3,910	2,667	(87.1)%	46.6%
Total operating expenses	$155,163	$162,628	$154,996	(4.6)%	4.9%
Total operating expenses decreased 4.6% in 2014 compared to 2013 primarily due to $8.0 million of additional depreciation expense recorded in 2013 and $3.4 million of lower predevelopment expenses related to Park Van Ness partially offset by $1.9 million of higher property operating expenses caused by snow removal costs in early 2014. Total operating expenses increased 4.9% in 2013 compared to 2012 primarily due to $8.0 million of additional depreciation expense and $1.2 million of higher predevelopment expenses related to the redevelopment of Park Van Ness.
Property operating expenses
Property operating expenses increased $1.9 million in 2014 compared to 2013 primarily due to a $1.5 million increase in snow removal costs. Property operating expenses increased $765,000 in 2013 compared to 2012.
Provision for credit losses
The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The $288,000 decrease in 2014 compared to 2013 as well as the $183,000 decrease in 2013 compared to 2012 reflect a general improvement in the retail economy and lack of significant bankruptcy losses among the Company’s various tenants.
Real estate taxes
Real estate taxes decreased $61,000 in 2014 compared to 2013. Real estate taxes increased $90,000 in 2013 compared to 2012.

Interest and amortization of deferred debt costs
Interest expense decreased $0.6 million in 2014 compared to 2013 primarily due to a $0.5 million increase in the amount of interest capitalized. Interest expense decreased $3.0 million in 2013 compared to 2012 primarily due to a 30 basis point decrease in the average cost of debt to 5.54% from 5.84%.
Depreciation and amortization
Depreciation and amortization of deferred leasing costs decreased by $7.9 million in 2014 compared to 2013 and increased $9.0 million in 2013 compared to 2012 primarily due to $8.0 million of additional depreciation expense in 2013 on the building at the former Van Ness Square as a result of the reduction of its useful life to four months effective January 1, 2013.
General and administrative
General and administrative costs increased $2.0 million in 2014 compared to 2013 primarily due to $1.1 million of accrued severance costs. General and administrative costs increased in 2013 compared to 2012 primarily due to (a) increased consulting expense ($495,000) and (b) increased stock option expense ($245,000).
Acquisition related costs
Acquisition related costs in 2014 totaling approximately $0.9 million relate to the purchases of 1580, 1582 and 1584 Rockville Pike and 730 and 750 N. Glebe Road. Acquisition related costs in 2013 totaling approximately $0.1 million relate to the purchase of a retail pad with a 7,100 square foot restaurant located in Gaithersburg, Maryland which is contiguous with and an expansion of the Company's other Kentlands assets. Acquisition related costs in 2012 totaling approximately $1.1 million relate to the December 2012 purchases of 1500 Rockville Pike and 5541 Nicholson Lane.
Predevelopment expenses
Predevelopment expenses in 2014, 2013 and 2012 represent costs, primarily lease termination and demolition costs, incurred with the repositioning and redevelopment of Van Ness Square.
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
Gain on Sales of Properties
Gain on sale of property in 2014 resulted from the April 2014 sale of Giant Center shopping center. Gain on sales of properties in 2012 resulted from the July 2012 sale of West Park shopping center and the December 2012 sale of the Belvedere shopping center.
Impact of Inflation
Inflation has remained relatively low during 2014 and 2013. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.

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

Liquidity and Capital Resources
Cash and cash equivalents were $12.1 million and $17.3 million at December 31, 2014 and 2013, respectively. The changes in cash and cash equivalents during the years ended December 31, 2014 and 2013 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2014	2013
Net cash provided by operating activities	$86,568	$73,527
Net cash used in investing activities	(83,589)	(26,034)
Net cash used in financing activities	(8,148)	(42,329)
Increase (decrease) in cash and cash equivalents	$(5,169)	$5,164

Operating Activities
Net cash provided by operating activities increased $13.0 million to $86.6 million for the year ended December 31, 2014 compared to $73.5 million for the year ended December 31, 2013. Net cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities increased $57.6 million to $83.6 million for the year ended December 31, 2014 from $26.0 million for the year ended December 31, 2013. Investing activities in 2014 primarily reflect tenant improvements and capital expenditures ($15.0 million), the Company's development activities ($17.8 million) and the acquisition of various retail real estate assets ($57.5 million). Net cash used in investing activities decreased $20.8 million to $26.0 million for the year ended December 31, 2013 from $46.9 million for the year ended December 31, 2012. Investing activities in 2013 primarily reflect (a) tenant improvements and capital expenditures ($14.0 million), (b) the Company's development activities ($7.3 million) and (c) the acquisition of various retail real estate assets ($5.1 million).
Financing Activities
Net cash used in financing activities was $8.1 million and $42.3 million for the years ended December 31, 2014 and 2013, respectively. Net cash used in financing activities in 2014 primarily reflects:

•	preferred stock redemption payments totaling $40.0 million;

•	the repayment of mortgage notes payable totaling $22.1 million;

•	the repayment of amounts borrowed under the revolving credit facility totaling $47.0 million;

•	distributions to common stockholders totaling $32.3 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $11.1 million;

•	distributions made to preferred stockholders totaling $13.5 million; and

•	payments of $1.3 million for financing costs of mortgage notes payable which was partially offset by:

•	proceeds of $39.3 million received from the sale of Series C preferred stock;

•	proceeds of $90.0 million received from revolving credit facility draws;

•	proceeds of $8.9 million from the issuance of limited partnership units in the Operating Partnership under the dividend reinvestment program;

•	proceeds of $15.6 million from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options; and

•	proceeds of $5.4 million received from construction loan draws.

Net cash used in financing activities for the year ended December 31, 2013 primarily reflects:

•	repayments of $180.0 million on the revolving credit facility;

•	preferred stock redemption payments totaling $139.3 million;

•	the repayment of mortgage notes payable totaling $71.3 million;

•	distributions to common stockholders totaling $29.2 million;

•	distributions to holders limited partnership units in the Operating Partnership totaling $10.0 million

•	distributions to preferred stockholders totaling $14.6 million; and

•	payments of $3.2 million for financing costs of new mortgage loans;
which was partially offset by:

•	proceeds of $135.2 million received from the sale of Series C preferred stock;

•	proceeds received from mortgage notes payable totaling $101.6 million;

•	proceeds of $142.0 million from revolving credit facility;

•	proceeds of $4.1 million from the issuance of limited partnership units in the Operating Partnership under the divided reinvestment program; and

•	proceeds of $22.3 million received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options.

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

Contractual Payment Obligations
As of December 31, 2014, the Company had unfunded contractual payment obligations of approximately $130.3 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2014.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Notes Payable:
Interest	$42,950	$80,005	$69,034	$135,069	$327,058
Scheduled Principal	23,192	48,175	48,311	135,752	255,430
Balloon Payments	14,885	28,879	131,542	426,652	601,958
Subtotal	81,027	157,059	248,887	697,473	1,184,446
Ground Leases (1)	176	352	353	9,186	10,067
Corporate Headquarters Lease (1)	894	1,839	—	—	2,733
Development Obligations	38,949	9,738	—	—	48,687
Tenant Improvements	9,270	1,744	277	—	11,291
Total Contractual Obligations	$130,316	$170,732	$249,517	$706,659	$1,257,224

(1)
See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2014, included cash balances of $12.1 million and borrowing availability of approximately $231.6 million on its revolving line of credit, will be sufficient to meet its contractual obligations for the foreseeable future.
Preferred Stock Issues
In March 2013, the Company redeemed 60% of its then-outstanding 8% Series A Cumulative Redeemable Preferred Stock (the “Series A Stock”) and all of its 9% Series B Cumulative Redeemable Preferred Stock. In December 2014, the Company redeemed the remaining outstanding Series A Stock.
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
In November 2014, the Company sold, in an underwritten public offering, 1.6 million depositary shares of the Series C Stock (the "Additional Series C Stock"). The Company received proceeds of approximately $39.3 million from the offering and used the proceeds to redeem its outstanding Series A Stock. The Additional Series C Stock represents a new issuance of additional depositary shares representing shares of Series C Stock.
Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 190,177 and 468,014 shares under the Plan at a weighted average discounted price of $46.85 and $43.52 per share during the years ended December 31, 2014 and 2013, respectively. The Company issued 196,183 and 88,309 limited partnership units under the Plan at a weighted average price of $45.25 and $46.93 per unit during the year ended December 31, 2014 and 2013, respectively. The Company also credited 7,461 and 7,148 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $47.08 and $43.92 per share, during the years ended December 31, 2014 and 2013, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2014.
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

The following is a summary of notes payable as of December 31, 2014 and 2013:

Notes Payable	Year Ended December 31,			Interest	Scheduled
(Dollars in thousands)	2014		2013	Rate*	Maturity*
Fixed rate mortgages:	$15,399	(a)	$16,128	7.45%	Jun-2015
	32,049	(b)	33,246	6.01%	Feb-2018
	35,398	(c)	36,937	5.88%	Jan-2019
	11,454	(d)	11,949	5.76%	May-2019
	15,819	(e)	16,501	5.62%	Jul-2019
	15,761	(f)	16,419	5.79%	Sep-2019
	14,014	(g)	14,610	5.22%	Jan-2020
	10,881	(h)	11,159	5.60%	May-2020
	9,535	(i)	9,921	5.30%	Jun-2020
	41,441	(j)	42,462	5.83%	Jul-2020
	8,346	(k)	8,649	5.81%	Feb-2021
	6,100	(l)	6,233	6.01%	Aug-2021
	35,222	(m)	35,981	5.62%	Jun-2022
	10,718	(n)	10,930	6.08%	Sep-2022
	11,587	(o)	11,795	6.43%	Apr-2023
	14,909	(p)	15,598	6.28%	Feb-2024
	16,750	(q)	17,123	7.35%	Jun-2024
	14,535	(r)	14,849	7.60%	Jun-2024
	25,639	(s)	26,153	7.02%	Jul-2024
	30,429	(t)	31,093	7.45%	Jul-2024
	30,253	(u)	30,894	7.30%	Jan-2025
	15,735	(v)	16,087	6.18%	Jan-2026
	115,291	(w)	118,128	5.31%	Apr-2026
	35,125	(x)	36,075	4.30%	Oct-2026
	39,932	(y)	40,974	4.53%	Nov-2026
	18,645	(z)	19,118	4.70%	Dec-2026
	69,397	(aa)	70,856	5.84%	May-2027
	17,281	(bb)	17,718	4.04%	Apr-2028
	33,140	(cc)	34,391	3.51%	Jun-2028
	17,462	(dd)	17,895	3.99%	Sep-2028
	5,391	(ee)	—	4.88%	Sep-2032
	11,119	(ff)	—	8.00%	Apr-2034
Total fixed rate	784,757		789,872	5.70%	9.3 Years
Variable rate loans:
	43,000	(gg)	—	LIBOR + 1.45%	Jun-2018
	14,525	(hh)	14,802	LIBOR + 1.65%	Feb-2016
	15,106	(ii)	15,394	LIBOR + 1.65%	Feb-2016
Total variable rate	72,631		30,196	LIBOR + 1.53%	2.5 Years
Total notes payable	$857,388		$820,068	5.36%	8.7 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2014. Totals computed using weighted averages.

(a)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million is due at loan maturity. Principal of $729,000 was amortized during 2014.

(b)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.2 million was amortized during 2014.

(c)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.5 million was amortized during 2014.

(d)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $495,000 was amortized during 2014.

(e)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $682,000 was amortized during 2014.

(f)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $658,000 was amortized during 2014.

(g)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $596,000 was amortized during 2014.

(h)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $278,000 was amortized during 2014.

(i)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $386,000 was amortized during 2014.

(j)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1,021,000 was amortized during 2014.

(k)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $303,000 was amortized during 2014.

(l)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $133,000 was amortized during 2014.

(m)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $759,000 was amortized during 2014.

(n)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $212,000 was amortized during 2014.

(o)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $208,000 was amortized during 2014.

(p)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $689,000 was amortized during 2014.

(q)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $373,000 was amortized during 2014.

(r)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $314,000 was amortized during 2014.

(s)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $514,000 was amortized during 2014.

(t)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $664,000 was amortized during 2014.

(u)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $641,000 was amortized during 2014.

(v)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $352,000 was amortized during 2014.

(w)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $2.8 million was amortized during 2014.

(x)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $950,000 was amortized during 2014.

(y)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1,042,000 was amortized during 2014.

(z)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $473,000 was amortized during 2014.

(aa)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.5 million was amortized during 2014.

(bb)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25 -year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $437,000 was amortized in 2014.

(cc)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $203,200 based upon a 20-year amortization schedule and a final payment of $11.4 million at loan maturity. Principal of $1,251,000 was amortized in 2014.

(dd)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $433,000 was amortized in 2014.

(ee)
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

(ff)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2014 totaled $119,000.

(gg)
The loan is a $275.0 million unsecured revolving credit facility. Interest accrues at a rate equal to the sum of one-month LIBOR plus a spread of 145 basis points. The line may be extended at the Company’s option for one year with payment of a fee of 0.15%. Monthly payments, if required, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

(hh)
The loan is collateralized by Northrock and requires monthly principal and interest payments of approximately $47,000 and a final payment of $14.2 million at maturity. Principal of $277,000 was amortized during 2014.

(ii)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.8 million at loan maturity. Principal of $288,000 was amortized during 2014.

The carrying value of properties collateralizing the mortgage notes payable totaled $895.5 million and $907.2 million as of December 31, 2014 and 2013, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2014, the Company was in compliance with all such covenants:

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
2015 Financing Activity
On March 3, 2015, the Company closed a 15-year, $30.0 million non-recourse mortgage loan secured by Boulevard and Shops at Fairfax shopping centers in Fairfax, Virginia. The loan matures in 2030, bears interest at a fixed rate of 3.69%, requires monthly principal and interest payments totaling $153,300 based on a 25-year amortization schedule and a final payment of $15.5 million at maturity.  Proceeds of the loan were used to repay in full the existing 7.45% mortgage in the amount of $15.2 million, which was scheduled to mature in June 2015 and to pay down outstanding balances under the revolving credit facility.
2014 Financing Activity
On June 24, 2014, the Company amended and restated its revolving credit facility. The unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit was increased to $275.0 million. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points.
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

Funds From Operations
In 2014, the Company reported Funds From Operations ("FFO")1 available to common shareholders (common stockholders and limited partner unitholders) of $78.3 million, a 21.0% increase from 2013 FFO available to common shareholders of $64.7 million. The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Net income	$57,988	$34,842	$39,780	$30,294	$43,185
Subtract:
Gains on property sales	(6,069)	—	(4,510)	—	(3,591)
Gain on casualty settlement	—	(77)	(219)	(245)	(2,475)
Add:
Real estate depreciation - discontinued operations	—	—	77	102	198
Real estate depreciation and amortization	41,203	49,130	40,112	35,298	28,379
FFO	93,122	83,895	75,240	65,449	65,696
Subtract:
Preferred dividends	(13,361)	(13,983)	(15,140)	(15,140)	(15,140)
Preferred stock redemption	(1,480)	(5,228)	—	—	—
FFO available to common shareholders	$78,281	$64,684	$60,100	$50,309	$50,556
Average shares and units used to compute FFO per share	27,977	27,330	26,614	24,740	23,793
FFO per share	$2.80	$2.37	$2.26	$2.03	$2.12

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
Acquisitions, Redevelopments and Renovations
Management anticipates that during the coming year the Company will continue activities related to the redevelopment of Van Ness Square and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop additional Current Portfolio Properties and may develop expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The following describes significant acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2014, 2013, and 2012.
1500, 1580, 1582 and 1584 Rockville Pike
In December 2012, the Company purchased for $23.0 million, including acquisition costs, approximately 52,700 square feet of retail space located on the east side of Rockville Pike near the Twinbrook Metro station.
In January 2014, the Company purchased for $8.0 million a single-tenant retail property with a 12,100 square foot CVS Pharmacy located at 1580 Rockville Pike in Rockville, Maryland, and incurred acquisition costs of $0.2 million.
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
In December 2014, the Company purchased for $6.2 million a single-tenant retail property with a 4,600 square foot restaurant located at 1584 Rockville Pike in Rockville, Maryland, and incurred acquisition costs totaling approximately $0.2 million.
The properties at 1580, 1582 and 1584 Rockville Pike are contiguous with and an expansion of the Company’s assets at 1500 Rockville Pike. When combined with 1500 Rockville Pike, the four properties comprise 10.3 acres which are zoned for development potential of up to 1.2 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
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
730, 750 N. Glebe Road
In August 2014, the Company purchased for $40.0 million a single-tenant retail property with a 16,900 square foot automobile dealership located at 750 N. Glebe Road in Arlington, Virginia, and incurred acquisition costs of $0.4 million. In December 2014, the Company purchased for $2.8 million an adjacent single-tenant retail property with a 2,000 square foot store, and incurred acquisition costs of $40,400. The properties comprise 2.3 acres of land which is zoned for development potential of up to 450,000 square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Park Van Ness
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed in the first quarter of 2016. When complete, the structure will comprise 11 levels, five of which will be below street level. Concrete is currently being poured on the seventh level. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2014, total approximately $27.0 million, of which $5.4 million has been financed by the loan.
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
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2014	50	6	7,886,304	1,453,159	95.0%	90.8%
2013	50	6	7,880,269	1,452,742	94.5%	90.5%
2012	50	7	7,877,200	1,612,200	93.4%	82.8%

The 2014 Shopping Center leasing percentage includes the five properties acquired in 2014 and excludes the Giant Center, which was sold in 2014. There is no change in 2014 in the properties that comprise the Mixed-Use leasing percentage. The Clarendon Center residential component was 95.9% leased at December 31, 2014. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, the Shopping Center leasing percentage increased to 95.0% from 94.5%. and the Mixed-Use leasing percentage increased to 90.8% from 90.5%. The overall portfolio leasing percentage, on a comparative same property basis, increased to 94.4% at December 31, 2014 from 93.9% at December 31, 2013. The 2014 Shopping Center same center leasing percentage increased as a result of a net increase in space leased of approximately 35,500 square feet. The 2014 Mixed-Use percentage leased increased as a result of a net increase in space leased of approximately 4,300 square feet.
There were no changes from the prior year in the properties that comprise the 2013 Shopping Centers percentage leased. The 2013 Mixed-Use percentage leased excludes Park Van Ness, which was taken out of service in March 2013 and is currently being redeveloped. The Clarendon Center residential component was 99.2% leased at December 31, 2013. On a same property basis, Shopping Center leasing percentages increased to 94.5% from 93.4% and Mixed-Use leasing percentages increased to 90.5% from 87.7%. The overall portfolio lease percentage, on a comparative same property basis, ended the year at 93.9%, an increase from 92.6% at year end 2012. The 2013 Shopping Centers percentage leased was impacted by a net increase of 88,600 square feet, 70,800 square feet of which resulted from improved leasing of small shop space (spaces totaling 10,000 square feet or less) throughout the portfolio. The 2013 Mixed-Use percentage leased was impacted by a net increase of 34,500 square feet, the majority of which resulted from improved leasing at Avenel Business Park.
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

			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2014	1,224,700	276	$18.60	$18.26
2013	1,471,000	276	19.56	19.75
2012	1,579,000	256	16.39	16.30

Additional information about commercial leasing activity during the three months ended December 31, 2014, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	20	33
Square feet	66,568	132,014
Per square foot average annualized:
Base rent	$21.41	$15.73
Tenant improvements	(3.08)	(0.11)
Leasing costs	(0.84)	(0.06)
Rent concessions	(0.20)	(0.03)
Effective rents	$17.29	$15.53

During 2014, the Company entered into 234 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.46 from $3.37. During 2013, the Company entered into 228 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.37 from $3.24. During 2012, the Company entered into 216 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.31 from $3.11.
As of December 31, 2014, 838,240 square feet of Commercial space was subject to leases scheduled to expire in 2015. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	838,240
Average base rent per square foot	$17.29
Estimated market base rent per square foot	$17.34

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The aggregate fair value of the swap at December 31, 2014 was approximately $3.2 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2014, the Company had variable rate indebtedness totaling $72.6 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2014 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $726,310, based on those balances. As of December 31, 2014, the Company had fixed-rate indebtedness totaling $784.8 million with a weighted average interest rate of 5.70%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2014 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $43.4 million.

Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP.
F-3	(b) Consolidated Balance Sheets - December 31, 2014 and 2013.
F-4	(c) Consolidated Statements of Operations - Years ended December 31, 2014, 2013, and 2012.
F-5	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013, and 2012.
F-6	(e) Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2014, 2013, and 2012.
F-7	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013, and 2012.
F-8	(g) Notes to Consolidated Financial Statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2014 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
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
Scope of the Assessments.
The assessment by the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s Disclosure Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting is done on a quarterly basis so that the conclusions concerning the effectiveness of disclosure controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.
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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 8, 2015 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2014 and 2013 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(b)	Consolidated Balance Sheets - December 31, 2014 and 2013

	(c)	Consolidated Statements of Operations - Years ended December 31, 2014, 2013, and 2012.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013, and 2012.

	(e)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2014, 2013, and 2012.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013, and 2012.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

(f)
Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated November 10, 2014, filed as Exhibit 3.2 of the Company's Current Report on Form 8-K, dated November 12, 2014, is hereby incorporated by reference.

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

(e)
First Amendment to Deposit Agreement, dated November 12, 2014, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock of Saul Centers, Inc. filed as Exhibit 4.2 to of the Company's Current Report on Form 8-K, dated November 12, 2014, is hereby incorporated by reference.

10.	(a)
First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10 (a) of the September 30, 2011 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated February 12, 2013 is hereby incorporated by reference. The Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated November 12, 2014, is hereby incorporated by reference.

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

(j)
Amended and Restated Credit Agreement, dated as of June 24, 2014, by and among Saul Holdings Limited Partnership as Borrower; Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger; JP Morgan Chase Bank, N.A., as Syndication Agent; and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders, as filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 25, 2014, is hereby incorporated by reference.

(k)
Amended and Restated Guaranty, dated as of June 24, 2014, by and between Saul Centers, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 25, 2014, is hereby incorporated by reference.

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

99.
Letter agreement dated October 16, 2014, between B. F. Saul Real Estate Investment Trust and Saul Holdings Limited Partnership regarding Shared Third Party Pre-Development Costs for Twinbrook area properties is filed herewith.

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	March 6, 2015	/s/ B. Francis Saul II
B. Francis Saul II
Chairman of the Board of Directors & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of B. Francis Saul II, J. Page Lansdale and Scott V. Schneider as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Date:	March 6, 2015	/s/ J. Page Lansdale
J. Page Lansdale, President and Director

Date:	March 6, 2015	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	March 6, 2015	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date:	March 6, 2015	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date:	March 6, 2015	/s/ John E. Chapoton
John E. Chapoton, Director

Date:	March 6, 2015	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	March 6, 2015	/s/ Gilbert M. Grosvenor
Gilbert M. Grosvenor, Director

Date:	March 6, 2015	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date:	March 6, 2015	/s/ Charles R. Longsworth
Charles R. Longsworth, Director

Date:	March 6, 2015	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date:	March 6, 2015	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	March 6, 2015	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	March 6, 2015	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date:	March 6, 2015	/s/ James W. Symington
James W. Symington, Director

Date:	March 6, 2015	/s/ John R. Whitmore
John R. Whitmore, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Saul Centers, Inc.
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saul Centers, Inc.
We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Saul Centers, Inc. and our report dated March 6, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 6, 2015

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2014	2013
Assets
Real estate investments
Land	$420,622	$354,967
Buildings and equipment	1,109,276	1,094,605
Construction in progress	30,261	9,867
	1,560,159	1,459,439
Accumulated depreciation	(396,617)	(364,663)
	1,163,542	1,094,776
Cash and cash equivalents	12,128	17,297
Accounts receivable and accrued income, net	46,784	43,884
Deferred leasing costs, net	26,928	26,052
Prepaid expenses, net	4,093	4,047
Deferred debt costs, net	9,874	9,675
Other assets	3,638	2,944
Total assets	$1,266,987	$1,198,675
Liabilities
Mortgage notes payable	$808,997	$820,068
Revolving credit facility payable	43,000	—
Construction loan payable	5,391	—
Dividends and distributions payable	14,352	13,135
Accounts payable, accrued expenses and other liabilities	23,537	20,141
Deferred income	32,453	30,205
Total liabilities	927,730	883,549
Stockholders' equity
Preferred stock, 1,000,000 shares authorized:
Series A Cumulative Redeemable, 16,000 shares issued and outstanding in 2013	—	40,000
Series C Cumulative Redeemable, 72,000 and 56,000 shares issued and outstanding, respectively	180,000	140,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 20,947,141 and 20,576,616 shares issued and outstanding, respectively	209	206
Additional paid-in capital	287,995	270,428
Accumulated deficit	(173,774)	(172,564)
Accumulated other comprehensive loss	(1,894)	(1,392)
Total Saul Centers, Inc. stockholders' equity	292,536	276,678
Noncontrolling interests	46,721	38,448
Total stockholders' equity	339,257	315,126
Total liabilities and stockholders' equity	$1,266,987	$1,198,675
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Revenue
Base rent	$164,599	$159,898	$152,777
Expense recoveries	32,132	30,949	30,391
Percentage rent	1,492	1,575	1,545
Other	8,869	5,475	5,379
Total revenue	207,092	197,897	190,092
Operating expenses
Property operating expenses	26,479	24,559	23,794
Provision for credit losses	680	968	1,151
Real estate taxes	22,354	22,415	22,325
Interest expense and amortization of deferred debt costs	46,034	46,589	49,544
Depreciation and amortization of deferred leasing costs	41,203	49,130	40,112
General and administrative	16,961	14,951	14,274
Acquisition related costs	949	106	1,129
Predevelopment expenses	503	3,910	2,667
Total operating expenses	155,163	162,628	154,996
Operating income	51,929	35,269	35,096
Change in fair value of derivatives	(10)	(7)	36
Loss on early extinguishment of debt	—	(497)	—
Gain on sales of properties	6,069	—	—
Gain on casualty settlement	—	77	219
Income from continuing operations	57,988	34,842	35,351
Discontinued operations
Loss from operations of properties sold	—	—	(81)
Gain on sales of properties	—	—	4,510
Income from discontinued operations	—	—	4,429
Net Income	57,988	34,842	39,780
Noncontrolling interests
Income from continuing operations attributable to noncontrolling interests	(11,045)	(3,970)	(5,693)
Income from discontinued operations attributable to noncontrolling interests	—	—	(713)
Income attributable to noncontrolling interests	(11,045)	(3,970)	(6,406)
Net income attributable to Saul Centers, Inc.	46,943	30,872	33,374
Preferred stock redemption	(1,480)	(5,228)	—
Preferred dividends	(13,361)	(13,983)	(15,140)
Net income available to common stockholders	$32,102	$11,661	$18,234
Per share net income available to common stockholders
Basic:
Continuing operations	$1.55	$0.57	$0.70
Discontinued operations	—	—	0.23
	$1.55	$0.57	$0.93
Diluted:
Continuing operations	$1.54	$0.57	$0.70
Discontinued operations	—	—	0.23
	$1.54	$0.57	$0.93
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net income	$57,988	$34,842	$39,780
Other comprehensive income
Unrealized gain (loss) on cash flow hedge	(675)	2,897	(932)
Total comprehensive income	57,313	37,739	38,848
Comprehensive income attributable to noncontrolling interests	(10,874)	(4,706)	(6,164)
Total comprehensive income attributable to Saul Centers, Inc.	46,439	33,033	32,684
Preferred stock redemption	(1,480)	(5,228)	—
Preferred dividends	(13,361)	(13,983)	(15,140)
Total comprehensive income available to common stockholders	$31,598	$13,822	$17,544
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2011	$179,328	$193	$217,829	$(144,659)	$(2,863)	$249,828	$43,378	$293,206
Issuance of common stock:
595,388 shares pursuant to dividend reinvestment plan	—	6	23,124	—	—	23,130	—	23,130
158,219 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	5,604	—	—	5,606	—	5,606
Net income	—	—	—	33,374	—	33,374	6,406	39,780
Change in unrealized loss on cash flow hedge	—	—	—	—	(690)	(690)	(242)	(932)
Preferred stock distributions:
Series A	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Series B	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock distributions	—	—	—	(21,189)	—	(21,189)	(7,467)	(28,656)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(2,000)	—	(2,000)	—	(2,000)
Series B, $56.25 per share	—	—	—	(1,785)	—	(1,785)	—	(1,785)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(7,216)	—	(7,216)	(2,489)	(9,705)
Balance, December 31, 2012	179,328	201	246,557	(154,830)	(3,553)	267,703	39,586	307,289
Issuance of 56,000 shares of Series C preferred stock	140,000	—	(4,807)	—	—	135,193	—	135,193
Redemption of 24,000 shares of Series A preferred stock	(60,000)	—	2,212	(2,216)	—	(60,004)	—	(60,004)
Redemption of 31,731 shares of Series B preferred stock	(79,328)	—	3,007	(3,012)	—	(79,333)	—	(79,333)
Issuance of common stock:
475,162 shares pursuant to dividend reinvestment plan	—	5	20,667	—	—	20,672	—	20,672
56,002 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	2,792	—	—	2,792	—	2,792
Issuance of 88,309 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	4,144	4,144
Net income	—	—	—	30,872	—	30,872	3,970	34,842
Change in unrealized loss on cash flow hedge	—	—	—	—	2,161	2,161	736	2,897
Preferred stock distributions:
Series A	—	—	—	(3,213)	—	(3,213)	—	(3,213)
Series B	—	—	—	(1,468)	—	(1,468)	—	(1,468)
Series C	—	—	—	(6,095)	—	(6,095)	—	(6,095)
Common stock distributions	—	—	—	(21,988)	—	(21,988)	(7,467)	(29,455)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(800)	—	(800)	—	(800)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Series C, $42.97 per share	—	—	—	(2,406)	—	(2,406)	—	(2,406)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(7,408)	—	(7,408)	(2,521)	(9,929)
Balance, December 31, 2013	180,000	206	270,428	(172,564)	(1,392)	276,678	38,448	315,126
Issuance of 16,000 shares of Series C preferred stock	40,000	—	(740)	—	—	39,260	—	39,260
Redemption of 16,000 shares of Series A preferred stock	(40,000)	—	1,475	(1,475)	—	(40,000)	—	(40,000)
Issuance of common stock:
197,638 shares pursuant to dividend reinvestment plan	—	2	9,262	—	—	9,264	—	9,264
172,887 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	1	7,570	—	—	7,571	—	7,571
Issuance of 196,183 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	8,877	8,877
Net income	—	—	—	46,943	—	46,943	11,045	57,988
Change in unrealized loss on cash flow hedge	—	—	—	—	(502)	(502)	(173)	(675)
Preferred stock distributions:
Series A	—	—	—	(3,049)	—	(3,049)	—	(3,049)
Series C	—	—	—	(7,219)	—	(7,219)	—	(7,219)
Common stock distributions	—	—	—	(24,937)	—	(24,937)	(8,597)	(33,534)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.40/share) and distributions payable partnership units ($0.40/unit)	—	—	—	(8,379)	—	(8,379)	(2,879)	(11,258)
Balance, December 31, 2014	$180,000	$209	$287,995	$(173,774)	$(1,894)	$292,536	$46,721	$339,257
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$57,988	$34,842	$39,780
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	10	7	(36)
Gain on sale of property	(6,069)	—	(4,510)
Gain on casualty settlement	—	(77)	(219)
Depreciation and amortization of deferred leasing costs	41,203	49,130	40,189
Amortization of deferred debt costs	1,327	1,257	1,576
Non cash compensation costs of stock grants and options	1,240	1,145	952
Provision for credit losses	680	968	1,151
Increase in accounts receivable and accrued income	(3,320)	(3,669)	(3,240)
Additions to deferred leasing costs	(4,048)	(5,876)	(5,362)
Increase in prepaid expenses	(60)	(152)	(54)
(Increase) decrease in other assets	(694)	353	9,573
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,149	(3,286)	(930)
Decrease in deferred income	(2,838)	(1,115)	(447)
Net cash provided by operating activities	86,568	73,527	78,423
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(57,494)	(5,124)	(34,050)
Additions to real estate investments	(14,986)	(13,999)	(12,680)
Additions to development and redevelopment projects	(17,788)	(7,316)	(7,913)
Proceeds from sale of properties	6,679	—	5,818
Proceeds from casualty settlement	—	405	1,952
Net cash used in investing activities	(83,589)	(26,034)	(46,873)
Cash flows from financing activities:
Proceeds from mortgage notes payable (1)	—	101,600	83,500
Repayments on mortgage notes payable	(22,071)	(71,308)	(117,595)
Proceeds from construction loans payable	5,391	—	—
Proceeds from revolving credit facility	90,000	142,000	38,000
Repayments on revolving credit facility	(47,000)	(180,000)	(8,000)
Additions to deferred debt costs	(1,264)	(3,219)	(2,199)
Proceeds from the issuance of:
Common stock	15,596	22,292	27,784
Partnership units	8,877	4,144	—
Series C preferred stock	39,260	135,221	—
Preferred stock redemption payments:
Series A preferred	(40,000)	(60,000)	—
Series B preferred	—	(79,328)	—
Preferred stock redemption costs	—	(9)	—
Distributions to:
Series A preferred stockholders	(3,849)	(5,213)	(8,000)
Series B preferred stockholders	—	(3,253)	(7,140)
Series C preferred stockholders	(9,625)	(6,095)	—
Common stockholders	(32,346)	(29,205)	(28,135)
Noncontrolling interests	(11,117)	(9,956)	(9,955)
Net cash used in financing activities	(8,148)	(42,329)	(31,740)
Net increase (decrease) in cash and cash equivalents	(5,169)	5,164	(190)
Cash and cash equivalents, beginning of year	17,297	12,133	12,323
Cash and cash equivalents, end of year	$12,128	$17,297	$12,133
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,443	$45,743	$48,302

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
The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2012.

Name of Property	Location	Type	Year of Acquisition/ Development/ Disposal
Acquisitions
1500 Rockville Pike	Rockville, Maryland	Shopping Center	December 2012
5541 Nicholson Lane	Rockville, Maryland	Shopping Center	December 2012
1580 Rockville Pike	Rockville, Maryland	Shopping Center	January 2014
1582 Rockville Pike	Rockville, Maryland	Shopping Center	April 2014
750 N. Glebe Road	Arlington, Virginia	Shopping Center	August 2014
730 N. Glebe Road	Arlington, Virginia	Shopping Center	December 2014
1584 Rockville Pike	Rockville, Maryland	Shopping Center	December 2014

Developments
Park Van Ness	Washington, DC	Mixed-Use	2013/2014

Dispositions
West Park	Oklahoma City, Oklahoma	Shopping Center	July 2012
Belvedere	Baltimore, Maryland	Shopping Center	December 2012
Giant Center	Milford Mill, Maryland	Shopping Center	April 2014
As of December 31, 2014, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

Basis of Presentation
The accompanying financial statements are presented on the historical cost basis of the Saul Organization because of affiliated ownership and common management and because the assets and liabilities were the subject of a business

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

combination with the Operating Partnership, the Subsidiary Partnerships and Saul Centers, all newly formed entities with no prior operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2014, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.5%), a tenant at nine Shopping Centers, and Safeway (2.5%), a tenant at eight Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2014.
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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2014, 2013, or 2012.
Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $688,900, $170,000, and $42,300 during 2014, 2013, and 2012, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense and amortization of leasehold improvements, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2014, 2013, and 2012, was $35.9 million, $43.2 million, and $34.6 million, respectively. Repairs and maintenance expense totaled $11.9 million, $10.3 million, and $9.9 million for 2014, 2013, and 2012, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties and are amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $26.9 million and $26.1 million, net of accumulated amortization of approximately $21.6 million and $16.6 million, as of December 31, 2014 and 2013, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $5.3 million, $5.9 million, and $5.5 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Construction in Progress
Construction in progress includes preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The following table shows the components of construction in progress.

	December 31,
(in thousands)	2014	2013

Park Van Ness	$26,998	$7,901
Other	3,263	1,966
Total	$30,261	$9,867

Accounts Receivable and Accrued Income
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $0.7 million and $0.6 million, at December 31, 2014 and 2013, respectively.

(In thousands)	Year ended December 31,
	2014	2013	2012
Beginning Balance	$572	$1,208	$671
Provision for Credit Losses	680	968	1,160
Charge-offs	(575)	(1,604)	(623)
Ending Balance	$677	$572	$1,208
In addition to rents due currently, accounts receivable also includes $38.7 million and $37.2 million, at December 31, 2014 and 2013, respectively, net of allowance for doubtful accounts totaling $0.3 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2014 are held in non-interest bearing accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.9 million and $9.7 million, net of accumulated amortization of $5.9 million and $4.5 million at December 31, 2014 and 2013, respectively.
Deferred Income
Deferred income consists of payments received from tenants prior to the time they are earned and recognized by the Company as revenue, including tenant prepayment of rent for future periods, real estate taxes when the taxing jurisdiction

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
Discontinued Operations
During 2012, the Company sold its West Park and Belvedere properties for $2.0 million and $4.0 million and recognized gains of $1.1 million and $3.4 million, respectively. The results of operations of West Park and Belvedere for the year ended December 31, 2012 are included in the statements of operations as “Loss from operations of properties sold.” The 2014 sale of Giant Center is accounted for under the new discontinued operations guidance discussed below in Recently Issued Accounting Standards and, therefore, is not presented as discontinued operations.
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
As of December 31, 2014, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2014, 2013, and 2012. The tax basis of the Company’s real estate investments was approximately $1.2 billion and $1.1 billion as of December 31, 2014 and 2013, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2008.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation in general and administrative expenses.
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the "Stock Plan"). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2014, the directors’ deferred fee accounts comprise 232,262 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2014, 2013, and 2012. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $112,900, $124,400, and $110,000, for the years ended December 31, 2014, 2013, and 2012, respectively.
Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.2% common interest as of December 31, 2014. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
Per Share Data
Per share data for net income (basic and diluted) is computed using weighted average shares of common stock. Convertible limited partnership units and employee stock options are the Company’s potentially dilutive securities. For all periods presented, the convertible limited partnership units are anti-dilutive. For the years ended December 31, 2014, 2013, and 2012, options totaling 106,875, 112,500, and 117,500, respectively, are not dilutive because the average share price of the Company’s common stock was less than the exercise prices. The treasury stock method was used to measure the effect of the dilution.

	December 31,
(Shares in thousands)	2014	2013	2012
Weighted average common shares outstanding - Basic	20,772	20,364	19,649
Effect of dilutive options	49	37	51
Weighted average common shares outstanding - Diluted	20,821	20,401	19,700
Average share price	$49.09	$45.44	$40.94
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

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for year ended December 31, 2014.

3.	REAL ESTATE ACQUIRED
1500, 1580, 1582 and 1584 Rockville Pike
In December 2012, the Company purchased for $22.4 million 1500 Rockville Pike, and incurred acquisition costs of $0.6 million. In January 2014, the Company purchased for $8.0 million 1580 Rockville Pike and incurred acquisition costs of $0.2 million. In April 2014, the Company purchased for $11.0 million 1582 Rockville Pike and incurred acquisition costs of $0.2 million. In December 2014, the company purchased for $6.2 million 1584 Rockville Pike and incurred acquisition costs of $0.2 million. These retail properties are contiguous with each other and are located in Rockville, Maryland.
730 and 750 Glebe Road
In August 2014, the Company purchased for $40.0 million, 750 N. Glebe Road and incurred acquisition costs of $0.4 million. In December 2014, the Company purchased for $2.8 million 730 N. Glebe Road, and incurred acquisition costs of $40,400. These retail properties are contiguous and are located in Arlington, Virginia.
5541 Nicholson Lane
In December 2012, the Company purchased for $11.7 million 5541 Nicholson Lane, a retail property located in Rockville, Maryland, and incurred acquisition costs of $0.5 million.
Kentlands pad
In August 2013, the Company purchased for $4.3 million, a retail pad with a 7,100 square foot restaurant located in Gaithersburg, Maryland, which is contiguous with and an expansion of the Company's other Kentlands assets, and incurred acquisition costs of $106,000.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

During 2014, the Company purchased five properties at an aggregate cost of $68.0 million, and incurred acquisition costs of $0.9 million. The purchase prices were allocated to the assets acquired and liabilities assumed based on their fair value as shown in the following table.

(in thousands)	1580 Rockville Pike	1582 Rockville Pike	750 N. Glebe Road	730 N. Glebe Road	1584 Rockville Pike	Total
Land	$9,600	$9,742	$38,224	$2,683	$5,798	$66,047
Buildings	2,200	828	1,327	78	440	4,873
In-place Leases	513	849	449	39	249	2,099
Above Market Rent	—	—	—	—	—	—
Below Market Rent	(4,313)	(419)	—	—	(337)	(5,069)
Total Purchase Price	$8,000	$11,000	$40,000	$2,800	$6,150	$67,950

During 2013, the Company purchased two properties at a cost of $5.1 million and incurred acquisition costs of $106,000. Of the total purchase price, $2.0 million was allocated to buildings and $3.1 million was allocated to land. No amounts were allocated to in-place, above-market, or below-market leases.
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
The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2014 and 2013 was $24.0 million and $21.9 million, respectively, and accumulated amortization was $18.0 million and $16.7 million, respectively. Amortization expense totaled $1.3 million, $2.0 million and $2.0 million, for the years ended December 31, 2014, 2013, and 2012, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2014 and 2013 was $29.9 million and $24.8 million, respectively, and accumulated amortization was $11.9 million and $10.0 million, respectively. Accretion income totaled $1.9 million, $1.7 million, and $1.6 million, for the years ended December 31, 2014, 2013, and 2012, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2014 and 2013 was $1.0 million and $1.0 million, respectively, and accumulated amortization was $996,700 and $974,100, respectively. Amortization expense totaled $23,000, $45,000 and $60,000, for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2015	$1,252	$2	$1,787
2016	988	1	1,722
2017	796	1	1,701
2018	737	1	1,617
2019	550	—	1,473
Thereafter	1,739	—	9,670
Total	$6,062	$5	$17,970

4.	NONCONTROLLING INTEREST - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
The Saul Organization holds a 25.8% limited partnership interest in the Operating Partnership represented by 7,198,721 limited partnership units, as of December 31, 2014. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2014, 814,000 units were eligible for conversion.
The impact of the Saul Organization’s 25.8% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interest in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2014, 2013, and 2012, were 27,977,500, 27,330,100, and 26,613,900, respectively.

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2014, outstanding debt totaled $857.4 million, of which $784.8 million was fixed rate debt and $72.6 million was variable rate debt. The Company’s outstanding debt totaled $820.1 million at December 31, 2013, of which $789.9 million was fixed rate debt and $30.2 million was variable rate debt. At December 31, 2014, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2014, based on the value of the Company's unencumbered properties, approximately $231.6 million was available under the line, $43.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio and which can range from 145 basis points to 200 basis points. As of December 31, 2014, the margin was 145 basis points.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. Saul Centers guarantees a portion of the Northrock bank term loan (approximately $7.5 million of the $14.5 million outstanding at December 31, 2014) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.1 million outstanding at December 31, 2014) and all of the Park Van Ness construction-to-permanent loan. All other notes payable are non-recourse.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
On June 24, 2014, the Company amended and restated its revolving credit facility. The Company unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit was increased to $275.0 million. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2014 and 2013:

Notes Payable	December 31,			Interest	Scheduled
(Dollars in thousands)	2014		2013	Rate *	Maturity *
Fixed rate mortgages:	$15,399	(a)	$16,128	7.45%	Jun-2015
	32,049	(b)	33,246	6.01%	Feb-2018
	35,398	(c)	36,937	5.88%	Jan-2019
	11,454	(d)	11,949	5.76%	May-2019
	15,819	(e)	16,501	5.62%	Jul-2019
	15,761	(f)	16,419	5.79%	Sep-2019
	14,014	(g)	14,610	5.22%	Jan-2020
	10,881	(h)	11,159	5.60%	May-2020
	9,535	(i)	9,921	5.30%	Jun-2020
	41,441	(j)	42,462	5.83%	Jul-2020
	8,346	(k)	8,649	5.81%	Feb-2021
	6,100	(l)	6,233	6.01%	Aug-2021
	35,222	(m)	35,981	5.62%	Jun-2022
	10,718	(n)	10,930	6.08%	Sep-2022
	11,587	(o)	11,795	6.43%	Apr-2023
	14,909	(p)	15,598	6.28%	Feb-2024
	16,750	(q)	17,123	7.35%	Jun-2024
	14,535	(r)	14,849	7.60%	Jun-2024
	25,639	(s)	26,153	7.02%	Jul-2024
	30,429	(t)	31,093	7.45%	Jul-2024
	30,253	(u)	30,894	7.30%	Jan-2025
	15,735	(v)	16,087	6.18%	Jan-2026
	115,291	(w)	118,128	5.31%	Apr-2026
	35,125	(x)	36,075	4.30%	Oct-2026
	39,932	(y)	40,974	4.53%	Nov-2026
	18,645	(z)	19,118	4.70%	Dec-2026
	69,397	(aa)	70,856	5.84%	May-2027
	17,281	(bb)	17,718	4.04%	Apr-2028
	33,140	(cc)	34,391	3.51%	Jun-2028
	17,462	(dd)	17,895	3.99%	Sep-2028
	5,391	(ee)	—	4.88%	Sep-2032
	11,119	(ff)	—	8.00%	Apr-2034
Total fixed rate	784,757		789,872	5.70%	9.3 Years
Variable rate loans:
	43,000	(gg)	—	LIBOR + 1.45%	Jun-2018
	14,525	(hh)	14,802	LIBOR + 1.65%	Feb-2016
	15,106	(ii)	15,394	LIBOR + 1.65%	Feb-2016
Total variable rate	$72,631		$30,196	LIBOR + 1.53%	2.5 Years
Total notes payable	$857,388		$820,068	5.36%	8.7 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2014. Totals computed using weighted averages.

(a)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million is due at loan maturity. Principal of $729,000 was amortized during 2014.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(b)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.2 million was amortized during 2014.

(c)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.5 million was amortized during 2014.

(d)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $495,000 was amortized during 2014.

(e)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $682,000 was amortized during 2014.

(f)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $658,000 was amortized during 2014.

(g)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $596,000 was amortized during 2014.

(h)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $278,000 was amortized during 2014.

(i)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $386,000 was amortized during 2014.

(j)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1,021,000 was amortized during 2014.

(k)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $303,000 was amortized during 2014.

(l)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $133,000 was amortized during 2014.

(m)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $759,000 was amortized during 2014.

(n)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $212,000 was amortized during 2014.

(o)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $208,000 was amortized during 2014.

(p)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $689,000 was amortized during 2014.

(q)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $373,000 was amortized during 2014.

(r)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $314,000 was amortized during 2014.

(s)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $514,000 was amortized during 2014.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(t)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $664,000 was amortized during 2014.

(u)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $641,000 was amortized during 2014.

(v)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $352,000 was amortized during 2014.

(w)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $2.8 million was amortized during 2014.

(x)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $950,000 was amortized during 2014.

(y)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1,042,000 was amortized during 2014.

(z)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $473,000 was amortized during 2014.

(aa)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.5 million was amortized during 2014.

(bb)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25 -year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $437,000 was amortized in 2014.

(cc)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $203,200 based upon a 20-year amortization schedule and a final payment of $11.4 million at loan maturity. Principal of $1,251,000 was amortized in 2014.

(dd)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $433,000 was amortized in 2014.

(ee)
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

(ff)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2014 totaled $119,000.

(gg)
The loan is a $275.0 million unsecured revolving credit facility. Interest accrues at a rate equal to the sum of one-month LIBOR plus a spread of 145 basis points. The line may be extended at the Company’s option for one year with payment of a fee of 0.15%. Monthly payments, if required, are interest only and vary depending upon the amount outstanding and the applicable interest rate for any given month.

(hh)
The loan is collateralized by Northrock and requires monthly principal and interest payments of approximately $47,000 and a final payment of $14.2 million at maturity. Principal of $277,000 was amortized during 2014.

(ii)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.8 million at loan maturity. Principal of $288,000 was amortized during 2014.

The carrying value of the properties collateralizing the mortgage notes payable totaled $895.5 million and $907.2 million, as of December 31, 2014 and 2013, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2014.

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
Mortgage notes payable at each of December 31, 2014 and 2013, totaling $51.0 million, are guaranteed by members of the Saul Organization. As of December 31, 2014, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2015	$14,885		$23,192	$38,077
2016	28,879		23,496	52,375
2017	—		24,679	24,679
2018	70,748	(a)	24,822	95,570
2019	60,794		23,489	84,283
Thereafter	426,652		135,752	562,404
	$601,958		$255,430	$857,388
(a) Includes $43.0 million outstanding under the line of credit.
The components of interest expense are set forth below.

(in thousands)	Year ended December 31,
	2014	2013	2012
Interest incurred	$45,396	$45,502	$48,010
Amortization of deferred debt costs	1,327	1,257	1,576
Capitalized interest	(689)	(170)	(42)
Total	$46,034	$46,589	$49,544
Deferred debt costs capitalized during the years ending December 31, 2014, 2013 and 2012 totaled $1.3 million, $3.2 million and $2.2 million, respectively.

6.	LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2014, 2013, and 2012, amounted to $164.6 million, $159.9 million, and $152.8 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2015	$152,661
2016	135,703
2017	116,025
2018	96,439
2019	73,626
Thereafter	275,551
$850,005
The majority of the leases provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2014, 2013, and 2012, amounted to $32.1 million, $30.9 million, and $30.4 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.5 million, $1.6 million, and $1.5 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

7.	LONG-TERM LEASE OBLIGATIONS
Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $176,000, $176,000, and $176,000, for the years ended December 31, 2014, 2013, and 2012, respectively. The future minimum rental commitments under these ground leases are as follows:

	Year ending December 31,
(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Beacon Center	$60	$60	$60	$60	$60	$2,541	$2,841
Olney	56	56	56	56	57	3,760	4,041
Southdale	60	60	60	60	60	2,885	3,185
Total	$176	$176	$176	$176	$177	$9,186	$10,067

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
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002 was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2014, 2013, and 2012 was $840,800, $850,600, and $850,000, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8.	STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
The Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012 reflect noncontrolling interest of $11.0 million, $4.0 million, and $6.4 million, respectively, representing the Saul Organization’s share of the net income for the year.
In November 2003, the Company sold 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock (the "Series A Stock"). The depositary shares are redeemable, in whole or in part at the Company’s option, from time to time, at $25.00 per share. The depositary shares pay an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 per share liquidation preference. The Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. In March 2013, the Company redeemed 60% of its then-outstanding Series A Stock. In December 2014, the Company redeemed the remaining outstanding Series A Stock. Costs associated with the redemptions were charged against accumulated deficit in the respective periods.
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
On February 12, 2013, the Company sold, in an underwritten public offering, 5.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Stock"), and received

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

net cash proceeds of approximately $135.2 million. The depositary shares may be redeemed on or after February 12, 2018 at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The first dividend was paid on April 15, 2013 and covered the period from February 12, 2013 through March 31, 2013. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On November 12, 2014, the Company sold, in an underwritten public offering, 1.6 million depositary shares of Series C Stock and received net cash proceeds of approximately $39.3 million (the "Additional Series C Stock"). The terms of Additional Series C Stock are identical to the Series C Stock.

9.	RELATED PARTY TRANSACTIONS
The Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Executive Vice President-Chief Legal and Administrative Officer and the Senior Vice President-Chief Accounting Officer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $379,000, $369,000, and $379,000, for 2014, 2013, and 2012, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2014, 2013, and 2012, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $192,800, $191,300, and $238,000, for the years ended December 31, 2014, 2013, and 2012, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.8 million and $1.6 million, at December 31, 2014 and 2013, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2014, 2013, and 2012, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $7.4 million, $6.3 million, and $6.0 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2014 and 2013, accounts payable, accrued expenses and other liabilities included $543,000 and $499,000, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company has entered into a shared third-party predevelopment cost agreement with the B. F. Saul Real Estate Investment Trust, a member of the Saul Organization (the “Predevelopment Agreement”). The Predevelopment Agreement, which expires on December 31, 2015, and which may be extended to December 31, 2016, relates to the sharing of third-party predevelopment costs incurred in connection with the planning of the future redevelopment of certain adjacent real estate assets in the Twinbrook area of Rockville, Maryland. The costs will be billed by the third-parties on a pro rata basis based on the acreage owned by each entity and neither party is obligated to advance funds to the other.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $427,300, $447,300, and $372,000, for the years ended December 31, 2014, 2013, and 2012, respectively.
Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, one of the Company’s former presidents, whereby Mr. Saul III provided certain consulting services to the Company as an independent contractor and was paid at a rate of $60,000 per month. The consulting agreement included certain noncompete, nonsolicitation and nondisclosure covenants, and expired in September 2014. During 2014, 2013 and 2012 such consulting fees totaled $495,000, $720,000 and $225,000, respectively.

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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
Effective May 4, 2012, the Compensation Committee granted options to purchase 277,500 shares (26,157 incentive stock options and 251,343 nonqualified stock options) to fifteen Company officers and fourteen Company Directors (the “2012 options”), which expire on May 3, 2022. The officers’ 2012 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2012 Options were immediately exercisable. The exercise price of $39.29 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2012 Options to be $1.7 million, of which $1.4 million and $257,250 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $257,250 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 10, 2013, the Compensation Committee granted options to purchase 237,500 shares (35,592 incentive stock options and 201,908 nonqualified stock options) to fifteen Company officers and fourteen Company Directors (the "2013 options"), which expire on May 9, 2023. The officers' 2013 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors' 2013 options were immediately exercisable. The exercise price of $44.42 per share was the closing market price of the Company's common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2013 Options to be $1.5 million, of which $1.3 million and $0.3 million were assigned to the officer options and director options, respectively. Because the directors' options vested immediately, the entire $0.3 million was expensed as of the date of grant. The expense for the officers' options is being recognized as compensation expense monthly during the four years the option was vested.
Effective May 9, 2014, the Compensation Committee granted options to purchase 200,000 shares (29,300 incentive stock options and 170,700 nonqualified stock options) to eighteen Company officers and twelve Company Directors (the “2014 options”), which expire on May 8, 2024. The officers’ 2014 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2014 Options were immediately exercisable. The exercise price of $47.03 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2014 Options to be $1.3 million, of which $1.2 million and $109,500 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $109,500 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
Stock options issued
	Directors
Grant date	5/6/2005	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	Subtotals
Total grant	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	317,500
Vested	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	317,500
Exercised	22,500	10,000	—	—	20,000	10,000	10,000	10,000	7,500	—	90,000
Forfeited	—	2,500	7,500	7,500	—	2,500	2,500	—	—	—	22,500
Exercisable at December 31, 2014	7,500	17,500	22,500	22,500	12,500	20,000	20,000	25,000	27,500	30,000	205,000
Remaining unexercised	7,500	17,500	22,500	22,500	12,500	20,000	20,000	25,000	27,500	30,000	205,000
Exercise price	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03
Volatility	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173
Expected life (years)	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%
Risk-free rate	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%
Total value at grant date	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$2,207,775
Expensed in previous years	71,100	143,400	285,300	254,700	222,950	287,950	297,375	—	—	—	1,562,775
Expensed in 2012	—	—	—	—	—	—	—	257,250	—	—	257,250
Expensed in 2013	—	—	—	—	—	—	—	—	278,250	—	278,250
Expensed in 2014	—	—	—	—	—	—	—	—	—	109,500	109,500
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	5/6/2005	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	Subtotals				Grand Totals
Total grant	132,500	135,000	162,500	242,500	202,500	170,000	1,045,000				1,362,500
Vested	118,750	67,500	105,625	56,250	50,625	—	398,750				716,250
Exercised	115,750	3,528	46,889	30,000	15,625	—	211,792				301,792
Forfeited	13,750	67,500	43,750	135,000	30,000	—	290,000				312,500
Exercisable at December 31, 2014	3,000	63,972	47,486	26,250	35,000	—	175,708				380,708
Remaining unexercised	3,000	63,972	71,861	77,500	156,875	170,000	543,208				748,208
Exercise price	$33.22	$54.17	$41.82	$39.29	$44.42	$47.03
Volatility	0.207	0.233	0.330	0.315	0.304	0.306
Expected life (years)	8.0	6.5	8.0	8.0	8.0	7.0
Assumed yield	6.37%	4.13%	4.81%	5.28%	5.12%	4.89%
Risk-free rate	4.15%	4.61%	2.75%	1.49%	1.49%	2.17%
Gross value at grant date	$413,400	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$7,388,375				$9,596,150
Estimated forfeitures	35,100	62,000	387,550	889,690	280,468	168,749	1,823,557				1,823,557
Expensed in previous years	378,300	1,277,200	186,347	—	—	—	1,841,847				3,404,622
Expensed in 2012		—	270,391	104,724	—	—	375,115				632,365
Expensed in 2013		—	235,350	157,083	209,027	—	601,460				879,710
Expensed in 2014	—	—	217,475	157,092	283,910	196,848	855,325				964,825
Future expense	—	—	69,512	209,461	627,895	984,203	1,891,071				1,891,071
Weighted average term of remaining future expense		2.7	years

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2014, 2013, and 2012:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	753,625	$42.55	570,840	$41.04	674,585	$40.40
Granted	200,000	47.03	237,500	44.42	277,500	39.29
Exercised	(167,917)	37.71	(49,715)	33.15	(149,995)	31.03
Expired/Forfeited	(37,500)	43.56	(5,000)	52.16	(231,250)	43.56
Outstanding December 31	748,208	44.79	753,625	42.55	570,840	41.04
Exercisable at December 31	380,708	44.85	413,000	42.42	377,715	41.41

The intrinsic value of options exercised in 2014, 2013, and 2012, was $2.0 million, $0.6 million and $1.6 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2014 was $9.3 million and $4.7 million, respectively. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2014, the final trading day of calendar 2014, the closing price of $57.19 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. At December 31, 2014, there were no options with an exercise price in excess of the market closing price. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2014 are 5.4 and 7.0 years, respectively.

11.     NON-OPERATING ITEMS
Gain on casualty settlement in 2013 and 2012 reflect insurance proceeds received in excess of the carrying value of assets damaged during a hail storm at French Market in 2012. The insurance proceeds funded substantially all of the restoration of the damaged property.
12.     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 3.65% and 4.85%, would be approximately $886.4 million and $828.7 million as of December 31, 2014 and 2013, respectively, compared to the carrying value of $784.8 million and $789.9 million at December 31, 2014 and 2013, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
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

(Dollars in thousands)	Year ended December 31,
	2014	2013	2012
Increase (decrease) in fair value:
Recognized in earnings	$(10)	$(7)	$36
Recognized in other comprehensive income	(675)	2,897	(932)
Total	$(685)	$2,890	$(896)
The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk,

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

which was determined using Level 3 inputs and are not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by the market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of December 31, 2014, the fair value of the interest-rate swap was approximately $3.2 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.
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
The Company paid common stock distributions of $1.56 per share in 2014 and $1.44 per share during each of 2013 and 2012, Series A preferred stock dividends of $2.41 per share in 2014 and $2.00 per depositary share during each of 2013 and 2012, Series B preferred stock dividends of $0.99 and $2.25 per share during 2013 and 2012, respectively, and Series C preferred stock dividends of $1.72 and $1.09 per depository share during 2014 and 2013, respectively. Of the common stock dividends paid, $1.56 per share, $0.96 per share, and $0.95 per share, represented ordinary dividend income in 2014, 2013, and 2012, respectively and $0.48 per share and $0.49 per share, represented return of capital to the shareholders in 2013 and 2012, respectively. All of the preferred stock dividends paid were considered ordinary dividend income.
The following summarizes distributions paid during the years ended December 31, 2014, 2013, and 2012, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2014
October 31	$3,856	$8,348	$2,879	40,142	$52.71
July 31	3,206	8,314	2,879	57,696	46.79
April 30	3,206	8,269	2,838	60,212	44.14	104,831	$44.77
January 31	3,206	7,415	2,521	39,588	45.15	91,352	45.80
Total 2014	$13,474	$32,346	$11,117	197,638		196,183
Distributions during 2013
October 31	$3,206	$7,388	$2,489	48,836	$46.27	88,309	$46.93
July 31	3,206	7,327	2,489	138,019	45.21
April 30	4,364	7,272	2,489	142,839	42.85
January 31	3,785	7,218	2,489	145,468	41.67
Total 2013	$14,561	$29,205	$9,956	475,162		88,309
Distributions during 2012
October 31	$3,785	$7,120	$2,489	141,960	42.23
July 31	3,785	7,063	2,489	144,881	40.43
April 30	3,785	7,005	2,489	145,118	38.93
January 31	3,785	6,947	2,489	163,429	34.44
Total 2012	$15,140	$28,135	$9,956	595,388
In December 2014, the Board of Directors of the Company authorized a distribution of $0.40 per common share payable in January 2015, to holders of record on January 16, 2015. As a result, $8.4 million was paid to common shareholders on January 30, 2015. Also, $2.9 million was paid to limited partnership unitholders on January 30, 2015 ($0.40 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of $0.4297 per Series C depositary share to holders of record on January 7, 2015. As a result, $3.1 million was paid to preferred shareholders on January 15, 2015. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

15.	INTERIM RESULTS (Unaudited)
The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2014 and 2013.

(In thousands, except per share amounts)	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$52,947	$52,286	$50,595	$51,264
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	12,713	14,423	12,479	12,314
Gain on sales of properties	—	6,069	—	—
Net income attributable to Saul Centers, Inc.	10,287	16,054	10,106	10,496
Net income available to common shareholders	7,081	12,847	6,900	5,274
Net income available to common shareholders per diluted share	0.34	0.62	0.33	0.25

(In thousands, except per share amounts)	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$49,186	$48,809	$49,756	$50,146
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	3,388	7,711	11,959	12,211
Net income attributable to Saul Centers, Inc.	4,984	6,594	9,398	9,896
Net income (loss) available to common shareholders.	(4,608)	3,387	6,192	6,690
Net income (loss) available to common shareholders per diluted share	(0.23)	0.17	0.30	0.33

16.	BUSINESS SEGMENTS
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2014	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$154,385	$52,632	$75	$207,092
Expenses	(33,781)	(15,732)	—	(49,513)
Income from real estate	120,604	36,900	75	157,579
Interest expense and amortization of deferred debt costs	—	—	(46,034)	(46,034)
General and administrative	—	—	(16,961)	(16,961)
Subtotal	120,604	36,900	(62,920)	94,584
Depreciation and amortization of deferred leasing costs	(28,082)	(13,121)	—	(41,203)
Acquisition related costs	(949)	—	—	(949)
Predevelopment expenses	—	(503)	—	(503)
Change in fair value of derivatives	—	—	(10)	(10)
Gain on sale of property	6,069	—	—	6,069
Net income (loss)	$97,642	$23,276	$(62,930)	$57,988
Capital investment	$66,508	$23,760	$—	$90,268
Total assets	$946,819	$307,901	$12,267	$1,266,987

As of or for the year ended December 31, 2013
Real estate rental operations:
Revenue	$145,219	$52,609	$69	$197,897
Expenses	(30,729)	(17,213)	—	(47,942)
Income from real estate	114,490	35,396	69	149,955
Interest expense and amortization of deferred debt costs	—	—	(46,589)	(46,589)
General and administrative	—	—	(14,951)	(14,951)
Subtotal	114,490	35,396	(61,471)	88,415
Depreciation and amortization of deferred leasing costs	(27,340)	(21,790)	—	(49,130)
Acquisition related costs	(106)	—	—	(106)
Predevelopment expenses	—	(3,910)	—	(3,910)
Change in fair value of derivatives	—	—	(7)	(7)
Loss on early extinguishment of debt	—	—	(497)	(497)
Gain on casualty settlement	77	—	—	77
Net income (loss)	$87,121	$9,696	$(61,975)	$34,842
Capital investment	$18,232	$8,207	$—	$26,439
Total assets	$888,109	$293,512	$17,054	$1,198,675

SAUL CENTERS, INC. Notes to Consolidated Financial Statements (continued)
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2012	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$137,647	$52,309	$136	$190,092
Expenses	(30,139)	(17,131)	—	(47,270)
Income from real estate	107,508	35,178	136	142,822
Interest expense and amortization of deferred debt costs	—	—	(49,544)	(49,544)
General and administrative	—	—	(14,274)	(14,274)
Subtotal	107,508	35,178	(63,682)	79,004
Depreciation and amortization of deferred leasing costs	(25,667)	(14,445)	—	(40,112)
Acquisition related costs	(1,129)	—	—	(1,129)
Predevelopment expenses	—	(2,667)	—	(2,667)
Change in fair value of derivatives	—	—	36	36
Gain on casualty settlement	219	—	—	219
Gains on sales of properties	4,510	—	—	4,510
Loss from operations of property sold	(81)	—	—	(81)
Net income (loss)	$85,360	$18,066	$(63,646)	$39,780
Capital investment	$46,353	$8,290	$—	$54,643
Total assets	$894,027	$301,355	$11,927	$1,207,309

17.	Subsequent Events

The Company has reviewed operating activities for the period subsequent to December 31, 2014 and prior to the date that financial settlements are issued, March 6, 2015, and determined there are no subsequent events that are required to be disclosed.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2014 (Dollars in Thousands)
		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$19,492	$6,764	$24,159	$—	$30,923	$10,868	$20,055	$30,253	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	7,503	1,178	7,503	—	8,681	776	7,905	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	1,493	18,232	—	18,631	1,094	19,725	12,707	7,018	33,140	1960 & 1974	1/72	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	11,587		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	1,297	5,735	12,282	—	18,017	3,478	14,539	10,881		2/04	40
Boulevard, Fairfax, VA	4,883	4,487	3,687	5,683	—	9,370	2,194	7,176	9,239	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	2,957	9,789	20,205	—	29,994	6,076	23,918	15,761		4/04	40
Broadlands Village, Ashburn, VA	5,316	25,285	5,300	25,301	—	30,601	8,354	22,247	18,826	2002-3, 2004 & 2006	3/02	40 & 50
Countryside Marketplace, Sterling, VA	28,912	3,039	7,666	24,285	—	31,951	6,538	25,413	15,819		2/04	40
Cranberry Square, Westminster, MD	31,578	464	6,700	25,342	—	32,042	2,061	29,981	18,645		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	198	3,920	8,504	—	12,424	2,350	10,074	—		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169	—	169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	13,782	1,118	18,445	—	19,563	9,444	10,119	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	3,576	743	2,034	2,285	—	4,319	1,385	2,934	—	1990	8/93	40
750/730 N. Glebe Road, Arlington, VA	42,313	13	40,907	1,419	—	42,326	160	42,166	—		08/14, 12/14	3 & 2
The Glen, Woodbridge, VA	12,918	7,536	5,299	15,155	—	20,454	7,327	13,127	9,045	1993 & 2005	6/94	40
Great Eastern, District Heights, MD	4,993	10,669	3,785	11,877	—	15,662	7,726	7,936	—	1958 & 1960	1/72	40
Great Falls Center, Great Falls, VA	41,750	2,350	14,766	29,334	—	44,100	4,988	39,112	14,909		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,338	1,856	4,641	—	6,497	3,351	3,146	17,281	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	3,115	4,822	10,877	—	15,699	2,555	13,144	6,100		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	960	4,455	10,560	—	15,015	2,532	12,483	8,346		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	177	5,006	9,550	—	14,556	2,958	11,598	7,527	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723	954	22,800	54,877	—	77,677	4,387	73,290	39,932		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	7,163	1,425	7,163	—	8,588	2,863	5,725	—	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	36,313	6,546	36,312	—	42,858	10,174	32,684	35,222	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418	6,173	1,132	7,459	—	8,591	5,582	3,009	16,750	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,160	950	14,610	—	15,560	11,676	3,884	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	2,069	26,064	9,128	—	35,192	771	34,421	15,106		12/10	40
Shops at Monocacy, Frederick, MD	9,541	14,002	9,260	14,283	—	23,543	4,320	19,223	14,014	2003-4	11/03	50
Northrock, Warrenton, VA	12,686	14,981	12,686	14,981	—	27,667	2,283	25,384	14,525	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,499	5,409	17,023	—	22,432	5,583	16,849	11,454	2003-4	07/03	40
Olney, Olney, MD	1,884	1,672	—	3,556	—	3,556	3,180	376	11,119	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	781	7,751	12,407	—	20,158	2,343	17,815	10,718		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	659	5,739	13,285	—	19,024	3,247	15,777	9,535		3/05	40
Ravenwood, Baltimore, MD	1,245	4,097	703	4,639	—	5,342	2,602	2,740	15,735	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	14,861	11,700	22,113	4,448	—	26,561	473	26,088	—		10/10 12/12	40
1500/1580/1582/1584 Rockville Pike, Rockville, MD	51,156	568	43,863	7,861	—	51,724	1,962	49,762	—		12/12, 1/14, 4/14, 12/14	5, 10, 5, 4
Seabreeze Plaza, Palm Harbor, FL	24,526	1,391	8,665	17,252	—	25,917	4,056	21,861	17,462		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920	81	1,147	1,854	—	3,001	320	2,681	—		3/08	40
Seven Corners, Falls Church, VA	4,848	43,692	4,913	43,627	—	48,540	25,486	23,054	69,397	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254	63	12,700	50,617	—	63,317	4,112	59,205	35,125		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	9,898	992	11,614	—	12,606	6,914	5,692	6,160	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	7,618	6,402	19,035	—	25,437	5,025	20,412	—		1/06	40
Southdale, Glen Burnie, MD	3,650	20,919	—	23,947	622	24,569	20,467	4,102	—	1962 & 1986	1/72	40
Southside Plaza, Richmond, VA	6,728	9,597	1,878	14,447	—	16,325	11,100	5,225	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	3,899	703	5,670	—	6,373	4,285	2,088	—	1970	2/76	40
Thruway, Winston-Salem, NC	4,778	23,157	5,496	22,334	105	27,935	13,715	14,220	41,441	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	1,870	7,851	10,521	—	18,372	5,713	12,659	14,535	1990	8/93	40
Westview Village, Frederick, MD	5,146	22,292	5,153	22,285	—	27,438	4,245	23,193	—	2009	11/07	50
White Oak, Silver Spring, MD	6,277	5,311	4,649	6,939	—	11,588	5,604	5,984	25,639	1958 & 1967	1/72	40
Other Buildings / Improvements		115		115		115	84	31	—
Total Shopping Centers	750,377	394,340	384,569	758,327	1,821	1,144,717	270,400	874,317	631,228

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	27,945	3,756	45,648	—	49,404	31,663	17,741	30,429	1984, 1986, 1990, 1998 & 2000	12/2/1984	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	185,485	16,287	181,951	—	198,238	21,709	176,529	115,291	2010	7/73, 1/96 & 4/02
Crosstown Business Center, Tulsa, OK	3,454	6,358	604	9,208	—	9,812	6,792	3,020	—	1974	10/75	40
601 Pennsylvania Ave., Washington, DC	5,479	62,169	5,667	61,981	—	67,648	46,500	21,148	—	1986	7/73	35
Washington Square, Alexandria, VA	2,034	51,926	544	53,416	—	53,960	19,553	34,407	32,049	1952 & 2000	7/73	50
Total Mixed-Use Properties	45,179	333,883	26,858	352,204	—	379,062	126,217	252,845	177,769

Development Land
Ashland Square Phase II, Manassas, VA	5,292	1,717	7,009	—	—	7,009	—	7,009	—		12/04
New Market, New Market, MD	2,088	286	2,374	—	—	2,374	—	2,374	—		9/05
Park Van Ness, Washington, DC	2,242	—	2,242	24,755	—	26,997	—	26,997	5,391		07/73 and 02/11
Total Development Land	9,622	2,003	11,625	24,755	—	36,380	—	36,380	5,391
Total	$805,178	$730,226	$423,052	$1,135,286	$1,821	$1,560,159	$396,617	$1,163,542	$814,388

(1)	Includes the North and South Blocks and Residential

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2014

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.2 billion at December 31, 2014. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2014 are summarized as follows:

(In thousands)	2014	2013	2012
Total real estate investments:
Balance, beginning of year	$1,459,439	$1,466,068	$1,417,845
Acquisitions	70,921	5,124	34,247
Improvements	34,417	21,991	23,095
Retirements	(4,618)	(33,744)	(9,119)
Balance, end of year	$1,560,159	$1,459,439	$1,466,068
Total accumulated depreciation:
Balance, beginning of year	$364,663	$353,305	$326,397
Depreciation expense	35,933	43,204	34,565
Retirements	(3,979)	(31,846)	(7,657)
Balance, end of year	$396,617	$364,663	$353,305