Form 10-Q
period 2015-03-31
SAUL CENTERS INC
filed 2015-05-07
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 30, 2015: 21.1 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2014, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate investments
Land	$421,516	$420,622
Buildings and equipment	1,111,035	1,109,276
Construction in progress	39,301	30,261
	1,571,852	1,560,159
Accumulated depreciation	(405,349)	(396,617)
	1,166,503	1,163,542
Cash and cash equivalents	12,120	12,128
Accounts receivable and accrued income, net	47,682	46,784
Deferred leasing costs, net	26,737	26,928
Prepaid expenses, net	3,506	4,093
Deferred debt costs, net	9,695	9,874
Other assets	4,368	3,638
Total assets	$1,270,611	$1,266,987
Liabilities
Notes payable	$818,083	$808,997
Revolving credit facility payable	26,000	43,000
Construction loan payable	8,768	5,391
Dividends and distributions payable	15,253	14,352
Accounts payable, accrued expenses and other liabilities	27,473	23,537
Deferred income	32,047	32,453
Total liabilities	927,624	927,730
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 21,057,308 and 20,947,141 shares issued and outstanding, respectively	211	209
Additional paid-in capital	293,564	287,995
Accumulated deficit	(175,738)	(173,774)
Accumulated other comprehensive loss	(2,211)	(1,894)
Total Saul Centers, Inc. stockholders’ equity	295,826	292,536
Noncontrolling interest	47,161	46,721
Total stockholders’ equity	342,987	339,257
Total liabilities and stockholders’ equity	$1,270,611	$1,266,987
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2015	2014
Revenue
Base rent	$41,479	$40,563
Expense recoveries	8,732	8,789
Percentage rent	438	452
Other	1,439	3,143
Total revenue	52,088	52,947
Operating expenses
Property operating expenses	7,616	7,585
Provision for credit losses	246	203
Real estate taxes	5,901	5,453
Interest expense and amortization of deferred debt costs	11,406	11,467
Depreciation and amortization of deferred leasing costs	10,440	10,180
General and administrative	3,771	4,680
Acquisition related costs	21	163
Predevelopment expenses	—	503
Total operating expenses	39,401	40,234
Operating income	12,687	12,713
Change in fair value of derivatives	(6)	(2)
Net Income	12,681	12,711
Noncontrolling interests
Income attributable to noncontrolling interests	(2,474)	(2,424)
Net income attributable to Saul Centers, Inc.	10,207	10,287
Preferred stock dividends	(3,094)	(3,206)
Net income attributable to common stockholders	$7,113	$7,081
Per share net income attributable to common stockholders
Basic and diluted	$0.34	$0.34
Dividends declared per common share outstanding	$0.43	$0.40
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net income	$12,681	$12,711
Other comprehensive income
Change in unrealized loss on cash flow hedge	(427)	(227)
Total comprehensive income	12,254	12,484
Comprehensive income attributable to noncontrolling interests	(2,364)	(2,366)
Total comprehensive income attributable to Saul Centers, Inc.	9,890	10,118
Preferred stock dividends	(3,094)	(3,206)
Total comprehensive income attributable to common stockholders	$6,796	$6,912
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2014	$180,000	$209	$287,995	$(173,774)	$(1,894)	$292,536	$46,721	$339,257
Issuance of 110,167 shares of common stock:
42,975 shares pursuant to dividend reinvestment plan	—	1	2,438	—	—	2,439	—	2,439
67,192 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	1	3,131	—	—	3,132	—	3,132
Issuance of 20,796 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	1,180	1,180
Net income	—	—	—	10,207	—	10,207	2,474	12,681
Change in unrealized loss on cash flow hedge	—	—	—	—	(317)	(317)	(110)	(427)
Series C preferred stock distributions	—	—	—	—	—	—	—	—
Common stock distributions	—	—	—	—	—	—	—	—
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.43/share) and distributions payable partnership units ($0.43/unit)	—	—	—	(9,077)	—	(9,077)	(3,104)	(12,181)
Balance, March 31, 2015	$180,000	$211	$293,564	$(175,738)	$(2,211)	$295,826	$47,161	$342,987
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$12,681	$12,711
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	6	2
Depreciation and amortization of deferred leasing costs	10,440	10,180
Amortization of deferred debt costs	362	330
Non cash compensation costs of stock grants and options	256	205
Provision for credit losses	246	203
Increase in accounts receivable and accrued income	(1,144)	(67)
Additions to deferred leasing costs	(1,169)	(701)
Decrease in prepaid expenses	587	657
Increase in other assets	(730)	(1,374)
Increase in accounts payable, accrued expenses and other liabilities	2,064	4,307
Decrease in deferred income	(406)	(2,528)
Net cash provided by operating activities	23,193	23,925
Cash flows from investing activities:
Acquisitions of real estate investments	(893)	(8,000)
Additions to real estate investments	(2,712)	(3,227)
Additions to development and redevelopment projects	(7,019)	(2,661)
Net cash used in investing activities	(10,624)	(13,888)
Cash flows from financing activities:
Proceeds from notes payable	30,000	—
Repayments on notes payable	(20,914)	(5,433)
Proceeds from revolving credit facility	4,000	6,000
Repayments on revolving credit facility	(21,000)	(6,000)
Proceeds from construction loan	3,377	—
Additions to deferred debt costs	(183)	—
Proceeds from the issuance of:
Common stock	5,315	2,718
Partnership units	1,180	4,184
Distributions to:
Series A preferred stockholders	—	(800)
Series C preferred stockholders	(3,094)	(2,406)
Common stockholders	(8,379)	(7,408)
Noncontrolling interests	(2,879)	(2,838)
Net cash used in financing activities	(12,577)	(11,983)
Net decrease in cash and cash equivalents	(8)	(1,946)
Cash and cash equivalents, beginning of period	12,128	17,297
Cash and cash equivalents, end of period	$12,120	$15,351

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
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
The following table lists the properties acquired, in development and disposed since December 31, 2013.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
1580 Rockville Pike	Rockville, MD	Shopping Center	2014
1582 Rockville Pike	Rockville, MD	Shopping Center	2014
750 N. Glebe Road	Arlington, VA	Shopping Center	2014
730 N. Glebe Road	Arlington, VA	Shopping Center	2014
1584 Rockville Pike	Rockville, MD	Shopping Center	2014
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013-2015
Dispositions
Giant	Baltimore, MD	Shopping Center	2014
As of March 31, 2015, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of March 31, 2015, 31 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two tenants individually accounted for 2.5% or more of the Company’s total revenue for the three months ended March 31, 2015. Giant Food, a tenant at nine Shopping Centers, and Safeway, a tenant at eight Shopping Centers, individually accounted for 4.5% and 2.7%, respectively, of the Company's total revenue for the three months ended March 31, 2015.

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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2014, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $0.8 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively.
In addition to rents due currently, accounts receivable includes approximately $39.5 million and $38.7 million, at March 31, 2015 and December 31, 2014, respectively, net of allowance for doubtful accounts totaling $0.5 million and $0.3 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of March 31, 2015, no properties were classified as held for sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Notes to Consolidated Financial Statements (Unaudited)

Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of March 31, 2015 and December 31, 2014, is composed of the following:

(in thousands)	March 31, 2015	December 31, 2014
Park Van Ness	$35,458	$26,998
Other	3,843	3,263
Total	$39,301	$30,261

Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.7 million and $9.9 million, net of accumulated amortization of $6.0 million and $5.9 million, at March 31, 2015 and December 31, 2014, respectively.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.7 million and $26.9 million, net of accumulated amortization of $22.8 million and $21.6 million, as of March 31, 2015 and December 31, 2014, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $1.4 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.
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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment

Notes to Consolidated Financial Statements (Unaudited)

indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2015 and 2014.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $0.3 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $9.1 million and $8.9 million for the three months ended March 31, 2015 and 2014, respectively. Repairs and maintenance expense totaled $3.7 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (Unaudited)

If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of March 31, 2015, the director's deferred fee accounts comprise 234,410 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.3% common interest as of March 31, 2015. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	Three Months Ended March 31,
(In thousands)	2015	2014
Weighted average common shares outstanding-Basic	21,018	20,622
Effect of dilutive options	119	41
Weighted average common shares outstanding-Diluted	21,137	20,663
Non-dilutive options	—	113	(1)

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and will require an entity to deduct transaction costs from the carrying value of the related financial liability and not record those transaction costs as a separate asset. Recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years, and must be applied retrospectively by adjusting the balance sheet of each individual period presented. Adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements and related disclosures.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the three months ended March 31, 2015.

Notes to Consolidated Financial Statements (Unaudited)

3.	Real Estate Acquired and Sold
1580, 1582 and 1584 Rockville Pike
In January 2014, the Company purchased for $8.0 million 1580 Rockville Pike and incurred acquisition costs of $0.2 million. In April 2014, the Company purchased for $11.0 million 1582 Rockville Pike and incurred acquisition costs of $0.2 million. In December 2014, the company purchased for $6.2 million 1584 Rockville Pike and incurred acquisition costs of $0.2 million. These retail properties are contiguous with each other and the Company's asset at 1500 Rockville Pike and are located in Rockville, Maryland.
Olney Center
In April 2014, in conjunction with the purchase of 1582 Rockville Pike in Rockville, Maryland, the Company concurrently sold to the seller, for $11.0 million, the 53,765 square foot Olney Center located in Olney, Maryland. Simultaneously with the sale of the Olney Center, the Company entered into a lease of the property with the buyer and continues to operate, lease and manage the property. The lease term is 20 years and the Company has the option to purchase the property for $14.6 million at the end of the lease term. The purchaser has the right to sell the property to the Company at any time from and after April 2016 at a price equal to $11.0 million increased by 1.5% annually beginning January 1, 2015 and continuing each January thereafter. The Company has accounted for this transaction as a secured financing.
Giant Center
In April 2014, the Company sold for $7.5 million the 70,040 square foot Giant Center located in Milford Mill, Maryland and recognized a $6.1 million gain. As of March 31, 2014, the carrying amounts of the associated assets and liabilities were $0.5 million and $0.1 million, respectively. There was no debt on the property.
730 and 750 Glebe Road
In August 2014, the Company purchased for $40.0 million, 750 N. Glebe Road and incurred acquisition costs of $0.4 million. In December 2014, the Company purchased for $2.8 million, 730 N. Glebe Road, and incurred acquisition costs of $40,400. These retail properties are contiguous and are located in Arlington, Virginia.
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

(in thousands)	1580 Rockville Pike	1582 Rockville Pike	750 N. Glebe Road	730 N. Glebe Road	1584 Rockville Pike	Total
Land	$9,600	$9,742	$38,224	$2,683	$5,798	$66,048
Buildings	2,200	828	1,327	78	440	4,874
In-place Leases	513	849	449	39	249	2,099
Above Market Rent	—	—	—	—	—	—
Below Market Rent	(4,313)	(419)	—	—	(337)	(5,070)
Total Purchase Price	$8,000	$11,000	$40,000	$2,800	$6,150	$67,950

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2015, the Saul Organization holds a 25.7% limited partnership interest in the Operating Partnership represented by approximately 7.2 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of

Notes to Consolidated Financial Statements (Unaudited)

Saul Centers (the “Equity Securities”). As of March 31, 2015, approximately 800,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.7% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended March 31, 2015 and 2014, were approximately 28.3 million and 27.7 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The Company’s outstanding debt totaled approximately $852.9 million at March 31, 2015, of which approximately $797.4 million was fixed-rate debt and approximately $55.5 million was variable rate debt. The carrying value of the properties collateralizing the notes payable totaled $873.1 million as of March 31, 2015.
At March 31, 2015, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On March 31, 2015, based on the value of the Company’s unencumbered properties, approximately $248.6 million was available under the line, $26.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of March 31, 2015, the margin was 145 basis points.
At March 31, 2015, the Company had a $71.6 million construction-to-permanent loan, with $8.8 million outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
On March 3, 2015, the Company closed on a 15-year, non-recourse $30.0 million mortgage loan secured by Shops at Fairfax and Boulevard. The loan matures in 2030, bears interest at a fixed rate of 3.69%, requires monthly principal and interest payments totaling $153,300 based on a 25-year amortization schedule and requires a final payment of $15.5 million at maturity. Proceeds were used to pay off the remaining balance of existing debt secured by Shops at Fairfax and Boulevard and to reduce outstanding borrowings under the revolving credit facility.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of each of the Northrock bank loan (approximately $7.5 million of the $14.5 million outstanding at March 31, 2015) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.0 million outstanding at March 31, 2015) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
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
At December 31, 2014, the Company’s outstanding debt totaled approximately $857.4 million, of which $784.8 million was fixed rate debt and $72.6 million was variable rate debt, including $43.0 million outstanding on the Company’s unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled $895.5 million as of December 31, 2014.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2015, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2015	$—		$17,565	$17,565
2016	28,879		24,098	52,977
2017	—		25,308	25,308
2018	53,748	(a)	25,478	79,226
2019	60,793		24,174	84,967
2020	61,163		21,433	82,596
Thereafter	387,704		122,508	510,212
	$592,287		$260,564	$852,851
(a) Includes $26.0 million outstanding under the line of credit.
Interest expense and amortization of deferred debt costs for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Interest incurred	$11,384	$11,240
Amortization of deferred debt costs	362	330
Capitalized interest	(340)	(103)
	$11,406	$11,467

6.	Stockholders’ Equity and Noncontrolling Interests
The consolidated statements of operations for the three months ended March 31, 2015 and 2014, reflect noncontrolling interests of $2.5 million and $2.4 million, respectively, representing the Saul Organization’s share of net income for each period.
On February 12, 2013, the Company sold, in an underwritten public offering, 5.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock, and received net cash proceeds of approximately $135.2 million. The depositary shares may be redeemed on or after February 12, 2018 at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On November 12, 2014, the Company sold, in an underwritten public offering, 1.6 million depositary shares of Series C Stock and received net cash proceeds of approximately $39.3 million (the "Additional Series C Stock"). The terms of Additional Series C Stock are identical to the Series C Stock. In December 2014, the Company used the proceeds from the offering of the Additional Series C Stock to redeem the remaining outstanding 8% Series A Cumulative Redeemable Preferred Stock.

Notes to Consolidated Financial Statements (Unaudited)

7.	Related Party Transactions
The Chairman and Chief Executive Officer, the President, the Executive Vice President-Chief Legal and Administrative Officer and the Senior Vice President-Chief Accounting Officer of the Company are also officers of various members of the Saul Organization and their management time is shared with the Saul Organization. Their annual compensation is fixed by the Compensation Committee of the Board of Directors, with the exception of the Senior Vice President-Chief Accounting Officer whose share of annual compensation allocated to the Company is determined by the shared services agreement (described below).
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $103,000 and $91,300 for the three months ended March 31, 2015 and 2014, respectively. All amounts deferred by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2015 and 2014, the Company contributed $31,200 and $36,900, respectively, which is three times the amount deferred by employees and is included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.6 million and $1.8 million, at March 31, 2015 and December 31, 2014, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2015 and 2014, which included rental expense for the Company’s headquarters lease, totaled approximately $1.9 million and $1.6 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of March 31, 2015 and December 31, 2014, accounts payable, accrued expenses and other liabilities included approximately $431,900 and $543,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $222,400 and $195,700 for the three months ended March 31, 2015 and 2014, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $83,000 and $85,900 for the three months ended March 31, 2015 and 2014, respectively.
Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, a former president of the Company, whereby Mr. Saul III provided certain consulting services to the Company as an independent contractor and was paid at a rate of $60,000 per month. The consulting agreement included certain noncompete, nonsolicitation

Notes to Consolidated Financial Statements (Unaudited)

and nondisclosure covenants, and expired in September 2014. For the three months ended March 31, 2014, such consulting fees totaled $180,000.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2015.

Notes to Consolidated Financial Statements (Unaudited)

Stock options issued

	Directors
Grant date	5/6/2005	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	Subtotals
Total grant	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	317,500
Vested	30,000	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	317,500
Exercised	27,500	12,500	2,500	2,500	22,500	12,500	12,500	12,500	10,000	2,500	117,500
Forfeited	—	2,500	7,500	7,500	—	2,500	2,500	—	—	—	22,500
Exercisable at March 31, 2015	2,500	15,000	20,000	20,000	10,000	17,500	17,500	22,500	25,000	27,500	177,500
Remaining unexercised	2,500	15,000	20,000	20,000	10,000	17,500	17,500	22,500	25,000	27,500	177,500
Exercise price	$33.22	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03
Volatility	0.198	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173
Expected life (years)	10.0	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	6.91%	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%
Risk-free rate	4.28%	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%
Total value at grant date	$71,100	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$2,207,775
Expensed in previous years	71,100	143,400	285,300	254,700	222,950	287,950	297,375	257,250	278,250	109,500	2,207,775
Expensed in 2015	—	—	—	—	—	—	—	—	—	—	—
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	5/6/2005	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	Subtotals				Grand Totals
Total grant	132,500	135,000	162,500	242,500	202,500	170,000	1,045,000				1,362,500
Vested	118,750	67,500	105,625	56,250	50,625	—	398,750				716,250
Exercised	118,750	14,097	57,504	38,750	21,875	—	250,976				368,476
Forfeited	13,750	67,500	43,750	135,000	30,000	—	290,000				312,500
Exercisable at March 31, 2015	—	53,403	36,871	17,500	28,750	—	136,524				314,024
Remaining unexercised	—	53,403	61,246	68,750	150,625	170,000	504,024				681,524
Exercise price	$33.22	$54.17	$41.82	$39.29	$44.42	$47.03
Volatility	0.207	0.233	0.330	0.315	0.304	0.306
Expected life (years)	8.0	6.5	8.0	8.0	8.0	7.0
Assumed yield	6.37%	4.13%	4.81%	5.28%	5.12%	4.89%
Risk-free rate	4.15%	4.61%	2.75%	1.49%	1.49%	2.17%
Gross value at grant date	$413,400	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$7,388,375				$9,596,150
Estimated forfeitures	35,100	62,000	387,550	889,690	280,468	168,749	1,823,557				1,823,557
Expensed in previous years	378,300	1,277,200	909,563	418,899	492,937	196,848	3,673,747				5,881,522
Expensed in 2015	—	—	52,134	39,273	67,275	73,818	232,500				232,500
Future expense	—	—	17,378	170,188	560,620	910,385	1,658,571				1,658,571
Weighted average term of remaining future expense (in years)				2.5

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	748,208	$44.79	$9,274,028
Granted	—	—	—
Exercised	(66,684)	43.12	969,165
Expired/Forfeited	—	—
Outstanding March 31	681,524	44.96	8,342,475
Exercisable March 31	314,024	45.22	3,763,237
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 31, 2015, the closing share price of $57.20 was higher than the exercise price of all outstanding options. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.9 years and 5.3 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.55% and 3.65%, would be approximately $889.7 million and $886.4 million, respectively, compared to the carrying value of $797.4 million and $784.8 million at March 31, 2015 and December 31, 2014, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of March 31, 2015, the fair value of the interest-rate swap was approximately $3.6 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended March 31,
(In thousands)	2015	2014
Change in fair value:
Recognized in earnings	$(6)	$(2)
Recognized in other comprehensive income	(427)	(227)
	$(433)	$(229)

10.	Commitments and Contingencies
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
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2015 presentation.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended March 31, 2015
Real estate rental operations:
Revenue	$39,364	$12,711	$13	$52,088
Expenses	(9,536)	(4,227)	—	(13,763)
Income from real estate	29,828	8,484	13	38,325
Interest expense and amortization of deferred debt costs	—	—	(11,406)	(11,406)
General and administrative	—	—	(3,771)	(3,771)
Acquisition related costs	(21)	—	—	(21)
Subtotal	29,807	8,484	(15,164)	23,127
Depreciation and amortization of deferred leasing costs	(7,316)	(3,124)	—	(10,440)
Change in fair value of derivatives	—	—	(6)	(6)
Net income (loss)	$22,491	$5,360	$(15,170)	$12,681
Capital investment	$2,946	$7,678	$—	$10,624
Total assets	$937,619	$312,311	$20,681	$1,270,611

Three months ended March 31, 2014
Real estate rental operations:
Revenue	$39,819	$13,113	$15	$52,947
Expenses	(9,490)	(3,751)	—	(13,241)
Income from real estate	30,329	9,362	15	39,706
Interest expense and amortization of deferred debt costs	—	—	(11,467)	(11,467)
General and administrative	—	—	(4,680)	(4,680)
Acquisition related costs	(163)	—	—	(163)
Predevelopment expenses	—	(503)	—	(503)
Subtotal	30,166	8,859	(16,132)	22,893
Depreciation and amortization of deferred leasing costs	(6,897)	(3,283)	—	(10,180)
Change in fair value of derivatives	—	—	(2)	(2)
Net income (loss)	$23,269	$5,576	$(16,134)	$12,711
Capital investment	$10,732	$3,156	$—	$13,888
Total assets	$895,510	$293,919	$15,168	$1,204,597

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to March 31, 2015 and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2014. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

•	such other risks as described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2014.
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2015.
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

	Three months ended March 31,
	2015	2014	2013	2012	2011
Base rent	$18.37	$17.96	$17.76	$16.78	$16.32
Effective rent	$16.74	$16.35	$15.78	$15.24	$14.89

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
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed in the first quarter of 2016. When complete, the structure will comprise 11 levels, five of which will be below street level. Concrete is currently being poured on the top level and exterior masonry is being installed on the third level. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan. Costs incurred through March 31, 2015, total approximately $35.5 million, of which $8.8 million has been financed by the loan.
The Company's tenants were further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the first quarters of 2015 and 2014 hindered the ability of customers to shop. The cost of removing snow from the Company's properties during the three months ended March 31, 2015 and 2014, was approximately $1.6 million and $2.0 million, respectively, approximately 60% of which will be or has been billed to tenants.
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area initially were less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. However, the Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, continues to improve and increased to 94.4% at March 31, 2015, from 94.3% at March 31, 2014.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2015, amortizing fixed-rate debt with staggered maturities from 2018 to 2034 represented approximately 93.5% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of March 31, 2015, the Company’s variable-rate debt consisted of a $14.5 million bank term loan secured by Northrock Shopping Center, a $15.0 million bank term loan secured by Metro Pike Center and $26.0 million outstanding under the revolving credit facility. As of March 31, 2015, the Company has availability of approximately $248.6 million under its $275.0 million unsecured revolving line of credit. On April 1, 2015, the Company refinanced the Northrock bank loan with a $16.0 million, non-recourse, 15-year fixed-rate mortgage.
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

Same property revenue

(in thousands)	Three months ended March 31,
	2015	2014
Total revenue	$52,088	$52,947
Less: Interest income	(13)	(15)
Less: Acquisitions, dispositions and development properties	(592)	(210)
Total same property revenue	$51,483	$52,722
Shopping centers	$38,772	$39,609
Mixed-Use properties	12,711	13,113
Total same property revenue	$51,483	$52,722
The $1.2 million decrease in same property revenue for the 2015 quarter compared to the 2014 quarter was primarily due to (a) a lease termination fee received in 2014 ($1.5 million) and (b) lower parking revenue ($123,000) partially offset by (c) a $0.23 per square foot increase in base rent ($0.5 million) and (d) a 15,918 square foot increase in leased space ($0.1 million).

Same property operating income

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$12,681	$12,711
Add: Interest expense and amortization of deferred debt costs	11,406	11,467
Add: Depreciation and amortization of deferred leasing costs	10,440	10,180
Add: General and administrative	3,771	4,680
Add: Predevelopment expenses	—	503
Add: Acquisition related costs	21	163
Add: Change in fair value of derivatives	6	2
Less: Interest income	(13)	(15)
Property operating income	38,312	39,691
Less: Acquisitions, dispositions & development property	521	140
Total same property operating income	$37,791	$39,551
Shopping centers	$29,307	$30,189
Mixed-Use properties	8,484	9,362
Total same property operating income	$37,791	$39,551
Same property operating income decreased $1.8 million for the 2015 quarter compared to the 2014 quarter due primarily to (a) a lease termination fee received in 2014 ($1.5 million), (b) higher real estate tax expense, the majority of which is not recoverable because of base year resets in the mixed-use portfolio, ($0.4 million) and (c) lower parking revenue ($0.1 million) partially offset by (d) a $0.23 per square foot increase in base rent ($0.5 million) and (e) a 15,918 square foot increase in leased space ($0.1 million).

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Revenue

	Three months ended March 31,		2014 to 2015 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Base rent	$41,479	$40,563	$916	2.3%
Expense recoveries	8,732	8,789	(57)	(0.6)%
Percentage rent	438	452	(14)	(3.1)%
Other	1,439	3,143	(1,704)	(54.2)%
Total revenue	$52,088	$52,947	$(859)	(1.6)%
Base rent includes $475,500 and $278,500 for the three months ended March 31, 2015 and 2014, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $449,300 and $363,300, for the three months ended March 31, 2015 and 2014, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue decreased 1.6% in the three months ended March 31, 2015 (“2015 Quarter”) compared to the three months ended March 31, 2014 (“2014 Quarter”) primarily due to (a) a decrease in other revenue, primarily due to the receipt in 2014 of a $1.5 million lease termination fee, partially offset by (b) a 14,194 square foot increase in leased space ($0.1 million) and (c) a $0.41 per square foot increase in base rent ($0.9 million).

Operating Expenses

	Three months ended March 31,		2013 to 2014 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Property operating expenses	$7,616	$7,585	$31	0.4%
Provision for credit losses	246	203	43	21.2%
Real estate taxes	5,901	5,453	448	8.2%
Interest expense and amortization of deferred debt costs	11,406	11,467	(61)	(0.5)%
Depreciation and amortization of deferred leasing costs	10,440	10,180	260	2.6%
General and administrative	3,771	4,680	(909)	(19.4)%
Acquisition related costs	21	163	(142)	(87.1)%
Predevelopment expenses	—	503	(503)	(100.0)%
Total operating expenses	$39,401	$40,234	$(833)	(2.1)%
Total operating expenses decreased 2.1% in the 2015 Quarter compared to the 2014 Quarter.
Provision for credit losses. The provision for credit losses for the 2015 Quarter represents 0.47% of the Company’s revenue, an increase from 0.38% for the 2014 Quarter.
Real estate taxes. Real estate taxes increased 8.2% in the 2015 Quarter compared to the 2014 Quarter primarily due to an increase in real estate taxes at 601 Pennsylvania Avenue.
General and administrative expenses. The decrease in general and administrative expenses results from the accrual in 2014 of $1.1 million of severance costs.
Acquisition related costs. Acquisition related costs incurred in the 2014 Quarter related to the Company's acquisition of 1580 Rockville Pike.
Predevelopment expenses. Predevelopment expenses in the 2014 Quarter related to the Company's demolition activities at Park Van Ness.

Liquidity and Capital Resources
Cash and cash equivalents totaled $12.1 million and $15.4 million at March 31, 2015 and 2014, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$23,193	$23,925
Net cash used in investing activities	(10,624)	(13,888)
Net cash used in financing activities	(12,577)	(11,983)
Decrease in cash and cash equivalents	$(8)	$(1,946)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. The $0.7 million decrease in net cash provided by operating activities from 2014 to 2015 is primarily attributable to (a) the impact of a lease termination at Seven Corners ($1.5 million) partially offset by net changes in other assets and liabilities.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. Tenant improvement and property capital expenditures totaled $2.7 million and $3.2 million for the three months ended March 31, 2015 and 2014, respectively.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2015 primarily reflects:

•	the repayment of notes payable totaling $20.9 million;

•	revolving credit facility principal payments of $21.0 million;

•	distributions to common stockholders totaling $8.4 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $2.9 million; and

•	distributions to preferred stockholders totaling $3.1 million, which was partially offset by:

•	advances of $4.0 million from the revolving credit facility;

•	proceeds of $1.2 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP");

•	proceeds of $5.3 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $3.4 million from the Park Van Ness construction loan.
Net cash used in financing activities for the three months ended March 31, 2014 primarily reflects:

•	revolving credit facility payments of $6.0 million;

•	repayment of notes payable totaling $5.4 million;

•	distributions to common stockholders totaling $7.4 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $2.8 million; and

•	distributions made to preferred stockholders totaling $3.2 million;
which was partially offset by:

•	advances from the revolving credit facility totaling $6.0 million;

•	proceeds of $4.2 million from the issuances of limited partnership units in the Operating Partnership pursuant to one DRIP; and

•	proceeds of $2.7 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options.
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
As of March 31, 2015, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2015	$—		$17,565	$17,565
2016	28,879		24,098	52,977
2017	—		25,308	25,308
2018	53,748	(a)	25,478	79,226
2019	60,793		24,174	84,967
2020	61,163		21,433	82,596
Thereafter	387,704		122,508	510,212
	$592,287		$260,564	$852,851
(a) Includes $26.0 million outstanding under the line of credit.

Management believes that the Company’s capital resources, which at March 31, 2015 included cash balances of approximately $12.1 million and borrowing availability of approximately $248.6 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 41,334 and 37,865 shares under the DRIP at a weighted average discounted price of $56.74 and $45.15 per share, during the three months ended March 31, 2015 and 2014, respectively. The Company issued 20,796 and 91,352 limited partnership units under the DRIP at a weighted average price of $56.74 and $45.80 per unit during the three months ended March 31, 2015 and 2014, respectively. The Company also credited 1,641 and 1,723 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $56.74 and $45.15 per share, during the three months ended March 31, 2015 and 2014, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2015.
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
The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of March 31, 2015, $26.0 million was outstanding, approximately $248.6 million was available under the line and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of March 31, 2015, the margin was 145 basis points.
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
As of March 31, 2015, the Company was in compliance with all such covenants.
At March 31, 2015, the Company had a $71.6 million construction-to-permanent loan, with $8.8 million outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of each of the Northrock bank term loan (approximately $7.5 million of the $14.5 million outstanding at March 31, 2015) and the Metro Pike Center bank loan (approximately $7.8 million of the $15.0 million outstanding at March 31, 2015) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
On March 3, 2015, the Company closed on a 15-year, non-recourse $30.0 million mortgage loan secured by Shops at Fairfax and Boulevard. The loan matures in 2030, bears interest at a fixed rate of 3.69%, requires monthly principal and interest payments totaling $153,300 based on a 25-year amortization schedule and requires a final payment of $15.5 million at maturity. Proceeds were used to pay off the remaining balance of existing debt secured by Shops at Fairfax and Boulevard and to reduce outstanding borrowings under the revolving credit facility.
On April 1, 2015, the Company closed on a 15-year, non-recourse $16.0 million mortgage loan secured by Northrock. The loan matures in 2030, bears interest at a fixed rate of 3.99%, requires monthly principal and interest payments totaling $84,400 based on a 25-year amortization schedule and requires a final payment of $8.4 million at maturity. Proceeds were used to pay off the remaining balance of existing debt secured by Northrock.
Preferred Stock
On February 12, 2013, the Company sold, in an underwritten public offering, 5.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock, providing net cash proceeds of approximately $135.2 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends on or after February 12, 2018. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On November 12, 2014, the Company sold, in an underwritten public offering, 1.6 million depositary shares of Series C Stock and received net cash proceeds of approximately $39.3 million (the "Additional Series C Stock"). The terms of Additional Series C Stock are identical to the Series C Stock. In December 2014, the Company used the proceeds from the offering of the Additional Series C Stock to redeem the remaining outstanding 8% Series A Cumulative Redeemable Preferred Stock.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common shareholders for the three months ended March 31, 2015, totaled $20.0 million, an increase of 1.7% compared to the three months ended March 31, 2014.
The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Net income	$12,681	$12,711
Add:
Real estate depreciation and amortization	10,440	10,180
FFO	23,121	22,891
Subtract:
Preferred stock dividends	(3,094)	(3,206)
FFO available to common shareholders	$20,027	$19,685
Weighted average shares:
Diluted weighted average common stock	21,137	20,663
Convertible limited partnership units	7,213	7,063
Average shares and units used to compute FFO per share	28,350	27,726
FFO per share available to common shareholders	$0.71	$0.71

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
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2014 and the three months ended March 31, 2015.
Park Van Ness
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed in the first quarter of 2016. When complete, the structure will comprise 11 levels, five of which will be below street level. Concrete is currently being poured on the top level and exterior masonry is being installed on the third level. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan. Costs incurred through March 31, 2015, total approximately $35.5 million, of which $8.8 million has been financed by the loan.
1500, 1580, 1582 and 1584 Rockville Pike
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
The properties at 1580, 1582 and 1584 Rockville Pike are contiguous with each other and the Company’s asset at 1500 Rockville Pike. When combined with 1500 Rockville Pike, the four properties comprise 10.3 acres which are zoned for development potential of up to 1.2 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
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

Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2015	50	6	7,886,184	1,453,159	94.8%	92.2%
March 31, 2014	50	6	7,892,369	1,452,742	94.8%	90.7%
As of March 31, 2015, 94.5% of the Commercial portfolio was leased, an increase from 94.3% at March 31, 2014. On a same property basis, 94.4% of the Commercial portfolio was leased, an increase from 94.3% at March 31, 2014. As of March 31, 2015, the Clarendon Center apartments were 98.4% leased compared to 98.8% at March 31, 2014.
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

			Average Base Rent per Square Foot
Three months ended March 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2015	325,633	57	$16.77	$17.35
2014	287,400	68	23.84	23.04
Additional information about the 2015 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	14	43
Square feet	46,527	279,106
Per square foot average annualized:
Base rent	$26.72	$15.11
Tenant improvements	(5.50)	(0.05)
Leasing costs	(1.13)	(0.01)
Rent concessions	(1.16)	—
Effective rents	$18.93	$15.05

During the three months ended March 31, 2015, the Company entered into 30 new or renewed apartment leases. The average monthly rent per square foot for these leases was unchanged at $3.36. During the three months ended March 31, 2014, the Company entered into 53 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.38 from $3.36.

As of December 31, 2014, 838,240 square feet of Commercial space was subject to leases scheduled to expire in 2015. Of those leases, as of March 31, 2015, leases representing 582,646 square feet of Commercial space have not yet renewed and are scheduled to expire over the next nine months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	582,646
Average base rent per square foot	$16.66
Estimated market base rent per square foot	$16.75

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at March 31, 2015 was approximately $3.6 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2015, the Company had variable rate indebtedness totaling $55.5 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2015 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $555,000 based on those balances. As of March 31, 2015, the Company had fixed-rate indebtedness totaling $797.4 million with a weighted average interest rate of 5.58%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2015 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $45.1 million less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.
During the quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2014 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the January 30, 2015 dividend distribution acquired 21,147 shares of common stock at a price of $56.74 per share and 20,796 limited partnership units at a price of $56.74 per unit. Mr. Saul II also acquired 25,000 shares of common stock, at an average price of $42.19 per share, as a result of the exercise of options granted from 2005 through 2014.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: May 7, 2015	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: May 7, 2015	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: May 7, 2015	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)