Form 10-Q
period 2015-06-30
SAUL CENTERS INC
filed 2015-08-03
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of July 31, 2015: 21.2 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate investments
Land	$421,499	$420,622
Buildings and equipment	1,116,381	1,109,276
Construction in progress	53,485	30,261
	1,591,365	1,560,159
Accumulated depreciation	(414,694)	(396,617)
	1,176,671	1,163,542
Cash and cash equivalents	11,714	12,128
Accounts receivable and accrued income, net	47,084	46,784
Deferred leasing costs, net	27,049	26,928
Prepaid expenses, net	1,663	4,093
Deferred debt costs, net	9,455	9,874
Other assets	4,407	3,638
Total assets	$1,278,043	$1,266,987
Liabilities
Notes payable	$813,861	$808,997
Revolving credit facility payable	22,000	43,000
Construction loan payable	17,531	5,391
Dividends and distributions payable	15,290	14,352
Accounts payable, accrued expenses and other liabilities	31,724	23,537
Deferred income	31,816	32,453
Total liabilities	932,222	927,730
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 21,118,594 and 20,947,141 shares issued and outstanding, respectively	211	209
Additional paid-in capital	297,009	287,995
Accumulated deficit	(177,517)	(173,774)
Accumulated other comprehensive loss	(1,856)	(1,894)
Total Saul Centers, Inc. stockholders’ equity	297,847	292,536
Noncontrolling interest	47,974	46,721
Total stockholders’ equity	345,821	339,257
Total liabilities and stockholders’ equity	$1,278,043	$1,266,987
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Base rent	$41,876	$41,038	$83,355	$81,601
Expense recoveries	7,797	7,825	16,529	16,614
Percentage rent	558	453	996	905
Other	1,480	2,970	2,919	6,113
Total revenue	51,711	52,286	103,799	105,233
Operating expenses
Property operating expenses	6,196	6,138	13,812	13,723
Provision for credit losses	414	107	660	310
Real estate taxes	5,876	5,584	11,777	11,037
Interest expense and amortization of deferred debt costs	11,353	11,486	22,759	22,953
Depreciation and amortization of deferred leasing costs	10,811	10,309	21,251	20,489
General and administrative	4,139	4,023	7,910	8,703
Acquisition related costs	—	216	21	379
Predevelopment expenses	—	—	—	503
Total operating expenses	38,789	37,863	78,190	78,097
Operating income	12,922	14,423	25,609	27,136
Change in fair value of derivatives	—	(5)	(6)	(7)
Gain on sale of property	11	6,069	11	6,069
Net Income	12,933	20,487	25,614	33,198
Noncontrolling interests
Income attributable to noncontrolling interests	(2,537)	(4,433)	(5,011)	(6,857)
Net income attributable to Saul Centers, Inc.	10,396	16,054	20,603	26,341
Preferred stock dividends	(3,094)	(3,207)	(6,188)	(6,413)
Net income attributable to common stockholders	$7,302	$12,847	$14,415	$19,928
Per share net income attributable to common stockholders
Basic and diluted	$0.35	$0.62	$0.68	$0.96
Dividends declared per common share outstanding	$0.43	$0.40	$0.86	$0.80
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$12,933	$20,487	$25,614	$33,198
Other comprehensive income
Change in unrealized loss on cash flow hedge	478	(420)	51	(647)
Total comprehensive income	13,411	20,067	25,665	32,551
Comprehensive income attributable to noncontrolling interests	(2,660)	(4,325)	(5,024)	(6,691)
Total comprehensive income attributable to Saul Centers, Inc.	10,751	15,742	20,641	25,860
Preferred stock dividends	(3,094)	(3,207)	(6,188)	(6,413)
Total comprehensive income attributable to common stockholders	$7,657	$12,535	$14,453	$19,447
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2014	$180,000	$209	$287,995	$(173,774)	$(1,894)	$292,536	$46,721	$339,257
Issuance of 171,453 shares of common stock:
97,896 shares pursuant to dividend reinvestment plan	—	1	5,195	—	—	5,196	—	5,196
73,557 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	1	3,819	—	—	3,820	—	3,820
Issuance of 46,060 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	2,448	2,448
Net income	—	—	—	20,603	—	20,603	5,011	25,614
Change in unrealized loss on cash flow hedge	—	—	—	—	38	38	13	51
Series C preferred stock distributions	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Common stock distributions	—	—	—	(9,077)	—	(9,077)	(3,104)	(12,181)
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.43/share) and distributions payable partnership units ($0.43/unit)	—	—	—	(9,081)	—	(9,081)	(3,115)	(12,196)
Balance, June 30, 2015	$180,000	$211	$297,009	$(177,517)	$(1,856)	$297,847	$47,974	$345,821
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$25,614	$33,198
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	6	7
Gain on sale of property	(11)	(6,069)
Depreciation and amortization of deferred leasing costs	21,251	20,489
Amortization of deferred debt costs	754	614
Non cash compensation costs of stock grants and options	832	658
Provision for credit losses	660	310
Increase in accounts receivable and accrued income	(960)	(218)
Additions to deferred leasing costs	(2,852)	(1,862)
Decrease in prepaid expenses	2,430	2,399
Increase in other assets	(769)	(7,711)
Increase in accounts payable, accrued expenses and other liabilities	2,139	4,309
Decrease in deferred income	(637)	(3,379)
Net cash provided by operating activities	48,457	42,745
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(893)	(8,545)
Additions to real estate investments	(6,994)	(7,002)
Additions to development and redevelopment projects	(17,690)	(6,343)
Proceeds from sale of property	32	6,679
Net cash used in investing activities	(25,545)	(15,211)
Cash flows from financing activities:
Proceeds from notes payable (1)	46,000	—
Repayments on notes payable	(41,136)	(10,923)
Proceeds from revolving credit facility	4,000	11,000
Repayments on revolving credit facility	(25,000)	(11,000)
Proceeds from construction loan	12,140	—
Additions to deferred debt costs	(335)	(1,303)
Proceeds from the issuance of:
Common stock	8,184	8,159
Partnership units	2,448	8,877
Distributions to:
Series A preferred stockholders	—	(1,600)
Series C preferred stockholders	(6,188)	(4,812)
Common stockholders	(17,456)	(15,683)
Noncontrolling interests	(5,983)	(5,717)
Net cash used in financing activities	(23,326)	(23,002)
Net increase (decrease) in cash and cash equivalents	(414)	4,532
Cash and cash equivalents, beginning of period	12,128	17,297
Cash and cash equivalents, end of period	$11,714	$21,829
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
As of June 30, 2015, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of June 30, 2015, 31 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two tenants individually accounted for 2.5% or more of the Company’s total revenue for the six months ended June 30, 2015. Giant Food, a tenant at nine Shopping Centers, and Safeway, a tenant at eight Shopping Centers, individually accounted for 4.5% and 2.6%, respectively, of the Company's total revenue for the six months ended June 30, 2015.

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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1.1 million and $0.7 million at June 30, 2015 and December 31, 2014, respectively.
In addition to rents due currently, accounts receivable includes approximately $40.1 million and $38.7 million, at June 30, 2015 and December 31, 2014, respectively, net of allowance for doubtful accounts totaling $0.6 million and $0.3 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of June 30, 2015, no properties were classified as held for sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Notes to Consolidated Financial Statements (Unaudited)

Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of June 30, 2015 and December 31, 2014, is composed of the following:

(in thousands)	June 30, 2015	December 31, 2014
Park Van Ness	$48,371	$26,998
Other	5,114	3,263
Total	$53,485	$30,261

Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.5 million and $9.9 million, net of accumulated amortization of $6.2 million and $5.9 million, at June 30, 2015 and December 31, 2014, respectively.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $27.0 million and $26.9 million, net of accumulated amortization of $24.1 million and $21.6 million, as of June 30, 2015 and December 31, 2014, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $2.7 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.
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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment

Notes to Consolidated Financial Statements (Unaudited)

indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the six months ended June 30, 2015 and 2014.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $0.8 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $18.5 million and $17.9 million for the six months ended June 30, 2015 and 2014, respectively. Repairs and maintenance expense totaled $6.4 million and $6.5 million for the six months ended June 30, 2015 and 2014, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (Unaudited)

If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of June 30, 2015, the director's deferred fee accounts comprise 236,861 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.2% common interest as of June 30, 2015. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	As of or For The Three Months Ended June 30,		As of or For The Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Weighted average common shares outstanding-Basic	21,098	20,717	21,058	20,670
Effect of dilutive options	45	26	82	32
Weighted average common shares outstanding-Diluted	21,143	20,743	21,140	20,702
Non-dilutive options	318	113	318	113	(1)

(1) The non-dilutive options were issued in 2007, 2008 and 2015.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance and will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted but not before annual periods beginning after December 15, 2016. ASU 2014-09 must be applied retrospectively by either restating prior periods or by recognizing the cumulative effect as of the first date of application. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the six months ended June 30, 2015.

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
Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
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

Notes to Consolidated Financial Statements (Unaudited)

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of June 30, 2015, the Saul Organization holds a 25.8% limited partnership interest in the Operating Partnership represented by approximately 7.2 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2015, approximately 1,151,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.8% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended June 30, 2015 and 2014, were approximately 28.4 million and 27.9 million, respectively, and for the six months ended June 30, 2015 and 2014, were approximately 28.4 million and 27.8 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The Company’s outstanding debt totaled approximately $853.4 million at June 30, 2015, of which approximately $816.4 million was fixed-rate debt and approximately $37.0 million was variable rate debt, including $22.0 million outstanding on the Company's unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled $865.0 million as of June 30, 2015.
At June 30, 2015, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On June 30, 2015, based on the value of the Company’s unencumbered properties, approximately $252.6 million was available under the line, $22.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of June 30, 2015, the margin was 145 basis points.
At June 30, 2015, the Company had a $71.6 million construction-to-permanent loan, with $17.5 million outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
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
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $15.0 million outstanding at June 30, 2015) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
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

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2014, the Company’s outstanding debt totaled approximately $857.4 million, of which $784.8 million was fixed rate debt and $72.6 million was variable rate debt, including $43.0 million outstanding on the Company’s unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled $895.5 million as of December 31, 2014.
At June 30, 2015, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2015	$—		$11,826	$11,826
2016	14,724		24,413	39,137
2017	—		25,715	25,715
2018	49,748	(a)	25,902	75,650
2019	60,793		24,615	85,408
2020	61,163		21,892	83,055
Thereafter	404,888		127,713	532,601
	$591,316		$262,076	$853,392
(a) Includes $22.0 million outstanding under the line of credit.
Interest expense and amortization of deferred debt costs for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Interest incurred	$11,414	$11,342	$22,798	$22,582
Amortization of deferred debt costs	392	284	754	614
Capitalized interest	(453)	(140)	(793)	(243)
	$11,353	$11,486	$22,759	$22,953

6.	Stockholders’ Equity and Noncontrolling Interests
The consolidated statements of operations for the six months ended June 30, 2015 and 2014, reflect noncontrolling interests of $5.0 million and $6.9 million, respectively, representing the Saul Organization’s share of net income for each period.
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $215,200 and $191,600 for the six months ended June 30, 2015 and 2014, respectively. All amounts deferred by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2015 and 2014, the Company contributed $64,200 and $71,100, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.6 million and $1.8 million, at June 30, 2015 and December 31, 2014, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2015 and 2014, which included rental expense for the Company’s headquarters lease, totaled approximately $4.0 million and $3.6 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of June 30, 2015 and December 31, 2014, accounts payable, accrued expenses and other liabilities included approximately $423,300 and $543,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $451,700 and $414,000 for the six months ended June 30, 2015 and 2014, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $170,100 and $169,700 for the six months ended June 30, 2015 and 2014, respectively.
Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, a former president of the Company, whereby Mr. Saul III provided certain consulting services to the Company as an independent contractor and was paid at a rate of $60,000 per month. The consulting agreement included certain noncompete, nonsolicitation

Notes to Consolidated Financial Statements (Unaudited)

and nondisclosure covenants, and expired in September 2014. For the six months ended June 30, 2014, such consulting fees totaled $360,000.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2015.

Notes to Consolidated Financial Statements (Unaudited)

Stock options issued

	Directors
Grant date	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	Subtotals
Total grant	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	322,500
Vested	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	322,500
Exercised	12,500	2,500	2,500	22,500	12,500	12,500	12,500	10,000	2,500	—	90,000
Forfeited	2,500	7,500	7,500	—	2,500	2,500	—	—	—	—	22,500
Exercisable at June 30, 2015	15,000	20,000	20,000	10,000	17,500	17,500	22,500	25,000	27,500	35,000	210,000
Remaining unexercised	15,000	20,000	20,000	10,000	17,500	17,500	22,500	25,000	27,500	35,000	210,000
Exercise price	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07
Volatility	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166
Expected life (years)	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%
Risk-free rate	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%
Total value at grant date	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$2,261,975
Expensed in previous years	143,400	285,300	254,700	222,950	287,950	297,375	257,250	278,250	109,500	—	2,136,675
Expensed in 2015	—	—	—	—	—	—	—	—	—	125,300	125,300
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	Subtotals				Grand Totals
Total grant	135,000	162,500	242,500	202,500	170,000	190,000	1,102,500				1,425,000
Vested	67,500	118,750	81,875	91,250	42,500	—	401,875				724,375
Exercised	14,097	57,504	38,750	21,875	625	—	132,851				222,851
Forfeited	67,500	43,750	135,000	30,000	—	—	276,250				298,750
Exercisable at June 30, 2015	53,403	61,246	43,125	69,375	41,875	—	269,024				479,024
Remaining unexercised	53,403	61,246	68,750	150,625	169,375	190,000	693,399				903,399
Exercise price	$54.17	$41.82	$39.29	$44.42	$47.03	$51.07
Volatility	0.233	0.330	0.315	0.304	0.306	0.298
Expected life (years)	6.5	8.0	8.0	8.0	7.0	7.0
Assumed yield	4.13%	4.81%	5.28%	5.12%	4.89%	4.94%
Risk-free rate	4.61%	2.75%	1.49%	1.49%	2.17%	1.89%
Gross value at grant date	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$8,559,575				$10,821,550
Estimated forfeitures	62,000	367,937	889,690	280,468	168,749	141,780	1,910,624				1,910,624
Expensed in previous years	1,277,200	909,563	418,899	492,937	196,848	—	3,295,447				5,432,122
Expensed in 2015	—	89,125	78,546	134,550	147,636	60,118	509,975				635,275
Future expense	—	—	130,915	493,345	836,567	1,382,702	2,843,529				2,843,529
Weighted average term of remaining future expense (in years)			3.1

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	748,208	$44.79	$9,274,028
Granted	225,000	51.07	—
Exercised	(69,809)	42.80	1,019,890
Expired/Forfeited	—	—
Outstanding June 30	903,399	46.51	3,226,939
Exercisable June 30	479,024	45.31	2,310,289
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At June 30, 2015, the closing share price of $49.19 was lower than the exercise price of the 73,403, 20,000 and 225,000 outstanding options granted in 2007, 2008 and 2015, respectively, and, therefore, those options had no intrinsic value as of June 30, 2015. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.5 years and 6.1 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.95% and 3.65%, would be approximately $884.4 million and $886.4 million, respectively, compared to the carrying value of $816.4 million and $784.8 million at June 30, 2015 and December 31, 2014, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of June 30, 2015, the fair value of the interest-rate swap was approximately $3.1 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Change in fair value:
Recognized in earnings	$—	$(5)	$(6)	$(7)
Recognized in other comprehensive income	478	(420)	51	(647)
	$478	$(425)	$45	$(654)

Notes to Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies
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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended June 30, 2015
Real estate rental operations:
Revenue	$38,300	$13,398	$13	$51,711
Expenses	(7,954)	(4,532)	—	(12,486)
Income from real estate	30,346	8,866	13	39,225
Interest expense and amortization of deferred debt costs	—	—	(11,353)	(11,353)
General and administrative	—	—	(4,139)	(4,139)
Subtotal	30,346	8,866	(15,479)	23,733
Depreciation and amortization of deferred leasing costs	(7,538)	(3,273)	—	(10,811)
Gain on sale of property	11	—	—	11
Net income (loss)	$22,819	$5,593	$(15,479)	$12,933
Capital investment	$2,533	$12,420	$—	$14,953
Total assets	$934,631	$322,538	$20,874	$1,278,043

Three months ended June 30, 2014
Real estate rental operations:
Revenue	$39,056	$13,210	$20	$52,286
Expenses	(8,002)	(3,827)	—	(11,829)
Income from real estate	31,054	9,383	20	40,457
Interest expense and amortization of deferred debt costs	—	—	(11,486)	(11,486)
General and administrative	—	—	(4,023)	(4,023)
Acquisition related costs	(216)	—	—	(216)
Subtotal	30,838	9,383	(15,489)	24,732
Depreciation and amortization of deferred leasing costs	(6,911)	(3,398)	—	(10,309)
Gain on sale of property	6,069	—	—	6,069
Change in fair value of derivatives	—	—	(5)	(5)
Net income (loss)	$29,996	$5,985	$(15,494)	$20,487
Capital investment	$13,592	$4,865	$—	$18,457
Total assets	$906,399	$297,009	$24,020	$1,227,428

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2015
Real estate rental operations:
Revenue	$77,664	$26,109	$26	$103,799
Expenses	(17,490)	(8,759)	—	(26,249)
Income from real estate	60,174	17,350	26	77,550
Interest expense and amortization of deferred debt costs	—	—	(22,759)	(22,759)
General and administrative	—	—	(7,910)	(7,910)
Acquisition related costs	(21)	—	—	(21)
Subtotal	60,153	17,350	(30,643)	46,860
Depreciation and amortization of deferred leasing costs	(14,854)	(6,397)	—	(21,251)
Gain on sale of property	11	—	—	11
Change in fair value of derivatives	—	—	(6)	(6)
Net income (loss)	$45,310	$10,953	$(30,649)	$25,614
Capital investment	$5,479	$20,098	$—	$25,577
Total assets	$934,631	$322,538	$20,874	$1,278,043

Six months ended June 30, 2014
Real estate rental operations:
Revenue	$78,875	$26,323	$35	$105,233
Expenses	(17,492)	(7,578)	—	(25,070)
Income from real estate	61,383	18,745	35	80,163
Interest expense and amortization of deferred debt costs	—	—	(22,953)	(22,953)
General and administrative	—	—	(8,703)	(8,703)
Acquisition related costs	(379)	—	—	(379)
Predevelopment expenses	—	(503)	—	(503)
Subtotal	61,004	18,242	(31,621)	47,625
Depreciation and amortization of deferred leasing costs	(13,808)	(6,681)	—	(20,489)
Gain on sale of property	6,069	—	—	6,069
Change in fair value of derivatives	—	—	(7)	(7)
Net income (loss)	$53,265	$11,561	$(31,628)	$33,198
Capital investment	$24,324	$8,021	$—	$32,345
Total assets	$906,399	$297,009	$24,020	$1,227,428

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to June 30, 2015, and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2015.
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

	Six months ended June 30,
	2015	2014	2013	2012	2011
Base rent	$18.38	$17.99	$17.67	$16.98	$16.54
Effective rent	$16.72	$16.38	$15.77	$15.43	$15.09

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
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed in the first quarter of 2016. When complete, the structure will comprise 11 levels, five of which will be below street level. Structural concrete work has been completed. Exterior precast, masonry and glass are being installed and unit interior framing and drywall is in progress. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan. Costs incurred through June 30, 2015, total approximately $48.4 million, of which $17.5 million has been financed by the loan.
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
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area initially were less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. However, the Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, continues to improve and increased to 94.9% at June 30, 2015, from 94.2% at June 30, 2014.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2015, amortizing fixed-rate debt with staggered maturities from 2018 to 2034 represented approximately 95.7% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of June 30, 2015, the Company’s variable-rate debt consisted of a $15.0 million bank term loan secured by Metro Pike Center and $22.0 million outstanding under the revolving credit facility. As of June 30, 2015, the Company has availability of approximately $252.6 million under its $275.0 million unsecured revolving line of credit.
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

Same property revenue

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total revenue	$51,711	$52,286	$103,799	$105,233
Less: Interest income	(13)	(21)	(26)	(35)
Less: Acquisitions, dispositions and development properties	(732)	(255)	(1,324)	(465)
Total same property revenue	$50,966	$52,010	$102,449	$104,733
Shopping centers	$37,568	$38,801	$76,340	$78,410
Mixed-Use properties	13,398	13,209	26,109	26,323
Total same property revenue	$50,966	$52,010	$102,449	$104,733
The $1.0 million decrease in same property revenue for the 2015 quarter compared to the 2014 quarter was primarily due to (a) a bankruptcy settlement and collection in 2014 ($1.6 million) partially offset by (b) a $0.05 per square foot increase in base rent ($0.1 million) and (c) a 94,061 square foot increase in average leased space ($0.4 million).
The $2.3 million decrease in same property revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is due primarily to (a) a bankruptcy settlement and collection in 2014 ($1.6 million), (b) the net impact of a lease termination in 2014 ($1.2 million), partially offset by (c) a 54,989 square foot increase in average leased space ($0.5 million).

Same property operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$12,933	$20,487	$25,614	$33,198
Add: Interest expense and amortization of deferred debt costs	11,353	11,486	22,759	22,953
Add: Depreciation and amortization of deferred leasing costs	10,811	10,309	21,251	20,489
Add: General and administrative	4,139	4,023	7,910	8,703
Add: Predevelopment expenses	—	—	—	503
Add: Acquisition related costs	—	216	21	379
Add: Change in fair value of derivatives	—	5	6	7
Less: Gains on property dispositions	(11)	(6,069)	(11)	(6,069)
Less: Interest income	(13)	(21)	(26)	(35)
Property operating income	39,212	40,436	77,524	80,128
Less: Acquisitions, dispositions & development property	660	221	1,181	362
Total same property operating income	$38,552	$40,215	$76,343	$79,766
Shopping centers	$29,686	$30,833	$58,993	$61,021
Mixed-Use properties	8,866	9,382	17,350	18,745
Total same property operating income	$38,552	$40,215	$76,343	$79,766
Same property operating income decreased $1.7 million for the 2015 quarter compared to the 2014 quarter due primarily to (a) a bankruptcy settlement and collection in 2014 in the shopping center portfolio ($1.6 million), (b) higher real estate tax expense in the mixed-use portfolio, the majority of which is not recoverable, ($0.3 million) and (c) higher provisions for credit losses ($0.3 million) partially offset by (d) a $0.05 per square foot increase in base rent ($0.1 million) and (e) a 94,061 square foot increase in average leased space ($0.4 million).
Same property operating income decreased $3.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due primarily to (a) the net impact of a lease termination in 2014 ($1.2 million), (b) the impact of a bankruptcy settlement and collection in 2014 ($1.6 million), (c) higher real estate tax expense, the majority of which is not recoverable, ($0.6 million), (d) higher provisions for credit losses ($0.3 million) and (e) higher repairs and maintenance expense in the mixed-use portfolio, the majority of which is not recoverable ($0.2 million) partially offset by (f) a 54,989 square foot increase in average leased space ($0.5 million).

Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Revenue

	Three months ended June 30,		2014 to 2015 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Base rent	$41,876	$41,038	$838	2.0%
Expense recoveries	7,797	7,825	(28)	(0.4)%
Percentage rent	558	453	105	23.2%
Other	1,480	2,970	(1,490)	(50.2)%
Total revenue	$51,711	$52,286	$(575)	(1.1)%
Base rent includes $565,900 and $552,700 for the three months ended June 30, 2015 and 2014, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $446,000 and $487,200, for the three months ended June 30, 2015 and 2014, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue decreased 1.1% in the three months ended June 30, 2015 (“2015 Quarter”) compared to the three months ended June 30, 2014 (“2014 Quarter”) primarily due to (a) a decrease in other revenue, primarily due to the impact in 2014 of a bankruptcy settlement and collection ($1.6 million), partially offset by (b) a 117,635 square foot increase in average leased space ($0.5 million) and (c) a $0.13 per square foot increase in base rent ($0.3 million).
Operating Expenses

	Three months ended June 30,		2014 to 2015 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Property operating expenses	$6,196	$6,138	$58	0.9%
Provision for credit losses	414	107	307	286.9%
Real estate taxes	5,876	5,584	292	5.2%
Interest expense and amortization of deferred debt costs	11,353	11,486	(133)	(1.2)%
Depreciation and amortization of deferred leasing costs	10,811	10,309	502	4.9%
General and administrative	4,139	4,023	116	2.9%
Acquisition related costs	—	216	(216)	(100.0)%
Total operating expenses	$38,789	$37,863	$926	2.4%
Total operating expenses increased 2.4% in the 2015 Quarter compared to the 2014 Quarter.
Provision for credit losses. The provision for credit losses for the 2015 Quarter represents 0.80% of the Company’s revenue, an increase from 0.20% for the 2014 Quarter. The increase is due primarily to a rent dispute with an office tenant that is currently in litigation.
Real estate taxes. Real estate taxes increased 5.2% in the 2015 Quarter compared to the 2014 Quarter primarily due to increases in the mixed-use portfolio.
Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization to $10.8 million in the 2015 Quarter from $10.3 million in the 2014 Quarter was primarily due to (a) $0.2 million of depreciation expense on buildings acquired in 2014 and (b) $0.2 million of additional depreciation expense as a result of the reduction of the estimated remaining useful life of two buildings at Germantown to six months effective May 1, 2015.
Acquisition related costs. Acquisition related costs incurred in the 2014 Quarter related to the Company's acquisition of 1582 Rockville Pike.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Revenue

	Six Months Ended June 30,		2014 to 2015 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Base rent	$83,355	$81,601	$1,754	2.1%
Expense recoveries	16,529	16,614	(85)	(0.5)%
Percentage rent	996	905	91	10.1%
Other	2,919	6,113	(3,194)	(52.2)%
Total revenue	$103,799	$105,233	$(1,434)	(1.4)%
Base rent includes $1.0 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.9 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue decreased 1.4% in the six months ended June 30, 2015 (“2015 Period”) compared to the six months ended June 30, 2014 (“2014 Period”) primarily due to (a) the net impact in 2014 of a lease termination ($1.2 million) and (b) the impact in 2014 of a bankruptcy settlement and collection ($1.6 million), partially offset by (c) a 12,618 square foot increase in leased space ($0.1 million), and (d) a $0.25 per square foot increase in base rent ($1.1 million).
Operating Expenses

	Six Months Ended June 30,		2014 to 2015 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Property operating expenses	$13,812	$13,723	$89	0.6%
Provision for credit losses	660	310	350	112.9%
Real estate taxes	11,777	11,037	740	6.7%
Interest expense and amortization of deferred debt costs	22,759	22,953	(194)	(0.8)%
Depreciation and amortization of deferred leasing costs	21,251	20,489	762	3.7%
General and administrative	7,910	8,703	(793)	(9.1)%
Acquisition related costs	21	379	(358)	(94.5)%
Predevelopment expenses	—	503	(503)	(100.0)%
Total operating expenses	$78,190	$78,097	$93	0.1%
Total operating expenses increased 0.1% in the 2015 Period compared to the 2014 Period primarily due to increased depreciation, real estate taxes and credit losses partially offset by lower general and administrative and predevelopment expenses.
Provision for credit losses. The provision for credit losses for the 2015 Period represents 0.64% of the Company’s revenue, an increase from 0.29% for the 2014 Period. The increase is due primarily to a rent dispute with an office tenant that is currently in litigation.
Real Estate Taxes. Real estate taxes increased 6.7% in the 2015 Period primarily due to (a) 601 Pennsylvania Avenue, (b) Clarendon Center and (c) properties acquired in 2014.
Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization to $21.3 million in the 2015 Period from $20.5 million in the 2014 Period was primarily due to (a) $0.4 million of depreciation expense on buildings acquired in 2014 and (b) $0.2 million of additional depreciation expense as a result of the reduction of the estimated remaining useful life of two buildings at Germantown to six months effective May 1, 2015.
General and administrative expense. The decrease in general and administrative expense was primarily due to the accrual in 2014 of $1.1 million of severance costs.
Acquisition related costs. Acquisition related costs in the 2014 Period related to the Company's acquisition of 1580 and 1582 Rockville Pike.
Predevelopment expenses. Predevelopment expenses in the 2014 Period related to the Company's activities at Park Van Ness.

Liquidity and Capital Resources
Cash and cash equivalents totaled $11.7 million and $21.8 million at June 30, 2015 and 2014, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$48,457	$42,745
Net cash used in investing activities	(25,545)	(15,211)
Net cash used in financing activities	(23,326)	(23,002)
Increase (decrease) in cash and cash equivalents	$(414)	$4,532

Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. The $5.7 million increase in net cash provided by operating activities from 2014 to 2015 is primarily attributable to net changes in other assets and liabilities.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $10.3 million increase in cash used in investing activities is primarily due to (a) the Company's development activities at Park Van Ness ($11.3 million) and (b) lower property sales proceeds ($6.6 million) partially offset by (c) lower acquisition activity ($7.7 million). Tenant improvement and property capital expenditures totaled $7.0 million for each of the six months ended June 30, 2015 and 2014.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2015 primarily reflects:

•	the repayment of notes payable totaling $41.1 million;

•	revolving credit facility principal payments of $25.0 million;

•	distributions to common stockholders totaling $17.5 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $6.0 million; and

•	distributions to preferred stockholders totaling $6.2 million;
which was partially offset by:

•	proceeds of $46.0 million received from notes payable;

•	advances of $4.0 million from the revolving credit facility;

•	proceeds of $2.4 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP");

•	proceeds of $8.2 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $12.1 million from the Park Van Ness construction loan.
Net cash used in financing activities for the six months ended June 30, 2014 primarily reflects:

•	revolving credit facility payments of $11.0 million;

•	repayment of notes payable totaling $10.9 million;

•	distributions to common stockholders totaling $15.7 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $5.7 million; and

•	distributions made to preferred stockholders totaling $6.4 million;
which was partially offset by:

•	advances from the revolving credit facility totaling $11.0 million;

•	proceeds of $8.9 million from the issuance of limited partnership units in the Operating Partnership pursuant to our DRIP; and

•	proceeds of $8.2 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options.
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
As of June 30, 2015, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2015	$—		$11,826	$11,826
2016	14,724		24,413	39,137
2017	—		25,715	25,715
2018	49,748	(a)	25,902	75,650
2019	60,793		24,615	85,408
2020	61,163		21,892	83,055
Thereafter	404,888		127,713	532,601
	$591,316		$262,076	$853,392
(a) Includes $22.0 million outstanding under the line of credit.

Management believes that the Company’s capital resources, which at June 30, 2015 included cash balances of approximately $11.7 million and borrowing availability of approximately $252.6 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 94,244 and 96,037 shares under the DRIP at a weighted average discounted price of $53.07 and $44.54 per share, during the six months ended June 30, 2015 and 2014, respectively. The Company issued 46,060 and 196,183 limited partnership units under the DRIP at a weighted average price of $53.16 and $45.25 per unit during the six months ended June 30, 2015 and 2014, respectively. The Company also credited 3,652 and 3,763 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $53.14 and $44.61 per share, during the six months ended June 30, 2015 and 2014, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2015.
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
The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of June 30, 2015, $22.0 million was outstanding, approximately $252.6 million was available under the line and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of June 30, 2015, the margin was 145 basis points.
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
As of June 30, 2015, the Company was in compliance with all such covenants.
At June 30, 2015, the Company had a $71.6 million construction-to-permanent loan, with $17.5 million outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $15.0 million outstanding at June 30, 2015) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
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
Funds From Operations
Funds From Operations (FFO)1 available to common shareholders for the six months ended June 30, 2015, totaled $40.7 million, a decrease of 1.3% compared to the six months ended June 30, 2014.
The following table presents a reconciliation from net income to FFO available to common shareholders for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income	$12,933	$20,487	$25,614	$33,198
Subtract:
Gain on sale of property	(11)	(6,069)	(11)	(6,069)
Add:
Real estate depreciation and amortization	10,811	10,309	21,251	20,489
FFO	23,733	24,727	46,854	47,618
Subtract:
Preferred stock dividends	(3,094)	(3,207)	(6,188)	(6,413)
FFO available to common shareholders	$20,639	$21,520	$40,666	$41,205
Weighted average shares:
Diluted weighted average common stock	21,143	20,743	21,140	20,702
Convertible limited partnership units	7,237	7,164	7,225	7,114
Average shares and units used to compute FFO per share	28,380	27,907	28,365	27,816
FFO per share available to common shareholders	$0.73	$0.77	$1.43	$1.48

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
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2014 and the six months ended June 30, 2015.
Park Van Ness
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed in the first quarter of 2016. When complete, the structure will comprise 11 levels, five of which will be below street level. Structural concrete work has been completed. Exterior precast, masonry and glass are being installed and unit interior framing and drywall is in progress. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan. Costs incurred through June 30, 2015, total approximately $48.4 million, of which $17.5 million has been financed by the loan.
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
Germantown Center
In 2014, the Company entered into a contingent ground lease with CVS and, as of June 30, 2015, all of the lease contingencies have been satisfied. CVS will demolish two of the four existing buildings that currently comprise the center and will construct a 13,500 square foot pharmacy building. Demolition is expected to commence in the fourth quarter of 2015 and CVS expects to commence operations in 2016.
Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2015	50	6	7,900,083	1,453,159	95.4%	92.6%
June 30, 2014	49	6	7,862,771	1,453,159	94.8%	90.3%
As of June 30, 2015, 95.0% of the Commercial portfolio was leased, an increase from 94.2% at June 30, 2014. On a same property basis, 94.9% of the Commercial portfolio was leased, an increase from 94.2% at June 30, 2014. As of June 30, 2015, the Clarendon Center apartments were 98.8% leased compared to 100.0% at June 30, 2014.
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

			Average Base Rent per Square Foot
Three months ended June 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2015	736,261	62	$9.78	$9.45
2014	327,288	82	19.60	19.60

Additional information about the 2015 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	21	46
Square feet	161,522	595,592
Per square foot average annualized:
Base rent	$16.31	$8.07
Tenant improvements	(0.91)	(0.02)
Leasing costs	(0.36)	(0.01)
Rent concessions	(0.10)	(0.01)
Effective rents	$14.94	$8.03

During the three months ended June 30, 2015, the Company entered into 89 new or renewed apartment leases. The average monthly rent per square foot for these leases decreased to $3.39 from $3.43. During the three months ended June 30, 2014, the Company entered into 97 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.44 from $3.37.
As of December 31, 2014, 838,240 square feet of Commercial space was subject to leases scheduled to expire in 2015. Of those leases, as of June 30, 2015, leases representing 402,129 square feet of Commercial space have not yet renewed and are scheduled to expire over the next six months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	402,129
Average base rent per square foot	$16.94
Estimated market base rent per square foot	$16.79

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at June 30, 2015 was approximately $3.1 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2015, the Company had variable rate indebtedness totaling $37.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2015 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $370,000 based on those balances. As of June 30, 2015, the Company had fixed-rate indebtedness totaling $816.4 million with a weighted average interest rate of 5.55%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2015 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $45.7 million less than the carrying value.

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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.
During the quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2014 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the April 30, 2015 dividend distribution acquired 25,911 shares of common stock at a price of $50.21 per share and 25,264 limited partnership units at a price of $50.21 per unit.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 3, 2015	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: August 3, 2015	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: August 3, 2015	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)