Form 10-Q
period 2015-09-30
SAUL CENTERS INC
filed 2015-11-02
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of October 30, 2015: 21.2 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate investments
Land	$424,837	$420,622
Buildings and equipment	1,110,255	1,109,276
Construction in progress	69,175	30,261
	1,604,267	1,560,159
Accumulated depreciation	(416,531)	(396,617)
	1,187,736	1,163,542
Cash and cash equivalents	8,922	12,128
Accounts receivable and accrued income, net	50,843	46,784
Deferred leasing costs, net	26,891	26,928
Prepaid expenses, net	8,115	4,093
Deferred debt costs, net	9,091	9,874
Other assets	5,352	3,638
Total assets	$1,296,950	$1,266,987
Liabilities
Notes payable	$807,990	$808,997
Revolving credit facility payable	30,000	43,000
Construction loan payable	31,413	5,391
Dividends and distributions payable	15,329	14,352
Accounts payable, accrued expenses and other liabilities	31,701	23,537
Deferred income	32,520	32,453
Total liabilities	948,953	927,730
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 21,177,762 and 20,947,141 shares issued and outstanding, respectively	212	209
Additional paid-in capital	300,230	287,995
Accumulated deficit	(179,102)	(173,774)
Accumulated other comprehensive loss	(2,272)	(1,894)
Total Saul Centers, Inc. stockholders’ equity	299,068	292,536
Noncontrolling interest	48,929	46,721
Total stockholders’ equity	347,997	339,257
Total liabilities and stockholders’ equity	$1,296,950	$1,266,987
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Base rent	$42,431	$41,452	$125,786	$123,053
Expense recoveries	8,181	7,734	24,710	24,348
Percentage rent	157	187	1,153	1,092
Other	1,607	1,222	4,526	7,335
Total revenue	52,376	50,595	156,175	155,828
Operating expenses
Property operating expenses	6,308	6,316	20,120	20,039
Provision for credit losses	621	170	1,281	480
Real estate taxes	5,933	5,594	17,710	16,631
Interest expense and amortization of deferred debt costs	11,229	11,584	33,988	34,537
Depreciation and amortization of deferred leasing costs	11,131	10,256	32,382	30,745
General and administrative	3,802	3,837	11,712	12,540
Acquisition related costs	57	359	78	738
Predevelopment expenses	57	—	57	503
Total operating expenses	39,138	38,116	117,328	116,213
Operating income	13,238	12,479	38,847	39,615
Change in fair value of derivatives	(6)	1	(12)	(6)
Gain on sale of property	—	—	11	6,069
Net Income	13,232	12,480	38,846	45,678
Noncontrolling interests
Income attributable to noncontrolling interests	(2,617)	(2,374)	(7,628)	(9,231)
Net income attributable to Saul Centers, Inc.	10,615	10,106	31,218	36,447
Preferred stock dividends	(3,093)	(3,206)	(9,281)	(9,619)
Net income attributable to common stockholders	$7,522	$6,900	$21,937	$26,828
Per share net income attributable to common stockholders
Basic and diluted	$0.36	$0.33	$1.04	$1.29
Dividends declared per common share outstanding	$0.43	$0.40	$1.29	$1.20
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$13,232	$12,480	$38,846	$45,678
Other comprehensive income
Change in unrealized loss on cash flow hedge	(561)	374	(510)	(273)
Total comprehensive income	12,671	12,854	38,336	45,405
Comprehensive income attributable to noncontrolling interests	(2,471)	(2,470)	(7,496)	(9,161)
Total comprehensive income attributable to Saul Centers, Inc.	10,200	10,384	30,840	36,244
Preferred stock dividends	(3,093)	(3,206)	(9,281)	(9,619)
Total comprehensive income attributable to common stockholders	$7,107	$7,178	$21,559	$26,625
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2014	$180,000	$209	$287,995	$(173,774)	$(1,894)	$292,536	$46,721	$339,257
Issuance of 230,621 shares of common stock:
153,897 shares pursuant to dividend reinvestment plan	—	2	8,011	—	—	8,013	—	8,013
76,724 shares due to exercise of employee stock options and issuance of directors’ deferred stock	—	1	4,224	—	—	4,225	—	4,225
Issuance of 78,101 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	4,060	4,060
Net income	—	—	—	31,218	—	31,218	7,628	38,846
Change in unrealized loss on cash flow hedge	—	—	—	—	(378)	(378)	(132)	(510)
Series C preferred stock distributions	—	—	—	(6,188)	—	(6,188)	—	(6,188)
Common stock distributions	—	—	—	(18,159)	—	(18,159)	(6,219)	(24,378)
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.43/share) and distributions payable partnership units ($0.43/unit)	—	—	—	(9,106)	—	(9,106)	(3,129)	(12,235)
Balance, September 30, 2015	$180,000	$212	$300,230	$(179,102)	$(2,272)	$299,068	$48,929	$347,997
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$38,846	$45,678
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	12	6
Gain on sale of property	(11)	(6,069)
Depreciation and amortization of deferred leasing costs	32,382	30,745
Amortization of deferred debt costs	1,094	969
Non cash compensation costs of stock grants and options	1,136	977
Provision for credit losses	1,281	480
Increase in accounts receivable and accrued income	(5,340)	(3,282)
Additions to deferred leasing costs	(4,125)	(2,830)
Increase in prepaid expenses	(4,022)	(2,825)
(Increase) decrease in other assets	1,590	(355)
Increase in accounts payable, accrued expenses and other liabilities	1,816	4,172
Increase (decrease) in deferred income	67	(1,537)
Net cash provided by operating activities	64,726	66,129
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(4,894)	(48,545)
Additions to real estate investments	(13,271)	(11,174)
Additions to development and redevelopment projects	(31,748)	(10,193)
Proceeds from sale of property	32	6,679
Net cash used in investing activities	(49,881)	(63,233)
Cash flows from financing activities:
Proceeds from notes payable (1)	46,000	—
Repayments on notes payable	(47,007)	(16,462)
Proceeds from revolving credit facility	15,000	41,000
Repayments on revolving credit facility	(28,000)	(11,000)
Proceeds from construction loan	26,022	1,859
Additions to deferred debt costs	(311)	(1,286)
Proceeds from the issuance of:
Common stock	11,102	12,054
Partnership units	4,060	8,877
Distributions to:
Series A preferred stockholders	—	(2,400)
Series C preferred stockholders	(9,281)	(7,219)
Common stockholders	(26,538)	(23,997)
Noncontrolling interests	(9,098)	(8,597)
Net cash used in financing activities	(18,051)	(7,171)
Net decrease in cash and cash equivalents	(3,206)	(4,275)
Cash and cash equivalents, beginning of period	12,128	17,297
Cash and cash equivalents, end of period	$8,922	$13,022
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
The following table lists the properties acquired, in development and disposed since December 31, 2013.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
1580 Rockville Pike	Rockville, MD	Shopping Center	2014
1582 Rockville Pike	Rockville, MD	Shopping Center	2014
750 N. Glebe Road	Arlington, VA	Shopping Center	2014
730 N. Glebe Road	Arlington, VA	Shopping Center	2014
726 N. Glebe Road	Arlington, VA	Shopping Center	2015
1584 Rockville Pike	Rockville, MD	Shopping Center	2014
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013-2015
Dispositions
Giant	Baltimore, MD	Shopping Center	2014
As of September 30, 2015, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), six mixed-use properties which are comprised of office, retail and multi-family residential uses, one of which is held for sale, (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2015, 31 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two tenants individually accounted for 2.5% or more of the Company’s total revenue for the nine months ended September 30, 2015. Giant Food, a tenant at nine Shopping Centers, and Safeway, a tenant at eight Shopping Centers, individually accounted for 4.5% and 2.5%, respectively, of the Company's total revenue for the nine months ended September 30, 2015.

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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1.6 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively.
In addition to rents due currently, accounts receivable includes approximately $40.6 million and $38.7 million, at September 30, 2015 and December 31, 2014, respectively, net of allowance for doubtful accounts totaling $0.5 million and $0.3 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of September 30, 2015, the Company has classified as held-for-sale one operating property, comprising 197,127 square feet of gross leasable area. The book value of this property, which is included in Other Assets, was $3.3 million, net of accumulated depreciation of $7.0 million, which does not exceed its estimated fair value, less costs to sell, and liabilities were $0.4 million. Fair value was determined based on a third party appraisal.

Notes to Consolidated Financial Statements (Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of September 30, 2015 and December 31, 2014, is composed of the following:

(in thousands)	September 30, 2015	December 31, 2014
Park Van Ness	$63,495	$26,998
Other	5,680	3,263
Total	$69,175	$30,261

Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.1 million and $9.9 million, net of accumulated amortization of $6.6 million and $5.9 million, at September 30, 2015 and December 31, 2014, respectively.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.9 million and $26.9 million, net of accumulated amortization of $25.4 million and $21.6 million, as of September 30, 2015 and December 31, 2014, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $4.2 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the nine months ended September 30, 2015 and 2014.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $1.4 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $28.2 million and $26.8 million for the nine months ended September 30, 2015 and 2014, respectively. Repairs and maintenance expense totaled $9.0 million and $9.2 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (Unaudited)

Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of September 30, 2015, the director's deferred fee accounts comprise 239,558 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.2% common interest as of September 30, 2015. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	As of or For The Three Months Ended September 30,		As of or For The Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Weighted average common shares outstanding-Basic	21,158	20,839	21,091	20,726
Effect of dilutive options	33	39	66	35
Weighted average common shares outstanding-Diluted	21,191	20,878	21,157	20,761
Non-dilutive options	298	113	124	113
Years non-dilutive options were issued	2007 and 2015	2007 and 2008	2007 and 2015	2007 and 2008

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

Notes to Consolidated Financial Statements (Unaudited)

of each individual period presented. Adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements and related disclosures.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the nine months ended September 30, 2015.

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
726, 730 and 750 Glebe Road
In August 2014, the Company purchased for $40.0 million, 750 N. Glebe Road and incurred acquisition costs of $0.4 million. In December 2014, the Company purchased for $2.8 million, 730 N. Glebe Road, and incurred acquisition costs of $40,400. In September 2015, the Company purchased for $4.0 million, 726 N. Glebe Road and incurred acquisition costs of $56,700. These retail properties are contiguous and are located in Arlington, Virginia.
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

Notes to Consolidated Financial Statements (Unaudited)

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

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2015, the Saul Organization holds a 25.8% limited partnership interest in the Operating Partnership represented by approximately 7.3 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2015, approximately 965,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.8% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the three months ended September 30, 2015 and 2014, were approximately 28.5 million and 28.1 million, respectively, and for the nine months ended September 30, 2015 and 2014, were approximately 28.4 million and 27.9 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The Company’s outstanding debt totaled approximately $869.4 million at September 30, 2015, of which approximately $824.5 million was fixed-rate debt and approximately $44.9 million was variable rate debt, including $30.0 million outstanding on the Company's unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled $860.5 million as of September 30, 2015.
At September 30, 2015, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On September 30, 2015, based on the value of the Company’s unencumbered properties, approximately $244.6 million was available under the line, $30.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of September 30, 2015, the margin was 145 basis points.
At September 30, 2015, the Company had a $71.6 million construction-to-permanent loan, with $31.4 million outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
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

Notes to Consolidated Financial Statements (Unaudited)

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
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.9 million outstanding at September 30, 2015) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
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
At September 30, 2015, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2015	$—		$5,954	$5,954
2016	14,724		24,413	39,137
2017	—		25,716	25,716
2018	57,748	(a)	25,902	83,650
2019	60,793		24,615	85,408
2020	61,163		21,893	83,056
Thereafter	418,770		127,712	546,482
	$613,198		$256,205	$869,403
(a) Includes $30.0 million outstanding under the line of credit.
Interest expense and amortization of deferred debt costs for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Interest incurred	$11,489	$11,415	$34,287	$33,998
Amortization of deferred debt costs	340	355	1,094	969
Capitalized interest	(600)	(186)	(1,393)	(430)
	$11,229	$11,584	$33,988	$34,537

6.	Stockholders’ Equity and Noncontrolling Interests
The consolidated statements of operations for the nine months ended September 30, 2015 and 2014, reflect noncontrolling interests of $7.6 million and $9.2 million, respectively, representing the Saul Organization’s share of net income for each period.

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $312,400 and $281,800 for the nine months ended September 30, 2015 and 2014, respectively. All amounts deferred by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2015 and 2014, the Company contributed $103,300 and $107,700, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.7 million and $1.8 million, at September 30, 2015 and December 31, 2014, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2015 and 2014, which included rental expense for the Company’s headquarters lease, totaled approximately $5.9 million and $5.5 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of September 30, 2015 and December 31, 2014, accounts payable, accrued expenses and other liabilities included approximately $453,200 and $543,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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

Notes to Consolidated Financial Statements (Unaudited)

The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $684,800 and $630,000 for the nine months ended September 30, 2015 and 2014, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $295,000 and $288,800 for the nine months ended September 30, 2015 and 2014, respectively.
Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, a former president of the Company, whereby Mr. Saul III provided certain consulting services to the Company as an independent contractor and was paid at a rate of $60,000 per month. The consulting agreement included certain noncompete, nonsolicitation and nondisclosure covenants, and expired in September 2014. For the nine months ended September 30, 2014, such consulting fees totaled $495,000.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2015.

Notes to Consolidated Financial Statements (Unaudited)

Stock options issued

	Directors
Grant date	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	Subtotals
Total grant	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	322,500
Vested	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	322,500
Exercised	15,000	2,500	2,500	22,500	12,500	12,500	12,500	10,000	2,500	—	92,500
Forfeited	2,500	7,500	7,500	—	2,500	2,500	—	—	—	—	22,500
Exercisable at September 30, 2015	12,500	20,000	20,000	10,000	17,500	17,500	22,500	25,000	27,500	35,000	207,500
Remaining unexercised	12,500	20,000	20,000	10,000	17,500	17,500	22,500	25,000	27,500	35,000	207,500
Exercise price	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07
Volatility	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166
Expected life (years)	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%
Risk-free rate	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%
Total value at grant date	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$2,261,975
Expensed in previous years	143,400	285,300	254,700	222,950	287,950	297,375	257,250	278,250	109,500	—	2,136,675
Expensed in 2015	—	—	—	—	—	—	—	—	—	125,300	125,300
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	Subtotals				Grand Totals
Total grant	135,000	162,500	242,500	202,500	170,000	190,000	1,102,500				1,425,000
Vested	67,500	118,750	81,875	91,250	42,500	—	401,875				724,375
Exercised	14,097	57,504	38,750	21,875	625	—	132,851				225,351
Forfeited	67,500	43,750	135,000	30,000	—	—	276,250				298,750
Exercisable at September 30, 2015	53,403	61,246	43,125	69,375	41,875	—	269,024				476,524
Remaining unexercised	53,403	61,246	68,750	150,625	169,375	190,000	693,399				900,899
Exercise price	$54.17	$41.82	$39.29	$44.42	$47.03	$51.07
Volatility	0.233	0.330	0.315	0.304	0.306	0.298
Expected life (years)	6.5	8.0	8.0	8.0	7.0	7.0
Assumed yield	4.13%	4.81%	5.28%	5.12%	4.89%	4.94%
Risk-free rate	4.61%	2.75%	1.49%	1.49%	2.17%	1.89%
Gross value at grant date	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$8,559,575				$10,821,550
Estimated forfeitures	62,000	367,937	889,690	280,468	168,749	141,780	1,910,624				1,910,624
Expensed in previous years	1,277,200	909,563	418,899	492,937	196,848	—	3,295,447				5,432,122
Expensed in 2015	—	89,125	117,819	201,825	221,454	150,295	780,518				905,818
Future expense	—	—	91,642	426,070	762,749	1,292,525	2,572,986				2,572,986
Weighted average term of remaining future expense (in years)			2.8

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	748,208	$44.79	$9,274,028
Granted	225,000	51.07	153,000
Exercised	(72,309)	42.71	1,041,624
Expired/Forfeited	—	—
Outstanding September 30	900,899	46.53	4,881,029
Exercisable September 30	476,524	45.33	3,235,179
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 30, 2015, the closing share price of $51.75 was lower than the exercise price of the 73,403 outstanding options granted in 2007, and, therefore, those options had no intrinsic value as of September 30, 2015. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.2 years and 5.9 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.75% and 3.65%, would be approximately $894.4 million and $886.4 million, respectively, compared to the carrying value of $824.5 million and $784.8 million at September 30, 2015 and December 31, 2014, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of September 30, 2015, the fair value of the interest-rate swap was approximately $3.6 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Change in fair value:
Recognized in earnings	$(6)	$1	$(12)	$(6)
Recognized in other comprehensive income	(561)	374	(510)	(273)
	$(567)	$375	$(522)	$(279)

Notes to Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies
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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended September 30, 2015
Real estate rental operations:
Revenue	$38,903	$13,462	$11	$52,376
Expenses	(8,295)	(4,567)	—	(12,862)
Income from real estate	30,608	8,895	11	39,514
Interest expense and amortization of deferred debt costs	—	—	(11,229)	(11,229)
General and administrative	—	—	(3,802)	(3,802)
Acquisition related costs	(57)	—	—	(57)
Predevelopment expenses	(57)	—	—	(57)
Subtotal	30,494	8,895	(15,020)	24,369
Depreciation and amortization of deferred leasing costs	(7,779)	(3,352)	—	(11,131)
Change in fair value of derivatives	—	—	(6)	(6)
Net income (loss)	$22,715	$5,543	$(15,026)	$13,232
Capital investment	$7,404	$16,932	$—	$24,336
Total assets	$941,421	$340,983	$14,546	$1,296,950

Three months ended September 30, 2014
Real estate rental operations:
Revenue	$37,506	$13,066	$23	$50,595
Expenses	(8,088)	(3,992)	—	(12,080)
Income from real estate	29,418	9,074	23	38,515
Interest expense and amortization of deferred debt costs	—	—	(11,584)	(11,584)
General and administrative	—	—	(3,837)	(3,837)
Acquisition related costs	(359)	—	—	(359)
Subtotal	29,059	9,074	(15,398)	22,735
Depreciation and amortization of deferred leasing costs	(7,055)	(3,201)	—	(10,256)
Change in fair value of derivatives	—	—	1	1
Net income (loss)	$22,004	$5,873	$(15,397)	$12,480
Capital investment	$31,541	$6,026	$—	$37,567
Total assets	$942,441	$301,043	$15,044	$1,258,528

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2015
Real estate rental operations:
Revenue	$116,567	$39,571	$37	$156,175
Expenses	(25,785)	(13,326)	—	(39,111)
Income from real estate	90,782	26,245	37	117,064
Interest expense and amortization of deferred debt costs	—	—	(33,988)	(33,988)
General and administrative	—	—	(11,712)	(11,712)
Acquisition related costs	(78)	—	—	(78)
Predevelopment expenses	(57)	—	—	(57)
Subtotal	90,647	26,245	(45,663)	71,229
Depreciation and amortization of deferred leasing costs	(22,633)	(9,749)	—	(32,382)
Gain on sale of property	11	—	—	11
Change in fair value of derivatives	—	—	(12)	(12)
Net income (loss)	$68,025	$16,496	$(45,675)	$38,846
Capital investment	$12,883	$37,030	$—	$49,913
Total assets	$941,421	$340,983	$14,546	$1,296,950

Nine months ended September 30, 2014
Real estate rental operations:
Revenue	$116,381	$39,389	$58	$155,828
Expenses	(25,580)	(11,570)	—	(37,150)
Income from real estate	90,801	27,819	58	118,678
Interest expense and amortization of deferred debt costs	—	—	(34,537)	(34,537)
General and administrative	—	—	(12,540)	(12,540)
Acquisition related costs	(738)	—	—	(738)
Predevelopment expenses	—	(503)	—	(503)
Subtotal	90,063	27,316	(47,019)	70,360
Depreciation and amortization of deferred leasing costs	(20,863)	(9,882)	—	(30,745)
Gain on sale of property	6,069	—	—	6,069
Change in fair value of derivatives	—	—	(6)	(6)
Net income (loss)	$75,269	$17,434	$(47,025)	$45,678
Capital investment	$55,865	$14,047	$—	$69,912
Total assets	$942,441	$301,043	$15,044	$1,258,528

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to September 30, 2015, and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2015.
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

	Nine months ended September 30,
	2015	2014	2013	2012	2011
Base rent	$18.47	$18.06	$17.72	$17.05	$15.39
Effective rent	$16.78	$16.41	$15.83	$15.46	$14.07

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
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed late in the first quarter of 2016. When complete, the structure will comprise 11 levels, five of which on the east side will be below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels will have park or city views. Structural concrete work has been completed. Exterior precast, masonry, glass, unit interior framing and drywall are nearing completion. Apartment fixtures are being installed and building common area finishes are in progress. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan. Costs incurred through September 30, 2015, total approximately $63.5 million, of which $31.4 million has been financed by the loan.
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
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area initially were less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 94.8% at September 30, 2015, unchanged from September 30, 2014.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2015, amortizing fixed-rate debt with staggered maturities from 2018 to 2034 represented approximately 94.8% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of September 30, 2015, the Company’s variable-rate debt consisted of a $14.9 million bank term loan secured by Metro Pike Center and $30.0 million outstanding under the revolving credit facility. As of September 30, 2015, the Company has availability of approximately $244.6 million under its $275.0 million unsecured revolving line of credit.
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
The tables below provide reconciliations of total revenue and operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results include 49 Shopping Centers and six Mixed-Use properties, one of which is held for sale, for each period.

Same property revenue

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total revenue	$52,376	$50,595	$156,175	$155,828
Less: Interest income	(11)	(23)	(37)	(58)
Less: Acquisitions, dispositions and development properties	(591)	(367)	(1,916)	(832)
Total same property revenue	$51,774	$50,205	$154,222	$154,938
Shopping centers	$38,311	$37,139	$114,651	$115,549
Mixed-Use properties	13,463	13,066	39,571	39,389
Total same property revenue	$51,774	$50,205	$154,222	$154,938
The $1.6 million increase in same property revenue for the 2015 quarter compared to the 2014 quarter was primarily due to (a) a $0.29 per square foot increase in base rent ($0.6 million), (b) a 45,485 square foot increase in average leased space ($0.2 million), (c) an increase in expense recoveries ($0.4 million) and (d) an increase in other revenue of ($0.4 million).
The $0.7 million decrease in same property revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is due primarily to (a) a bankruptcy settlement and collection in 2014 ($1.6 million) and (b) the net impact of a lease termination in 2014 ($1.0 million), partially offset by (c) a 51,821 square foot increase in average leased space ($0.7 million), (d) a $0.08 per square foot increase in base rent ($0.5 million) and (e) a $0.4 million increase in real estate tax recovery income.

Same property operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$13,232	$12,480	$38,846	$45,678
Add: Interest expense and amortization of deferred debt costs	11,229	11,584	33,988	34,537
Add: Depreciation and amortization of deferred leasing costs	11,131	10,256	32,382	30,745
Add: General and administrative	3,802	3,837	11,712	12,540
Add: Predevelopment expenses	57	—	57	503
Add: Acquisition related costs	57	359	78	738
Add: Change in fair value of derivatives	6	(1)	12	6
Less: Gains on property dispositions	—	—	(11)	(6,069)
Less: Interest income	(11)	(23)	(37)	(58)
Property operating income	39,503	38,492	117,027	118,620
Less: Acquisitions, dispositions & development property	517	326	1,698	688
Total same property operating income	$38,986	$38,166	$115,329	$117,932
Shopping centers	$30,091	$29,092	$89,084	$90,113
Mixed-Use properties	8,895	9,074	26,245	27,819
Total same property operating income	$38,986	$38,166	$115,329	$117,932
Same property operating income increased $0.8 million for the 2015 quarter compared to the 2014 quarter due primarily to (a) a $0.29 per square foot increase in base rent ($0.6 million), (b) a 45,485 square foot increase in average leased space ($0.2 million) and (c) an increase in other revenue of ($0.4 million) partially offset by (d) higher provisions for credit losses ($0.5 million).
Same property operating income decreased $2.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due primarily to (a) the net impact of a lease termination in 2014 ($1.0 million), (b) the impact of a bankruptcy settlement and collection in 2014 ($1.6 million), (c) higher real estate tax expense, the majority of which is not recoverable, ($0.6 million), (d) higher provisions for credit losses ($0.8 million) and (e) higher repairs and maintenance expense in the mixed-use portfolio, the majority of which is not recoverable ($0.3 million) partially offset by (f) a 51,821 square foot increase in average leased space ($0.7 million) and (g) a $0.08 per square foot increase in base rent ($0.5 million).

Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Revenue

	Three months ended September 30,		2014 to 2015 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Base rent	$42,431	$41,452	$979	2.4%
Expense recoveries	8,181	7,734	447	5.8%
Percentage rent	157	187	(30)	(16.0)%
Other	1,607	1,222	385	31.5%
Total revenue	$52,376	$50,595	$1,781	3.5%
Base rent includes $582,800 and $568,900 for the three months ended September 30, 2015 and 2014, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $446,000 and $466,800, for the three months ended September 30, 2015 and 2014, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 3.5% in the three months ended September 30, 2015 (“2015 Quarter”) compared to the three months ended September 30, 2014 (“2014 Quarter”) primarily due to (a) an increase in other revenue, primarily due to termination fees ($0.4 million), (b) a 53,766 square foot increase in average leased space ($0.2 million) and (c) a $0.35 per square foot increase in base rent ($0.8 million).
Operating Expenses

	Three months ended September 30,		2014 to 2015 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Property operating expenses	$6,308	$6,316	$(8)	(0.1)%
Provision for credit losses	621	170	451	265.3%
Real estate taxes	5,933	5,594	339	6.1%
Interest expense and amortization of deferred debt costs	11,229	11,584	(355)	(3.1)%
Depreciation and amortization of deferred leasing costs	11,131	10,256	875	8.5%
General and administrative	3,802	3,837	(35)	(0.9)%
Acquisition related costs	57	359	(302)	(84.1)%
Predevelopment expenses	57	—	57	NA
Total operating expenses	$39,138	$38,116	$1,022	2.7%
Total operating expenses increased 2.7% in the 2015 Quarter compared to the 2014 Quarter.
Provision for credit losses. The provision for credit losses for the 2015 Quarter represents 1.19% of the Company’s revenue, an increase from 0.34% for the 2014 Quarter. The increase is due primarily to a rent dispute with an office tenant that is currently in litigation.
Real estate taxes. Real estate taxes increased 6.1% in the 2015 Quarter compared to the 2014 Quarter primarily due to increases in the mixed-use portfolio.
Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization to $11.1 million in the 2015 Quarter from $10.3 million in the 2014 Quarter was primarily due to (a) increased depreciation resulting from new assets and tenant improvements installed throughout the portfolio net of reduced depreciation as a result of assets becoming fully depreciated ($0.3 million), (b) depreciation expense on buildings acquired in 2014 ($0.1 million) and (c) additional depreciation expense as a result of the reduction of the estimated remaining useful life of two buildings at Germantown to six months effective May 1, 2015 ($0.4 million).
Acquisition related costs. Acquisition related costs incurred in the 2015 Quarter related to the Company's acquisition of 726 N. Glebe Road. Acquisition related costs incurred in the 2014 Quarter related to the Company's acquisition of 750 N. Glebe Road.
Predevelopment expenses. Predevelopment expenses incurred in the 2015 Quarter related to lease termination costs in connection with the repositioning of the Germantown Shopping Center.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Revenue

	Nine Months Ended September 30,		2014 to 2015 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Base rent	$125,786	$123,053	$2,733	2.2%
Expense recoveries	24,710	24,348	362	1.5%
Percentage rent	1,153	1,092	61	5.6%
Other	4,526	7,335	(2,809)	(38.3)%
Total revenue	$156,175	$155,828	$347	0.2%
Base rent includes $1.6 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.3 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 0.2% in the nine months ended September 30, 2015 (“2015 Period”) compared to the nine months ended September 30, 2014 (“2014 Period”).
Base Rent. The $2.7 million increase in base rent in the 2015 Period compared to 2014 Period is attributable to (a) a $0.30 per square foot increase in base rent ($2.0 million) and (b) a 9,573 square foot increase in leased space ($0.1 million).
Other revenue. Other revenue decreased $2.8 million in the 2015 Period compared to the 2014 Period due primarily to (a) the impact in 2014 of a bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million) and (b) the impact in 2014 of a lease termination fee at Seven Corners ($1.9 million) partially offset by various termination fees throughout the portfolio ($0.8 million) .
Operating Expenses

	Nine Months Ended September 30,		2014 to 2015 Change
(Dollars in thousands)	2015	2014	Amount	Percent
Property operating expenses	$20,120	$20,039	$81	0.4%
Provision for credit losses	1,281	480	801	166.9%
Real estate taxes	17,710	16,631	1,079	6.5%
Interest expense and amortization of deferred debt costs	33,988	34,537	(549)	(1.6)%
Depreciation and amortization of deferred leasing costs	32,382	30,745	1,637	5.3%
General and administrative	11,712	12,540	(828)	(6.6)%
Acquisition related costs	78	738	(660)	(89.4)%
Predevelopment expenses	57	503	(446)	(88.7)%
Total operating expenses	$117,328	$116,213	$1,115	1.0%
Total operating expenses increased 1.0% in the 2015 Period compared to the 2014 Period primarily due to increased depreciation, real estate taxes and credit losses partially offset by lower general and administrative, acquisition related costs, interest expenses and predevelopment expenses.
Provision for credit losses. The provision for credit losses for the 2015 Period represents 0.82% of the Company’s revenue, an increase from 0.31% for the 2014 Period. The increase is due primarily to a rent dispute with an office tenant that is currently in litigation.
Real Estate Taxes. Real estate taxes increased 6.5% in the 2015 Period primarily due to (a) 601 Pennsylvania Avenue, (b) Clarendon Center and (c) properties acquired in 2014.

Interest expense and amortization of deferred debt costs. Interest expense decreased in the 2015 Period due primarily to (a) a $960,000 increase in the amount of interest capitalized partially offset by (b) a $290,000 increase in the amount of interest incurred.
Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization to $32.4 million in the 2015 Period from $30.7 million in the 2014 Period was primarily due to (a) $0.5 million of depreciation expense on buildings acquired in 2014, (b) $0.6 million of additional depreciation expense as a result of the reduction of the estimated remaining useful life of two buildings at Germantown to six months effective May 1, 2015, and (c) increased depreciation resulting from new assets and tenant improvements installed throughout the portfolio net of reduced depreciation as a result of assets becoming fully depreciated ($0.5 million).
General and administrative expense. The decrease in general and administrative expense was primarily due to the accrual in 2014 of $1.1 million of severance costs.
Acquisition related costs. Acquisition related costs in the 2015 Period related to the Company's acquisition of 726 N. Glebe Road. Acquisition related costs in the 2014 Period related to the Company's acquisition of 1580 and 1582 Rockville Pike and 750 N. Glebe Road.
Predevelopment expenses. Predevelopment expenses in the 2015 Period related to lease termination costs incurred in connection with the repositioning of the Germantown Shopping Center. Predevelopment expenses in the 2014 Period related to the Company's activities at Park Van Ness.

Liquidity and Capital Resources
Cash and cash equivalents totaled $8.9 million and $13.0 million at September 30, 2015 and 2014, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$64,726	$66,129
Net cash used in investing activities	(49,881)	(63,233)
Net cash used in financing activities	(18,051)	(7,171)
Decrease in cash and cash equivalents	$(3,206)	$(4,275)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. The $1.4 million decrease in net cash provided by operating activities from 2014 to 2015 is primarily attributable to net changes in other assets and liabilities.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $13.4 million decrease in cash used in investing activities is primarily due to (a) lower acquisition activity ($43.7 million) partially offset by (b) the Company's development activities at Park Van Ness ($21.6 million) and (c) lower property sales proceeds ($6.6 million). Tenant improvement and property capital expenditures totaled $13.3 million and $11.2 million for the nine months ended September 30, 2015 and 2014, respectively.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2015 primarily reflects:

•	the repayment of notes payable totaling $47.0 million;

•	revolving credit facility principal payments of $28.0 million;

•	distributions to common stockholders totaling $26.5 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $9.1 million; and

•	distributions to preferred stockholders totaling $9.3 million;
which was partially offset by:

•	proceeds of $46.0 million received from notes payable;

•	advances of $15.0 million from the revolving credit facility;

•	proceeds of $4.1 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP");

•	proceeds of $11.1 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $26.0 million from the Park Van Ness construction loan.
Net cash used in financing activities for the nine months ended September 30, 2014 primarily reflects:

•	revolving credit facility payments of $11.0 million;

•	repayment of notes payable totaling $16.5 million;

•	distributions to common stockholders totaling $24.0 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $8.6 million; and

•	distributions made to preferred stockholders totaling $9.6 million;
which was partially offset by:

•	advances from the revolving credit facility totaling $41.0 million;

•	proceeds of $8.9 million from the issuance of limited partnership units in the Operating Partnership pursuant to our DRIP;

•	proceeds of $12.1 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $1.9 million from the Park Van Ness construction loan.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing Park Van Ness, a primarily residential project with street-level retail. As of September 30, 2015, the estimated cost to complete the project is approximately $29.5 million, which will be funded by the remaining availability under the construction-to-permanent loan. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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

As of September 30, 2015, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2015	$—		$5,954	$5,954
2016	14,724		24,413	39,137
2017	—		25,716	25,716
2018	57,748	(a)	25,902	83,650
2019	60,793		24,615	85,408
2020	61,163		21,893	83,056
Thereafter	418,770		127,712	546,482
	$613,198		$256,205	$869,403
(a) Includes $30.0 million outstanding under the line of credit.

Management believes that the Company’s capital resources, which at September 30, 2015 included cash balances of approximately $8.9 million and borrowing availability of approximately $244.6 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 148,215 and 151,784 shares under the DRIP at a weighted average discounted price of $52.06 and $45.37 per share, during the nine months ended September 30, 2015 and 2014, respectively. The Company issued 78,101 and 196,183 limited partnership units under the DRIP at a weighted average price of $51.99 and $45.25 per unit during the nine months ended September 30, 2015 and 2014, respectively. The Company also credited 5,682 and 5,712 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $52.13 and $45.35 per share, during the nine months ended September 30, 2015 and 2014, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2015.
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
The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of September 30, 2015, $30.0 million was outstanding, approximately $244.6 million was available under the line and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of September 30, 2015, the margin was 145 basis points.
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
As of September 30, 2015, the Company was in compliance with all such covenants.
At September 30, 2015, the Company had a $71.6 million construction-to-permanent loan, with $31.4 million outstanding, which is secured by and will be used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.9 million outstanding at September 30, 2015) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
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

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the nine months ended September 30, 2015, totaled $61.9 million, an increase of 2.0% compared to the nine months ended September 30, 2014.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income	$13,232	$12,480	$38,846	$45,678
Subtract:
Gain on sale of property	—	—	(11)	(6,069)
Add:
Real estate depreciation and amortization	11,131	10,256	32,382	30,745
FFO	24,363	22,736	71,217	70,354
Subtract:
Preferred stock dividends	(3,093)	(3,206)	(9,281)	(9,619)
FFO available to common stockholders and noncontrolling interests	$21,270	$19,530	$61,936	$60,735
Weighted average shares:
Diluted weighted average common stock	21,191	20,878	21,157	20,761
Convertible limited partnership units	7,266	7,199	7,239	7,142
Average shares and units used to compute FFO per share	28,457	28,077	28,396	27,903
FFO per share available to common stockholders and noncontrolling interests	$0.75	$0.70	$2.18	$2.18

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
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2014 and the nine months ended September 30, 2015.

Park Van Ness
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be completed late in the first quarter of 2016. When complete, the structure will comprise 11 levels, five of which on the east side will be below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels will have park or city views. Structural concrete work has been completed. Exterior precast, masonry, glass, unit interior framing and drywall are nearing completion. Apartment fixtures are being installed and building common area finishes are in progress. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which will be financed with a $71.6 million construction-to-permanent loan. Costs incurred through September 30, 2015, total approximately $63.5 million, of which $31.4 million has been financed by the loan.
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
726, 730 and 750 N. Glebe Road
In August 2014, the Company purchased for $40.0 million a single-tenant retail property with a 16,900 square foot automobile dealership located at 750 N. Glebe Road in Arlington, Virginia, and incurred acquisition costs of $0.4 million. In December 2014, the Company purchased for $2.8 million an adjacent single-tenant retail property with a 2,000 square foot store, and incurred acquisition costs of $40,400. In September 2015, the Company purchased for $4.0 million an adjacent single-tenant property with a 4,800 square foot store, and incurred acquisition costs of $56,700. The properties comprise 2.5 acres of land which is zoned for development potential of up to 490,000 square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Germantown Center
In 2014, the Company entered into a contingent ground lease with CVS and, as of June 30, 2015, all of the lease contingencies had been satisfied. CVS will demolish two of the four existing buildings that currently comprise the center and will construct a 13,500 square foot pharmacy building. Demolition is expected to commence in the fourth quarter of 2015 and CVS expects to commence operations in 2016. The Company incurred approximately $57,000 of predevelopment costs in the third quarter of 2015 and does not expect to incur further predevelopment costs related to the project.

Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2015	50	6	7,905,264	1,453,159	95.4%	91.1%
September 30, 2014	50	6	7,879,659	1,453,159	95.0%	93.6%
As of September 30, 2015, 94.8% of the Commercial portfolio was leased, unchanged from September 30, 2014. On a same property basis, 94.8% of the Commercial portfolio was leased, unchanged from September 30, 2014. As of September 30, 2015, the Clarendon Center apartments were 97.1% leased compared to 99.6% at September 30, 2014.
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

			Average Base Rent per Square Foot
Three months ended September 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2015	379,634	87	$20.05	$19.56
2014	415,050	76	14.71	14.61
Additional information about the 2015 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	30	57
Square feet	131,188	248,446
Per square foot average annualized:
Base rent	$22.51	$18.75
Tenant improvements	(1.75)	(0.11)
Leasing costs	(0.70)	(0.01)
Rent concessions	(0.69)	—
Effective rents	$19.37	$18.63

During the three months ended September 30, 2015, the Company entered into 64 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.57 from $3.51. During the three months ended September 30, 2014, the Company entered into 49 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.54 from $3.45.

As of December 31, 2014, 838,240 square feet of Commercial space was subject to leases scheduled to expire in 2015. Of those leases, as of September 30, 2015, leases representing 204,205 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	204,205
Average base rent per square foot	$16.30
Estimated market base rent per square foot	$15.94

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at September 30, 2015 was approximately $3.6 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2015, the Company had variable rate indebtedness totaling $44.9 million. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2015 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $449,000 based on those balances. As of September 30, 2015, the Company had fixed-rate indebtedness totaling $824.5 million with a weighted average interest rate of 5.54%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2015 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $44.5 million less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.
During the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2014 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the July 31, 2015 dividend distribution acquired 26,354 shares of common stock at a price of $50.30 per share and 32,041 limited partnership units at a price of $50.30 per unit.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: November 2, 2015	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: November 2, 2015	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: November 2, 2015	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)