Form 10-K
period 2015-12-31
SAUL CENTERS INC
filed 2016-03-04
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of March 1, 2016 was 21,081,418.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2015 was $575.9 million.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2013.

Name of Property	Location	Type	Square Footage	Year of Acquisition/ Development/ Disposal
Acquisitions
1580 Rockville Pike	Rockville, Maryland	Shopping Center	12,100	January 2014
1582 Rockville Pike	Rockville, Maryland	Shopping Center	40,700	April 2014
750 N. Glebe Road	Arlington, Virginia	Shopping Center	16,900	August 2014
730 N. Glebe Road	Arlington, Virginia	Shopping Center	2,000	December 2014
1584 Rockville Pike	Rockville, Maryland	Shopping Center	4,600	December 2014
726 N. Glebe Road	Arlington, Virginia	Shopping Center	4,800	September 2015
Developments
Park Van Ness	Washington, DC	Mixed-Use		2013-2015
Dispositions
Giant Center	Milford Mill, Maryland	Shopping Center	70,040	April 2014
As of December 31, 2015, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties, one of which was designated as held for sale, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties. Shopping Centers and Mixed-Use Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Organizational Structure
The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2015.

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

Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 61 full-time equivalent employees at its headquarters office and 36 employees at its properties and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
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
In 2014, in separate transactions, the Company purchased three properties, with approximately 57,400 square feet of retail space, for an aggregate $25.2 million. The three properties are adjacent to an existing property on the east side of Rockville Pike near the Twinbrook Metro station. Combined, the four properties total 10.3 acres and are zoned for up to 1.2 million square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
The Company owns properties on the east and west sides of Rockville Pike near the White Flint Metro station which combined total 7.6 acres which are zoned for a development potential of up to 1.6 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
In 2014, in separate transactions, the Company purchased two adjacent properties, with approximately 18,900 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $42.8 million. In September 2015, the Company purchased an additional property on North Glebe Road, which is adjacent to the two properties acquired in 2014, for $4.0 million. Combined, the properties total 2.5 acres and are zoned for up to 550,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
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
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, and totaled $3.3 million in 2013. The Company is in the process of developing a primarily residential project with street-level retail. In connection with the demolition of the existing structure, approximately $580,000 and $503,000 of predevelopment expenses were recognized in 2013 and 2014, respectively.
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

Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2015.
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
Employees
As of March 1, 2016, the Company had approximately 61 full-time equivalent employees at its headquarters office, including seven leasing officers, and 36 employees at its properties. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.
Recent Developments
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area initially were less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. However, the Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, continues to improve and increased to 94.7% at December 31, 2015, from 94.4% at December 31, 2014.
The Company's tenants were further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the first quarter of 2016 and 2014 hindered the ability of customers to shop. The cost of removing snow from the Company's properties during the three months ended March 31, 2016 and 2014, was approximately $2.2 million and $2.0 million, respectively, approximately 60% of which is recoverable from tenants.
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
The Company had access to debt and preferred equity at attractive terms and pricing during 2013, 2014 and 2015. The Company maintains a ratio of total debt to total asset value of under 50%, which allows it to obtain additional secured borrowings if necessary. And, as of December 31, 2015, amortizing fixed-rate mortgage debt with staggered maturities from 2018 to 2034, represented approximately 95.1% of the Company’s notes payable, thus minimizing refinancing risk. The Company had one fixed-rate debt maturity scheduled for 2015, which was refinanced on March 3, 2015. The floating-rate debt of the Company is comprised of a $14.8 million loan secured by Metro Pike Center and $28.0 million outstanding under the Company's revolving credit facility.
In January 2016, the Company terminated a 16,500 square foot lease at 11503 Rockville Pike and received a $3.0 million lease termination fee which will be recognized as revenue in the first quarter. The space was previously occupied by an office supply store that had vacated in mid 2014 and the lease was scheduled to expire in 2019. The termination fee revenue will be partially offset by the loss of approximately $1.0 million in rental revenue over the remainder of 2016. The Company is in preliminary negotiation with a replacement tenant. While the Company continues to plan for a mixed-use development at this site and its neighboring Metro Pike Center, the initial phases of this development are expected to be on the west side of Rockville Pike at Metro Pike Center. The Company has not committed to any timetable for commencement of construction.
Acquisition and Development Activity
A significant contributor to the Company’s recent growth in its Shopping Center portfolio has been its land acquisitions and subsequent development, redevelopment of existing centers and operating property acquisition activities. Redevelopment activities reposition the Company’s centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2013 through December 31, 2015, the Company acquired eight real estate assets. Below is a discussion of significant activities.
2015 / 2014 / 2013 Acquisitions, Developments and Redevelopments
1500, 1580, 1582, 1584 Rockville Pike
In 2014, in separate transactions, the Company purchased three properties, with approximately 57,400 square feet of retail space for an aggregate $25.2 million. The three properties are adjacent to an existing property on the east side of Rockville Pike near the Twinbrook Metro station. Combined, the four properties total 10.3 acres and are zoned for up to 1.2 million square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
726, 730, 750 North Glebe Road
In 2014, in separate transactions, the Company purchased two adjacent properties, with approximately 18,900 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $42.8 million. In September 2015, the Company purchased an additional property on North Glebe Road, which is adjacent to the two properties acquired in 2014, for $4.0 million. Combined, the properties total 2.5 acres and are zoned for up to 550,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.

Park Van Ness (formerly Van Ness Square)
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square and the building became vacant in April 2013. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases and are included in “Predevelopment Expenses” in the Consolidated Statements of Operations. Lease termination costs and demolition costs totaled approximately $3.9 million in 2013 and $0.5 million in 2014. The Company is developing a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is expected to be substantially completed early in the second quarter of 2016. The structure comprises 11 levels, five of which are below street level. Interior finishes are nearing completion and site work is being finalized. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which is being financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2015, total approximately $77.2 million, of which $45.2 million has been financed by the loan.

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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.4% of our total revenue for the year ended December 31, 2015. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
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
Influence of Officers, Directors and Significant Stockholders.
Three of our executive officers, Mr. B. F. Saul II, our President and Chief Operating Officer, J. Page Lansdale, and our Executive Vice President-Chief Legal and Administrative Officer, Christine Nicolaides Kearns, are members of the Saul Organization, and persons associated with the Saul Organization constitute five of the
13 members of our Board of Directors. In addition, as of December 31, 2015, Mr. B. F. Saul II had the potential to exercise control over 9,223,861 shares of our common stock representing 43.9% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2015, 7,305,758 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2015,
Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 37.4% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2015, 1,040,000 of the 7,305,758 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
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
We own real estate assets in the Twinbrook area of Rockville, Maryland, which are adjacent to real estate assets owned by the B. F. Saul Real Estate Investment Trust (the “Saul Trust”), a member of the Saul Organization. We have entered into an agreement with the Saul Trust, which originally expired on December 31, 2015, and which was extended to December 31, 2016, to share, on a pro rata basis, third-party predevelopment costs related to the planning of the future development of the adjacent sites. Conflicts with respect to payments and allocations of costs may arise under the agreement.
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2015, are charges totaling $8.2 million, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $443,500 for the year ended December 31, 2015.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002, expires in March 2017, and provides for base rent escalated at 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2015 was $904,900. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.
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
As of December 31, 2015, we had approximately $875.2 million of debt outstanding, $832.4 million of which was long-term fixed-rate debt secured by 35 of our properties and $42.8 million of which was variable-rate debt due under one secured bank loan and our revolving credit facility.
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
As of December 31, 2015, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
As of December 31, 2015, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 37.4% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.
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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2015 that remain unresolved.
Item 2. Properties
Overview
As of December 31, 2015, the Company is the owner, developer and operator of a real estate portfolio composed of 56 operating properties, totaling approximately 9.3 million square feet of gross leasable area (“GLA”), and three development parcels. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 50 neighborhood and community Shopping Centers, and six predominantly Mixed-Use Properties totaling approximately 7.9 million and 1.4 million square feet of GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty-one of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.4%), a tenant at nine Shopping Centers and Albertson's/Safeway (2.7%), a tenant at nine Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2015.
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for the Clarendon Center apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Year ended December 31,
	2015	2014	2013	2012	2011
Base rent	$18.52	$18.07	$17.77	$17.05	$15.81
Effective rent	$16.81	$16.45	$15.98	$15.47	$14.42

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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2015 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 16,000 and 96,600, respectively. The 2015 average household income within the one- and three-mile radius of the Shopping Centers is approximately $108,000 and $111,500, respectively, compared to a national average of $74,700. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 157,900 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty-one of the Shopping Centers are anchored by a grocery store.
Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2015, for each of the next ten years beginning with 2016, assuming that none of the tenants exercise renewal options and excluding an aggregate of 366,014 square feet of unleased space, which represented 4.6% of the GLA of the Shopping Centers as of December 31, 2015.
Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2016	862,159	sf	10.9%	$13,185,935	10.5%	$15.29
2017	954,294		12.1%	17,847,010	14.3%	18.70
2018	1,042,451		13.2%	17,824,260	14.3%	17.10
2019	974,646		12.3%	18,118,121	14.5%	18.59
2020	874,365		11.1%	15,435,563	12.3%	17.65
2021	406,215		5.2%	6,855,743	5.5%	16.88
2022	575,845		7.3%	7,503,061	6.0%	13.03
2023	404,938		5.1%	6,315,452	5.1%	15.60
2024	214,392		2.7%	4,699,019	3.8%	21.92
2025	194,297		2.5%	4,363,831	3.5%	22.46
Thereafter	1,026,883		13.0%	12,758,517	10.2%	12.42
Total	7,530,485	sf	95.4%	$124,906,512	100.0%	16.59

(1)	Calculated using annualized contractual base rent payable as of December 31, 2015 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
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
601 Pennsylvania Avenue is a nine-story, 227,000 square foot Class A office building (with a small amount of street level retail space) built in 1986 and situated in a prime location in downtown Washington, D.C. Washington Square at Old Town is a 236,000 square foot Class A mixed-use office/retail complex completed in 2000 and located on a two-acre site along Alexandria’s main street, North Washington Street, in historic Old Town Alexandria, Virginia. Avenel Business Park is a 391,000 square foot research park located in the suburban Maryland, I-270 biotech corridor. The business park consists of twelve one-story buildings built in six phases, completed between 1981 and 2000. Clarendon Center, constructed in 2010, is a mixed-use Class A commercial and residential project located at the Clarendon Metro station in Arlington County, Virginia, which contains 171,600 square feet of office, 41,700 square feet of retail and 244 apartment units.
Crosstown Business Center is a 197,000 square foot flex office/warehouse property located in Tulsa, Oklahoma, which was designated as held for sale as of December 31, 2015. The property is located in close proximity to Tulsa’s international airport and major roadways and has attracted tenants requiring light industrial and distribution facilities.
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square and the building became vacant in April 2013. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases and are included in “Predevelopment Expenses” in the Consolidated Statements of Operations. Lease termination costs and demolition costs totaled approximately $3.9 million in 2013 and $0.5 million in 2014. The Company is developing a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is expected to be substantially completed early in the second quarter of 2016. The structure comprises 11 levels, five of which are below street level. Interior finishes are nearing completion and site work is being finalized. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which is being financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2015, total approximately $77.2 million, of which $45.2 million has been financed by the loan.
Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2015, for each of the next ten years beginning with 2016, assuming that none of the tenants exercise renewal options and excluding an aggregate of 113,824 square feet of unleased office and retail space, which represented 9.0% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2015.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2016	173,036	sf	13.7%	$2,673,815	7.5%	$15.45
2017	67,184		5.3%	1,138,562	3.2%	16.95
2018	91,840		7.3%	3,099,657	8.7%	33.75
2019	111,873		8.8%	5,137,851	14.4%	45.93
2020	194,818		15.4%	3,347,767	9.4%	17.18
2021	116,731		9.2%	5,336,771	14.9%	45.72
2022	105,006		8.3%	3,142,169	8.8%	29.92
2023	112,546		8.9%	5,748,206	16.1%	51.07
2024	36,744		2.9%	2,201,352	6.2%	59.91
2025	22,235		1.8%	530,175	1.5%	23.84
Thereafter	118,651		9.4%	3,313,214	9.3%	27.92
Total	1,150,664	sf	91.0%	$35,669,539	100.0%	31.00

(1)	Calculated using annualized contractual base rent payable as of December 31, 2015, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2015, the Company had 242 apartment leases, 217 of which will expire in 2016 and 25 of which will expire in 2017. Annual base rent due under these leases is $3.5 million and $0.9 million for the years ending December 31, 2016 and 2017, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2015	2014	2013	2012	2011	Anchor / Significant Tenants
Shopping Centers
Ashburn Village	Ashburn, VA	221,585	1994-2006	26.4	95%	93%	91%	92%	88%	Giant Food, Hallmark Cards, McDonald's, Burger King, Dunkin' Donuts, Kinder Care
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA	358,071	1972 (1993/99/07)	32.3	100%	100%	100%	100%	100%	Lowe’s Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Hancock Fabrics, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s, Chipotle
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	100%	100%	100%	BJ’s Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	100%	89%	91%	87%	80%	Publix, Wachovia Bank, Jaco Hybrid Training, Subway
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	98%	100%	100%	100%	Panera Bread, Party City, Petco
Briggs Chaney MarketPlace	Silver Spring, MD	194,347	2004	18.2	99%	99%	99%	99%	99%	Safeway, Ross Dress For Less, Family Dollar, Advance Auto, McDonald's, Wendy’s, Chuck E Cheese’s
Broadlands Village	Ashburn, VA	174,734	2003-2006	24.0	98%	97%	87%	85%	91%	Safeway, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks, Minnieland Day Care
Countryside Marketplace	Sterling, VA	138,229	2004	16.0	93%	91%	91%	92%	90%	Safeway, CVS Pharmacy, Starbucks, McDonalds
Cranberry Square	Westminster, MD	141,450	2011	18.9	97%	97%	95%	92%	91%	Giant Food, Staples, Party City, Pier 1 Imports, Jos. A. Bank, Wendy’s, Giant Gas
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	92%	88%	84%	84%	88%	Publix, Subway, Orange Theory
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Capital One Bank
French Market	Oklahoma City, OK	244,718	1974 (1984/98)	13.8	98%	100%	100%	87%	94%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Circle K
Germantown	Germantown, MD	18,982	1992	2.7	100%	86%	81%	81%	82%	Jiffy Lube, CVS Pharmacy
750/730/726 N.Glebe Road	Arlington, VA	23,688	2014	2.5	100%	100%	N/A	N/A	N/A	Rosenthal Mazda
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	95%	94%	97%	96%	96%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Eastern	District Heights, MD	255,398	1972 (1995)	31.9	73%	73%	74%	75%	98%	Pep Boys, No Excuse Workout, Room Style Furniture, Kool Smiles
Great Falls Center	Great Falls, VA	91,666	2008	11.0	100%	98%	96%	98%	95%	Safeway, CVS Pharmacy, Capital One Bank, Starbucks, Subway, Long & Foster
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	100%	98%	Mega Mart, Radio Shack, Starbucks, Chuck E. Cheese’s, Sardi's Chicken
Hunt Club Corners	Apopka, FL	101,522	2006	13.9	94%	94%	97%	94%	94%	Publix, Pet Supermarket, Sprint/Radio Shack, Hallmark
Jamestown Place	Altamonte Springs, FL	96,341	2005	10.9	90%	92%	89%	93%	90%	Publix, Carrabas Italian Grill

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2015	2014	2013	2012	2011	Anchor / Significant Tenants
Shopping Centers (Continued)
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	100%	100%	100%	100%	100%	Lowe’s Home Improvement Center, Chipotle
Kentlands Square II	Gaithersburg, MD	246,965	2011, 2013	23.4	100%	98%	96%	96%	100%	Giant Food, Kmart, Party City, Panera Bread, Not Your Average Joe’s, Payless Shoes, Hallmark, Chick-Fil-A, Coal Fire Pizza, Brasserie Beck, Cava Mezze Grill, Zengo Cycle, Fleet Feet
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	96%	100%	100%	100%	97%	Elizabeth Arden’s Red Door Salon, Bonefish Grill, Subway
Lansdowne Town Center	Leesburg, VA	189,422	2006	23.4	89%	97%	97%	93%	96%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joe's, Starbucks, Lansdowne Tavern, Capital One Bank, Pike's Fish House
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	100%	100%	100%	100%	95%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	90%	94%	94%	93%	76%	Aldi Grocery, Rite Aid, Virtua Health Center, Radio Shack, Family Dollar, Retro Fitness, Big Lots
Metro Pike Center	Rockville, MD	67,488	2010	4.6	89%	80%	92%	84%	76%	McDonald's, Dunkin' Donuts, 7-Eleven
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	100%	97%	93%	92%	91%	Giant Food, Giant Gas Station, Panera Bread, Starbucks, Five Guys, California Tortilla, Firehouse Subs, Comcast
Northrock	Warrenton, VA	99,789	2009	15.4	92%	95%	87%	81%	81%	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza, Capital One Bank, Jos. A. Bank
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	97%	98%	97%	96%	94%	Safeway, Advance Auto, Dollar Tree, Radio Shack, McDonalds, Wendy’s, Ledo’s Pizza
Olney	Olney, MD	53,765	1975 (1990)	3.7	97%	92%	93%	94%	96%	Rite Aid, Olney Grill, Ledo’s Pizza, Popeye’s, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	98%	98%	94%	92%	90%	Kroger, Subway, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	98%	91%	98%	98%	94%	Albertson’s, Duffy's Sports Grill, Toojay’s Deli, The Tile Shop, Rockler Tools
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	99%	96%	94%	91%	93%	Giant Food, Starbucks, Sleepy's, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010/2012	3.0	63%	63%	70%	70%	100%	Staples, Casual Male
1500/1580/1582/ 1584 Rockville Pike	Rockville, MD	110,128	2012/2014	10.3	90%	99%	100%	91%	N/A	Party City, CVS Pharmacy, Sheffield Furniture, Hooters
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	95%	97%	97%	97%	95%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	95%	91%	91%	90%	95%	Seacoast Realty, Armand’s Pizza, Candy Kitchen, Burnzy's

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2015	2014	2013	2012	2011	Anchor / Significant Tenants
Shopping Centers (Continued)
Seven Corners	Falls Church, VA		573,481	1973 (1994)	31.6	100%	100%	100%	100%	91%
The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy’s, Burlington Coat Factory

Severna Park Marketplace	Severna Park, MD		254,174	2011	20.6	100%	100%	100%	100%	100%	Giant Food, Kohl’s, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonald's, Jos. A Bank, Radio Shack, Five Guys, Unleashed (Petco)
Shops at Fairfax	Fairfax, VA		68,762	1975 (1993/99)	6.7	100%	98%	100%	100%	95%	Super H Mart
Smallwood Village Center	Waldorf, MD		174,749	2006	25.1	69%	72%	74%	70%	68%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD		484,035	1972 (1986)	39.6	95%	89%	87%	93%	83%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop
Southside Plaza	Richmond, VA		371,761	1972	32.8	98%	98%	98%	92%	92%	Community Supermarket, Maxway, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles, Falla's, Hibachi Grill
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	91%	94%	94%	88%	88%	Maxway, Big Lots, Emory Clinic, Dollar Tree, Shoe Land
Thruway	Winston-Salem, NC		362,456	1972 (1997)	30.5	96%	97%	96%	93%	87%
Harris Teeter, Trader Joe’s, Stein Mart, Talbots, Hanes Brands, Jos. A Bank, Bonefish Grill, Chico’s, Ann Taylor Loft, Rite Aid, FedEx/Kinkos, Plow & Hearth, New Balance, Aveda Salon, Christies Hallmark, Carter’s Kids, McDonalds, Chick-Fil-A, Wells Fargo Bank, Francesca’s Collections, Great Outdoor Provision Company, White House / Black Market, Soma

Village Center	Centreville, VA		146,032	1990	17.2	94%	98%	96%	99%	90%	Giant Food, Tuesday Morning, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga
Westview Village	Frederick, MD		97,145	2009	11.6	100%	90%	88%	85%	57%	Silver Diner, Sleepy’s, Music & Arts, Firehouse Subs, CiCi’s Pizza, Café Rio, Five Guys, Regus
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	99%	100%	100%	100%	99%	Giant Food, Sears, Walgreens, Boston Market, Sarku
Total Shopping Centers		(3)	7,896,499		760.1	95.4%	95.0%	94.5%	93.4%	91.6%

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2015		2014		2013		2012		2011		Anchor / Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	84%		88%		91%		83%		80%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA		108,387	2010	0.6	96%		96%		96%		96%		86%		Pete’s New Haven Pizza, AT&T, Airline Reporting Corporation
Clarendon Center-South Block	Arlington, VA		104,894	2010	1.3	100%		100%		100%		100%		99%		Trader Joe’s, Circa, Burke and Herbert Bank, Bracket Room, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One
Clarendon Center Residential-South Block (244 units)			188,671	2010		97%		96%		99%		100%		100%
Crosstown Business Center (4)	Tulsa, OK		197,127	1975 (2000)	22.4	85%		94%		81%		77%		87%		Roxtec, Keystone Automotive, Freedom Express, Direct TV, Baldor
601 Pennsylvania Ave.	Washington, DC		227,021	1973 (1986)	1.0	98%		96%		95%		95%		95%		National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Capital Grille, Michael Best & Friedrich, LLP
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	95%		82%		86%		89%		92%
Vanderweil Engineering, Freeman Decorating Services, Tauri Group, Cooper Carry, National PACE Association, Marketing General, Alexandria Economic Development, Trader Joe’s, Fed Ex/Kinko’s, Talbots, Teaism Restaurant, Starbucks, The Business Bank, Virginia ABC

Total Mixed Use Properties		(3)	1,453,159		64.4	91.0%	(2)	90.8%	(2)	90.5%	(2)	87.7%	(2)	88.2%	(2)
Total Portfolio		(3)	9,349,658		824.5	94.8%	(2)	94.4%	(2)	93.9%	(2)	92.6%	(2)	91.1%	(2)
Land and Development Parcels
Ashland Square Phase II	Manassas, VA			2004	17.3			Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
New Market	New Market, MD			2005	35.5			Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Park Van Ness	Washington, DC		—	1973/2011	1.4			A 271-unit residential building with approximately 9,000 square feet of street-level retail space is currently under construction.
Total Development Properties					54.2

(1)
Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Includes only operating properties owned as of December 31, 2015. As such, prior year totals do not agree to prior year tables.

(2)	Total percentage leased is for commercial space only.

(3)
Prior year leased percentages for Total Shopping Centers, Total Mixed-Use Properties and Total Portfolio have been recalculated to exclude the impact of properties sold or removed from service and, therefore, the percentages reported in this table may be different than the percentages previously reported.

(4)	As of December 31, 2015, Crosstown Business Center was designated as held for sale.

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
Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the Company’s shares of common stock were reported by the New York Stock Exchange for each quarter of 2015 and 2014 as follows:

Period	Share Price
	High	Low
October 1, 2015 – December 31, 2015	$58.87	$51.27
July 1, 2015 – September 30, 2015	$52.90	$47.65
April 1, 2015 – June 30, 2015	$56.93	$49.19
January 1, 2015 – March 31, 2015	$60.30	$53.52
October 1, 2014 – December 31, 2014	$58.56	$46.83
July 1, 2014 – September 30, 2014	$50.35	$45.98
April 1, 2014 – June 30, 2014	$50.53	$45.51
January 1, 2014– March 31, 2014	$48.20	$45.06
On March 1, 2016, the closing price was $49.83 per share.
Holders
The approximate number of holders of record of the common stock was 196 as of March 1, 2016.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2015 and 2014. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $47.9 million and $43.5 million in 2015 and 2014, respectively. Distributions to preferred stockholders were $12.4 million and $13.5 million in 2015 and 2014, respectively. See Notes to Consolidated Financial Statements, No. 14, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
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
The Company paid four quarterly distributions totaling $1.69, $1.56 and $1.44 per common share during 2015, 2014 and 2013, respectively. The annual distribution amounts paid by the Company exceeded the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. All of the 2015 and 2014 common dividends were treated as taxable dividends. Of the $1.44 per common share dividend paid in 2013, 67% was treated as a taxable dividend and 33% was treated as a return of capital. No assurance can be given regarding what portion, if any, of distributions in 2016 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are treated as ordinary dividend income.
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2015, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) B. F. Saul Real Estate Investment Trust and B. F. Saul Company, for each of which Mr. B. F. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC, SHLP Unit Acquisition Corp. and Dearborn, LLC, which are wholly-owned subsidiaries of either B. F. Saul Company or B. F. Saul Real Estate Investment Trust, acquired an aggregate of 22,851 shares of common stock and 28,936 limited partnership units at an average price of $55.73 per share/unit, in respect of the October 31, 2015 dividend distribution.
No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2010.

		Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Saul Centers, Inc.	$100.00	$77.51	$97.05	$111.70	$138.25	$127.88
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
Russell 2000	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
NAREIT Equity	$100.00	$108.29	$127.85	$131.01	$170.49	$175.94

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

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Operating Data:
Total revenue	$209,077	$207,092	$197,897	$190,092	$173,878
Total operating expenses	156,147	155,163	162,628	154,996	142,442
Operating income	52,930	51,929	35,269	35,096	31,436
Non-operating income:
Change in fair value of derivatives	(10)	(10)	(7)	36	(1,332)
Loss on early extinguishment of debt	—	—	(497)	—	—
Gains on sales of properties	11	6,069	—	—	—
Gain on casualty settlements	—	—	77	219	245
Income from continuing operations	52,931	57,988	34,842	35,351	30,349
Discontinued operations	—	—	—	4,429	(55)
Net income	52,931	57,988	34,842	39,780	30,294
Income attributable to noncontrolling interests	(10,463)	(11,045)	(3,970)	(6,406)	(3,561)
Net income attributable to Saul Centers, Inc.	42,468	46,943	30,872	33,374	26,733
Preferred stock redemption	—	(1,480)	(5,228)	—	—
Preferred dividends	(12,375)	(13,361)	(13,983)	(15,140)	(15,140)
Net income available to common stockholders	$30,093	$32,102	$11,661	$18,234	$11,593
Per Share Data (diluted):
Net income available to common stockholders:
Continuing operations	$1.42	$1.54	$0.57	$0.70	$0.61
Discontinued operations	—	—	—	0.23	—
Total	$1.42	$1.54	$0.57	$0.93	$0.61
Basic and Diluted Shares Outstanding:
Weighted average common shares - basic	21,127	20,772	20,364	19,649	18,889
Effect of dilutive options	69	49	37	51	60
Weighted average common shares - diluted	21,196	20,821	20,401	19,700	18,949
Weighted average convertible limited partnership units	7,253	7,156	6,929	6,914	5,791
Weighted average common shares and fully converted limited partnership units - diluted	28,449	27,977	27,330	26,614	24,740
Dividends Paid:
Cash dividends to common stockholders (1)	$35,645	$32,346	$29,205	$28,135	$27,062
Cash dividends per share	$1.69	$1.56	$1.44	$1.44	$1.44

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,197,340	$1,163,542	$1,094,776	$1,112,763	$1,091,448
Total assets	1,304,145	1,266,987	1,198,675	1,207,309	1,192,569
Total debt, including accrued interest	878,389	860,601	823,328	831,121	835,459
Preferred stock	180,000	180,000	180,000	179,328	179,328
Total stockholders’ equity	353,727	339,257	315,126	307,289	293,206
Other Data
Cash flow provided by (used in):
Operating activities	$88,896	$86,568	$73,527	$78,423	$55,669
Investing activities	$(69,587)	$(83,589)	$(26,034)	$(46,873)	$(201,500)
Financing activities	$(21,434)	$(8,148)	$(42,329)	$(31,740)	$145,186
Funds from operations (2):
Net income	$52,931	$57,988	$34,842	$39,780	$30,294
Real property depreciation and amortization	43,270	41,203	49,130	40,112	35,298
Real property depreciation - discontinued operations	—	—	—	77	102
Gain on property dispositions and casualty settlements	(11)	(6,069)	(77)	(4,729)	(245)
Funds from operations	96,190	93,122	83,895	75,240	65,449
Preferred stock redemption	—	(1,480)	(5,228)	—	—
Preferred dividends	(12,375)	(13,361)	(13,983)	(15,140)	(15,140)
Funds from operations available to common stockholders and noncontrolling interests	$83,815	$78,281	$64,684	$60,100	$50,309

1)	During 2015, 2014, 2013, 2012, and 2011, shareholders reinvested $10.6 million, $9.3 million,
$20.7 million, $23.1 million and $19.8 million, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.

2)	Funds from operations (FFO) is a non-GAAP financial measure and is defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 41, discusses the Company’s results of operations for the past two years. Beginning on page 46, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 56, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.
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
In 2014, in separate transactions, the Company purchased three properties, with approximately 57,400 square feet of retail space, for an aggregate $25.2 million. The three properties are adjacent to an existing property on the east side of Rockville Pike near the Twinbrook Metro station. Combined, the four properties total 10.3 acres and are zoned for up to 1.2 million square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
The Company owns properties on the east and west sides of Rockville Pike near the White Flint Metro station which combined total 7.6 acres which are zoned for a development potential of up to 1.6 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
During 2013, the Company completed negotiation of lease termination agreements with the tenants of Van Ness Square. Costs incurred related to those termination arrangements were amortized to expense using the straight-line method over the remaining terms of the leases, are included in “Predevelopment Expenses” in the Consolidated Statements of Operations, and totaled $3.3 million in 2013. The Company is in the process of developing a primarily residential project with street-level retail. In connection with the demolition of the existing structure, approximately $580,000 and $503,000 of predevelopment expenses were recognized in 2013 and 2014, respectively.
In 2014, in separate transactions, the Company purchased two adjacent properties, with approximately 18,900 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $42.8 million. In September 2015, the Company purchased an additional property on North Glebe Road, which is adjacent to the two properties acquired in 2014, for $4.0 million. Combined, the properties total 2.5 acres and are zoned for up to 550,000 square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
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
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area, where the majority of the Company’s properties are located, were initially less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. However, the Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, continues to improve and increased to 94.7% at December 31, 2015, from 94.4% at December 31, 2014.
Because of the Company’s conservative capital structure, its liquidity has not been significantly affected by the recent turmoil in the credit markets. The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2015, amortizing fixed-rate mortgage debt with staggered maturities from 2018 to 2034 represented approximately 95.1% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of a $14.8 million bank term loan secured by the Metro Pike Center and $28.0 million outstanding under the unsecured revolving line of credit. As of December 31, 2015, the Company has loan availability of approximately $246.6 million under its $275.0 million unsecured revolving line of credit.
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

Same property revenue

(in thousands)	Year ended December 31,
	2015	2014
Total revenue	$209,077	$207,092
Less: Interest income	(51)	(75)
Less: Acquisitions, dispositions and development properties	(2,572)	(1,320)
Total same property revenue	$206,454	$205,697
Shopping centers	$153,538	$153,065
Mixed-Use properties	52,916	52,632
Total same property revenue	$206,454	$205,697

The $0.8 million increase in same property revenue for 2015 compared to 2014 was primarily due to
(a) a $0.23 per square foot increase in base rent ($2.0 million), (b) a 48,863 square foot increase in leased space ($0.9 million), and (c) increased expense recovery income ($0.8 million), partially offset by (d) the 2014 bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million) and (e) the 2014 impact of a lease termination fee at Seven Corners ($1.9 million).

Same property operating income

	Year Ended December 31,
(In thousands)	2015	2014
Net income	$52,931	$57,988
Add: Interest expense and amortization of deferred debt costs	45,165	46,034
Add: General and administrative	16,353	16,961
Add: Depreciation and amortization of deferred leasing costs	43,270	41,203
Add: Predevelopment expenses	132	503
Add: Acquisition related costs	84	949
Add: Change in fair value of derivatives	10	10
Less: Gains on property dispositions	(11)	(6,069)
Less: Interest income	(51)	(75)
Property operating income	157,883	157,504
Less: Acquisitions, dispositions & development property	(2,274)	(1,122)
Total same property operating income	$155,609	$156,382
Shopping centers	$119,959	$119,482
Mixed-Use properties	35,650	36,900
Total same property operating income	$155,609	$156,382

Same property operating income decreased $0.8 million for 2015 compared to 2014 due primarily to
(a) the 2014 bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million),
(b) higher real estate taxes ($1.2 million), and (c) a 2014 lease termination fee at Seven Corners ($1.9 million) partially offset by (d) a $0.23 per square foot increase in base rent ($2.0 million), (e) a 48,863 square foot increase in leased space ($0.9 million) and (f) increased expense recovery income ($0.8 million).

The following is a discussion of the components of revenue and expense for the entire Company.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2015	2014	2013	2015 from 2014	2014 from 2013
Base rent	$168,303	$164,599	$159,898	2.3%	2.9%
Expense recoveries	32,911	32,132	30,949	2.4%	3.8%
Percentage rent	1,608	1,492	1,575	7.8%	(5.3)%
Other	6,255	8,869	5,475	(29.5)%	62.0%
Total revenue	$209,077	$207,092	$197,897	1.0%	4.6%
Base rent includes $2.4 million, $2.0 million and $3.0 million, for the years 2015, 2014, and 2013, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.8 million, $1.9 million and $1.7 million, for the years 2015, 2014, and 2013, respectively, to recognize income from the amortization of in-place leases.
Total revenue increased 1.0% in 2015 compared to 2014 primarily due to (a) a $0.45 per square foot increase in base rent ($3.9 million) and (b) higher expense recoveries ($0.8 million) partially offset by (c) a 2014 bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (d) a 2014 lease termination fee at Seven Corners ($1.9 million), and (e) a 6,586 square foot decrease in leased space ($0.1 million). Total revenue increased 4.6% in 2014 compared to 2013 primarily due to (a) a $0.43 per square foot increase in base rent ($3.7 million), (b) a 107,062 square foot increase in leased space ($1.9 million), (c) higher expense recoveries ($1.2 million), (d) a 2014 bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million) and (e) the impact of a 2014 lease termination at Seven Corners ($0.7 million). A discussion of the components of revenue follows.
Base rent
The $3.7 million increase in base rent in 2015 compared to 2014 was attributable to (a) a $0.45 per square foot increase in base rent ($3.9 million) partially offset by (b) a 6,586 square foot decrease in leased space ($0.1 million). The $4.7 million increase in base rent in 2014 compared to 2013 was attributable to (a) a $0.30 per square foot increase in base rent ($2.6 million) and (b) a 107,062 square foot increase in leased space ($1.9 million).
Expense recoveries
Expense recovery income increased $0.8 million in 2015 compared to 2014 primarily due to higher real estate tax expense. Expense recovery income increased $1.2 million in 2014 compared to 2013 primarily due to higher snow removal costs incurred in early 2014.
Other revenue
Other revenue decreased $2.6 million in 2015 compared to 2014 and increased $3.4 million in 2014 compared to 2013 due primarily to (a) the 2014 bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million) and (b) a 2014 lease termination fee at Seven Corners ($1.9 million).

Operating expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2015	2014	2013	2015 from 2014	2014 from 2013
Property operating expenses	$26,565	$26,479	$24,559	0.3%	7.8%
Provision for credit losses	915	680	968	34.6%	(29.8)%
Real estate taxes	23,663	22,354	22,415	5.9%	(0.3)%
Interest expense and amortization of deferred debt costs	45,165	46,034	46,589	(1.9)%	(1.2)%
Depreciation and amortization of deferred leasing costs	43,270	41,203	49,130	5.0%	(16.1)%
General and administrative	16,353	16,961	14,951	(3.6)%	13.4%
Acquisition related costs	84	949	106	(91.1)%	795.3%
Predevelopment expenses	132	503	3,910	(73.8)%	(87.1)%
Total operating expenses	$156,147	$155,163	$162,628	0.6%	(4.6)%
Total operating expenses increased 0.6% in 2015 compared to 2014. Total operating expenses decreased 4.6% in 2014 compared to 2013 primarily due to $8.0 million of additional depreciation expense recorded in 2013 and $3.4 million of lower predevelopment expenses related to Park Van Ness partially offset by $1.9 million of higher property operating expenses caused by snow removal costs in early 2014.
Property operating expenses
Property operating expenses increased $0.1 million in 2015 compared to 2014. Property operating expenses increased $1.9 million in 2014 compared to 2013 primarily due to a $1.5 million increase in snow removal costs.

Provision for credit losses
The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible. The $235,000 increase in 2015 compared to 2014 as well as the $288,000 decrease in 2014 compared to 2013 reflect general stability in the retail economy and lack of significant bankruptcy losses among the Company’s various tenants.
Real estate taxes
Real estate taxes increased $1.3 million in 2015 compared to 2014 primarily due to a $0.5 million increase at 601 Pennsylvania Avenue, a $0.3 million increase at Clarendon Center and small increases throughout the remainder of the portfolio. Real estate taxes decreased $61,000 in 2014 compared to 2013.
Interest and amortization of deferred debt costs
Interest expense decreased $0.9 million in 2015 compared to 2014 primarily due to a $1.5 million increase in the amount of interest capitalized. Interest expense decreased $0.6 million in 2014 compared to 2013 primarily due to a $0.5 million increase in the amount of interest capitalized.
Depreciation and amortization
Depreciation and amortization of deferred leasing costs increased by $2.1 million in 2015 compared to 2014 primarily due to (a) additional depreciation expense on a portion of the buildings at Germantown as a result of the reduction of their useful lives to six months effective May 2015 ($0.7 million) and (b) incremental depreciation expense on buildings purchased in 2014 and 2015 ($0.6 million). Depreciation and amortization of deferred leasing costs decreased $7.9 million in 2014 compared to 2013 primarily due to $8.0 million of additional depreciation expense in 2013 on the building at the former Van Ness Square as a result of the reduction of its useful life to four months effective January 1, 2013.
General and administrative
General and administrative costs decreased $0.6 million in 2015 compared to 2014 and increased $2.0 million in 2014 compared to 2013 primarily due to the accrual in 2014 of $1.1 million of severance costs.
Acquisition related costs
Acquisition related costs in 2015 totaling approximately $0.1 million relate to the purchase of
726 N. Glebe Road. Acquisition related costs in 2014 totaling approximately $0.9 million relate to the purchase of 1580, 1582 and 1584 Rockville Pike and 730 and 750 N. Glebe Road. Acquisition related costs in 2013 totaling approximately $0.1 million relate to the purchase of a retail pad with a 7,100 square foot restaurant located in Gaithersburg, Maryland which is contiguous with and an expansion of the Company's other Kentlands assets.
Predevelopment expenses
Predevelopment expenses in 2015 include lease termination costs and demolition costs which are related to development projects and do not meet the criteria to be capitalized. Predevelopment expenses in 2014 and 2013 represent costs, primarily lease termination and demolition costs, incurred with the repositioning and redevelopment of Van Ness Square.
Gain on Casualty Settlement
Gain on casualty settlement in 2013 reflects insurance proceeds received in excess of the carrying value of assets damaged during a hail storm at French Market in 2012. The insurance proceeds funded substantially all of the restoration of the damaged property.

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
Impact of Inflation
Inflation has remained relatively low during 2015 and 2014. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.
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

Liquidity and Capital Resources
Cash and cash equivalents were $10.0 million and $12.1 million at December 31, 2015 and 2014, respectively. The changes in cash and cash equivalents during the years ended December 31, 2015 and 2014 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2015	2014
Net cash provided by operating activities	$88,896	$86,568
Net cash used in investing activities	(69,587)	(83,589)
Net cash used in financing activities	(21,434)	(8,148)
Decrease in cash and cash equivalents	$(2,125)	$(5,169)

Operating Activities
Net cash provided by operating activities increased $2.3 million to $88.9 million for the year ended December 31, 2015 compared to $86.6 million for the year ended December 31, 2014. Net cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities decreased $14.0 million to $69.6 million for the year ended December 31, 2015 from $83.6 million for the year ended December 31, 2014. Investing activities in 2015 primarily reflect tenant improvements and capital expenditures ($18.9 million), the Company's development activities ($45.9 million) and the acquisition of various retail real estate assets ($4.9 million). Net cash used in investing activities increased $57.6 million to $83.6 million for the year ended December 31, 2014 from $26.0 million for the year ended December 31, 2013. Investing activities in 2014 primarily reflect (a) tenant improvements and capital expenditures ($15.0 million), (b) the Company's development activities ($17.8 million) and (c) the acquisition of various retail real estate assets ($57.5 million).
Financing Activities
Net cash used in financing activities was $21.4 million and $8.1 million for the years ended December 31, 2015 and 2014, respectively. Net cash used in financing activities in 2015 primarily reflects:

•	the repayment of mortgage notes payable totaling $53.0 million;

•	the repayment of amounts borrowed under the revolving credit facility totaling $35.0 million;

•	distributions to common stockholders totaling $35.6 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $12.2 million;

•	distributions made to preferred stockholders totaling $12.4 million; and

•	payments of $0.3 million for financing costs of mortgage notes payable;
which was partially offset by:

•	proceeds of $20.0 million received from revolving credit facility draws;

•	proceeds of $5.7 million from the issuance of limited partnership units in the Operating Partnership under the dividend reinvestment program;

•	proceeds of $15.6 million from the issuance of common stock under the dividend reinvestment program, directors deferred plan and the exercise of stock options; and

•	proceeds of $39.8 million received from construction loan draws.

Net cash used in financing activities for the year ended December 31, 2014 primarily reflects:

•	repayments of $47.0 million on the revolving credit facility;

•	preferred stock redemption payments totaling $40.0 million;

•	the repayment of mortgage notes payable totaling $22.1 million;

•	distributions to common stockholders totaling $32.3 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $11.1 million;

•	distributions to preferred stockholders totaling $13.5 million; and

•	payments of $1.3 million for financing costs of new mortgage loans;
which was partially offset by:

•	proceeds of $39.3 million received from the sale of Series C preferred stock;

•	proceeds of $90.0 million from revolving credit facility;

•	proceeds of $8.9 million from the issuance of limited partnership units in the Operating Partnership under the divided reinvestment program;

•	proceeds of $15.6 million received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options; and

•	proceeds of $5.4 million from construction loan draws.

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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing Park Van Ness, a primarily residential project with street-level retail. The total cost of the project, excluding predevelopment expense and land costs, is expected to be approximately $93.0 million, a portion of which is being funded with a $71.6 million construction-to-permanent loan and the remainder will be funded with the Company's working capital, including its existing line of credit. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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

Contractual Payment Obligations
As of December 31, 2015, the Company had unfunded contractual payment obligations of approximately $49.0 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2015.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Notes Payable:
Interest	$4,030	$7,042	$5,513	$12,280	$28,865
Scheduled Principal	24,655	51,701	46,509	127,678	250,543
Balloon Payments	—	70,178	121,956	432,565	624,699
Subtotal	28,685	128,921	173,978	572,523	904,107
Ground Leases (1)	176	351	359	9,005	9,891
Corporate Headquarters Lease (1)	789	132	—	—	921
Development Obligations	12,310	3,554	—	—	15,864
Tenant Improvements	7,021	—	278	—	7,299
Total Contractual Obligations	$48,981	$132,958	$174,615	$581,528	$938,082

(1)
See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2015, included cash balances of $10.0 million and borrowing availability of approximately $246.6 million on its revolving line of credit, will be sufficient to meet its contractual obligations for the foreseeable future.
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

Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 193,678 and 190,177 shares under the Plan at a weighted average discounted price of $52.93 and $46.85 per share during the years ended December 31, 2015 and 2014, respectively. The Company issued 107,037 and 196,183 limited partnership units under the Plan at a weighted average price of $53.00 and $45.25 per unit during the years ended December 31, 2015 and 2014, respectively. The Company also credited 7,534 and 7,461 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $53.01 and $47.08 per share, during the years ended December 31, 2015 and 2014, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2015.
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
The following is a summary of notes payable as of December 31, 2015 and 2014.

Notes Payable	Year Ended December 31,			Interest	Scheduled
(Dollars in thousands)	2015		2014	Rate*	Maturity*
Fixed rate mortgages:	$—	(a)	$15,399	7.45%	Jun-2015
	30,778	(b)	32,049	6.01%	Feb-2018
	33,766	(c)	35,398	5.88%	Jan-2019
	10,928	(d)	11,454	5.76%	May-2019
	15,098	(e)	15,819	5.62%	Jul-2019
	15,064	(f)	15,761	5.79%	Sep-2019
	13,387	(g)	14,014	5.22%	Jan-2020
	10,587	(h)	10,881	5.60%	May-2020
	9,127	(i)	9,535	5.30%	Jun-2020
	40,360	(j)	41,441	5.83%	Jul-2020
	8,025	(k)	8,346	5.81%	Feb-2021
	5,959	(l)	6,100	6.01%	Aug-2021
	34,420	(m)	35,222	5.62%	Jun-2022
	10,492	(n)	10,718	6.08%	Sep-2022
	11,365	(o)	11,587	6.43%	Apr-2023
	14,177	(p)	14,909	6.28%	Feb-2024
	16,348	(q)	16,750	7.35%	Jun-2024
	14,197	(r)	14,535	7.60%	Jun-2024
	25,088	(s)	25,639	7.02%	Jul-2024
	29,714	(t)	30,429	7.45%	Jul-2024
	29,564	(u)	30,253	7.30%	Jan-2025
	15,360	(v)	15,735	6.18%	Jan-2026
	112,299	(w)	115,291	5.31%	Apr-2026
	34,133	(x)	35,125	4.30%	Oct-2026
	38,842	(y)	39,932	4.53%	Nov-2026
	18,150	(z)	18,645	4.70%	Dec-2026
	67,850	(aa)	69,397	5.84%	May-2027
	16,826	(bb)	17,281	4.04%	Apr-2028
	31,844	(cc)	33,140	3.51%	Jun-2028
	17,011	(dd)	17,462	3.99%	Sep-2028
	29,444	(ee)	—	3.69%	Mar-2030
	15,748	(ff)	—	3.99%	Apr-2030
	45,208	(gg)	5,391	4.88%	Sep-2032
	11,282	(hh)	11,119	8.00%	Apr-2034
Total fixed rate	832,441		784,757	5.53%	9.2 Years
Variable rate loans:
	28,000	(ii)	43,000	LIBOR + 1.45%	Jun-2018
	—	(jj)	14,525	LIBOR + 1.65%	Feb-2016
	14,801	(kk)	15,106	LIBOR + 1.65%	Feb-2017
Total variable rate	42,801		72,631	LIBOR + 1.94%	2.0 Years
Total notes payable	$875,242		$857,388	5.35%	8.9 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2015. Totals computed using weighted averages.

(a)
The loan was collateralized by Shops at Fairfax and Boulevard shopping centers and required equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million was due at loan maturity. In 2015 the loan was repaid in full and replaced with a new $30.0 million loan. See (ee) below.

(b)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.3 million was amortized during 2015.

(c)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.6 million was amortized during 2015.

(d)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $526,000 was amortized during 2015.

(e)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $721,000 was amortized during 2015.

(f)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $697,000 was amortized during 2015.

(g)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $627,000 was amortized during 2015.

(h)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $294,000 was amortized during 2015.

(i)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $408,000 was amortized during 2015.

(j)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1,081,000 was amortized during 2015.

(k)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $321,000 was amortized during 2015.

(l)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $141,000 was amortized during 2015.

(m)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $802,000 was amortized during 2015.

(n)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $226,000 was amortized during 2015.

(o)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $222,000 was amortized during 2015.

(p)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $732,000 was amortized during 2015.

(q)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $402,000 was amortized during 2015.

(r)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $338,000 was amortized during 2015.

(s)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $551,000 was amortized during 2015.

(t)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $715,000 was amortized during 2015.

(u)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $689,000 was amortized during 2015.

(v)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $375,000 was amortized during 2015.

(w)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $3.0 million was amortized during 2015.

(x)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $992,000 was amortized during 2015.

(y)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1,090,000 was amortized during 2015.

(z)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $495,000 was amortized during 2015.

(aa)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.5 million was amortized during 2015.

(bb)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $455,000 was amortized in 2015.

(cc)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $203,200 based upon a 20-year amortization schedule and a final payment of $11.4 million at loan maturity. Principal of $1,296,000 was amortized in 2015.

(dd)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $451,000 was amortized in 2015.

(ee)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $153,300 based upon a 25-year amortization schedule and a final payment of $15.5 million at maturity. Principal of $556,000 was amortized in 2015.

(ff) The loan is collateralized by Northrock and requires equal monthly principal and interest payments totaling $84,400 based upon a 25-year amortization schedule and a final payment of $8.4 million at maturity. Principal of $252,000 was amortized in 2015.
(gg) The loan is a $71.6 million construction-to-permanent facility that is collateralized by and will finance a portion of the construction costs of Park Van Ness. During the construction period, interest will be funded by the loan. After conversion to a permanent loan, monthly principal and interest payments totaling $413,500 will be required based upon a 25-year amortization schedule. A final payment of $39.6 million will be due at maturity.

(hh)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2015 totaled $163,000.

(ii)
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

(jj)
The loan was collateralized by Northrock and required monthly principal and interest payments of approximately $47,000 and a final payment of $14.2 million at maturity. In 2015, the loan was repaid in full and replaced with a new $16.0 million loan. See (ff) above.

(kk)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.8 million at loan maturity. Principal of $305,000 was amortized during 2015.

The carrying value of properties collateralizing the mortgage notes payable totaled $856.8 million and $895.5 million as of December 31, 2015 and 2014, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2015, the Company was in compliance with all such covenants:

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
2015 Financing Activity
On March 3, 2015, the Company closed on a 15-year, $30.0 million non-recourse mortgage loan secured by Boulevard and Shops at Fairfax shopping centers in Fairfax, Virginia. The loan matures in 2030, bears interest at a fixed rate of 3.69%, requires monthly principal and interest payments totaling $153,300 based on a 25year amortization schedule and a final payment of $15.5 million at maturity.  Proceeds of the loan were used to repay in full the existing 7.45% mortgage in the amount of $15.2 million, which was scheduled to mature in June 2015 and to pay down outstanding balances under the revolving credit facility.
On April 1, 2015, the Company closed on a 15-year, non-recourse $16.0 million mortgage loan secured by Northrock. The loan matures in 2030, bears interest at a fixed rate of 3.99%, requires monthly principal and interest payments totaling $84,400 based on a 25-year amortization schedule and requires a final payment of $8.4 million at maturity. Proceeds of the loan were used to repay in full the $14.5 million remaining balance of existing debt secured by Northrock.
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

2013 Financing Activity
On February 27, 2013, the Company closed on a three-year $15.6 million mortgage loan secured by Metro Pike Center. The loan matures in 2017, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and requires a final payment of $14.8 million at maturity. The loan may be extended for one additional year. Proceeds were used to pay-off the $15.9 million remaining balance of existing debt secured by Metro Pike Center, and to extinguish the related swap agreement.
On February 27, 2013, the Company closed on a three-year $15.0 million mortgage loan secured by Northrock. The loan was originally scheduled to mature in 2016 and was refinanced in 2015. The loan bore interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, required monthly principal and interest payments based on a 25-year amortization schedule and required a final payment of $14.2 million at maturity. Proceeds were used to pay-off the $15.0 million remaining balance of existing debt secured by Northrock.
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

Funds From Operations
In 2015, the Company reported Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests of $83.8 million, a 7.1% increase from 2014 FFO available to common stockholders and noncontrolling interests of $78.3 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Net income	$52,931	$57,988	$34,842	$39,780	$30,294
Subtract:
Gains on sales of properties	(11)	(6,069)	—	(4,510)	—
Gain on casualty settlement	—	—	(77)	(219)	(245)
Add:
Real estate depreciation - discontinued operations	—	—	—	77	102
Real estate depreciation and amortization	43,270	41,203	49,130	40,112	35,298
FFO	96,190	93,122	83,895	75,240	65,449
Subtract:
Preferred dividends	(12,375)	(13,361)	(13,983)	(15,140)	(15,140)
Preferred stock redemption	—	(1,480)	(5,228)	—	—
FFO available to common stockholders and noncontrolling interests	$83,815	$78,281	$64,684	$60,100	$50,309
Average shares and units used to compute FFO per share	28,449	27,977	27,330	26,614	24,740
FFO per share	$2.95	$2.80	$2.37	$2.26	$2.03

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
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The following describes significant acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2015, 2014, and 2013.
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
5541 Nicholson Lane and 11503 Rockville Pike
In December 2012, the Company purchased for $12.2 million, including acquisition costs, approximately 20,100 square feet of retail space, located on the east side of Rockville Pike near the White Flint Metro station and adjacent to 11503 Rockville Pike, which was purchased in 2010. The property, when combined with 11503 Rockville Pike, will provide zoning for up to 331,000 square feet of mixed-use space. When combining these two properties with our Metro Pike Center on the west side of Rockville Pike, the Company's holdings at White Flint total 7.6 acres which are zoned for a development potential of up to 1.6 million square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.

726, 730, 750 N. Glebe Road
In August 2014, the Company purchased for $40.0 million a single-tenant retail property with a 16,900 square foot automobile dealership located at 750 N. Glebe Road in Arlington, Virginia, and incurred acquisition costs of $0.4 million. In December 2014, the Company purchased for $2.8 million an adjacent single-tenant retail property with a 2,000 square foot store, and incurred acquisition costs of $40,400. In September 2015, the Company purchased an additional property on North Glebe Road, which is adjacent to the two properties acquired in 2014, for $4.0 million. The properties comprise 2.5 acres of land which is zoned for development potential of up to 550,000 square feet of mixed-use space. The Company is actively engaged in a plan for redevelopment but has not committed to any timetable for commencement of construction.
Park Van Ness
The Company continues to develop Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. Construction is projected to be substantially completed early in the second quarter of 2016. The structure comprises 11 levels, five of which are below street level. Interior finishes are nearing completion and site work is being finalized. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which is being financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2015, total approximately $77.2 million, of which $45.2 million has been financed by the loan.
Property Sales
Giant Center
In April 2014, the Company sold for $7.5 million the 70,040 square foot Giant Center located in Milford Mill, Maryland and recognized a $6.1 million gain. As of March 31, 2014, the carrying amounts of the associated assets and liabilities were $0.5 million and $0.1 million, respectively. There was no debt on the property.
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2015	50	6	7,896,499	1,453,159	95.4%	91.0%
2014	50	6	7,886,304	1,453,159	95.0%	90.8%
2013	50	6	7,880,269	1,452,742	94.5%	90.5%

The 2015 Shopping Center leasing percentage includes one property acquired in 2015. There is no change in 2015 in the properties that comprise the Mixed-Use leasing percentage. The Clarendon Center residential component was 99.2% leased at December 31, 2015. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, the Shopping Center leasing percentage increased to 95.3% from 95.0%. and the Mixed-Use leasing percentage increased to 91.0% from 90.8%. The overall portfolio leasing percentage, on a comparative same property basis, increased to 94.7% at December 31, 2015 from 94.4% at December 31, 2014.

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

			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2015	1,583,310	259	$15.15	$14.82
2014	1,224,700	276	18.60	18.26
2013	1,471,000	276	19.56	19.75

Additional information about commercial leasing activity during the three months ended December 31, 2015, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	15	38
Square feet	28,435	113,347
Per square foot average annualized:
Base rent	$25.16	$26.34
Tenant improvements	(3.00)	(0.34)
Leasing costs	(0.37)	—
Rent concessions	(0.32)	—
Effective rents	$21.47	$26.00

During 2015, the Company entered into 222 new or renewed apartment leases. The monthly rent per square foot for these leases was unchanged at $3.45. During 2014, the Company entered into 234 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.46 from $3.37. During 2013, the

Company entered into 228 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.37 from $3.24.
As of December 31, 2015, 1,035,195 square feet of Commercial space was subject to leases scheduled to expire in 2016. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	1,035,195
Average base rent per square foot	$15.32
Estimated market base rent per square foot	$15.38

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The aggregate fair value of the swap at December 31, 2015 was approximately $2.9 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2015, the Company had variable rate indebtedness totaling $42.8 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2015 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $428,010, based on those balances. As of December 31, 2015, the Company had fixed-rate indebtedness totaling $832.4 million with a weighted average interest rate of 5.53%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2015 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $43.3 million.

Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP.
F-3	(b) Consolidated Balance Sheets - December 31, 2015 and 2014.
F-4	(c) Consolidated Statements of Operations - Years ended December 31, 2015, 2014, and 2013.
F-5	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014, and 2013.
F-6	(e) Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2015, 2014, and 2013.
F-7	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014, and 2013.
F-8	(g) Notes to Consolidated Financial Statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2015 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 6, 2016 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2015 and 2014 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(b)	Consolidated Balance Sheets - December 31, 2015 and 2014

	(c)	Consolidated Statements of Operations - Years ended December 31, 2015, 2014, and 2013.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014, and 2013.

	(e)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2015, 2014, and 2013.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014, and 2013.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

99.
First Extension, dated November 6, 2015, of Letter Agreement dated October 16, 2014, between B. F. Saul Real Estate Investment Trust and Saul Holdings Limited Partnership regarding Shared Third Party Pre-Development Costs for Twinbrook area properties is filed herewith.

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	March 4, 2016	/s/ B. Francis Saul II
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

Date:	March 4, 2016	/s/ J. Page Lansdale
J. Page Lansdale, President and Director

Date:	March 4, 2016	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	March 4, 2016	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date:	March 4, 2016	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date:	March 4, 2016
John E. Chapoton, Director

Date:	March 4, 2016	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	March 4, 2016
Gilbert M. Grosvenor, Director

Date:	March 4, 2016	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date:	March 4, 2016	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date:	March 4, 2016	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	March 4, 2016	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	March 4, 2016	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date:	March 4, 2016	/s/ James W. Symington
James W. Symington, Director

Date:	March 4, 2016	/s/ John R. Whitmore
John R. Whitmore, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Saul Centers, Inc.
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 4, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saul Centers, Inc.
We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Saul Centers, Inc. and our report dated March 4, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 4, 2016

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2015	2014
Assets
Real estate investments
Land	$424,837	$420,622
Buildings and equipment	1,114,357	1,109,276
Construction in progress	83,516	30,261
	1,622,710	1,560,159
Accumulated depreciation	(425,370)	(396,617)
	1,197,340	1,163,542
Cash and cash equivalents	10,003	12,128
Accounts receivable and accrued income, net	51,076	46,784
Deferred leasing costs, net	26,919	26,928
Prepaid expenses, net	4,663	4,093
Deferred debt costs, net	8,737	9,874
Other assets	5,407	3,638
Total assets	$1,304,145	$1,266,987
Liabilities
Mortgage notes payable	$802,034	$808,997
Revolving credit facility payable	28,000	43,000
Construction loan payable	45,208	5,391
Dividends and distributions payable	15,380	14,352
Accounts payable, accrued expenses and other liabilities	27,687	23,537
Deferred income	32,109	32,453
Total liabilities	950,418	927,730
Stockholders' equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,266,239 and 20,947,141 shares issued and outstanding, respectively	213	209
Additional paid-in capital	305,008	287,995
Accumulated deficit	(180,091)	(173,774)
Accumulated other comprehensive loss	(1,802)	(1,894)
Total Saul Centers, Inc. stockholders' equity	303,328	292,536
Noncontrolling interests	50,399	46,721
Total stockholders' equity	353,727	339,257
Total liabilities and stockholders' equity	$1,304,145	$1,266,987
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013
Revenue
Base rent	$168,303	$164,599	$159,898
Expense recoveries	32,911	32,132	30,949
Percentage rent	1,608	1,492	1,575
Other	6,255	8,869	5,475
Total revenue	209,077	207,092	197,897
Operating expenses
Property operating expenses	26,565	26,479	24,559
Provision for credit losses	915	680	968
Real estate taxes	23,663	22,354	22,415
Interest expense and amortization of deferred debt costs	45,165	46,034	46,589
Depreciation and amortization of deferred leasing costs	43,270	41,203	49,130
General and administrative	16,353	16,961	14,951
Acquisition related costs	84	949	106
Predevelopment expenses	132	503	3,910
Total operating expenses	156,147	155,163	162,628
Operating income	52,930	51,929	35,269
Change in fair value of derivatives	(10)	(10)	(7)
Loss on early extinguishment of debt	—	—	(497)
Gains on sales of properties	11	6,069	—
Gain on casualty settlement	—	—	77
Net Income	52,931	57,988	34,842
Income attributable to noncontrolling interests	(10,463)	(11,045)	(3,970)
Net income attributable to Saul Centers, Inc.	42,468	46,943	30,872
Preferred stock redemption	—	(1,480)	(5,228)
Preferred dividends	(12,375)	(13,361)	(13,983)
Net income available to common stockholders	$30,093	$32,102	$11,661
Per share net income available to common stockholders
Basic	$1.42	$1.55	$0.57
Diluted	$1.42	$1.54	$0.57
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net income	$52,931	$57,988	$34,842
Other comprehensive income
Unrealized gain (loss) on cash flow hedge	124	(675)	2,897
Total comprehensive income	53,055	57,313	37,739
Comprehensive income attributable to noncontrolling interests	(10,495)	(10,874)	(4,706)
Total comprehensive income attributable to Saul Centers, Inc.	42,560	46,439	33,033
Preferred stock redemption	—	(1,480)	(5,228)
Preferred dividends	(12,375)	(13,361)	(13,983)
Total comprehensive income available to common stockholders	$30,185	$31,598	$13,822
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2012	$179,328	$201	$246,557	$(154,830)	$(3,553)	$267,703	$39,586	$307,289
Issuance of 56,000 shares of Series C preferred stock	140,000	—	(4,807)	—	—	135,193	—	135,193
Redemption of 24,000 shares of Series A preferred stock	(60,000)	—	2,212	(2,216)	—	(60,004)	—	(60,004)
Redemption of 31,731 shares of Series B preferred stock	(79,328)	—	3,007	(3,012)	—	(79,333)	—	(79,333)
Issuance of common stock:
475,162 shares pursuant to dividend reinvestment plan	—	5	20,667	—	—	20,672	—	20,672
56,002 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	—	2,792	—	—	2,792	—	2,792
Issuance of 88,309 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	4,144	4,144
Net income	—	—	—	30,872	—	30,872	3,970	34,842
Change in unrealized loss on cash flow hedge	—	—	—	—	2,161	2,161	736	2,897
Preferred stock distributions:
Series A	—	—	—	(3,213)	—	(3,213)	—	(3,213)
Series B	—	—	—	(1,468)	—	(1,468)	—	(1,468)
Series C	—	—	—	(6,095)	—	(6,095)	—	(6,095)
Common stock distributions	—	—	—	(21,988)	—	(21,988)	(7,467)	(29,455)
Distributions payable preferred stock:
Series A, $50.00 per share	—	—	—	(800)	—	(800)	—	(800)
Series C, $42.97 per share	—	—	—	(2,406)	—	(2,406)	—	(2,406)
Distributions payable common stock ($0.36/share) and distributions payable partnership units ($0.36/unit)	—	—	—	(7,408)	—	(7,408)	(2,521)	(9,929)
Balance, December 31, 2013	180,000	206	270,428	(172,564)	(1,392)	276,678	38,448	315,126
Issuance of 16,000 shares of Series C preferred stock	40,000	—	(740)	—	—	39,260	—	39,260
Redemption of 16,000 shares of Series A preferred stock	(40,000)	—	1,475	(1,475)	—	(40,000)	—	(40,000)
Issuance of common stock:
197,638 shares pursuant to dividend reinvestment plan	—	2	9,262	—	—	9,264	—	9,264
172,887 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	1	7,570	—	—	7,571	—	7,571
Issuance of 196,183 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	8,877	8,877
Net income	—	—	—	46,943	—	46,943	11,045	57,988
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Change in unrealized loss on cash flow hedge	—	—	—	—	(502)	(502)	(173)	(675)
Preferred stock distributions:
Series A	—	—	—	(3,049)	—	(3,049)	—	(3,049)
Series C	—	—	—	(7,219)	—	(7,219)	—	(7,219)
Common stock distributions	—	—	—	(24,937)	—	(24,937)	(8,597)	(33,534)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.40/share) and distributions payable partnership units ($0.40/unit)	—	—	—	(8,379)	—	(8,379)	(2,879)	(11,258)
Balance, December 31, 2014	180,000	209	287,995	(173,774)	(1,894)	292,536	46,721	339,257
Issuance of common stock:
201,212 shares pursuant to dividend reinvestment plan	—	3	10,647	—	—	10,650	—	10,650
117,886 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	1	6,366	—	—	6,367	—	6,367
Issuance of 107,037 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	5,673	5,673
Net income	—	—	—	42,468	—	42,468	10,463	52,931
Change in unrealized loss on cash flow hedge	—	—	—	—	92	92	32	124
Series C preferred stock distributions	—	—	—	(9,282)	—	(9,282)	—	(9,282)
Common stock distributions	—	—	—	(27,265)	—	(27,265)	(9,349)	(36,614)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.43/share) and partnership units ($0.43/unit)	—	—	—	(9,145)	—	(9,145)	(3,141)	(12,286)
Balance, December 31, 2015	$180,000	$213	$305,008	$(180,091)	$(1,802)	$303,328	$50,399	$353,727

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$52,931	$57,988	$34,842
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	10	10	7
Gains on sales of properties	(11)	(6,069)	—
Gain on casualty settlement	—	—	(77)
Depreciation and amortization of deferred leasing costs	43,270	41,203	49,130
Amortization of deferred debt costs	1,433	1,327	1,257
Non cash compensation costs of stock grants and options	1,434	1,240	1,145
Provision for credit losses	915	680	968
Increase in accounts receivable and accrued income	(5,207)	(3,320)	(3,669)
Additions to deferred leasing costs	(5,563)	(4,048)	(5,876)
Increase in prepaid expenses	(570)	(60)	(152)
(Increase) decrease in other assets	1,535	(694)	353
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(937)	1,149	(3,286)
Decrease in deferred income	(344)	(2,838)	(1,115)
Net cash provided by operating activities	88,896	86,568	73,527
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(4,894)	(57,494)	(5,124)
Additions to real estate investments	(18,855)	(14,986)	(13,999)
Additions to development and redevelopment projects	(45,870)	(17,788)	(7,316)
Proceeds from sale of properties	32	6,679	—
Proceeds from casualty settlement	—	—	405
Net cash used in investing activities	(69,587)	(83,589)	(26,034)
Cash flows from financing activities:
Proceeds from mortgage notes payable (1)	46,000	—	101,600
Repayments on mortgage notes payable	(52,963)	(22,071)	(71,308)
Proceeds from construction loans payable	39,817	5,391	—
Proceeds from revolving credit facility	20,000	90,000	142,000
Repayments on revolving credit facility	(35,000)	(47,000)	(180,000)
Additions to deferred debt costs	(296)	(1,264)	(3,219)
Proceeds from the issuance of:
Common stock	15,583	15,596	22,292
Partnership units	5,673	8,877	4,144
Series C preferred stock	—	39,260	135,221
Preferred stock redemption payments:
Series A preferred	—	(40,000)	(60,000)
Series B preferred	—	—	(79,328)
Preferred stock redemption costs	—	—	(9)
Distributions to:
Series A preferred stockholders	—	(3,849)	(5,213)
Series B preferred stockholders	—	—	(3,253)
Series C preferred stockholders	(12,375)	(9,625)	(6,095)
Common stockholders	(35,645)	(32,346)	(29,205)
Noncontrolling interests	(12,228)	(11,117)	(9,956)
Net cash used in financing activities	(21,434)	(8,148)	(42,329)
Net increase (decrease) in cash and cash equivalents	(2,125)	(5,169)	5,164
Cash and cash equivalents, beginning of year	12,128	17,297	12,133
Cash and cash equivalents, end of year	$10,003	$12,128	$17,297
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,965	$45,443	$45,743

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
The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2013.

Name of Property	Location	Type	Year of Acquisition/ Development/ Disposal
Acquisitions
1580 Rockville Pike	Rockville, Maryland	Shopping Center	January 2014
1582 Rockville Pike	Rockville, Maryland	Shopping Center	April 2014
750 N. Glebe Road	Arlington, Virginia	Shopping Center	August 2014
730 N. Glebe Road	Arlington, Virginia	Shopping Center	December 2014
1584 Rockville Pike	Rockville, Maryland	Shopping Center	December 2014
726 N. Glebe Road	Arlington, Virginia	Shopping Center	September 2015
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013-2015
Dispositions
Giant Center	Milford Mill, Maryland	Shopping Center	April 2014
As of December 31, 2015, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties, one of which was designated as held for sale, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

Basis of Presentation
The accompanying financial statements are presented on the historical cost basis of the Saul Organization because of affiliated ownership and common management and because the assets and liabilities were

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

the subject of a business combination with the Operating Partnership, the Subsidiary Partnerships and Saul Centers, all newly formed entities with no prior operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2015, 31 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.4%), a tenant at nine Shopping Centers, and Albertson's/Safeway (2.7%), a tenant at nine Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2015.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2015, 2014, or 2013.
Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $2.2 million, $0.7 million, and $0.2 million during 2015, 2014, and 2013, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2015, 2014, and 2013, was $37.7 million, $35.9 million, and $43.2 million, respectively. Repairs and maintenance expense totaled $11.6 million, $11.9 million, and $10.3 million for 2015, 2014, and 2013, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties and are amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $26.9 million and $26.9 million, net of accumulated amortization of approximately $26.6 million and $21.6 million, as of December 31, 2015 and 2014, respectively. Amortization expense, which is included in Depreciation and

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $5.6 million, $5.3 million, and $5.9 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

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

	December 31,
(in thousands)	2015	2014

Park Van Ness	$77,245	$26,998
Other	6,271	3,263
Total	$83,516	$30,261

Accounts Receivable and Accrued Income
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $1.3 million and $0.7 million, at December 31, 2015 and 2014, respectively.

(In thousands)	Year ended December 31,
	2015	2014	2013
Beginning Balance	$677	$572	$1,208
Provision for Credit Losses	915	680	968
Charge-offs	(329)	(575)	(1,604)
Ending Balance	$1,263	$677	$572
In addition to rents due currently, accounts receivable also includes $41.4 million and $38.7 million, at December 31, 2015 and 2014, respectively, net of allowance for doubtful accounts totaling $0.5 million and $0.3 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2015, the Company has classified as held-for-sale one operating property, comprising 197,127 square feet of gross leasable area. The book value of this property, which is included in Other Assets, was $3.4 million, net of accumulated depreciation of $7.0 million, which does not exceed its estimated fair value, less costs to sell, and liabilities were $0.2 million. Fair value was determined based on a third party appraisal.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2015 are held in non-interest bearing accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $8.7 million and $9.9 million, net of accumulated amortization of $6.2 million and $5.9 million at December 31, 2015 and 2014, respectively.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2015, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2015, 2014, and 2013. The tax basis of the Company’s real estate investments was approximately $1.1 billion and $1.2 billion as of December 31, 2015 and 2014, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2012.
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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the "Stock Plan"). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2015, the directors’ deferred fee accounts comprise 241,949 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2015, 2014, and 2013. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $143,000, $112,900, and $124,400, for the years ended December 31, 2015, 2014, and 2013, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.2% common interest as of December 31, 2015. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
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

	December 31,
(Shares in thousands)	2015	2014	2013
Weighted average common shares outstanding - Basic	21,127	20,772	20,364
Effect of dilutive options	69	49	37
Weighted average common shares outstanding - Diluted	21,196	20,821	20,401
Average share price	$53.38	$49.09	$45.44
Non-dilutive options	111	107	113
Years non-dilutive options were issued	2007 and 2015	2007 and 2008	2007 and 2008
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
In February 2016, the FASB issued ASU 2016-02, ‘‘Leases’’ (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, interim periods within those years, and requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain practical expedients for those existing leases. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for year ended December 31, 2015.

3.	REAL ESTATE ACQUIRED
1580, 1582 and 1584 Rockville Pike
In January 2014, the Company purchased for $8.0 million 1580 Rockville Pike and incurred acquisition costs of $0.2 million. In April 2014, the Company purchased for $11.0 million 1582 Rockville Pike and incurred acquisition costs of $0.2 million. In December 2014, the company purchased for $6.2 million 1584 Rockville Pike and incurred acquisition costs of $0.2 million. These retail properties are contiguous with each other and the Company's property at 1500 Rockville Pike and are located in Rockville, Maryland.
726, 730 and 750 N. Glebe Road
In August 2014, the Company purchased for $40.0 million, 750 N. Glebe Road and incurred acquisition costs of $0.4 million. In December 2014, the Company purchased for $2.8 million 730 N. Glebe Road and incurred acquisition costs of $40,400. In September 2015, the Company purchased for $4.0 million 726 N. Glebe Road and

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

incurred acquisition costs of $0.1 million. These retail properties are contiguous and are located in Arlington, Virginia.
Kentlands pad
In August 2013, the Company purchased for $4.3 million, a retail pad with a 7,100 square foot restaurant located in Gaithersburg, Maryland, which is contiguous with and an expansion of the Company's other Kentlands assets, and incurred acquisition costs of $0.1 million.
Hunt Club pad
In December 2013, the Company purchased for $0.8 million, including acquisition costs, a retail pad with a 5,500 square foot vacant building located in Apopka, Florida, which is contiguous with and an expansion of the Company's other Hunt Club asset.
Westview pad
In February 2015, the Company purchased for $0.9 million including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
Allocation of Purchase Price of Real Estate Acquired
The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their fair values. See Note 2. Summary of Significant Accounting Policies-Real Estate Investment Properties.
During 2015, the Company purchased one property at a cost of $4.0 million and incurred acquisition costs of $0.1 million. Of the total purchase price, $3.9 million was allocated to land and $0.1 million was allocated to building. No amounts were allocated to in-place, above-market or below-market leases.
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
The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2015 and 2014 was $24.0 million and $24.0 million, respectively, and accumulated amortization was $19.2 million and $18.0 million, respectively. Amortization expense totaled $1.3 million, $1.3 million and $2.0 million, for the years ended December 31, 2015, 2014, and 2013, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2015 and 2014 was $29.9 million and $29.9 million, respectively, and accumulated amortization was $13.7 million and $11.9 million, respectively. Accretion income totaled $1.8 million, $1.9 million, and $1.7 million, for the years ended December 31, 2015, 2014, and 2013, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2015 and 2014 was $1.0 million and $1.0 million,

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

respectively, and accumulated amortization was $998,200 and $996,700, respectively. Amortization expense totaled $2,000, $23,000 and $45,000, for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2016	$988	$2	$1,719
2017	796	1	1,697
2018	737	1	1,615
2019	550	—	1,478
2020	417	—	1,397
Thereafter	1,322	—	8,236
Total	$4,810	$4	$16,142

4.	NONCONTROLLING INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
The Saul Organization holds a 25.8% limited partnership interest in the Operating Partnership represented by 7,305,758 limited partnership units, as of December 31, 2015. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2015, 1,040,000 units were eligible for conversion.
The impact of the Saul Organization’s 25.8% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2015, 2014, and 2013, were 28,449,400, 27,977,500, and 27,330,100, respectively.

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2015, outstanding debt totaled $875.2 million, of which $832.4 million was fixed rate debt and $42.8 million was variable rate debt. The Company’s outstanding debt totaled $857.4 million at December 31, 2014, of which $784.8 million was fixed rate debt and $72.6 million was variable rate debt. At December 31, 2015, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2015, based on the value of the Company's unencumbered properties, approximately $246.6 million was available under the line, $28.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio and which can range from 145 basis points to 200 basis points. As of December 31, 2015, the margin was 145 basis points.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower, the Metro Pike Center bank loan (approximately $7.8 million of the $14.8 million outstanding at December 31, 2015) and all of the Park Van Ness construction-to-permanent loan. All other notes payable are non-recourse.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

On February 27, 2013, the Company closed on a three-year $15.6 million mortgage loan secured by Metro Pike Center. The loan matures in 2017, bears interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, requires monthly principal and interest payments based on a 25-year amortization schedule and requires a final payment of $14.8 million at maturity. The loan may be extended for one additional year. Proceeds were used to pay-off the $15.9 million remaining balance of existing debt secured by Metro Pike Center, and to extinguish the related swap agreement.
On February 27, 2013, the Company closed on a three-year $15.0 million mortgage loan secured by Northrock. The loan was originally scheduled to mature in 2016 and was refinanced in 2015. The loan bore interest at a variable rate equal to the sum of one-month LIBOR and 165 basis points, required monthly principal and interest payments based on a 25-year amortization schedule and required a final payment of $14.2 million at maturity. Proceeds were used to pay-off the $15.0 million remaining balance of existing debt secured by Northrock.
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
On March 3, 2015, the Company closed on a 15-year, non-recourse $30.0 million mortgage loan secured by Shops at Fairfax and Boulevard. The loan matures in 2030, bears interest at a fixed rate of 3.69%, requires monthly principal and interest payments totaling $153,300 based on a 25-year amortization schedule and requires a final payment of $15.5 million at maturity. Proceeds were used to repay in full the $15.2 million remaining balance of existing debt secured by Shops at Fairfax and Boulevard and to reduce outstanding borrowings under the revolving credit facility.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

On April 1, 2015, the Company closed on a 15-year, non-recourse $16.0 million mortgage loan secured by Northrock. The loan matures in 2030, bears interest at a fixed rate of 3.99%, requires monthly principal and interest payments totaling $84,400 based on a 25-year amortization schedule and requires a final payment of $8.4 million at maturity. Proceeds were used to repay in full the $14.5 million remaining balance of existing debt secured by Northrock.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2015 and 2014.

Notes Payable	December 31,			Interest	Scheduled
(Dollars in thousands)	2015		2014	Rate *	Maturity *
Fixed rate mortgages:	$—	(a)	$15,399	7.45%	Jun-2015
	30,778	(b)	32,049	6.01%	Feb-2018
	33,766	(c)	35,398	5.88%	Jan-2019
	10,928	(d)	11,454	5.76%	May-2019
	15,098	(e)	15,819	5.62%	Jul-2019
	15,064	(f)	15,761	5.79%	Sep-2019
	13,387	(g)	14,014	5.22%	Jan-2020
	10,587	(h)	10,881	5.60%	May-2020
	9,127	(i)	9,535	5.30%	Jun-2020
	40,360	(j)	41,441	5.83%	Jul-2020
	8,025	(k)	8,346	5.81%	Feb-2021
	5,959	(l)	6,100	6.01%	Aug-2021
	34,420	(m)	35,222	5.62%	Jun-2022
	10,492	(n)	10,718	6.08%	Sep-2022
	11,365	(o)	11,587	6.43%	Apr-2023
	14,177	(p)	14,909	6.28%	Feb-2024
	16,348	(q)	16,750	7.35%	Jun-2024
	14,197	(r)	14,535	7.60%	Jun-2024
	25,088	(s)	25,639	7.02%	Jul-2024
	29,714	(t)	30,429	7.45%	Jul-2024
	29,564	(u)	30,253	7.30%	Jan-2025
	15,360	(v)	15,735	6.18%	Jan-2026
	112,299	(w)	115,291	5.31%	Apr-2026
	34,133	(x)	35,125	4.30%	Oct-2026
	38,842	(y)	39,932	4.53%	Nov-2026
	18,150	(z)	18,645	4.70%	Dec-2026
	67,850	(aa)	69,397	5.84%	May-2027
	16,826	(bb)	17,281	4.04%	Apr-2028
	31,844	(cc)	33,140	3.51%	Jun-2028
	17,011	(dd)	17,462	3.99%	Sep-2028
	29,444	(ee)	—	3.69%	Mar-2030
	15,748	(ff)	—	3.99%	Apr-2030
	45,208	(gg)	5,391	4.88%	Sep-2032
	11,282	(hh)	11,119	8.00%	Apr-2034
Total fixed rate	832,441		784,757	5.53%	9.2 Years
Variable rate loans:
	28,000	(ii)	43,000	LIBOR + 1.45%	Jun-2018
	—	(jj)	14,525	LIBOR + 1.65%	Feb-2016
	14,801	(kk)	15,106	LIBOR + 1.65%	Feb-2017
Total variable rate	$42,801		$72,631	LIBOR + 1.94%	2.0 Years
Total notes payable	$875,242		$857,388	5.35%	8.9 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2015. Totals computed using weighted averages.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(a)
The loan was collateralized by Shops at Fairfax and Boulevard shopping centers and required equal monthly principal and interest payments totaling $156,000 based upon a weighted average 23-year amortization schedule and a final payment of $15.2 million was due at loan maturity. In 2015 the loan was repaid in full and replaced with a new $30.0 million loan. See (ee) below.

(b)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.3 million was amortized during 2015.

(c)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.6 million was amortized during 2015.

(d)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $526,000 was amortized during 2015.

(e)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $721,000 was amortized during 2015.

(f)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $697,000 was amortized during 2015.

(g)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $627,000 was amortized during 2015.

(h)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $294,000 was amortized during 2015.

(i)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $408,000 was amortized during 2015.

(j)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1,081,000 was amortized during 2015.

(k)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $321,000 was amortized during 2015.

(l)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $141,000 was amortized during 2015.

(m)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $802,000 was amortized during 2015.

(n)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $226,000 was amortized during 2015.

(o)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $222,000 was amortized during 2015.

(p)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $732,000 was amortized during 2015.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(q)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $402,000 was amortized during 2015.

(r)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $338,000 was amortized during 2015.

(s)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $551,000 was amortized during 2015.

(t)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $715,000 was amortized during 2015.

(u)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $689,000 was amortized during 2015.

(v)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $375,000 was amortized during 2015.

(w)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $3.0 million was amortized during 2015.

(x)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $992,000 was amortized during 2015.

(y)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1,090,000 was amortized during 2015.

(z)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $495,000 was amortized during 2015.

(aa)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.5 million was amortized during 2015.

(bb)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25 -year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $455,000 was amortized in 2015.

(cc)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $203,200 based upon a 20-year amortization schedule and a final payment of $11.4 million at loan maturity. Principal of $1,296,000 was amortized in 2015.

(dd)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $451,000 was amortized in 2015.

(ee)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $153,300 based upon a 25-year amortization schedule and a final payment of $15.5 million at maturity. Principal of $556,000 was amortized in 2015.

(ff) The loan is collateralized by Northrock and requires equal monthly principal and interest payments totaling $84,400 based upon a 25-year amortization schedule and a final payment of $8.4 million at maturity. Principal of $252,000 was amortized in 2015.

(gg)
The loan is a $71.6 million construction-to-permanent facility that is collateralized by and will finance a portion of the construction costs of Park Van Ness. During the construction period, interest will be funded by the loan. After conversion to a permanent loan, monthly principal and interest payments totaling $413,500

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

will be required based upon a 25-year amortization schedule. A final payment of $39.6 million will be due at maturity.

(hh)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2015 totaled $163,000.

(ii)
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

(jj)
The loan was collateralized by Northrock and required monthly principal and interest payments of approximately $47,000 and a final payment of $14.2 million at maturity. In 2015 the loan was repaid in full and replaced with a new $16.0 million loan. See (ff) above.

(kk)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.8 million at loan maturity. Principal of $305,000 was amortized during 2015.

The carrying value of the properties collateralizing the mortgage notes payable totaled $856.8 million and $895.5 million, as of December 31, 2015 and 2014, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2015.

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
Mortgage notes payable at each of December 31, 2015 and 2014, totaling $51.0 million, are guaranteed by members of the Saul Organization. As of December 31, 2015, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2016	$—		$24,655	$24,655
2017	14,430		25,798	40,228
2018	55,748	(a)	25,903	81,651
2019	60,793		24,616	85,409
2020	61,163		21,893	83,056
Thereafter	432,565		127,678	560,243
	$624,699		$250,543	$875,242
(a) Includes $28.0 million outstanding under the line of credit.
The components of interest expense are set forth below.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(in thousands)	Year ended December 31,
	2015	2014	2013
Interest incurred	$45,898	$45,396	$45,502
Amortization of deferred debt costs	1,433	1,327	1,257
Capitalized interest	(2,166)	(689)	(170)
Total	$45,165	$46,034	$46,589
Deferred debt costs capitalized during the years ending December 31, 2015, 2014 and 2013 totaled $0.3 million, $1.3 million and $3.2 million, respectively.

6.	LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2015, 2014, and 2013, amounted to $168.3 million, $164.6 million, and $159.9 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2016	$154,983
2017	140,786
2018	122,922
2019	100,845
2020	80,559
Thereafter	273,328
$873,423
The majority of the leases provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2015, 2014, and 2013, amounted to $32.9 million, $32.1 million, and $30.9 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.6 million, $1.5 million, and $1.6 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

7.	LONG-TERM LEASE OBLIGATIONS
Certain properties are subject to noncancelable long-term leases which apply to land underlying the Shopping Centers. Certain of the leases provide for periodic adjustments of the base annual rent and require the payment of real estate taxes on the underlying land. The leases will expire between 2058 and 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $176,000, $176,000, and $176,000, for the years ended December 31, 2015, 2014, and 2013, respectively. The future minimum rental commitments under these ground leases are as follows:

	Year ending December 31,
(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Beacon Center	$60	$60	$60	$60	$60	$2,482	$2,782
Olney	56	56	56	57	62	3,697	3,984
Southdale	60	60	60	60	60	2,825	3,125
Total	$176	$176	$176	$177	$182	$9,004	$9,891

In addition to the above, Flagship Center consists of two developed out parcels that are part of a larger adjacent community shopping center formerly owned by the Saul Organization and sold to an affiliate of a tenant in

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2015, 2014, and 2013 was $904,900, $840,800, and $850,600, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8.	STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
The Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 reflect noncontrolling interest of $10.5 million, $11.0 million, and $4.0 million, respectively, representing the Saul Organization’s share of the net income for the year.
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
On February 12, 2013, the Company sold, in an underwritten public offering, 5.6 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Stock"), and received net cash proceeds of approximately $135.2 million. The depositary shares may be redeemed on or after February 12, 2018 at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The first dividend was paid on April 15, 2013 and covered the period from February 12, 2013 through March 31, 2013. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On November 12, 2014, the Company sold, in an underwritten public offering, 1.6 million depositary shares of Series C Stock and received net cash proceeds of approximately $39.3 million (the "Additional Series C Stock"). The terms of Additional Series C Stock are identical to the Series C Stock.

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $400,000, $379,000, and $369,000, for 2015, 2014, and 2013, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2015, 2014, and 2013, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $224,900, $192,800, and $191,300, for the years ended December 31, 2015, 2014, and 2013, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.8 million and $1.8 million, at December 31, 2015 and 2014, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2015, 2014, and 2013, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $8.2 million, $7.4 million, and $6.3 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2015 and 2014, accounts payable, accrued expenses and other liabilities included $655,000 and $543,000, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company has entered into a shared third-party predevelopment cost agreement with the B. F. Saul Real Estate Investment Trust, a member of the Saul Organization (the “Predevelopment Agreement”). The Predevelopment Agreement, which expired on December 31, 2015 and was extended to December 31, 2016, relates to the sharing of third-party predevelopment costs incurred in connection with the planning of the future redevelopment of certain adjacent real estate assets in the Twinbrook area of Rockville, Maryland. The costs will be billed by the third-parties on a pro rata basis based on the acreage owned by each entity and neither party is obligated to advance funds to the other.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $443,500, $427,300, and $447,300, for the years ended December 31, 2015, 2014, and 2013, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, one of the Company’s former presidents, whereby Mr. Saul III provided certain consulting services to the Company as an independent contractor and was paid at a rate of $60,000 per month. The consulting agreement included certain noncompete, nonsolicitation and nondisclosure covenants, and expired in September 2014. During 2014 and 2013 such consulting fees totaled $495,000 and $720,000, respectively.

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
Effective April 25, 2008, the Compensation Committee granted options to purchase 30,000 shares (all nonqualified stock options) to twelve Company directors (the “2008 Options”), which were immediately exercisable and expire on April 24, 2018. The exercise price of $50.15 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2008 Options to be $254,700. Because the directors’ options vested immediately, the entire $254,700 was expensed as of the date of grant. No options were granted to the Company’s officers in 2008.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
Effective May 8, 2015, the Compensation Committee granted options to purchase 225,000 shares (33,690 incentive stock options and 191,310 nonqualified stock options) to 19 Company officers and 14 Company Directors (the “2015 options”), which expire on May 7, 2025. The officers’ 2015 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2015 Options were immediately exercisable. The exercise price of $51.07 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2015 Options to be $1.6 million, of which $1.4 million and $125,300 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $125,300 was expensed

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

SAUL CENTERS, INC. Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
Stock options issued
	Directors
Grant date	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	Subtotals
Total grant	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	322,500
Vested	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	322,500
Exercised	20,000	5,000	7,500	22,500	15,000	15,000	15,000	12,500	7,500	5,000	125,000
Forfeited	2,500	7,500	7,500	—	2,500	2,500	—	—	—	—	22,500
Exercisable at December 31, 2015	7,500	17,500	15,000	10,000	15,000	15,000	20,000	22,500	22,500	30,000	175,000
Remaining unexercised	7,500	17,500	15,000	10,000	15,000	15,000	20,000	22,500	22,500	30,000	175,000
Exercise price	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07
Volatility	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166
Expected life (years)	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%
Risk-free rate	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%
Total value at grant date	$144	$285	$255	$223	$288	$297	$257	$278	$110	$125	$2,262
Expensed in previous years	144	285	255	223	288	297	257	—	—	—	1,749
Expensed in 2013	—	—	—	—	—	—	—	278	—	—	278
Expensed in 2014	—	—	—	—	—	—	—	—	110	—	110
Expensed in 2015	—	—	—	—	—	—	—	—	—	125	125
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	Subtotals				Grand Totals
Total grant	135,000	162,500	242,500	202,500	170,000	190,000	1,102,500				1,425,000
Vested	67,500	118,750	81,875	91,250	42,500	—	401,875				724,375
Exercised	14,097	58,754	40,625	24,375	3,125	—	140,976				265,976
Forfeited	67,500	43,750	135,000	30,000	—	—	276,250				298,750
Exercisable at December 31, 2015	53,403	59,996	41,250	66,875	39,375	—	260,899				435,899
Remaining unexercised	53,403	59,996	66,875	148,125	166,875	190,000	685,274				860,274
Exercise price	$54.17	$41.82	$39.29	$44.42	$47.03	$51.07
Volatility	0.233	0.330	0.315	0.304	0.306	0.298
Expected life (years)	6.5	8.0	8.0	8.0	7.0	7.0
Assumed yield	4.13%	4.81%	5.28%	5.12%	4.89%	4.94%
Risk-free rate	4.61%	2.75%	1.49%	1.49%	2.17%	1.89%
Gross value at grant date	$1,339	$1,367	$1,518	$1,401	$1,350	$1,585	$8,560				$10,822
Estimated forfeitures	62	368	890	280	169	142	1,911				1,911
Expensed in previous years	1,277	457	105	—	—	—	1,839				3,588
Expensed in 2013	—	236	157	209	—	—	602				880
Expensed in 2014	—	217	157	284	197	—	855				965
Expensed in 2015	—	89	157	269	295	241	1,051				1,176
Future expense	—	—	52	359	689	1,202	2,302				2,302
Weighted average term of remaining future expense	2.7	years

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2015, 2014, and 2013:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	748,208	$44.79	753,625	$42.55	570,840	$41.04
Granted	225,000	51.07	200,000	47.03	237,500	44.42
Exercised	(112,934)	43.67	(167,917)	37.71	(49,715)	33.15
Expired/Forfeited	—	—	(37,500)	43.56	(5,000)	52.16
Outstanding December 31	860,274	46.58	748,208	44.79	753,625	42.55
Exercisable at December 31	435,899		380,708	44.85	413,000	42.42

The intrinsic value of options exercised in 2015, 2014, and 2013, was $1.5 million, $2.0 million and $0.6 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2015 was $4.2 million and $2.8 million, respectively. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 31, 2015, the final trading day of calendar 2015, the closing price of $51.27 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. At December 31, 2015, 70,903 options issued in 2007 had an exercise price in excess of the market closing price and therefore had no intrinsic value. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2015 are 5.7 and 7.1 years, respectively.

11.     NON-OPERATING ITEMS
Gain on casualty settlement in 2013 reflects insurance proceeds received in excess of the carrying value of assets damaged during a hail storm at French Market in 2012. The insurance proceeds funded substantially all of the restoration of the damaged property.
12.     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 3.75% and 3.65%, would be approximately $832.4 million and $886.4 million as of December 31, 2015 and 2014, respectively, compared to the carrying value of $892.9 million and $784.8 million at December 31, 2015 and 2014, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year ended December 31,
	2015	2014	2013
Increase (decrease) in fair value:
Recognized in earnings	$(10)	$(10)	$(7)
Recognized in other comprehensive income	124	(675)	2,897
Total	$114	$(685)	$2,890
The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by the market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of December 31, 2015, the fair value of the interest-rate swap was approximately $2.9 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.
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
The Company paid common stock distributions of $1.69 per share in 2015 and $1.56 per share during 2014 and $1.44 per share during 2013, Series A preferred stock dividends of $2.41 per depositary share during 2014 and $2.00 per depositary share in 2013, Series B preferred stock dividends of $0.99 per depository share during 2013, and Series C preferred stock dividends of $1.72 per depositary share during each of 2015 and 2014 and $1.09 per depositary share during 2013. Of the common stock dividends paid, $1.69 per share, $1.56 per share, and $0.96 per share, represented ordinary dividend income in 2015, 2014, and 2013, respectively, and $0.48 per share represented return of capital to the shareholders in 2013. All of the preferred stock dividends paid were considered ordinary dividend income.
The following summarizes distributions paid during the years ended December 31, 2015, 2014, and 2013, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2015
October 31	$3,094	$9,106	$3,129	47,313	$55.73	28,936	$55.73
July 31	3,094	9,081	3,115	56,003	50.30	32,041	50.30
April 30	3,094	9,055	3,104	54,921	50.21	25,264	50.21
January 31	3,093	8,403	2,880	42,975	56.74	20,796	56.74
Total 2015	$12,375	$35,645	$12,228	201,212		107,037
Distributions during 2014
October 31	$3,856	$8,348	$2,879	40,142	$52.71
July 31	3,206	8,314	2,879	57,696	46.79
April 30	3,206	8,269	2,838	60,212	44.14	104,831	$44.77
January 31	3,206	7,415	2,521	39,588	45.15	91,352	45.80
Total 2014	$13,474	$32,346	$11,117	197,638		196,183
Distributions during 2013
October 31	$3,206	$7,388	$2,489	48,836	$46.27	88,309	$46.93
July 31	3,206	7,327	2,489	138,019	45.21
April 30	4,364	7,272	2,489	142,839	42.85
January 31	3,785	7,218	2,489	145,468	41.67
Total 2013	$14,561	$29,205	$9,956	475,162		88,309
In December 2015, the Board of Directors of the Company authorized a distribution of $0.43 per common share payable in January 2016, to holders of record on January 15, 2016. As a result, $9.1 million was paid to common shareholders on January 29, 2016. Also, $3.1 million was paid to limited partnership unitholders on January 29, 2016 ($0.43 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of $0.4297 per Series C depositary share to holders of record on January 7, 2016. As a result, $3.1 million was paid to preferred shareholders on January 15, 2016. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

15.	INTERIM RESULTS (Unaudited)
The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2015 and 2014.

(In thousands, except per share amounts)	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$52,088	$51,711	$52,376	$52,902
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	12,687	12,922	13,238	14,083
Gain on sales of properties	—	11	—	—
Net income attributable to Saul Centers, Inc.	10,207	10,396	10,615	11,250
Net income available to common stockholders	7,113	7,302	7,522	8,156
Net income available to common stockholders per diluted share	0.33	0.35	0.36	0.38

(In thousands, except per share amounts)	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$52,947	$52,286	$50,595	$51,264
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	12,713	14,423	12,479	12,314
Gain on sales of properties	—	6,069	—	—
Net income attributable to Saul Centers, Inc.	10,287	16,054	10,106	10,496
Net income available to common stockholders	7,081	12,847	6,900	5,274
Net income available to common stockholders per diluted share	0.34	0.62	0.33	0.25

16.	BUSINESS SEGMENTS
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2015	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$156,110	$52,916	$51	$209,077
Expenses	(33,877)	(17,266)	—	(51,143)
Income from real estate	122,233	35,650	51	157,934
Interest expense and amortization of deferred debt costs	—	—	(45,165)	(45,165)
General and administrative	—	—	(16,353)	(16,353)
Subtotal	122,233	35,650	(61,467)	96,416
Depreciation and amortization of deferred leasing costs	(30,171)	(13,099)	—	(43,270)
Acquisition related costs	(84)	—	—	(84)
Predevelopment expenses	(57)	(75)	—	(132)
Change in fair value of derivatives	—	—	(10)	(10)
Gain on sale of property	11	—	—	11
Net income (loss)	$91,932	$22,476	$(61,477)	$52,931
Capital investment	$17,159	$52,460	$—	$69,619
Total assets	$936,542	$356,400	$11,203	$1,304,145

As of or for the year ended December 31, 2014
Real estate rental operations:
Revenue	$154,385	$52,632	$75	$207,092
Expenses	(33,781)	(15,732)	—	(49,513)
Income from real estate	120,604	36,900	75	157,579
Interest expense and amortization of deferred debt costs	—	—	(46,034)	(46,034)
General and administrative	—	—	(16,961)	(16,961)
Subtotal	120,604	36,900	(62,920)	94,584
Depreciation and amortization of deferred leasing costs	(28,082)	(13,121)	—	(41,203)
Acquisition related costs	(949)	—	—	(949)
Predevelopment expenses	—	(503)	—	(503)
Change in fair value of derivatives	—	—	(10)	(10)
Gain on sale of property	6,069	—	—	6,069
Net income (loss)	$97,642	$23,276	$(62,930)	$57,988
Capital investment	$66,508	$23,760	$—	$90,268
Total assets	$946,819	$307,901	$12,267	$1,266,987

SAUL CENTERS, INC. Notes to Consolidated Financial Statements (continued)
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2013	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$145,219	$52,609	$69	$197,897
Expenses	(30,729)	(17,213)	—	(47,942)
Income from real estate	114,490	35,396	69	149,955
Interest expense and amortization of deferred debt costs	—	—	(46,589)	(46,589)
General and administrative	—	—	(14,951)	(14,951)
Subtotal	114,490	35,396	(61,471)	88,415
Depreciation and amortization of deferred leasing costs	(27,340)	(21,790)	—	(49,130)
Acquisition related costs	(106)	—	—	(106)
Predevelopment expenses	—	(3,910)	—	(3,910)
Loss on early extinguishment of debt	—	—	(497)	(497)
Gain on casualty settlement	77	—	—	77
Change in fair value of derivatives	—	—	(7)	(7)
Net income (loss)	$87,121	$9,696	$(61,975)	$34,842
Capital investment	$18,232	$8,207	$—	$26,439
Total assets	$888,109	$293,512	$17,054	$1,198,675

17.	Subsequent Events

The Company has reviewed operating activities for the period subsequent to December 31, 2015 and prior to the date that financial settlements are issued, March 4, 2016, and determined there are no subsequent events that are required to be disclosed.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2015 (Dollars in Thousands)
		Costs										Buildings
		Capitalized	Basis at Close of Period									and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$19,713	$6,764	$24,380	$—	$31,144	$11,578	$19,566	$29,564	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	7,503	1,178	7,503	—	8,681	1,108	7,573	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	1,493	18,172	—	18,571	1,094	19,665	13,156	6,509	31,844	1960 & 1974	1/72	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	—	22,623	—	22,623	11,365		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	1,434	5,735	12,419	—	18,154	3,877	14,277	10,587		2/04	40
Boulevard, Fairfax, VA	4,883	4,461	3,687	5,657	—	9,344	2,379	6,965	17,666	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	3,497	9,789	20,745	—	30,534	6,684	23,850	15,064		4/04	40
Broadlands Village, Ashburn, VA	5,316	26,745	5,300	26,761	—	32,061	9,101	22,960	17,964	2002-3, 2004 & 2006	3/02	40 & 50
Countryside Marketplace, Sterling, VA	28,912	3,286	7,666	24,532	—	32,198	7,278	24,920	15,098		2/04	40
Cranberry Square, Westminster, MD	31,578	512	6,700	25,390	—	32,090	2,736	29,354	18,150		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	239	3,901	8,564	—	12,465	2,531	9,934	—		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	—	169	—	169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	13,858	1,118	18,521	—	19,639	10,080	9,559	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	3,576	990	2,034	2,532	—	4,566	2,154	2,412	—	1990	8/93	40
750/730/726 N. Glebe Road, Arlington, VA	46,312	1,994	44,831	3,475	—	48,306	697	47,609	—		08/14, 12/14, 09/15	3 & 2
The Glen, Woodbridge, VA	12,918	7,734	5,300	15,352	—	20,652	7,899	12,753	8,622	1993 & 2005	6/94	40
Great Eastern, District Heights, MD	4,993	10,678	3,785	11,886	—	15,671	8,023	7,648	—	1958 & 1960	1/72	40
Great Falls Center, Great Falls, VA	41,750	2,986	14,766	29,970	—	44,736	5,876	38,860	14,177		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,350	1,856	4,653	—	6,509	3,484	3,025	16,826	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	3,165	4,822	10,927	—	15,749	2,931	12,818	5,959		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	1,161	4,455	10,761	—	15,216	2,829	12,387	8,025		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	328	5,006	9,701	—	14,707	3,206	11,501	7,180	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723	1,188	22,800	55,111	—	77,911	5,925	71,986	38,842		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	7,202	1,425	7,202	—	8,627	3,176	5,451	—	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	36,364	6,546	36,363	—	42,909	11,352	31,557	34,420	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418	6,173	1,132	7,459	—	8,591	5,700	2,891	16,348	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,170	950	14,620	—	15,570	12,109	3,461	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	3,090	26,064	10,149	—	36,213	973	35,240	14,801		12/10	40
Shops at Monocacy, Frederick, MD	9,541	13,926	9,260	14,207	—	23,467	4,635	18,832	13,387	2003-4	11/03	50
Northrock, Warrenton, VA	12,686	15,167	12,686	15,167	—	27,853	2,813	25,040	15,748	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,514	5,409	17,038	—	22,447	6,112	16,335	10,928	2003-4	07/03	40
Olney, Olney, MD	1,884	1,706	—	3,590	—	3,590	3,275	315	11,282	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	814	7,751	12,440	—	20,191	2,703	17,488	10,492		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	1,375	5,739	14,001	—	19,740	3,648	16,092	9,127		3/05	40
Ravenwood, Baltimore, MD	1,245	4,097	703	4,639	—	5,342	2,771	2,571	15,360	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	—	22,113	4,448	—	26,561	584	25,977	—		10/10 12/12	40
1500/1580/1582/1584 Rockville Pike, Rockville, MD	51,149	906	43,863	8,192	—	52,055	3,281	48,774	—		12/12, 1/14, 4/14, 12/14	5, 10, 5, 4
Seabreeze Plaza, Palm Harbor, FL	24,526	1,525	8,665	17,386	—	26,051	4,566	21,485	17,011		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920	106	1,147	1,879	—	3,026	373	2,653	—		3/08	40
Seven Corners, Falls Church, VA	4,848	43,692	4,913	43,627	—	48,540	26,614	21,926	67,850	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254	86	12,700	50,640	—	63,340	5,381	57,959	34,133		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	9,924	992	11,640	—	12,632	7,259	5,373	11,778	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	7,619	6,402	19,036	—	25,438	5,763	19,675	—		1/06	40
Southdale, Glen Burnie, MD	3,650	21,366	—	24,394	622	25,016	20,890	4,126	—	1962 & 1986	1/72	40
Southside Plaza, Richmond, VA	6,728	10,357	1,878	15,207	—	17,085	11,595	5,490	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	4,130	703	5,901	—	6,604	4,491	2,113	—	1970	2/76	40
Thruway, Winston-Salem, NC	4,778	23,579	5,496	22,756	105	28,357	14,760	13,597	40,360	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	1,971	7,851	10,622	—	18,473	6,003	12,470	14,197	1990	8/93	40
Westview Village, Frederick, MD	6,047	22,499	6,047	22,499	—	28,546	5,310	23,236	—	2009	11/07, 02/15	50
White Oak, Silver Spring, MD	6,277	5,357	4,649	6,985	—	11,634	5,758	5,876	25,088	1958 & 1967	1/72	40
Other Buildings / Improvements		221		221		221	95	126	—
Total Shopping Centers	766,970	393,939	389,369	769,719	1,821	1,160,909	295,522	865,387	629,243

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	28,896	3,756	46,599	—	50,355	33,503	16,852	29,714	1981-2000	12/2/1984	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	185,129	16,287	181,595	—	197,882	27,412	170,470	112,299	2010	7/73, 1/96 & 4/02	50
601 Pennsylvania Ave., Washington, DC	5,479	65,773	5,667	65,585	—	71,252	47,842	23,410	—	1986	7/73	35
Washington Square, Alexandria, VA	2,034	53,631	544	55,121	—	55,665	21,091	34,574	30,778	1952 & 2000	7/73	50
Total Mixed-Use Properties	41,725	333,429	26,254	348,900	—	375,154	129,848	245,306	172,791

Development Land
Ashland Square Phase II, Manassas, VA	5,292	1,736	7,028	—	—	7,028	—	7,028	—		12/04
New Market, New Market, MD	2,088	286	2,374	—	—	2,374	—	2,374	—		9/05
Park Van Ness, Washington, DC	2,242	75,003	2,242	75,003	—	77,245	—	77,245	45,208		07/73 and 02/11
Total Development Land	9,622	77,025	11,644	75,003	—	86,647	—	86,647	45,208
Total	$818,317	$804,393	$427,267	$1,193,622	$1,821	$1,622,710	$425,370	$1,197,340	$847,242

(1)	Includes the North and South Blocks and Residential

*Excludes Crosstown Business Center which was designated as held for sale as of December 31, 2015, and included in Other Assets.

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2015

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.1 billion at December 31, 2015. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2015 are summarized as follows:

(In thousands)	2015	2014	2013
Total real estate investments:
Balance, beginning of year	$1,560,159	$1,459,439	$1,466,068
Acquisitions	4,894	70,921	5,124
Improvements	70,067	34,417	21,991
Retirements	(1,981)	(4,618)	(33,744)
Transfers to assets held for sale	(10,429)	—	—
Balance, end of year	$1,622,710	$1,560,159	$1,459,439
Total accumulated depreciation:
Balance, beginning of year	$396,617	$364,663	$353,305
Depreciation expense	37,698	35,933	43,204
Retirements	(1,911)	(3,979)	(31,846)
Transfers to assets held for sale	(7,034)	$—	—
Balance, end of year	$425,370	$396,617	$364,663