Form 10-Q
period 2016-03-31
SAUL CENTERS INC
filed 2016-05-05
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 29, 2016: 21.1 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2015, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate investments
Land	$424,840	$424,837
Buildings and equipment	1,114,635	1,114,357
Construction in progress	92,698	83,516
	1,632,173	1,622,710
Accumulated depreciation	(431,463)	(425,370)
	1,200,710	1,197,340
Cash and cash equivalents	15,352	10,003
Accounts receivable and accrued income, net	48,593	51,076
Deferred leasing costs, net	26,815	26,919
Prepaid expenses, net	3,401	4,663
Other assets	6,764	5,407
Total assets	$1,301,635	$1,295,408
Liabilities
Notes payable	$790,324	$796,169
Revolving credit facility payable	21,825	26,695
Construction loan payable	53,042	43,641
Dividends and distributions payable	16,570	15,380
Accounts payable, accrued expenses and other liabilities	30,893	27,687
Deferred income	30,959	32,109
Total liabilities	943,613	941,681
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 21,335,346 and 21,266,239 shares issued and outstanding, respectively	213	213
Additional paid-in capital	308,574	305,008
Accumulated deficit	(180,264)	(180,091)
Accumulated other comprehensive loss	(2,313)	(1,802)
Total Saul Centers, Inc. stockholders’ equity	306,210	303,328
Noncontrolling interest	51,812	50,399
Total stockholders’ equity	358,022	353,727
Total liabilities and stockholders’ equity	$1,301,635	$1,295,408
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2016	2015
Revenue
Base rent	$42,607	$41,479
Expense recoveries	9,558	8,732
Percentage rent	363	438
Other	4,398	1,439
Total revenue	56,926	52,088
Operating expenses
Property operating expenses	7,995	7,616
Provision for credit losses	432	246
Real estate taxes	5,934	5,901
Interest expense and amortization of deferred debt costs	11,089	11,406
Depreciation and amortization of deferred leasing costs	11,035	10,440
General and administrative	4,060	3,771
Acquisition related costs	—	21
Total operating expenses	40,545	39,401
Operating income	16,381	12,687
Change in fair value of derivatives	(7)	(6)
Net Income	16,374	12,681
Noncontrolling interests
Income attributable to noncontrolling interests	(3,426)	(2,474)
Net income attributable to Saul Centers, Inc.	12,948	10,207
Preferred stock dividends	(3,094)	(3,094)
Net income attributable to common stockholders	$9,854	$7,113
Per share net income attributable to common stockholders
Basic and diluted	$0.46	$0.34
Dividends declared per common share outstanding	$0.47	$0.43
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net income	$16,374	$12,681
Other comprehensive income
Change in unrealized loss on cash flow hedge	(688)	(427)
Total comprehensive income	15,686	12,254
Comprehensive income attributable to noncontrolling interests	(3,249)	(2,364)
Total comprehensive income attributable to Saul Centers, Inc.	12,437	9,890
Preferred stock dividends	(3,094)	(3,094)
Total comprehensive income attributable to common stockholders	$9,343	$6,796
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2015	$180,000	$213	$305,008	$(180,091)	$(1,802)	$303,328	$50,399	$353,727
Issuance of common stock:
54,280 shares pursuant to dividend reinvestment plan	—	—	2,669	—	—	2,669	—	2,669
14,827 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	897	—	—	897	—	897
Issuance of 32,769 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	1,613	1,613
Net income	—	—	—	12,948	—	12,948	3,426	16,374
Change in unrealized loss on cash flow hedge	—	—	—	—	(511)	(511)	(177)	(688)
Series C preferred stock distributions	—	—	—	—	—	—	—	—
Common stock distributions	—	—	—	—	—	—	—	—
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.47/share) and distributions payable partnership units ($0.47/unit)	—	—	—	(10,027)	—	(10,027)	(3,449)	(13,476)
Balance, March 31, 2016	$180,000	$213	$308,574	$(180,264)	$(2,313)	$306,210	$51,812	$358,022
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$16,374	$12,681
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	7	6
Depreciation and amortization of deferred leasing costs	11,035	10,440
Amortization of deferred debt costs	332	362
Non cash compensation costs of stock grants and options	293	256
Provision for credit losses	432	246
(Increase) decrease in accounts receivable and accrued income	2,051	(1,144)
Additions to deferred leasing costs	(1,468)	(1,169)
Decrease in prepaid expenses	1,262	587
Increase in other assets	(1,357)	(730)
Increase in accounts payable, accrued expenses and other liabilities	3,486	2,064
Decrease in deferred income	(1,150)	(406)
Net cash provided by operating activities	31,297	23,193
Cash flows from investing activities:
Acquisitions of real estate investments	—	(893)
Additions to real estate investments	(4,150)	(2,712)
Additions to development and redevelopment projects	(9,658)	(7,019)
Net cash used in investing activities	(13,808)	(10,624)
Cash flows from financing activities:
Proceeds from notes payable	—	30,000
Repayments on notes payable	(6,047)	(20,914)
Proceeds from revolving credit facility	6,000	4,000
Repayments on revolving credit facility	(11,000)	(21,000)
Proceeds from construction loan	9,377	3,377
Additions to deferred debt costs	24	(183)
Proceeds from the issuance of:
Common stock	3,273	5,315
Partnership units	1,613	1,180
Distributions to:
Series C preferred stockholders	(3,094)	(3,094)
Common stockholders	(9,145)	(8,379)
Noncontrolling interests	(3,141)	(2,879)
Net cash used in financing activities	(12,140)	(12,577)
Net increase (decrease) in cash and cash equivalents	5,349	(8)
Cash and cash equivalents, beginning of period	10,003	12,128
Cash and cash equivalents, end of period	$15,352	$12,120

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
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
The following table lists the significant properties acquired, in development and disposed since December 31, 2014.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
726 N. Glebe Road	Arlington, VA	Shopping Center	2015
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013-2016
As of March 31, 2016, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), six mixed-use properties, one of which was designated as held for sale, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of March 31, 2016, 31 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Three tenants individually accounted for 2.5% or more of the Company’s total revenue for the three months ended March 31, 2016. Giant Food, a tenant at nine Shopping Centers, Capital One, a tenant at 20 properties, and Albertson's/Safeway, a tenant at nine Shopping Centers, individually accounted for 4.2%, 2.7%, and 2.6%, respectively, of the Company's total revenue for the three months ended March 31, 2016.
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

Notes to Consolidated Financial Statements (Unaudited)

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2015, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1.4 million and $1.3 million at March 31, 2016 and December 31, 2015, respectively.
In addition to rents due currently, accounts receivable includes approximately $41.9 million and $41.4 million, at March 31, 2016 and December 31, 2015, respectively, net of allowance for doubtful accounts totaling $0.4 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of March 31, 2016, the Company has classified as held-for-sale one operating property, comprising 197,127 square feet of gross leasable area. The book value of this property, which is included in Other Assets, was $3.4 million, net of accumulated depreciation of $7.0 million, which does not exceed its estimated fair value, less costs to sell, and liabilities were $0.2 million. Fair value was determined based on a third party appraisal.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Notes to Consolidated Financial Statements (Unaudited)

Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of March 31, 2016 and December 31, 2015, is composed of the following:

(in thousands)	March 31, 2016	December 31, 2015
Park Van Ness	$86,079	$77,245
Other	6,619	6,271
Total	$92,698	$83,516

Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $8.4 million and $8.7 million, net of accumulated amortization of $6.3 million and $6.2 million, at March 31, 2016 and December 31, 2015, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.8 million and $26.9 million, net of accumulated amortization of $27.7 million and $26.6 million, as of March 31, 2016 and December 31, 2015, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $1.6 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.
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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment

Notes to Consolidated Financial Statements (Unaudited)

indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2016 and 2015.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $0.9 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $9.5 million and $9.1 million for the three months ended March 31, 2016 and 2015, respectively. Repairs and maintenance expense totaled $4.3 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (Unaudited)

If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of March 31, 2016, the director's deferred fee accounts comprise 239,553 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.2% common interest as of March 31, 2016. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	As of or for the three months ended March 31,
(In thousands)	2016	2015
Weighted average common stock outstanding-Basic	21,306	21,018
Effect of dilutive options	31	119
Weighted average common stock outstanding-Diluted	21,337	21,137
Non-dilutive options	291	—
Years non-dilutive options were issued	2007 and 2015

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09 and in April 2016, the FASB issued ASU 2016-10, both of which are titled, “Revenue from Contracts with Customers” (collectively “ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance and will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted but not before annual periods beginning after December 15, 2016. ASU 2014-09 must be applied retrospectively by either restating prior periods or by recognizing the cumulative effect as of the first date of application. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation” ("ASU 2015-02"). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for annual periods beginning after December 15, 2015, and interim periods within those years. The adoption of ASU 2015-02 effective January 1, 2016, did not have a material impact on the Company’s consolidated financial statements or disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and will require an entity to deduct transaction costs from the carrying value of the related financial liability and not record those transaction costs as a separate asset. Recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years, and must be applied retrospectively by adjusting the balance sheet

Notes to Consolidated Financial Statements (Unaudited)

of each individual period presented. The Company retrospectively adopted ASU 2015-03 effective January 1, 2016. As a result of the adoption of ASU 2015-03, the Company no longer reports its net deferred debt costs as an asset and instead reports those amounts as reduction of the carrying value of the associated debt.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation" ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for several aspects of share-based payments including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The transition method varies based on the specific amendment. We are evaluating the impact that ASU 2016-09 will have on our consolidated financial statements and related disclosures.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the three months ended March 31, 2016.

3.	Real Estate Acquired and Sold
726 N. Glebe Road
In September 2015, the Company purchased for $4.0 million, 726 N. Glebe Road and incurred acquisition costs of $56,700. The property is contiguous with two other properties owned by the Company and is located in Arlington, Virginia.
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

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2016, the Saul Organization holds a 25.8% limited partnership interest in the Operating Partnership represented by approximately 7.3 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2016, approximately 1.0 million units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.8% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended March 31, 2016 and 2015, were approximately 28.7 million and 28.3 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $873.6 million at March 31, 2016, of which approximately $835.9 million was fixed-rate debt and approximately $37.7 million was variable rate debt, including

Notes to Consolidated Financial Statements (Unaudited)

$23.0 million outstanding on the Company's unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $852.2 million as of March 31, 2016.
At March 31, 2016, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On March 31, 2016, based on the value of the Company’s unencumbered properties, approximately $251.6 million was available under the line, $23.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of March 31, 2016, the margin was 145 basis points.
At March 31, 2016, the Company had a $71.6 million construction-to-permanent loan, with $54.6 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.7 million outstanding at March 31, 2016) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
At December 31, 2015, the principal amount of the Company’s outstanding debt totaled approximately $875.2 million, of which $832.4 million was fixed rate debt and $42.8 million was variable rate debt, including $28.0 million outstanding on the Company’s unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled $856.8 million as of December 31, 2015.
At March 31, 2016, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2016	$—		$18,607	$18,607
2017	14,442		25,768	40,210
2018	50,748	(a)	25,902	76,650
2019	60,794		24,614	85,408
2020	61,163		21,892	83,055
2021	11,011		21,405	32,416
Thereafter	430,930		106,296	537,226
Principal amount	$629,088		$244,484	873,572
Unamortized deferred debt costs				8,381
Net				$865,191
(a) Includes $23.0 million outstanding under the line of credit.
Interest expense and amortization of deferred debt costs for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Interest incurred	$11,677	$11,384
Amortization of deferred debt costs	332	362
Capitalized interest	(920)	(340)
	$11,089	$11,406

Notes to Consolidated Financial Statements (Unaudited)

6.	Stockholders’ Equity and Noncontrolling Interests
The consolidated statements of operations for the three months ended March 31, 2016 and 2015, reflect noncontrolling interests of $3.4 million and $2.5 million, respectively, representing the Saul Organization’s share of net income for each period.
The Company has outstanding 7.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed on or after February 12, 2018 at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $84,300 and $103,000 for the three months ended March 31, 2016 and 2015, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2016 and 2015, the Company contributed $39,200 and $31,200, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.9 million and $1.8 million, at March 31, 2016 and December 31, 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2016 and 2015, which included rental expense for the Company’s headquarters lease, totaled approximately $1.7 million and $1.9 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of March 31, 2016 and December 31, 2015, accounts payable, accrued expenses and other liabilities included approximately $679,400 and $655,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company has entered into a shared third-party predevelopment cost agreement with the B. F. Saul Real Estate Investment Trust, a member of the Saul Organization (the “Predevelopment Agreement”). The Predevelopment Agreement, which expired on December 31, 2015, and was extended to December 31, 2016, relates to the sharing of third-party predevelopment costs incurred in connection with the planning of the future redevelopment of certain adjacent real estate assets in the Twinbrook area of Rockville, Maryland. The costs will be billed by the third-parties on a pro rata basis based on the acreage owned by each entity and neither party is obligated to advance funds to the other.

Notes to Consolidated Financial Statements (Unaudited)

The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $210,200 and $222,400 for the three months ended March 31, 2016 and 2015, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $73,600 and $83,000 for the three months ended March 31, 2016 and 2015, respectively.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2016.

Notes to Consolidated Financial Statements (Unaudited)

Stock options issued

	Directors
Grant date	5/1/2006	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	Subtotals
Total grant	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	322,500
Vested	30,000	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	322,500
Exercised	25,000	5,000	7,500	22,500	15,000	15,000	15,000	12,500	7,500	5,000	130,000
Forfeited	2,500	7,500	7,500	—	2,500	2,500	—	—	—	—	22,500
Exercisable at March 31, 2016	2,500	17,500	15,000	10,000	15,000	15,000	20,000	22,500	22,500	30,000	170,000
Remaining unexercised	2,500	17,500	15,000	10,000	15,000	15,000	20,000	22,500	22,500	30,000	170,000
Exercise price	$40.35	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07
Volatility	0.206	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166
Expected life (years)	9.0	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	5.93%	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%
Risk-free rate	5.11%	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%
Total value at grant date	$143,400	$285,300	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$2,261,975
Expensed in previous years	143,400	285,300	254,700	222,950	287,950	297,375	257,250	278,250	109,500	125,300	2,261,975
Expensed in 2016	—	—	—	—	—	—	—	—	—	—	—
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	Subtotals				Grand Totals
Total grant	135,000	162,500	242,500	202,500	170,000	190,000	1,102,500				1,425,000
Vested	67,500	118,750	81,875	91,250	42,500	—	401,875				724,375
Exercised	14,097	61,254	43,125	26,875	5,000	—	150,351				280,351
Forfeited	67,500	43,750	135,000	30,000	—	—	276,250				298,750
Exercisable at March 31, 2016	53,403	57,496	38,750	64,375	37,500	—	251,524				421,524
Remaining unexercised	53,403	57,496	64,375	145,625	165,000	190,000	675,899				845,899
Exercise price	$54.17	$41.82	$39.29	$44.42	$47.03	$51.07
Volatility	0.233	0.330	0.315	0.304	0.306	0.298
Expected life (years)	6.5	8.0	8.0	8.0	7.0	7.0
Assumed yield	4.13%	4.81%	5.28%	5.12%	4.89%	4.94%
Risk-free rate	4.61%	2.75%	1.49%	1.49%	2.17%	1.89%
Gross value at grant date	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$8,559,575				$10,821,550
Estimated forfeitures	62,000	367,937	889,690	280,468	168,749	141,780	1,910,624				1,910,624
Expensed in previous years	1,277,200	998,688	575,994	762,034	492,120	240,472	4,346,508				6,608,483
Expensed in 2016	—	—	39,273	67,275	73,818	90,177	270,543				270,543
Future expense	—	—	13,093	291,523	615,113	1,112,171	2,031,900				2,031,900
Weighted average term of remaining future expense (in years)			2.5

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	860,274	$46.58	$4,237,456
Granted	—	—	—
Exercised	(14,375)	42.00	139,494
Expired/Forfeited	—	—
Outstanding March 31	845,899	46.66	5,460,449
Exercisable March 31	421,524	45.44	3,275,643
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 31, 2016, the closing share price of $53.02 was lower than the exercise price of the 70,903 outstanding options granted in 2007, and, therefore, those options had no intrinsic value as of March 31, 2016. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 6.9 years and 5.5 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.65% and 3.75%, would be approximately $894.8 million and $892.9 million, respectively, compared to the principal balance of $835.9 million and $832.4 million at March 31, 2016 and December 31, 2015, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of March 31, 2016, the fair value of the interest-rate swap was approximately $3.6 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended March 31,
(In thousands)	2016	2015
Change in fair value:
Recognized in earnings	$(7)	$(6)
Recognized in other comprehensive income	(688)	(427)
	$(695)	$(433)

Notes to Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies
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
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2016 presentation.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended March 31, 2016
Real estate rental operations:
Revenue	$43,446	$13,467	$13	$56,926
Expenses	(10,154)	(4,207)	—	(14,361)
Income from real estate	33,292	9,260	13	42,565
Interest expense and amortization of deferred debt costs	—	—	(11,089)	(11,089)
General and administrative	—	—	(4,060)	(4,060)
Subtotal	33,292	9,260	(15,136)	27,416
Depreciation and amortization of deferred leasing costs	(7,868)	(3,167)	—	(11,035)
Change in fair value of derivatives	—	—	(7)	(7)
Net income (loss)	$25,424	$6,093	$(15,143)	$16,374
Capital investment	$2,113	$10,871	$—	$12,984
Total assets	$920,351	$363,993	$17,291	$1,301,635

Three months ended March 31, 2015
Real estate rental operations:
Revenue	$39,364	$12,711	$13	$52,088
Expenses	(9,536)	(4,227)	—	(13,763)
Income from real estate	29,828	8,484	13	38,325
Interest expense and amortization of deferred debt costs	—	—	(11,406)	(11,406)
General and administrative	—	—	(3,771)	(3,771)
Acquisition related costs	(21)	—	—	(21)
Subtotal	29,807	8,484	(15,164)	23,127
Depreciation and amortization of deferred leasing costs	(7,316)	(3,124)	—	(10,440)
Change in fair value of derivatives	—	—	(6)	(6)
Net income (loss)	$22,491	$5,360	$(15,170)	$12,681
Capital investment	$2,946	$7,678	$—	$10,624
Total assets	$937,619	$312,311	$20,681	$1,270,611

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to March 31, 2016, and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2015. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

•	such other risks as described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2015.
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2016.
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

	Three months ended March 31,
	2016	2015	2014	2013	2012
Base rent	$18.71	$18.37	$17.96	$17.76	$16.78
Effective rent	$16.86	$16.74	$16.35	$15.78	$15.24

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
The Company recently completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels will have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of May 4, 2016, leases have been executed for 42 apartments. In late April 2016, the Company received from the District of Columbia a certificate of occupancy for the apartments and the first tenant moved in on May 2, 2016. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, is expected to be approximately $93.0 million, a portion of which is financed with a $71.6 million construction-to-permanent loan. Costs incurred through March 31, 2016, total approximately $86.1 million, of which $54.6 million has been financed by the loan.
In January 2016, the Company terminated a 16,500 square foot lease at 11503 Rockville Pike and received a $3.0 million lease termination fee which was recognized as revenue in the first quarter. The space was previously occupied by an office supply store that had vacated in mid 2014 and the lease was scheduled to expire in 2019. The termination fee revenue will be partially offset by the loss of approximately $1.0 million in rental revenue over the remainder of 2016. The Company is in negotiation with a replacement tenant. While the Company continues to plan for a mixed-use development at this site and its neighboring Metro Pike Center, the initial phases of this development are expected to be on the west side of Rockville Pike at Metro Pike Center. The Company has not committed to any timetable for commencement of construction.
The Company was recently informed by Albertson's/Safeway, a tenant at nine of the Company's shopping centers, that it will close two Safeway stores located at the Company's properties by May 31, 2016. The stores that will close are located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The leases at these locations remain in full force and effect. The Company is in discussions with Albertson's/Safeway and other retailers as it pursues options for the future.
The Company's tenants were further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the first quarters of 2016 and 2015 hindered the ability of customers to shop. The cost of removing snow from the Company's properties during the three months ended March 31, 2016 and 2015, was approximately $2.3 million and $1.6 million, respectively, approximately 60% of which will be or has been billed to tenants.
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area initially were less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 95.2% at March 31, 2016, compared to 94.4% at March 31, 2015.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2016, amortizing fixed-rate debt with staggered maturities from 2018 to 2034 represented approximately 95.7% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of March 31, 2016, the Company’s variable-rate debt consisted of a $14.7 million bank term loan secured by Metro Pike Center and $23.0 million outstanding under the revolving credit facility. As of March 31, 2016, the Company has availability of approximately $251.6 million under its $275.0 million unsecured revolving line of credit.
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

Same property revenue

(in thousands)	Three months ended March 31,
	2016	2015
Total revenue	$56,926	$52,088
Less: Interest income	(13)	(13)
Less: Acquisitions, dispositions and development properties	(266)	(208)
Total same property revenue	$56,647	$51,867
Shopping centers	$43,194	$39,156
Mixed-Use properties	13,453	12,711
Total same property revenue	$56,647	$51,867
The $4.8 million increase in same property revenue for the 2016 quarter compared to the 2015 quarter was primarily due to (a) the net impact of a lease termination at 11503 Rockville Pike ($2.7 million), (b) an increase in expense recoveries
($0.8 million), (c) a $0.33 per square foot increase in base rent ($0.7 million), and (d) a 60,845 square foot increase in average leased space ($0.3 million).

Same property operating income

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$16,374	$12,681
Add: Interest expense and amortization of deferred debt costs	11,089	11,406
Add: Depreciation and amortization of deferred leasing costs	11,035	10,440
Add: General and administrative	4,060	3,771
Add: Acquisition related costs	—	21
Add: Change in fair value of derivatives	7	6
Less: Interest income	(13)	(13)
Property operating income	42,552	38,312
Less: Acquisitions, dispositions & development property	172	182
Total same property operating income	$42,380	$38,130
Shopping centers	$33,075	$29,646
Mixed-Use properties	9,305	8,484
Total same property operating income	$42,380	$38,130
Same property operating income increased $4.2 million for the 2016 quarter compared to the 2015 quarter due primarily to (a) the net impact of a lease termination at 11503 Rockville Pike ($2.7 million), (b) an increase in expense recoveries
($0.8 million), (c) a $0.33 per square foot increase in base rent ($0.7 million), and (d) a 60,845 square foot increase in average leased space ($0.3 million) partially offset by (e) higher property operating expenses ($0.3 million) and (f) higher provisions for credit losses ($0.2 million).

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Revenue

	Three months ended March 31,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Base rent	$42,607	$41,479	$1,128	2.7%
Expense recoveries	9,558	8,732	826	9.5%
Percentage rent	363	438	(75)	(17.1)%
Other	4,398	1,439	2,959	205.6%
Total revenue	$56,926	$52,088	$4,838	9.3%
Base rent includes $548,000 and $475,500 for the three months ended March 31, 2016 and 2015, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $430,700 and $449,300, for the three months ended March 31, 2016 and 2015, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 9.3% in the three months ended March 31, 2016 (“2016 Quarter”) compared to the three months ended March 31, 2015 (“2015 Quarter”) primarily due to (a) the net impact of a lease termination at 11503 Rockville Pike
($2.7 million), (b) an increase in expense recoveries ($0.8 million), (c) a $0.33 per square foot increase in base rent
($0.7 million) and (d) a 65,659 square foot increase in average leased space ($0.3 million).

Operating Expenses

	Three months ended March 31,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Property operating expenses	$7,995	$7,616	$379	5.0%
Provision for credit losses	432	246	186	75.6%
Real estate taxes	5,934	5,901	33	0.6%
Interest expense and amortization of deferred debt costs	11,089	11,406	(317)	(2.8)%
Depreciation and amortization of deferred leasing costs	11,035	10,440	595	5.7%
General and administrative	4,060	3,771	289	7.7%
Acquisition related costs	—	21	(21)	(100.0)%
Total operating expenses	$40,545	$39,401	$1,144	2.9%
Total operating expenses increased 2.9% in the 2016 Quarter compared to the 2015 Quarter.
Provision for credit losses. The provision for credit losses for the 2016 Quarter represents 0.76% of the Company’s revenue, an increase from 0.47% for the 2015 Quarter. The increase is due primarily to a shopping center tenant with cash flow difficulties for which the Company has fully reserved the outstanding receivable.
Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization to $11.0 million in the 2016 Quarter from $10.4 million in the 2015 Quarter was primarily due to increased depreciation resulting from new assets and tenant improvements installed throughout the portfolio net of reduced depreciation as a result of assets becoming fully depreciated.

Liquidity and Capital Resources
Cash and cash equivalents totaled $15.4 million and $12.1 million at March 31, 2016 and 2015, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$31,297	$23,193
Net cash used in investing activities	(13,808)	(10,624)
Net cash used in financing activities	(12,140)	(12,577)
Increase (decrease) in cash and cash equivalents	$5,349	$(8)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding. The $8.1 million increase in net cash provided by operating activities from 2015 to 2016 is primarily attributable to (a) a $3.0 million termination fee and (b) net changes in other assets and liabilities.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $3.2 million increase in cash used in investing activities is primarily due to the Company's development activities at Park Van Ness ($2.1 million). Tenant improvement and property capital expenditures totaled $4.2 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2016 primarily reflects:

•	the repayment of notes payable totaling $6.0 million;

•	revolving credit facility principal payments of $11.0 million;

•	distributions to common stockholders totaling $9.1 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $3.1 million; and

•	distributions to preferred stockholders totaling $3.1 million;
which was partially offset by:

•	advances of $6.0 million from the revolving credit facility;

•	proceeds of $1.6 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP");

•	proceeds of $3.3 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $9.4 million from the Park Van Ness construction loan.
Net cash used in financing activities for the three months ended March 31, 2015 primarily reflects:

•	revolving credit facility payments of $21.0 million;

•	repayment of notes payable totaling $20.9 million;

•	distributions to common stockholders totaling $8.4 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $2.9 million; and

•	distributions made to preferred stockholders totaling $3.1 million;
which was partially offset by:

•	advances from the revolving credit facility totaling $4.0 million;

•	proceeds of $1.2 million from the issuance of limited partnership units in the Operating Partnership pursuant to our DRIP;

•	proceeds of $5.3 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $3.4 million from the Park Van Ness construction loan.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing Park Van Ness, a primarily residential project with street-level retail. As of March 31, 2016, the estimated cost to complete the project is approximately $6.9 million, which will be funded by the remaining availability under the construction-to-permanent loan. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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

As of March 31, 2016, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2016	$—		$18,607	$18,607
2017	14,442		25,768	40,210
2018	50,748	(a)	25,902	76,650
2019	60,794		24,614	85,408
2020	61,163		21,892	83,055
2021	11,011		21,405	32,416
Thereafter	430,930		106,296	537,226
Principal amount	$629,088		$244,484	873,572
Unamortized deferred debt expense				8,381
Net				$865,191
(a) Includes $23.0 million outstanding under the line of credit.

Management believes that the Company’s capital resources, which at March 31, 2016 included cash balances of approximately $15.4 million and borrowing availability of approximately $251.6 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 52,142 and 41,334 shares under the DRIP at a weighted average discounted price of $49.24 and $56.74 per share, during the three months ended March 31, 2016 and 2015, respectively. The Company issued 32,770 and 20,796 limited partnership units under the DRIP at a weighted average price of $49.24 and $56.74 per unit during the three months ended March 31, 2016 and 2015, respectively. The Company also credited 2,138 and 1,641 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $49.24 and $56.74 per share, during the three months ended March 31, 2016 and 2015, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2016.
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
The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of March 31, 2016, $23.0 million was outstanding, approximately $251.6 million was available under the line and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of March 31, 2016, the margin was 145 basis points.
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
As of March 31, 2016, the Company was in compliance with all such covenants.
At March 31, 2016, the Company had a $71.6 million construction-to-permanent loan, with $54.6 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.7 million outstanding at March 31, 2016) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
Preferred Stock
The Company has outstanding 7.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock. The depositary shares may be redeemed at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends on or after February 12, 2018. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the three months ended March 31, 2016, totaled $24.3 million, an increase of 21.4% compared to the three months ended March 31, 2015.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Net income	$16,374	$12,681
Add:
Real estate depreciation and amortization	11,035	10,440
FFO	27,409	23,121
Subtract:
Preferred stock dividends	(3,094)	(3,094)
FFO available to common stockholders and noncontrolling interests	$24,315	$20,027
Weighted average shares:
Diluted weighted average common stock	21,337	21,137
Convertible limited partnership units	7,327	7,213
Average shares and units used to compute FFO per share	28,664	28,350
FFO per share available to common stockholders and noncontrolling interests	$0.85	$0.71

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

Acquisitions and Redevelopments
During the remainder of the year, the Company will complete its activities related to the development of Park Van Ness, may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the balance of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2015 and the three months ended March 31, 2016.

Park Van Ness
The Company recently completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side will be below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels will have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of May 4, 2016, leases have been executed for 42 apartments. In late April 2016, the Company received from the District of Columbia a certificate of occupancy for the apartments and the first tenant moved in on May 2, 2016. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which is financed with a $71.6 million construction-to-permanent loan. Costs incurred through March 31, 2016, total approximately $86.1 million, of which $54.6 million has been financed by the loan.
726 N. Glebe Road
In September 2015, the Company purchased for $4.0 million a single-tenant property with a 4,800 square foot store, and incurred acquisition costs of $56,700. Together with the adjacent 730 and 750 N. Glebe Road previously acquired by the Company, the properties comprise 2.5 acres of land which is zoned for development potential of up to 490,000 square feet of mixed-use space. The Company has filed a development plan with Arlington County, Virginia for final zoning and site plan approval, but has not committed to any timetable for commencement of construction.
Germantown Center
In 2014, the Company entered into a contingent ground lease with CVS and, as of June 30, 2015, all of the lease contingencies had been satisfied and lease payments commenced in November 2015. CVS has demolished two of the four existing buildings that currently comprise the center and will construct a 13,500 square foot pharmacy building. CVS expects to commence operations in late 2016. The Company incurred approximately $57,000 of predevelopment costs in the third quarter of 2015 and does not expect to incur further predevelopment costs related to the project.
Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2016	50	6	7,896,499	1,453,159	95.8%	91.8%
March 31, 2015	50	6	7,886,184	1,453,159	94.8%	92.2%
As of March 31, 2016, 95.2% of the Commercial portfolio was leased, compared to 94.5% at March 31, 2015. On a same property basis, 95.2% of the Commercial portfolio was leased, compared to 94.4% at March 31, 2015. As of March 31, 2016, the Clarendon Center apartments were 99.2% leased compared to 98.4% at March 31, 2015.
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

			Average Base Rent per Square Foot
Three months ended March 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2016	194,800	46	$19.04	$18.99
2015	325,633	57	16.77	17.35

Additional information about the 2016 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	17	30
Square feet	52,130	147,053
Per square foot average annualized:
Base rent	$21.79	$18.82
Tenant improvements	(2.70)	(0.16)
Leasing costs	(0.41)	(0.01)
Rent concessions	(0.14)	(0.14)
Effective rents	$18.54	$18.51

During the three months ended March 31, 2016, the Company entered into 37 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.61 from $3.42. During the three months ended March 31, 2015, the Company entered into 30 new or renewed apartment leases. The average monthly rent per square foot for these leases was unchanged at $3.36.
As of December 31, 2015, 1,035,195 square feet of Commercial space was subject to leases scheduled to expire in 2016. Of those leases, as of March 31, 2016, leases representing 882,264 square feet of Commercial space have not yet renewed and are scheduled to expire over the next nine months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	882,264
Average base rent per square foot	$14.98
Estimated market base rent per square foot	$14.92

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at March 31, 2016 was approximately $3.6 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2016, the Company had variable rate indebtedness totaling $37.7 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2016 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $377,000 based on those balances. As of March 31, 2016, the Company had fixed-rate indebtedness totaling $835.9 million with a weighted average interest rate of 5.52%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2016 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $42.1 million less than the carrying value.

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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
During the quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2015 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the
January 29, 2016 dividend distribution acquired 27,032 shares of common stock at a price of $49.24 per share and
32,770 limited partnership units at a price of $49.24 per unit.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: May 5, 2016	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: May 5, 2016	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: May 5, 2016	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)