Form 10-Q
period 2016-08-02
SAUL CENTERS INC
filed 2016-08-02
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of July 29, 2016: 21.4 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate investments
Land	$427,112	$424,837
Buildings and equipment	1,206,307	1,114,357
Construction in progress	7,327	83,516
	1,640,746	1,622,710
Accumulated depreciation	(440,499)	(425,370)
	1,200,247	1,197,340
Cash and cash equivalents	10,981	10,003
Accounts receivable and accrued income, net	48,508	51,076
Deferred leasing costs, net	26,371	26,919
Prepaid expenses, net	1,892	4,663
Other assets	7,456	5,407
Total assets	$1,295,455	$1,295,408
Liabilities
Notes payable	$784,402	$796,169
Revolving credit facility payable	10,956	26,695
Construction loan payable	61,460	43,641
Dividends and distributions payable	16,684	15,380
Accounts payable, accrued expenses and other liabilities	25,865	27,687
Deferred income	29,658	32,109
Total liabilities	929,025	941,681
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 21,542,582 and 21,266,239 shares issued and outstanding, respectively	215	213
Additional paid-in capital	318,778	305,008
Accumulated deficit	(182,856)	(180,091)
Accumulated other comprehensive loss	(2,406)	(1,802)
Total Saul Centers, Inc. stockholders’ equity	313,731	303,328
Noncontrolling interest	52,699	50,399
Total stockholders’ equity	366,430	353,727
Total liabilities and stockholders’ equity	$1,295,455	$1,295,408
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Base rent	$42,580	$41,876	$85,187	$83,355
Expense recoveries	7,892	7,797	17,450	16,529
Percentage rent	596	558	959	996
Other	1,642	1,480	6,040	2,919
Total revenue	52,710	51,711	109,636	103,799
Operating expenses
Property operating expenses	6,060	6,196	14,055	13,812
Provision for credit losses	384	414	816	660
Real estate taxes	6,137	5,876	12,071	11,777
Interest expense and amortization of deferred debt costs	11,655	11,353	22,744	22,759
Depreciation and amortization of deferred leasing costs	10,817	10,811	21,852	21,251
General and administrative	4,407	4,139	8,467	7,910
Acquisition related costs	—	—	—	21
Total operating expenses	39,460	38,789	80,005	78,190
Operating income	13,250	12,922	29,631	25,609
Change in fair value of derivatives	(3)	—	(10)	(6)
Gain on sale of property	—	11	—	11
Net Income	13,247	12,933	29,621	25,614
Noncontrolling interests
Income attributable to noncontrolling interests	(2,620)	(2,537)	(6,046)	(5,011)
Net income attributable to Saul Centers, Inc.	10,627	10,396	23,575	20,603
Preferred stock dividends	(3,094)	(3,094)	(6,188)	(6,188)
Net income attributable to common stockholders	$7,533	$7,302	$17,387	$14,415
Per share net income attributable to common stockholders
Basic and diluted	$0.35	$0.35	$0.81	$0.68
Dividends declared per common share outstanding	$0.47	$0.43	$0.94	$0.86
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$13,247	$12,933	$29,621	$25,614
Other comprehensive income
Change in unrealized loss on cash flow hedge	(126)	478	(814)	51
Total comprehensive income	13,121	13,411	28,807	25,665
Comprehensive income attributable to noncontrolling interests	(2,587)	(2,660)	(5,836)	(5,024)
Total comprehensive income attributable to Saul Centers, Inc.	10,534	10,751	22,971	20,641
Preferred stock dividends	(3,094)	(3,094)	(6,188)	(6,188)
Total comprehensive income attributable to common stockholders	$7,440	$7,657	$16,783	$14,453
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2015	$180,000	$213	$305,008	$(180,091)	$(1,802)	$303,328	$50,399	$353,727
Issuance of common stock:
103,134 shares pursuant to dividend reinvestment plan	—	1	5,192	—	—	5,193	—	5,193
173,209 shares due to exercise of stock options and issuance of directors’ deferred stock	—	1	8,578	—	—	8,579	—	8,579
Issuance of 66,970 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	3,378	3,378
Net income	—	—	—	23,575	—	23,575	6,046	29,621
Change in unrealized loss on cash flow hedge	—	—	—	—	(604)	(604)	(210)	(814)
Series C preferred stock distributions	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Common stock distributions	—	—	—	(10,027)	—	(10,027)	(3,449)	(13,476)
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.47/share) and distributions payable partnership units ($0.47/unit)	—	—	—	(10,125)	—	(10,125)	(3,465)	(13,590)
Balance, June 30, 2016	$180,000	$215	$318,778	$(182,856)	$(2,406)	$313,731	$52,699	$366,430
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$29,621	$25,614
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	10	6
Gain on sale of property	—	(11)
Depreciation and amortization of deferred leasing costs	21,852	21,251
Amortization of deferred debt costs	663	754
Non cash compensation costs of stock grants and options	950	832
Provision for credit losses	816	660
(Increase) decrease in accounts receivable and accrued income	1,752	(960)
Additions to deferred leasing costs	(2,443)	(2,852)
Decrease in prepaid expenses	2,771	2,430
Increase in other assets	(2,049)	(769)
Increase in accounts payable, accrued expenses and other liabilities	2,050	2,139
Decrease in deferred income	(2,451)	(637)
Net cash provided by operating activities	53,542	48,457
Cash flows from investing activities:
Acquisitions of real estate investments	—	(893)
Additions to real estate investments	(8,661)	(6,994)
Additions to development and redevelopment projects	(17,771)	(17,690)
Proceeds from sale of property	—	32
Net cash used in investing activities	(26,432)	(25,545)
Cash flows from financing activities:
Proceeds from notes payable	—	46,000
Repayments on notes payable	(12,154)	(41,136)
Proceeds from revolving credit facility	11,000	4,000
Repayments on revolving credit facility	(27,000)	(25,000)
Proceeds from construction loan	17,772	12,140
Additions to deferred debt costs	—	(335)
Proceeds from the issuance of:
Common stock	12,822	8,184
Partnership units	3,378	2,448
Distributions to:
Series C preferred stockholders	(6,188)	(6,188)
Common stockholders	(19,172)	(17,456)
Noncontrolling interests	(6,590)	(5,983)
Net cash used in financing activities	(26,132)	(23,326)
Net increase (decrease) in cash and cash equivalents	978	(414)
Cash and cash equivalents, beginning of period	10,003	12,128
Cash and cash equivalents, end of period	$10,981	$11,714

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
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
As of June 30, 2016, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 operating shopping center properties (the “Shopping Centers”), seven mixed-use properties, one of which was designated as held for sale, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and two (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of June 30, 2016, 29 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. The number of grocery-anchored centers excludes the Briggs Chaney Plaza and Broadlands Village shopping centers, where Safeway ceased operations during the quarter ended June 30, 2016, but whose leases remain in full force and effect. Three tenants individually accounted for 2.5% or more of the Company’s total revenue for the six months ended June 30, 2016. Giant Food, a tenant at nine Shopping Centers, Capital One, a tenant at 20 properties, and Albertson's/Safeway, a tenant at nine Shopping Centers, individually accounted for 4.3%, 2.7%, and 2.6%, respectively, of the Company's total revenue for the six months ended June 30, 2016.
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

Notes to Consolidated Financial Statements (Unaudited)

The Operating Partnership is a variable interest entity ("VIE") of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.3% of the net income of the Operating Partnership. Because the Operating Partnership was already consolidated into the financial statements of the Company, the identification of it as a VIE has no impact on the consolidated financial statements of the Company.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $1.7 million and $1.3 million at June 30, 2016 and December 31, 2015, respectively.
In addition to rents due currently, accounts receivable includes approximately $42.2 million and $41.4 million, at June 30, 2016 and December 31, 2015, respectively, net of allowance for doubtful accounts totaling $0.7 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of June 30, 2016, the Company has classified as held-for-sale one operating property, comprising 197,127 square feet of gross leasable area. The book value of this property, which is included in Other Assets, was $3.4 million, net of accumulated depreciation of $7.0 million, which does not exceed its estimated fair value, less costs to sell, and liabilities were $0.3 million. Fair value was determined based on a third party appraisal.

Notes to Consolidated Financial Statements (Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of June 30, 2016 and December 31, 2015, is composed of the following:

(in thousands)	June 30, 2016	December 31, 2015
Park Van Ness	$—	$77,245
Other	7,327	6,271
Total	$7,327	$83,516

Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $8.0 million and $8.7 million, net of accumulated amortization of $6.6 million and $6.2 million, at June 30, 2016 and December 31, 2015, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in-place leases associated with acquired properties. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.4 million and $26.9 million, net of accumulated amortization of $28.5 million and $26.6 million, as of June 30, 2016 and December 31, 2015, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $3.0 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

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
Real Estate Investment Properties
The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. From time to time the Company may purchase a property for future development purposes. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of below market lease intangibles is recorded as deferred income and accreted as additional revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and amortized as a reduction of revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair values of the intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. Acquisition-

Notes to Consolidated Financial Statements (Unaudited)

related transaction costs are generally charged to expense as incurred and reported as acquisition related costs in the consolidated statements of operations.
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the six months ended June 30, 2016 and 2015.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $1.3 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $18.9 million and $18.5 million for the six months ended June 30, 2016 and 2015, respectively. Repairs and maintenance expense totaled $6.6 million and $6.4 million for the six months ended June 30, 2016 and 2015, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (Unaudited)

The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of June 30, 2016, the director's deferred fee accounts comprise 242,100 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.3% common interest as of June 30, 2016. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(In thousands)	2016	2015	2016	2015
Weighted average common stock outstanding-Basic	21,443	21,098	21,374	21,058
Effect of dilutive options	73	45	52	82
Weighted average common stock outstanding-Diluted	21,516	21,143	21,426	21,140
Non-dilutive options	227	73	259	37
Years non-dilutive options were issued	2016	2007	2007, 2015, 2016	2007

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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation” ("ASU 2015-02"). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for annual periods beginning after December 15, 2015, and interim periods within those years. The adoption of ASU 2015-02

Notes to Consolidated Financial Statements (Unaudited)

effective January 1, 2016, resulted in the Operating Partnership being classified as a variable interest entity. Because the Operating Partnership was already consolidated into the financial statements, adoption had no impact on the Company’s consolidated financial statements or disclosures.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to support credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those years. We are evaluating the impact that
ASU 2016-13 will have on our consolidated financial statements and related disclosures.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the six months ended June 30, 2016.

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

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of June 30, 2016, the Saul Organization holds a 25.7% limited partnership interest in the Operating Partnership represented by approximately 7.4 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul

Notes to Consolidated Financial Statements (Unaudited)

Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2016, approximately 755,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.7% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended June 30, 2016 and 2015, were approximately 28.9 million and 28.4 million, respectively, and for the six months ended June 30, 2016 and 2015, were approximately 28.8 million and 28.4 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $864.9 million at June 30, 2016, of which approximately $838.2 million was fixed-rate debt and approximately $26.7 million was variable rate debt, including $12.0 million outstanding on the Company's unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $847.7 million as of June 30, 2016.
At June 30, 2016, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On June 30, 2016, based on the value of the Company’s unencumbered properties, approximately $262.6 million was available under the line, $12.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of June 30, 2016, the margin was 145 basis points.
At June 30, 2016, the Company had a $71.6 million construction-to-permanent loan, with $63.0 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.7 million outstanding at June 30, 2016) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
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

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2016, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2016	$—		$12,487	$12,487
2017	14,442		25,793	40,235
2018	39,748	(a)	25,902	65,650
2019	60,793		24,614	85,407
2020	61,163		21,892	83,055
2021	11,012		21,404	32,416
Thereafter	439,324		106,286	545,610
Principal amount	$626,482		$238,378	864,860
Unamortized deferred debt costs				8,042
Net				$856,818
(a) Includes $12.0 million outstanding under the line of credit.
Interest expense and amortization of deferred debt costs for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Interest incurred	$11,660	$11,414	$23,337	$22,798
Amortization of deferred debt costs	331	392	663	754
Capitalized interest	(336)	(453)	(1,256)	(793)
	$11,655	$11,353	$22,744	$22,759

6.	Stockholders’ Equity and Noncontrolling Interests
The consolidated statements of operations for the six months ended June 30, 2016 and 2015, reflect noncontrolling interests of $6.0 million and $5.0 million, respectively, representing the Saul Organization’s share of net income for each period.
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount

Notes to Consolidated Financial Statements (Unaudited)

of up to six percent of the employee’s cash compensation, subject to certain limits, were $171,000 and $215,200 for the six months ended June 30, 2016 and 2015, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2016 and 2015, the Company contributed $78,400 and $64,200, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $1.9 million and $1.8 million, at June 30, 2016 and December 31, 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2016 and 2015, which included rental expense for the Company’s headquarters lease, totaled approximately $3.7 million and $4.0 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of June 30, 2016 and December 31, 2015, accounts payable, accrued expenses and other liabilities included approximately $678,600 and $655,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $427,800 and $451,700 for the six months ended June 30, 2016 and 2015, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $166,200 and $170,100 for the six months ended June 30, 2016 and 2015, respectively.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2016.

Notes to Consolidated Financial Statements (Unaudited)

Stock options issued

	Directors
Grant date	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	Subtotals
Total grant	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	325,000
Vested	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	325,000
Exercised	7,500	10,000	25,000	17,500	17,500	17,500	15,000	10,000	5,000	—	125,000
Forfeited	7,500	7,500	—	2,500	2,500	—	—	—	—	—	20,000
Exercisable at June 30, 2016	15,000	12,500	7,500	12,500	12,500	17,500	20,000	20,000	30,000	32,500	180,000
Remaining unexercised	15,000	12,500	7,500	12,500	12,500	17,500	20,000	20,000	30,000	32,500	180,000
Exercise price	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74
Volatility	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166
Expected life (years)	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%
Risk-free rate	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%
Total value at grant date	$285,300	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$151,125	$2,269,700
Expensed in previous years	285,300	254,700	222,950	287,950	297,375	257,250	278,250	109,500	125,300	—	2,118,575
Expensed in 2016	—	—	—	—	—	—	—	—	—	151,125	151,125
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	Subtotal			Grand Totals
Total grant	135,000	162,500	242,500	202,500	170,000	190,000	194,000	1,296,500			1,621,500
Vested	67,500	118,750	107,500	131,875	85,000	47,500	—	558,125			883,125
Exercised	55,168	84,915	67,500	55,625	17,500	5,000	—	285,708			410,708
Forfeited	67,500	43,750	135,000	30,000	—	—	—	276,250			296,250
Exercisable at June 30, 2016	12,332	33,835	40,000	76,250	67,500	42,500	—	272,417			452,417
Remaining unexercised	12,332	33,835	40,000	116,875	152,500	185,000	194,000	734,542			914,542
Exercise price	$54.17	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74
Volatility	0.233	0.330	0.315	0.304	0.306	0.298	0.185
Expected life (years)	6.5	8.0	8.0	8.0	7.0	7.0	7.0
Assumed yield	4.13%	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%
Risk-free rate	4.61%	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%
Gross value at grant date	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$1,136,840	$9,696,415			$11,966,115
Estimated forfeitures	62,000	367,937	845,100	280,468	168,749	141,780	86,628	1,952,662			1,952,662
Expensed in previous years	1,277,200	998,688	575,994	762,034	492,120	240,472	—	4,346,508			6,465,083
Expensed in 2016	—	—	96,956	134,550	147,636	180,354	43,758	603,254			754,379
Future expense	—	—	—	224,248	541,295	1,021,994	1,006,454	2,793,991			2,793,991
Weighted average term of remaining future expense (in years)			2.8

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	860,274	$46.58	$4,237,456
Granted	226,500	57.74	899,205
Exercised	(169,732)	45.76	1,878,685
Expired/Forfeited	(2,500)	40.35
Outstanding at June 30	914,542	49.52	11,151,610
Exercisable at June 30	452,417	46.43	6,915,024
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At June 30, 2016, the closing share price of $61.71 was higher than the exercise price of all outstanding options. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.8 years and 6.6 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.60% and 3.75%, would be approximately $893.0 million and $892.9 million, respectively, compared to the principal balance of $838.2 million and $832.4 million at June 30, 2016 and December 31, 2015, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of June 30, 2016, the fair value of the interest-rate swap was approximately $3.7 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Change in fair value:
Recognized in earnings	$(3)	$—	$(10)	$(6)
Recognized in other comprehensive income	(126)	478	(814)	51
	$(129)	$478	$(824)	$45

10.	Commitments and Contingencies
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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended June 30, 2016
Real estate rental operations:
Revenue	$38,677	$14,021	$12	$52,710
Expenses	(8,035)	(4,546)	—	(12,581)
Income from real estate	30,642	9,475	12	40,129
Interest expense and amortization of deferred debt costs	—	—	(11,655)	(11,655)
General and administrative	—	—	(4,407)	(4,407)
Subtotal	30,642	9,475	(16,050)	24,067
Depreciation and amortization of deferred leasing costs	(7,174)	(3,643)	—	(10,817)
Change in fair value of derivatives	—	—	(3)	(3)
Net income (loss)	$23,468	$5,832	$(16,053)	$13,247
Capital investment	$4,291	$9,157	$—	$13,448
Total assets	$916,204	$367,089	$12,162	$1,295,455

Three months ended June 30, 2015
Real estate rental operations:
Revenue	$38,300	$13,398	$13	$51,711
Expenses	(7,954)	(4,532)	—	(12,486)
Income from real estate	30,346	8,866	13	39,225
Interest expense and amortization of deferred debt costs	—	—	(11,353)	(11,353)
General and administrative	—	—	(4,139)	(4,139)
Subtotal	30,346	8,866	(15,479)	23,733
Depreciation and amortization of deferred leasing costs	(7,538)	(3,273)	—	(10,811)
Gain on sale of property	11	—	—	11
Net income (loss)	$22,819	$5,593	$(15,479)	$12,933
Capital investment	$2,533	$12,420	$—	$14,953
Total assets	$934,631	$322,538	$20,874	$1,278,043

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2016
Real estate rental operations:
Revenue	$82,123	$27,488	$25	$109,636
Expenses	(18,189)	(8,753)	—	(26,942)
Income from real estate	63,934	18,735	25	82,694
Interest expense and amortization of deferred debt costs	—	—	(22,744)	(22,744)
General and administrative	—	—	(8,467)	(8,467)
Subtotal	63,934	18,735	(31,186)	51,483
Depreciation and amortization of deferred leasing costs	(15,042)	(6,810)	—	(21,852)
Change in fair value of derivatives	—	—	(10)	(10)
Net income (loss)	$48,892	$11,925	$(31,196)	$29,621
Capital investment	$6,404	$20,028	$—	$26,432
Total assets	$916,204	$367,089	$12,162	$1,295,455

Six months ended June 30, 2015
Real estate rental operations:
Revenue	$77,664	$26,109	$26	$103,799
Expenses	(17,490)	(8,759)	—	(26,249)
Income from real estate	60,174	17,350	26	77,550
Interest expense and amortization of deferred debt costs	—	—	(22,759)	(22,759)
General and administrative	—	—	(7,910)	(7,910)
Acquisition related costs	(21)	—	—	(21)
Subtotal	60,153	17,350	(30,643)	46,860
Depreciation and amortization of deferred leasing costs	(14,854)	(6,397)	—	(21,251)
Gain on sale of property	11	—	—	11
Change in fair value of derivatives	—	—	(6)	(6)
Net income (loss)	$45,310	$10,953	$(30,649)	$25,614
Capital investment	$5,479	$20,098	$—	$25,577
Total assets	$934,631	$322,538	$20,874	$1,278,043

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to June 30, 2016, and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2016.
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
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for the Clarendon Center and Park Van Ness apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Six months ended June 30,
	2016	2015	2014	2013	2012
Base rent	$18.68	$18.38	$17.99	$17.67	$16.98
Effective rent	$16.87	$16.72	$16.38	$15.77	$15.43

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
The Company recently completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels will have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of July 31, 2016, leases have been executed for 130 apartments (48.0%) and 83 apartments were occupied. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, is expected to be approximately $93.0 million, a portion of which is financed with a $71.6 million construction-to-permanent loan. Costs incurred through June 30, 2016, total approximately $88.2 million, of which $63.0 million has been financed by the loan.
In January 2016, the Company terminated a 16,500 square foot lease at 11503 Rockville Pike and received a $3.0 million lease termination fee which was recognized as revenue in the first quarter. The space was previously occupied by an office supply store that had vacated in mid 2014 and the lease was scheduled to expire in 2019. The termination fee revenue will be partially offset by the loss of approximately $1.0 million in rental revenue over the remainder of 2016. The Company has executed a lease with a replacement tenant, with occupancy and rent commencement projected to be spring 2017. While the Company continues to plan for a mixed-use development at this site and its neighboring Metro Pike Center, the initial phases of this development are expected to be on the west side of Rockville Pike at Metro Pike Center. The Company has not committed to any timetable for commencement of construction.
Albertson's/Safeway, a tenant at nine of the Company's shopping centers, closed two Safeway stores located at the Company's properties during the June quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The leases at these locations remain in full force and effect. The Company is in discussions with Albertson's/Safeway and other retailers as it pursues options for the future.
In August 2016, the Company purchased for $7.0 million a single-tenant property with an Enterprise Rent-A-Car leasing trailer, and incurred acquisition costs of $0.2 million. Together with the adjacent 726, 730 and 750 N. Glebe Road previously acquired by the Company, the properties comprise 2.8 acres of land. Zoning and site plan approval was recently received from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. The Company is proceeding with design development plans, but has not yet committed to any timetable for commencement of construction.
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

During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area initially were less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 95.1% at June 30, 2016, compared to 95.0% at June 30, 2015.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2016, amortizing fixed-rate debt with staggered maturities from 2018 to 2034 represented approximately 96.9% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of June 30, 2016, the Company’s variable-rate debt consisted of a $14.7 million bank term loan secured by Metro Pike Center and $12.0 million outstanding under the revolving credit facility. As of June 30, 2016, the Company has availability of approximately $262.6 million under its $275.0 million unsecured revolving line of credit.
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
The tables below provide reconciliations of total revenue and operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results include 48 Shopping Centers and six Mixed-Use properties, one of which is held for sale, for each period.

Same property revenue

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total revenue	$52,710	$51,711	$109,636	$103,799
Less: Interest income	(12)	(13)	(25)	(26)
Less: Acquisitions, dispositions and development properties	(359)	(357)	(625)	(565)
Total same property revenue	$52,339	$51,341	$108,986	$103,208
Shopping centers	$38,495	$37,943	$81,690	$77,099
Mixed-Use properties	13,844	13,398	27,296	26,109
Total same property revenue	$52,339	$51,341	$108,986	$103,208
The $1.0 million increase in same property revenue for the 2016 quarter compared to the 2015 quarter was primarily due to (a) a $0.28 per square foot increase in base rent ($0.6 million) and (b) an increase in other income ($0.3 million).

The $5.8 million increase in same property revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is due primarily to (a) the net impact of a lease termination at 11503 Rockville Pike ($2.4 million), (b) a $0.53 per square foot increase in base rent ($2.3 million), and (c) an increase in expense recoveries ($0.9 million).

Same property operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$13,247	$12,933	$29,621	$25,614
Add: Interest expense and amortization of deferred debt costs	11,655	11,353	22,744	22,759
Add: Depreciation and amortization of deferred leasing costs	10,817	10,811	21,852	21,251
Add: General and administrative	4,407	4,139	8,467	7,910
Add: Acquisition related costs	—	—	—	21
Add: Change in fair value of derivatives	3	—	10	6
Less: Gains on property dispositions	—	(11)	—	(11)
Less: Interest income	(12)	(13)	(25)	(26)
Property operating income	40,117	39,212	82,669	77,524
(Add) Less: Acquisitions, dispositions & development property	(51)	327	121	509
Total same property operating income	$40,168	$38,885	$82,548	$77,015
Shopping centers	$30,509	$30,019	$63,584	$59,665
Mixed-Use properties	9,659	8,866	18,964	17,350
Total same property operating income	$40,168	$38,885	$82,548	$77,015
Same property operating income increased $1.3 million for the 2016 quarter compared to the 2015 quarter due primarily to (a) a $0.28 per square foot increase in base rent ($0.6 million), (b) an increase in other income ($0.3 million) and (c) a decrease in property operating expenses ($0.5 million), partially offset by (d) an increase in real estate taxes ($0.2 million).
Same property operating income increased $5.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due primarily to (a) the net impact of a lease termination at 11503 Rockville Pike ($2.4 million), (b) a $0.53 per square foot increase in base rent ($2.3 million), and (c) an increase in expense recoveries ($0.9 million).

Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Revenue

	Three months ended June 30,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Base rent	$42,580	$41,876	$704	1.7%
Expense recoveries	7,892	7,797	95	1.2%
Percentage rent	596	558	38	6.8%
Other	1,642	1,480	162	10.9%
Total revenue	$52,710	$51,711	$999	1.9%
Base rent includes $429,300 and $565,900 for the three months ended June 30, 2016 and 2015, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $326,400 and $446,000, for the three months ended June 30, 2016 and 2015, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 1.9% in the three months ended June 30, 2016 (“2016 Quarter”) compared to the three months ended June 30, 2015 (“2015 Quarter”) primarily due to a $0.28 per square foot increase in base rent ($0.6 million).

Operating Expenses

	Three months ended June 30,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Property operating expenses	$6,060	$6,196	$(136)	(2.2)%
Provision for credit losses	384	414	(30)	(7.2)%
Real estate taxes	6,137	5,876	261	4.4%
Interest expense and amortization of deferred debt costs	11,655	11,353	302	2.7%
Depreciation and amortization of deferred leasing costs	10,817	10,811	6	0.1%
General and administrative	4,407	4,139	268	6.5%
Total operating expenses	$39,460	$38,789	$671	1.7%
Total operating expenses increased 1.7% in the 2016 Quarter compared to the 2015 Quarter.
Provision for credit losses. The provision for credit losses for the 2016 Quarter represents 0.73% of the Company’s revenue, a decrease from 0.80% for the 2015 Quarter.
Real Estate taxes. Real estate taxes increased 4.4% in the 2016 Quarter primarily due to increased assessed values of several properties.
Interest expense and amortization of deferred debt costs. Interest expense increased 2.7% in the 2016 Quarter primarily due to the cessation of capitalization of interest related to Park Van Ness.
General and administrative expense. General and administrative expense increased 6.5% in the 2016 Quarter primarily due to (a) increased salary and benefit expense ($0.2 million) and (b) increased stock option expense ($0.1 million).

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Revenue

	Six Months Ended June 30,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Base rent	$85,187	$83,355	$1,832	2.2%
Expense recoveries	17,450	16,529	921	5.6%
Percentage rent	959	996	(37)	(3.7)%
Other	6,040	2,919	3,121	106.9%
Total revenue	$109,636	$103,799	$5,837	5.6%
Base rent includes $0.9 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.9 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 5.6% in the six months ended June 30, 2016 (“2016 Period”) compared to the six months ended June 30, 2015 (“2015 Period”).
Base Rent. The $1.8 million increase in base rent in the 2016 Period compared to 2015 Period is primarily attributable to (a) a $0.31 per square foot increase in base rent ($1.3 million) and (b) a 25,282 square foot increase in leased space ($0.2 million).
Expense Recoveries. Expense recoveries increase 5.6% in the 2016 Period primarily due to increased snow removal costs and real estate taxes.
Other revenue. Other revenue increased $3.1 million in the 2016 Period compared to the 2015 Period due primarily to the impact of a lease termination fee at 11503 Rockville Pike ($3.0 million).

Operating Expenses

	Six Months Ended June 30,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Property operating expenses	$14,055	$13,812	$243	1.8%
Provision for credit losses	816	660	156	23.6%
Real estate taxes	12,071	11,777	294	2.5%
Interest expense and amortization of deferred debt costs	22,744	22,759	(15)	(0.1)%
Depreciation and amortization of deferred leasing costs	21,852	21,251	601	2.8%
General and administrative	8,467	7,910	557	7.0%
Acquisition related costs	—	21	(21)	(100.0)%
Total operating expenses	$80,005	$78,190	$1,815	2.3%
Total operating expenses increased 2.3% in the 2016 Period compared to the 2015 Period.
Provision for credit losses. The provision for credit losses for the 2016 Period represents 0.74% of the Company’s revenue, an increase from 0.64% for the 2015 Period.
Real Estate Taxes. Real estate taxes increased 2.5% in the 2016 Period primarily due to increased assessed values of several properties.
Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization to $21.9 million in the 2016 Period from $21.3 million in the 2015 Period was due primarily to Park Van Ness, which was placed in service during the 2016 Period.
General and administrative expense. The 7.0% increase in general and administrative expense was primarily due to
(a) increased salary and benefit expense ($0.4 million) and (b) increased stock option expense ($0.1 million).

Liquidity and Capital Resources
Cash and cash equivalents totaled $11.0 million and $11.7 million at June 30, 2016 and 2015, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$53,542	$48,457
Net cash used in investing activities	(26,432)	(25,545)
Net cash used in financing activities	(26,132)	(23,326)
Increase (decrease) in cash and cash equivalents	$978	$(414)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $0.9 million increase in cash used in investing activities is primarily due to lower tenant improvement and property capital expenditures, which totaled $8.7 million and $7.0 million for the six months ended June 30, 2016 and 2015, respectively.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2016 primarily reflects:

•	the repayment of notes payable totaling $12.2 million;

•	revolving credit facility principal payments of $27.0 million;

•	distributions to common stockholders totaling $19.2 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $6.6 million; and

•	distributions to preferred stockholders totaling $6.2 million;
which was partially offset by:

•	advances of $11.0 million from the revolving credit facility;

•	proceeds of $3.4 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP");

•	proceeds of $12.8 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $17.8 million from the Park Van Ness construction loan.
Net cash used in financing activities for the six months ended June 30, 2015 primarily reflects:

•	revolving credit facility principal payments of $25.0 million;

•	repayment of notes payable totaling $41.1 million;

•	distributions to common stockholders totaling $17.5 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $6.0 million; and

•	distributions made to preferred stockholders totaling $6.2 million;
which was partially offset by:

•	proceeds of $46.0 million received from notes payable;

•	advances from the revolving credit facility totaling $4.0 million;

•	proceeds of $2.4 million from the issuance of limited partnership units in the Operating Partnership pursuant to our DRIP;

•	proceeds of $8.2 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $12.1 million from the Park Van Ness construction loan.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing Park Van Ness, a primarily residential project with street-level retail. As of June 30, 2016, the estimated cost to complete the project is approximately $4.8 million, which will be funded by the remaining availability under the construction-to-permanent loan. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
As of June 30, 2016, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2016	$—		$12,487	$12,487
2017	14,442		25,793	40,235
2018	39,748	(a)	25,902	65,650
2019	60,793		24,614	85,407
2020	61,163		21,892	83,055
2021	11,012		21,404	32,416
Thereafter	439,324		106,286	545,610
Principal amount	$626,482		$238,378	864,860
Unamortized deferred debt expense				8,042
Net				$856,818
(a) Includes $12.0 million outstanding under the line of credit.

Management believes that the Company’s capital resources, which at June 30, 2016 included cash balances of approximately $11.0 million and borrowing availability of approximately $262.6 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 98,874 and 94,244 shares under the DRIP at a weighted average discounted price of $50.35 and $53.07 per share, during the six months ended June 30, 2016 and 2015, respectively. The Company issued 66,970 and 46,060 limited partnership units under the DRIP at a weighted average price of $50.44 and $53.16 per unit during the six months ended June 30, 2016 and 2015, respectively. The Company also credited 4,260 and 3,652 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $50.41 and $53.14 per share, during the six months ended June 30, 2016 and 2015, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2016.
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
The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of June 30, 2016, $12.0 million was outstanding, approximately $262.6 million was available under the line and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of June 30, 2016, the margin was 145 basis points.
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
As of June 30, 2016, the Company was in compliance with all such covenants.
At June 30, 2016, the Company had a $71.6 million construction-to-permanent loan, with $63.0 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.7 million outstanding at June 30, 2016) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
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

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the six months ended June 30, 2016, totaled $45.3 million, an increase of 11.4% compared to the six months ended June 30, 2015.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income	$13,247	$12,933	$29,621	$25,614
Subtract:
Gain on sale of property	—	(11)	—	(11)
Add:
Real estate depreciation and amortization	10,817	10,811	21,852	21,251
FFO	24,064	23,733	51,473	46,854
Subtract:
Preferred stock dividends	(3,094)	(3,094)	(6,188)	(6,188)
FFO available to common stockholders and noncontrolling interests	$20,970	$20,639	$45,285	$40,666
Weighted average shares:
Diluted weighted average common stock	21,516	21,143	21,426	21,140
Convertible limited partnership units	7,361	7,237	7,345	7,225
Average shares and units used to compute FFO per share	28,877	28,380	28,771	28,365
FFO per share available to common stockholders and noncontrolling interests	$0.73	$0.73	$1.57	$1.43

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
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2015 and the six months ended June 30, 2016.

Park Van Ness
The Company recently completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side will be below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels will have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of July 31, 2016, leases have been executed for 130 apartments (48.0%) and 83 apartments were occupied. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which is financed with a $71.6 million construction-to-permanent loan. Costs incurred through June 30, 2016, total approximately $88.2 million, of which $63.0 million has been financed by the loan.
700 N. Glebe Road
On August 1, 2016, the Company purchased for $7.0 million a single-tenant property with an Enterprise Rent-A-Car leasing trailer, and incurred acquisition costs of $0.2 million. Together with the adjacent 726, 730 and 750 N. Glebe Road previously acquired by the Company, the properties comprise 2.8 acres of land. Zoning and site plan approval was recently received from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. The Company is proceeding with design development plans, but has not yet committed to any timetable for commencement of construction.
Germantown Center
In 2014, the Company entered into a contingent ground lease with CVS and, as of June 30, 2015, all of the lease contingencies had been satisfied and lease payments commenced in November 2015. CVS has demolished two of the four existing buildings that currently comprise the center and is constructing a 13,500 square foot pharmacy building. CVS expects to commence operations in late 2016. The Company incurred approximately $57,000 of predevelopment costs in the third quarter of 2015 and does not expect to incur further predevelopment costs related to the project.
Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2016	50	7	7,902,983	1,676,606	95.6%	90.6%
June 30, 2015	50	6	7,900,083	1,453,159	95.4%	92.6%
As of June 30, 2016, 94.9% of the Commercial portfolio was leased, compared to 95.0% at June 30, 2015. On a same property basis, 95.1% of the Commercial portfolio was leased, compared to 95.0% at June 30, 2015. As of June 30, 2016, the Clarendon Center apartments were 97.1% leased compared to 98.8% at June 30, 2015. As of June 30, 2016, the Park Van Ness apartments were 34.7% leased.
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

			Average Base Rent per Square Foot
Three months ended June 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2016	306,850	63	$16.05	$17.59
2015	736,261	62	9.78	9.45
Results for the quarter ended June 30, 2016 were impacted by the leasing of space in 11503 Rockville Pike, replacing the former Staples location whose lease was terminated in January 2016. The decrease in new/renewed leases base rent per square foot compared to expiring leases for the current quarter was all due to this replacement lease execution.
Additional information about the 2016 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	26	39
Square feet	89,284	223,123
Per square foot average annualized:
Base rent	$21.86	$14.21
Tenant improvements	(2.25)	(0.04)
Leasing costs	(0.19)	(0.02)
Rent concessions	(0.11)	(0.02)
Effective rents	$19.31	$14.13

During the three months ended June 30, 2016, the Company entered into 171 new or renewed apartment leases. The average monthly rent per square foot for the 77 leases for units which were previously occupied increased to $3.59 from $3.43. During the three months ended June 30, 2015, the Company entered into 89 new or renewed apartment leases. The average monthly rent per square foot for these leases decreased to $3.39 from $3.43.
As of December 31, 2015, 1,035,195 square feet of Commercial space was subject to leases scheduled to expire in 2016. Of those leases, as of June 30, 2016, leases representing 652,191 square feet of Commercial space have not yet renewed and are scheduled to expire over the next six months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	652,191
Average base rent per square foot	$14.30
Estimated market base rent per square foot	$14.41

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at

June 30, 2016 was approximately $3.7 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2016, the Company had variable rate indebtedness totaling $26.7 million. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2016 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $266,500 based on those balances. As of June 30, 2016, the Company had fixed-rate indebtedness totaling $838.2 million with a weighted average interest rate of 5.51%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2016 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $40.8 million less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
During the quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
April 29, 2016 dividend distribution acquired 28,256 shares of common stock at a price of $51.59 per share and
34,201 limited partnership units at a price of $51.59 per unit.

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

SAUL CENTERS, INC. (Registrant)

Date: August 2, 2016	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: August 2, 2016	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: August 2, 2016	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)