Form 10-Q
period 2016-09-30
SAUL CENTERS INC
filed 2016-11-01
CIK 907254

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of October 31, 2016: 21.4 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate investments
Land	$384,520	$424,837
Buildings and equipment	1,210,467	1,114,357
Construction in progress	60,773	83,516
	1,655,760	1,622,710
Accumulated depreciation	(449,116)	(425,370)
	1,206,644	1,197,340
Cash and cash equivalents	9,836	10,003
Accounts receivable and accrued income, net	52,880	51,076
Deferred leasing costs, net	26,287	26,919
Prepaid expenses, net	8,585	4,663
Other assets	6,772	5,407
Total assets	$1,311,004	$1,295,408
Liabilities
Notes payable	$778,382	$796,169
Revolving credit facility payable	22,086	26,695
Construction loan payable	66,839	43,641
Dividends and distributions payable	16,739	15,380
Accounts payable, accrued expenses and other liabilities	25,022	27,687
Deferred income	31,925	32,109
Total liabilities	940,993	941,681
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 21,632,871 and 21,266,239 shares issued and outstanding, respectively	216	213
Additional paid-in capital	324,185	305,008
Accumulated deficit	(185,886)	(180,091)
Accumulated other comprehensive loss	(2,086)	(1,802)
Total Saul Centers, Inc. stockholders’ equity	316,429	303,328
Noncontrolling interest	53,582	50,399
Total stockholders’ equity	370,011	353,727
Total liabilities and stockholders’ equity	$1,311,004	$1,295,408
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Base rent	$43,151	$42,431	$128,338	$125,786
Expense recoveries	8,561	8,181	26,011	24,710
Percentage rent	57	157	1,016	1,153
Other	1,464	1,607	7,504	4,526
Total revenue	53,233	52,376	162,869	156,175
Operating expenses
Property operating expenses	6,685	6,308	20,740	20,120
Provision for credit losses	391	621	1,207	1,281
Real estate taxes	6,195	5,933	18,266	17,710
Interest expense and amortization of deferred debt costs	11,524	11,229	34,268	33,988
Depreciation and amortization of deferred leasing costs	11,626	11,131	33,478	32,382
General and administrative	4,033	3,802	12,500	11,712
Acquisition related costs	57	57	57	78
Predevelopment expenses	—	57	—	57
Total operating expenses	40,511	39,138	120,516	117,328
Operating income	12,722	13,238	42,353	38,847
Change in fair value of derivatives	1	(6)	(9)	(12)
Gain on sale of property	—	—	—	11
Net Income	12,723	13,232	42,344	38,846
Noncontrolling interests
Income attributable to noncontrolling interests	(2,484)	(2,617)	(8,530)	(7,628)
Net income attributable to Saul Centers, Inc.	10,239	10,615	33,814	31,218
Preferred stock dividends	(3,093)	(3,093)	(9,281)	(9,281)
Net income attributable to common stockholders	$7,146	$7,522	$24,533	$21,937
Per share net income attributable to common stockholders
Basic and diluted	$0.33	$0.36	$1.14	$1.04
Dividends declared per common share outstanding	$0.47	$0.43	$1.41	$1.29
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$12,723	$13,232	$42,344	$38,846
Other comprehensive income
Change in unrealized loss on cash flow hedge	431	(561)	(383)	(510)
Total comprehensive income	13,154	12,671	41,961	38,336
Comprehensive income attributable to noncontrolling interests	(2,596)	(2,471)	(8,432)	(7,496)
Total comprehensive income attributable to Saul Centers, Inc.	10,558	10,200	33,529	30,840
Preferred stock dividends	(3,093)	(3,093)	(9,281)	(9,281)
Total comprehensive income attributable to common stockholders	$7,465	$7,107	$24,248	$21,559
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2015	$180,000	$213	$305,008	$(180,091)	$(1,802)	$303,328	$50,399	$353,727
Issuance of common stock:
142,621 shares pursuant to dividend reinvestment plan	—	2	7,784	—	—	7,786	—	7,786
224,011 shares due to exercise of stock options and issuance of directors’ deferred stock	—	1	11,393	—	—	11,394	—	11,394
Issuance of 93,867 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	5,144	5,144
Net income	—	—	—	33,814	—	33,814	8,530	42,344
Change in unrealized loss on cash flow hedge	—	—	—	—	(284)	(284)	(99)	(383)
Series C preferred stock distributions	—	—	—	(6,188)	—	(6,188)	—	(6,188)
Common stock distributions	—	—	—	(20,160)	—	(20,160)	(6,914)	(27,074)
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.47/share) and distributions payable partnership units ($0.47/unit)	—	—	—	(10,167)	—	(10,167)	(3,478)	(13,645)
Balance, September 30, 2016	$180,000	$216	$324,185	$(185,886)	$(2,086)	$316,429	$53,582	$370,011
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$42,344	$38,846
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	9	12
Gain on sale of property	—	(11)
Depreciation and amortization of deferred leasing costs	33,478	32,382
Amortization of deferred debt costs	1,003	1,094
Non cash compensation costs of stock grants and options	1,282	1,136
Provision for credit losses	1,207	1,281
Increase in accounts receivable and accrued income	(3,011)	(5,340)
Additions to deferred leasing costs	(3,721)	(4,125)
Increase in prepaid expenses	(3,922)	(4,022)
(Increase) decrease in other assets	(1,365)	1,590
Increase in accounts payable, accrued expenses and other liabilities	3,294	1,816
Increase (decrease) in deferred income	(247)	67
Net cash provided by operating activities	70,351	64,726
Cash flows from investing activities:
Acquisitions of real estate investments	(10,341)	(4,894)
Additions to real estate investments	(11,271)	(13,271)
Additions to development and redevelopment projects	(23,073)	(31,748)
Proceeds from sale of property	—	32
Net cash used in investing activities	(44,685)	(49,881)
Cash flows from financing activities:
Proceeds from notes payable	—	46,000
Repayments on notes payable	(18,359)	(47,007)
Proceeds from revolving credit facility	32,000	15,000
Repayments on revolving credit facility	(37,000)	(28,000)
Proceeds from construction loan	23,126	26,022
Additions to deferred debt costs	—	(311)
Proceeds from the issuance of:
Common stock	17,898	11,102
Partnership units	5,144	4,060
Distributions to:
Series C preferred stockholders	(9,281)	(9,281)
Common stockholders	(29,306)	(26,538)
Noncontrolling interests	(10,055)	(9,098)
Net cash used in financing activities	(25,833)	(18,051)
Net decrease in cash and cash equivalents	(167)	(3,206)
Cash and cash equivalents, beginning of period	10,003	12,128
Cash and cash equivalents, end of period	$9,836	$8,922

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
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
The following table lists the significant properties acquired, in development and disposed since December 31, 2014.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
726 N. Glebe Road	Arlington, VA	Shopping Center	2015
700 N. Glebe Road	Arlington, VA	Shopping Center	2016
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013-2016
As of September 30, 2016, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 operating shopping center properties (the “Shopping Centers”), seven mixed-use properties, one of which was designated as held for sale, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2016, 29 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. The number of grocery-anchored centers excludes the Briggs Chaney Plaza and Broadlands Village shopping centers, where Safeway ceased operations during the quarter ended June 30, 2016, but whose leases remain in full force and effect. Three tenants individually accounted for 2.5% or more of the Company’s total revenue for the nine months ended September 30, 2016. Giant Food, a tenant at nine Shopping Centers, Capital One, a tenant at 20 properties, and Albertson's/Safeway, a tenant at nine Shopping Centers, individually accounted for 4.3%, 2.7%, and 2.6%, respectively, of the Company's total revenue for the nine months ended September 30, 2016.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $2.0 million and $1.3 million at September 30, 2016 and December 31, 2015, respectively.
In addition to rents due currently, accounts receivable includes approximately $42.5 million and $41.4 million, at September 30, 2016 and December 31, 2015, respectively, net of allowance for doubtful accounts totaling $0.5 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of September 30, 2016, the Company has classified as held-for-sale one operating property, comprising 197,127 square feet of gross leasable area. The book value of this property, which is included in Other Assets, was $3.6 million, net of accumulated depreciation of $7.0 million, which does not exceed its estimated fair value, less costs to sell, and liabilities were $0.3 million. Fair value was determined based on a third party appraisal.

Notes to Consolidated Financial Statements (Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Effective August 1, 2016, the Company's Glebe Road asset was taken out of service and transferred to construction in progress. Construction in progress as of September 30, 2016 and December 31, 2015, is composed of the following:

(in thousands)	September 30, 2016	December 31, 2015
Park Van Ness	$—	$77,245
Glebe Road	55,858	—
Other	4,915	6,271
Total	$60,773	$83,516
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7.7 million and $8.7 million, net of accumulated amortization of $6.9 million and $6.2 million, at September 30, 2016 and December 31, 2015, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.3 million and $26.9 million, net of accumulated amortization of $29.7 million and $26.6 million, as of September 30, 2016 and December 31, 2015, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $4.4 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the nine months ended September 30, 2016 and 2015.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $1.8 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $29.0 million and $28.2 million for the nine months ended September 30, 2016 and 2015, respectively. Repairs and maintenance expense totaled $9.2 million and $9.0 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (Unaudited)

The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of September 30, 2016, the director's deferred fee accounts comprise 244,415 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.3% common interest as of September 30, 2016. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Weighted average common stock outstanding-Basic	21,597	21,158	21,448	21,091
Effect of dilutive options	182	33	96	66
Weighted average common stock outstanding-Diluted	21,779	21,191	21,544	21,157
Non-dilutive options	—	298	172	124
Years non-dilutive options were issued		2007 and 2015	2007, 2015, 2016	2007 and 2015

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
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the nine months ended September 30, 2016.

3.	Real Estate Acquired and Sold
700 and 726 N. Glebe Road
In September 2015, the Company purchased for $4.0 million, 726 N. Glebe Road and incurred acquisition costs of $56,700. In August 2016, the Company purchased for $7.2 million, including acquisition costs, 700 N. Glebe Road. The properties are contiguous with two other properties owned by the Company and are located in Arlington, Virginia.
Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
Thruway Pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied bank building in
Winston Salem, North Carolina, and incurred acquisition costs of $57,000. The property is contiguous with and an expansion of the Company's Thruway asset.
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

Notes to Consolidated Financial Statements (Unaudited)

During 2016, the Company purchased two properties at a cost of $10.3 million and incurred acquisition costs of $57,000. Of the total purchase price, $9.4 million was allocated to land, $0.9 million was allocated to building, $0.1 million was allocated to in-place lease and ($0.1) million was allocated to below market rent.

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2016, the Saul Organization holds a 25.7% limited partnership interest in the Operating Partnership represented by approximately 7.4 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2016, approximately 575,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.7% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended September 30, 2016 and 2015, were approximately 29.2 million and 28.5 million, respectively, and for the nine months ended September 30, 2016 and 2015, were approximately 28.9 million and 28.4 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $875.0 million at September 30, 2016, of which approximately $837.4 million was fixed-rate debt and approximately $37.6 million was variable rate debt, including
$23.0 million outstanding on the Company's unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $845.9 million as of September 30, 2016.
At September 30, 2016, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On September 30, 2016, based on the value of the Company’s unencumbered properties, approximately $251.6 million was available under the line, $23.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of
September 30, 2016, the margin was 145 basis points.
At September 30, 2016, the Company had a $71.6 million construction-to-permanent loan, with $68.3 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.6 million outstanding at September 30, 2016) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
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

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2016, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2016	$—		$6,284	$6,284
2017	14,442		25,766	40,208
2018	50,748	(a)	25,901	76,649
2019	60,793		24,614	85,407
2020	61,163		21,892	83,055
2021	11,012		21,404	32,416
Thereafter	444,679		106,312	550,991
Principal amount	$642,837		$232,173	875,010
Unamortized deferred debt costs				7,703
Net				$867,307
(a) Includes $23.0 million outstanding under the line of credit.
Interest expense and amortization of deferred debt costs for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Interest incurred	$11,691	$11,489	$35,027	$34,287
Amortization of deferred debt costs	339	340	1,003	1,094
Capitalized interest	(506)	(600)	(1,762)	(1,393)
	$11,524	$11,229	$34,268	$33,988

6.	Stockholders’ Equity and Noncontrolling Interests
The consolidated statements of operations for the nine months ended September 30, 2016 and 2015, reflect noncontrolling interests of $8.5 million and $7.6 million, respectively, representing the Saul Organization’s share of net income for each period.
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and

Notes to Consolidated Financial Statements (Unaudited)

administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $255,000 and $312,400 for the nine months ended September 30, 2016 and 2015, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2016 and 2015, the Company contributed $129,000 and $103,300, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.0 million and $1.8 million, at September 30, 2016 and December 31, 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2016 and 2015, which included rental expense for the Company’s headquarters lease, totaled approximately $5.5 million and $5.9 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of September 30, 2016 and December 31, 2015, accounts payable, accrued expenses and other liabilities included approximately $682,400 and $655,000, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company has entered into a shared third-party predevelopment cost agreement with the B. F. Saul Real Estate Investment Trust (the "Trust"), a member of the Saul Organization (the “Predevelopment Agreement”). The Predevelopment Agreement, which expired on December 31, 2015, and was extended to December 31, 2016, relates to the sharing of third-party predevelopment costs incurred in connection with the planning of the future redevelopment of certain adjacent real estate assets in the Twinbrook area of Rockville, Maryland. The costs will be billed by the third-parties on a pro rata basis based on the acreage owned by each entity and neither party is obligated to advance funds to the other.
In August 2016, the Company entered into an agreement to acquire from the Trust, for an initial purchase price of $8.8 million, land in Loudoun County, Virginia, which is zoned for retail development. The parties have agreed to a closing date in early 2018, at which time the Company will exchange limited partnership units for the land. The Company intends to construct a shopping center and, subsequent to stabilization, may be obligated to issue additional limited partnership units to the Trust.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $617,100 and $684,800 for the nine months ended September 30, 2016 and 2015, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $279,100 and $295,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2016.
Stock options issued

	Directors
Grant date	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	Subtotals
Total grant	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	325,000
Vested	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	325,000
Exercised	10,000	12,500	25,000	17,500	17,500	17,500	15,000	10,000	5,000	—	130,000
Forfeited	7,500	7,500	—	2,500	2,500	—	—	—	—	—	20,000
Exercisable at September 30, 2016	12,500	10,000	7,500	12,500	12,500	17,500	20,000	20,000	30,000	32,500	175,000
Remaining unexercised	12,500	10,000	7,500	12,500	12,500	17,500	20,000	20,000	30,000	32,500	175,000
Exercise price	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74
Volatility	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166
Expected life (years)	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%
Risk-free rate	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%
Total value at grant date	$285,300	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$151,125	$2,269,700
Expensed in previous years	285,300	254,700	222,950	287,950	297,375	257,250	278,250	109,500	125,300	—	2,118,575
Expensed in 2016	—	—	—	—	—	—	—	—	—	151,125	151,125
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	Subtotal			Grand Totals
Total grant	135,000	162,500	242,500	202,500	170,000	190,000	194,000	1,296,500			1,621,500
Vested	67,500	118,750	107,500	131,875	85,000	47,500	—	558,125			883,125
Exercised	67,500	92,915	76,142	63,750	25,000	5,625	—	330,932			460,932
Forfeited	67,500	43,750	135,000	30,000	—	—	—	276,250			296,250
Exercisable at September 30, 2016	—	25,835	31,358	68,125	60,000	41,875	—	227,193			402,193
Remaining unexercised	—	25,835	31,358	108,750	145,000	184,375	194,000	689,318			864,318
Exercise price	$54.17	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74
Volatility	0.233	0.330	0.315	0.304	0.306	0.298	0.185
Expected life (years)	6.5	8.0	8.0	8.0	7.0	7.0	7.0
Assumed yield	4.13%	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%
Risk-free rate	4.61%	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%
Gross value at grant date	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$1,136,840	$9,696,415			$11,966,115
Estimated forfeitures	62,000	367,937	845,100	280,468	168,749	141,780	86,628	1,952,662			1,952,662
Expensed in previous years	1,277,200	998,688	575,994	762,034	492,120	240,472	—	4,346,508			6,465,083
Expensed in 2016	—	—	96,956	201,825	221,454	270,531	109,395	900,161			1,051,286
Future expense	—	—	—	156,973	467,477	931,817	940,817	2,497,084			2,497,084
Weighted average term of remaining future expense (in years)			2.6

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	860,274	$46.58	$4,237,456
Granted	226,500	57.74	2,006,790
Exercised	(219,956)	45.99	2,803,319
Expired/Forfeited	(2,500)	40.35
Outstanding at September 30	864,318	49.68	14,627,287
Exercisable at September 30	402,193	46.38	8,130,910
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 30, 2016, the closing share price of $66.60 was higher than the exercise price of all outstanding options. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.7 years and 6.6 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.60% and 3.75%, would be approximately $886.8 million and $892.9 million, respectively, compared to the principal balance of $837.4 million and $832.4 million at September 30, 2016 and December 31, 2015, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of September 30, 2016, the fair value of the interest-rate swap was approximately $3.2 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Change in fair value:
Recognized in earnings	$1	$(6)	$(9)	$(12)
Recognized in other comprehensive income	431	(561)	(383)	(510)
	$432	$(567)	$(392)	$(522)

10.	Commitments and Contingencies
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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended September 30, 2016
Real estate rental operations:
Revenue	$38,738	$14,484	$11	$53,233
Expenses	(8,330)	(4,941)	—	(13,271)
Income from real estate	30,408	9,543	11	39,962
Interest expense and amortization of deferred debt costs	—	—	(11,524)	(11,524)
General and administrative	—	—	(4,033)	(4,033)
Acquisition related costs	(57)	—	—	(57)
Subtotal	30,351	9,543	(15,546)	24,348
Depreciation and amortization of deferred leasing costs	(7,732)	(3,894)	—	(11,626)
Change in fair value of derivatives	—	—	1	1
Net income (loss)	$22,619	$5,649	$(15,545)	$12,723
Capital investment	$13,854	$4,399	$—	$18,253
Total assets	$938,124	$363,439	$9,441	$1,311,004

Three months ended September 30, 2015
Real estate rental operations:
Revenue	$38,903	$13,462	$11	$52,376
Expenses	(8,295)	(4,567)	—	(12,862)
Income from real estate	30,608	8,895	11	39,514
Interest expense and amortization of deferred debt costs	—	—	(11,229)	(11,229)
General and administrative	—	—	(3,802)	(3,802)
Predevelopment expenses	(57)	—	—	(57)
Acquisition related costs	(57)	—	—	(57)
Subtotal	30,494	8,895	(15,020)	24,369
Depreciation and amortization of deferred leasing costs	(7,779)	(3,352)	—	(11,131)
Change in fair value of derivatives	—	—	(6)	(6)
Net income (loss)	$22,715	$5,543	$(15,026)	$13,232
Capital investment	$7,404	$16,932	$—	$24,336
Total assets	$941,421	$340,983	$14,546	$1,296,950

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2016
Real estate rental operations:
Revenue	$120,861	$41,972	$36	$162,869
Expenses	(26,519)	(13,694)	—	(40,213)
Income from real estate	94,342	28,278	36	122,656
Interest expense and amortization of deferred debt costs	—	—	(34,268)	(34,268)
General and administrative	—	—	(12,500)	(12,500)
Acquisition related costs	(57)	—	—	(57)
Subtotal	94,285	28,278	(46,732)	75,831
Depreciation and amortization of deferred leasing costs	(22,774)	(10,704)	—	(33,478)
Change in fair value of derivatives	—	—	(9)	(9)
Net income (loss)	$71,511	$17,574	$(46,741)	$42,344
Capital investment	$20,258	$24,427	$—	$44,685
Total assets	$938,124	$363,439	$9,441	$1,311,004

Nine months ended September 30, 2015
Real estate rental operations:
Revenue	$116,567	$39,571	$37	$156,175
Expenses	(25,785)	(13,326)	—	(39,111)
Income from real estate	90,782	26,245	37	117,064
Interest expense and amortization of deferred debt costs	—	—	(33,988)	(33,988)
General and administrative	—	—	(11,712)	(11,712)
Predevelopment expenses	(57)	—	—	(57)
Acquisition related costs	(78)	—	—	(78)
Subtotal	90,647	26,245	(45,663)	71,229
Depreciation and amortization of deferred leasing costs	(22,633)	(9,749)	—	(32,382)
Gain on sale of property	11	—	—	11
Change in fair value of derivatives	—	—	(12)	(12)
Net income (loss)	$68,025	$16,496	$(45,675)	$38,846
Capital investment	$12,883	$37,030	$—	$49,913
Total assets	$941,421	$340,983	$14,546	$1,296,950

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to September 30, 2016, and prior to the date the financial statements are issued or are available to be issued, and determined the following subsequent event is required to be disclosed.
Burtonsville Town Square
The Company recently entered into an agreement to purchase for $75 million, plus approximately $1.3 million of acquisition costs, Burtonsville Town Square located in Burtonsville, Montgomery County, Maryland and has an earnest money deposit of $5 million at risk. Approximately $40 million of the purchase price will be funded through a new mortgage loan and the remainder will be funded through the Company’s revolving credit facility. The property is anchored by a Giant Food store and a CVS Pharmacy. The Company anticipates closing the acquisition and the loan on or before January 31, 2017.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2016.
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

	Nine months ended September 30,
	2016	2015	2014	2013	2012
Base rent	$18.67	$18.47	$18.06	$17.72	$17.05
Effective rent	$16.87	$16.78	$16.41	$15.83	$15.46

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
The Company recently completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of October 31, 2016, leases have been executed for 185 apartments (68.3%) and 165 apartments were occupied. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, is expected to be approximately $93.0 million, a portion of which is financed with a $71.6 million construction-to-permanent loan. Costs incurred through September 30, 2016, total approximately $90.1 million, of which $68.3 million has been financed by the loan.
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
In August 2016, the Company purchased for $7.2 million, including acquisition costs, 700 N. Glebe Road. Together with the adjacent 726, 730 and 750 N. Glebe Road previously acquired by the Company, the properties comprise 2.8 acres of land. Effective August 1, 2016, the Company's properties at Glebe Road were vacant and removed from service. The Company previously received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. Utilities are being disconnected, plans and specifications are in process, interest, real estate taxes and other costs related to development are being capitalized and the asset was reclassified to construction in progress in the Consolidated Balance Sheets. The timing of demolition of the existing structures and commencement of construction is uncertain and dependent on the issuance of various governmental approvals and permits.
The Company's tenants were impacted by winter weather during the first quarters of 2016 and 2015, as heavy snowfall in the Mid-Atlantic states during those periods hindered the ability of customers to shop. The cost of removing snow from the

Company's properties during the three months ended March 31, 2016 and 2015, was approximately $2.3 million and $1.6 million, respectively, approximately 60% of which will be or has been billed to tenants.
During the most recent downturn in the national real estate market, which began in 2008, the effects on the office and retail markets in the metropolitan Washington, D.C. area initially were less severe than in many other areas of the country. Even though economic conditions in the local economies, where the majority of the Company’s properties are located, have improved over recent years, issues facing the Federal government relating to spending cuts and budget policies have resulted in continued elevated vacancy rates in many sub-markets, thus pressuring rental rate growth. While overall consumer confidence appears to have improved, retailers continue to be cautious about new store openings. The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 94.7% at September 30, 2016, compared to 94.8% at September 30, 2015.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2016, amortizing fixed-rate debt with staggered maturities from 2018 to 2034 represented approximately 95.7% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of September 30, 2016, the Company’s variable-rate debt consisted of a $14.6 million bank term loan secured by Metro Pike Center and $23.0 million outstanding under the revolving credit facility. As of September 30, 2016, the Company has availability of approximately $251.6 million under its $275.0 million unsecured revolving line of credit.
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
Same property revenue

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total revenue	$53,233	$52,376	$162,869	$156,175
Less: Interest income	(12)	(11)	(36)	(37)
Less: Acquisitions, dispositions and development properties	(853)	(214)	(1,478)	(779)
Total same property revenue	$52,368	$52,151	$161,355	$155,359
Shopping centers	$38,737	$38,689	$120,427	$115,787
Mixed-Use properties	13,631	13,462	40,928	39,572
Total same property revenue	$52,368	$52,151	$161,355	$155,359
The $0.2 million increase in same property revenue for the 2016 quarter compared to the 2015 quarter was primarily due to (a) a $0.05 per square foot increase in base rent ($0.1 million) and (b) an increase in expense recoveries ($0.4 million) partially offset by (c) lower other income ($0.2 million) and (d) lower percentage rent ($0.1 million).

The $6.0 million increase in same property revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2016 is due primarily to (a) the net impact of a lease termination at 11503 Rockville Pike ($2.2 million), (b) a $0.35 per square foot increase in base rent ($2.3 million), and (c) an increase in expense recoveries ($1.3 million).

Same property operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$12,723	$13,232	$42,344	$38,846
Add: Interest expense and amortization of deferred debt costs	11,524	11,229	34,268	33,988
Add: Depreciation and amortization of deferred leasing costs	11,626	11,131	33,478	32,382
Add: General and administrative	4,033	3,802	12,500	11,712
Add: Predevelopment expenses	—	57	—	57
Add: Acquisition related costs	57	57	57	78
Add: Change in fair value of derivatives	(1)	6	9	12
Less: Gains on property dispositions	—	—	—	(11)
Less: Interest income	(12)	(11)	(36)	(37)
Property operating income	39,950	39,503	122,620	117,027
Less: Acquisitions, dispositions & development property	210	186	332	695
Total same property operating income	$39,740	$39,317	$122,288	$116,332
Shopping centers	$30,425	$30,422	$94,009	$90,087
Mixed-Use properties	9,315	8,895	28,279	26,245
Total same property operating income	$39,740	$39,317	$122,288	$116,332
Same property operating income increased $0.4 million for the 2016 quarter compared to the 2015 quarter due primarily to (a) a $0.05 per square foot increase in base rent ($0.1 million), (b) a decrease in property operating expenses ($0.2 million), and (c) an increase in expense recoveries ($0.4 million) partially offset by (d) lower other income ($0.2 million), and (e) an increase in real estate taxes ($0.2 million).
Same property operating income increased $6.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due primarily to (a) the net impact of a lease termination at 11503 Rockville Pike ($2.2 million), (b) a $0.35 per square foot increase in base rent ($2.3 million), and (c) an increase in expense recoveries
($1.3 million).

Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Revenue

	Three months ended September 30,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Base rent	$43,151	$42,431	$720	1.7%
Expense recoveries	8,561	8,181	380	4.6%
Percentage rent	57	157	(100)	(63.7)%
Other	1,464	1,607	(143)	(8.9)%
Total revenue	$53,233	$52,376	$857	1.6%
Base rent includes $221,500 and $582,800 for the three months ended September 30, 2016 and 2015, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $428,600 and $446,000, for the three months ended September 30, 2016 and 2015, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 1.6% in the three months ended September 30, 2016 (“2016 Quarter”) compared to the three months ended September 30, 2015 (“2015 Quarter”) primarily due to base rent generated by Park Van Ness ($0.8 million).
Operating Expenses

	Three months ended September 30,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Property operating expenses	$6,685	$6,308	$377	6.0%
Provision for credit losses	391	621	(230)	(37.0)%
Real estate taxes	6,195	5,933	262	4.4%
Interest expense and amortization of deferred debt costs	11,524	11,229	295	2.6%
Depreciation and amortization of deferred leasing costs	11,626	11,131	495	4.4%
General and administrative	4,033	3,802	231	6.1%
Acquisition related costs	57	57	—	—%
Predevelopment expenses	—	57	(57)	(100.0)%
Total operating expenses	$40,511	$39,138	$1,373	3.5%
Total operating expenses increased 3.5% in the 2016 Quarter compared to the 2015 Quarter.
Property Operating Expenses. Property operating expenses increased 6.0% in the 2016 Quarter primarily due to (a) the operation of Park Van Ness ($0.6 million) partially offset by (b) lower operating expenses throughout the portfolio ($0.2 million).
Provision for credit losses. The provision for credit losses for the 2016 Quarter represents 0.73% of the Company’s revenue, a decrease from 1.19% for the 2015 Quarter.
Real Estate taxes. Real estate taxes increased 4.4% in the 2016 Quarter primarily due to increased assessed values of several properties.
Interest expense and amortization of deferred debt costs. Interest expense increased 2.6% in the 2016 Quarter primarily due to the cessation of capitalization of interest related to Park Van Ness.
Depreciation and amortization of deferred leasing costs. Depreciation and amortization of deferred leasing costs increased 4.4% in the 2016 Quarter primarily due to (a) Park Van Ness ($0.7 million) partially offset by (b) lower expense at Germantown ($0.4 million).
General and administrative expense. General and administrative expense increased 6.1% in the 2016 Quarter primarily due to increased salary and benefit expense ($0.2 million).
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Revenue

	Nine Months Ended September 30,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Base rent	$128,338	$125,786	$2,552	2.0%
Expense recoveries	26,011	24,710	1,301	5.3%
Percentage rent	1,016	1,153	(137)	(11.9)%
Other	7,504	4,526	2,978	65.8%
Total revenue	$162,869	$156,175	$6,694	4.3%
Base rent includes $1.1 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.3 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 4.3% in the nine months ended September 30, 2016 (“2016 Period”) compared to the nine months ended September 30, 2015 (“2015 Period”).
Base Rent. The $2.6 million increase in base rent in the 2016 Period compared to 2015 Period is primarily attributable to (a) a $0.21 per square foot increase in commercial base rent ($1.3 million), (b) revenue generated by Park Van Ness ($0.9 million) and (c) a 9,913 square foot increase in commercial leased space ($0.1 million).
Expense Recoveries. Expense recoveries increased 5.3% in the 2016 Period primarily due to increased snow removal costs and real estate taxes.
Other revenue. Other revenue increased $3.0 million in the 2016 Period compared to the 2015 Period due to the impact of a lease termination fee at 11503 Rockville Pike ($3.0 million).
Operating Expenses

	Nine Months Ended September 30,		2015 to 2016 Change
(Dollars in thousands)	2016	2015	Amount	Percent
Property operating expenses	$20,740	$20,120	$620	3.1%
Provision for credit losses	1,207	1,281	(74)	(5.8)%
Real estate taxes	18,266	17,710	556	3.1%
Interest expense and amortization of deferred debt costs	34,268	33,988	280	0.8%
Depreciation and amortization of deferred leasing costs	33,478	32,382	1,096	3.4%
General and administrative	12,500	11,712	788	6.7%
Acquisition related costs	57	78	(21)	(26.9)%
Predevelopment expenses	—	57	(57)	(100.0)%
Total operating expenses	$120,516	$117,328	$3,188	2.7%
Total operating expenses increased 2.7% in the 2016 Period compared to the 2015 Period.
Property Operating Expenses. Property operating expenses increased 3.1% in the 2016 Period primarily due to (a) the operation of Park Van Ness ($1.0 million) partially offset by (b) lower operating expenses throughout the portfolio ($0.3 million).
Provision for credit losses. The provision for credit losses for the 2016 Period represents 0.74% of the Company’s revenue, a decrease from 0.82% for the 2015 Period.
Real Estate Taxes. Real estate taxes increased 3.1% in the 2016 Period primarily due to increased assessed values of several properties.
Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization to $33.5 million in the 2016 Period from $32.4 million in the 2015 Period was due primarily to Park Van Ness, which was placed in service during the 2016 Period.
General and administrative expense. The 6.7% increase in general and administrative expense was primarily due to
(a) increased salary and benefit expense ($0.5 million) and (b) increased stock option expense ($0.1 million).

Liquidity and Capital Resources
Cash and cash equivalents totaled $9.8 million and $8.9 million at September 30, 2016 and 2015, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$70,351	$64,726
Net cash used in investing activities	(44,685)	(49,881)
Net cash used in financing activities	(25,833)	(18,051)
Decrease in cash and cash equivalents	$(167)	$(3,206)
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $5.2 million decrease in cash used in investing activities is primarily due to lower development expenditures ($8.7 million) partially offset by higher acquisition expenditures ($5.4 million).
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2016 primarily reflects:

•	repayment of notes payable totaling $18.4 million;

•	revolving credit facility principal payments of $37.0 million;

•	distributions to common stockholders totaling $29.3 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $10.1 million; and

•	distributions to preferred stockholders totaling $9.3 million;
which was partially offset by:

•	advances from the revolving credit facility totaling $32.0 million;

•	proceeds of $5.1 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP");

•	proceeds of $17.9 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $23.1 million from the Park Van Ness construction loan.
Net cash used in financing activities for the nine months ended September 30, 2015 primarily reflects:

•	revolving credit facility principal payments of $28.0 million;

•	repayment of notes payable totaling $47.0 million;

•	distributions to common stockholders totaling $26.5 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $9.1 million; and

•	distributions to preferred stockholders totaling $9.3 million;
which was partially offset by:

•	proceeds of $46.0 million received from notes payable;

•	advances from the revolving credit facility totaling $15.0 million;

•	proceeds of $4.1 million from the issuance of limited partnership units in the Operating Partnership pursuant to our DRIP;

•	proceeds of $11.1 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $26.0 million from the Park Van Ness construction loan.

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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing Park Van Ness, a primarily residential project with street-level retail. As of September 30, 2016, the estimated cost to complete the project is approximately $2.9 million, which will be funded by the remaining availability under the construction-to-permanent loan. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
As of September 30, 2016, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2016	$—		$6,284	$6,284
2017	14,442		25,766	40,208
2018	50,748	(a)	25,901	76,649
2019	60,793		24,614	85,407
2020	61,163		21,892	83,055
2021	11,012		21,404	32,416
Thereafter	444,679		106,312	550,991
Principal amount	$642,837		$232,173	875,010
Unamortized deferred debt expense				7,703
Net				$867,307
(a) Includes $23.0 million outstanding under the line of credit.

Management believes that the Company’s capital resources, which at September 30, 2016 included cash balances of approximately $9.8 million and borrowing availability of approximately $251.6 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 136,623 and 148,215 shares under the DRIP at a weighted average discounted price of $54.58 and $52.06 per share, during the nine months ended September 30, 2016 and 2015, respectively. The Company issued 93,867 and 78,101 limited partnership units under the DRIP at a weighted average price of $54.80 and $51.99 per unit during the nine months ended September 30, 2016 and 2015, respectively. The Company also credited 5,998 and 5,682 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $54.82 and $52.13 per share, during the nine months ended September 30, 2016 and 2015, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2016.
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
The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of September 30, 2016, $23.0 million was outstanding, approximately $251.6 million was available under the line and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of September 30, 2016, the margin was 145 basis points.
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
As of September 30, 2016, the Company was in compliance with all such covenants.
At September 30, 2016, the Company had a $71.6 million construction-to-permanent loan, with $68.3 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.6 million outstanding at September 30, 2016) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.

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
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the nine months ended September 30, 2016, totaled $66.5 million, an increase of 7.4% compared to the nine months ended September 30, 2015.
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income	$12,723	$13,232	$42,344	$38,846
Subtract:
Gain on sale of property	—	—	—	(11)
Add:
Real estate depreciation and amortization	11,626	11,131	33,478	32,382
FFO	24,349	24,363	75,822	71,217
Subtract:
Preferred stock dividends	(3,093)	(3,093)	(9,281)	(9,281)
FFO available to common stockholders and noncontrolling interests	$21,256	$21,270	$66,541	$61,936
Weighted average shares:
Diluted weighted average common stock	21,779	21,191	21,544	21,157
Convertible limited partnership units	7,391	7,266	7,360	7,239
Average shares and units used to compute FFO per share	29,170	28,457	28,904	28,396
FFO per share available to common stockholders and noncontrolling interests	$0.73	$0.75	$2.30	$2.18

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

Acquisitions and Redevelopments
During the remainder of the year, the Company will complete final construction activities related to the development of Park Van Ness, continue its redevelopment activities at Glebe Road, may redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the balance of the year, any developments, expansions or acquisitions are expected to be funded with bank borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2015 and the nine months ended September 30, 2016.
Park Van Ness
The Company recently completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of October 31, 2016, leases have been executed for 185 apartments (68.3%) and 165 apartments were occupied. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), is expected to be approximately $93.0 million, a portion of which is financed with a $71.6 million construction-to-permanent loan. Costs incurred through September 30, 2016, total approximately $90.1 million, of which $68.3 million has been financed by the loan.
700 N. Glebe Road
In August 2016, the Company purchased for $7.2 million, including acquisition costs, 700 N. Glebe Road. Together with the adjacent 726, 730 and 750 N. Glebe Road previously acquired by the Company, the properties comprise 2.8 acres of land. Effective August 1, 2016, the Company's properties at Glebe Road were vacant and removed from service. The Company previously received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. Utilities are being disconnected, plans and specifications are in process, interest, real estate taxes and other costs related to development are being capitalized and the asset was reclassified to construction in progress in the Consolidated Balance Sheets. The timing of demolition of the existing structures and commencement of construction is uncertain and dependent on the issuance of various governmental approvals and permits.
Germantown Center
In 2014, the Company entered into a contingent ground lease with CVS and, as of June 30, 2015, all of the lease contingencies had been satisfied and lease payments commenced in November 2015. CVS has demolished two of the four existing buildings that previously comprised the center and has constructed a 13,500 square foot pharmacy building. CVS expects to commence operations in November 2016. The Company incurred approximately $57,000 of predevelopment costs in the third quarter of 2015 and does not expect to incur further predevelopment costs related to the project.
Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
Thruway Pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied 4,200 square foot bank building in Winston Salem, North Carolina, and incurred acquisition costs of $57,000. The property is contiguous with and an expansion of the Company's Thruway Shopping Center.
Ashbrook Marketplace
In August 2016, the Company entered into an agreement to acquire from B. F. Saul Real Estate Investment Trust (the “Trust”), for an initial purchase price of $8.8 million, approximately 14.3 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Loudoun County, Virginia. The land is zoned for up to 115,000 square feet of retail development. In order to allow the Company time to pre-lease and complete project plans and specifications, the parties have agreed to a closing date in early 2018, at which time the Company will exchange limited partnership units for the land. The number of limited partnership units to be exchanged will be based on the initial purchase price and the average share value (as defined in the agreement) of the Company’s common stock at the time of the exchange. The Company intends to construct a shopping center and, upon stabilization, may be obligated to issue additional limited partnership units to the Trust.
Burtonsville Town Square
The Company recently entered into an agreement to purchase for $75 million, plus approximately $1.3 million of acquisition costs, Burtonsville Town Square located in Burtonsville, Montgomery County, Maryland and has an earnest money deposit of $5 million at risk. Approximately $40 million of the purchase price will be funded through a new mortgage loan and the remainder will be funded through the Company’s revolving credit facility. The property comprises approximately 121,000 square feet of retail space which is 100% leased and is anchored by a Giant Food store and a CVS Pharmacy. The Company anticipates closing the acquisition and the loan on or before January 31, 2017.
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2016	49	7	7,882,032	1,273,335	95.7%	88.7%
September 30, 2015	50	6	7,905,264	1,264,488	95.4%	91.1%
As of September 30, 2016, 94.7% of the Commercial portfolio was leased, compared to 94.8% at September 30, 2015. On a same property basis, 94.7% of the Commercial portfolio was leased, compared to 94.8% at September 30, 2015. As of September 30, 2016, the Clarendon Center apartments were 96.7% leased compared to 97.1% at September 30, 2015. As of September 30, 2016, the Park Van Ness apartments were 61.3% leased.
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

			Average Base Rent per Square Foot
Three months ended September 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2016	529,313	79	$15.19	$14.20
2015	379,634	87	20.05	19.56

Additional information about the 2016 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	19	60
Square feet	80,083	449,230
Per square foot average annualized:
Base rent	$23.13	$13.77
Tenant improvements	(0.77)	(0.01)
Leasing costs	(0.26)	(0.06)
Rent concessions	(0.27)	—
Effective rents	$21.83	$13.70

During the three months ended September 30, 2016, the Company entered into 158 new or renewed apartment leases. The average monthly rent per square foot for the 86 leases for units which were previously occupied increased to $3.64 from $3.61. During the three months ended September 30, 2015, the Company entered into 64 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.57 from $3.51.
As of December 31, 2015, 1,035,195 square feet of Commercial space was subject to leases scheduled to expire in 2016. Of those leases, as of September 30, 2016, leases representing 273,694 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	273,694
Average base rent per square foot	$18.25
Estimated market base rent per square foot	$17.91

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at September 30, 2016 was approximately $3.2 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2016, the Company had variable rate indebtedness totaling $37.6 million. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2016 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $375,700 based on those balances. As of September 30, 2016, the Company had fixed-rate indebtedness totaling $837.4 million with a weighted average interest rate of 5.51%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2016 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately
$39.6 million  less than the carrying value.

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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
During the quarter ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
July 29, 2016 dividend distribution acquired 22,261 shares of common stock at a price of $65.64 per share and
26,897 limited partnership units at a price of $65.64 per unit.

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

(c)
First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the 2009 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership is filed herewith.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: November 1, 2016	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: November 1, 2016	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: November 1, 2016	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)