Form 10-K
period 2016-12-31
SAUL CENTERS INC
filed 2017-03-07
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of March 1, 2017 was 21.5 million.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2016 was $741.9 million.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2014.

Name of Property	Location	Type	Square Footage	Year of Acquisition/ Development/ Disposal
Acquisitions
1580 Rockville Pike	Rockville, Maryland	Shopping Center	12,100	January 2014
1582 Rockville Pike	Rockville, Maryland	Shopping Center	40,700	April 2014
750 N. Glebe Road*	Arlington, Virginia	Shopping Center	16,900	August 2014
730 N. Glebe Road*	Arlington, Virginia	Shopping Center	2,000	December 2014
1584 Rockville Pike	Rockville, Maryland	Shopping Center	4,600	December 2014
726 N. Glebe Road*	Arlington, Virginia	Shopping Center	4,800	September 2015
700 N. Glebe Road	Arlington, Virginia	Development	N/A	August 2016
Developments
Park Van Ness	Washington, DC	Mixed-Use		2013-2016
Dispositions
Giant Center	Milford Mill, Maryland	Shopping Center	70,040	April 2014
Crosstown Business Center	Tulsa, Oklahoma	Mixed-Use	197,100	December 2016
*As of August 2016, these properties were removed from operations and reclassified to development.
As of December 31, 2016, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties. Shopping Centers and Mixed-Use Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 15 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Organizational Structure
The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2016.

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

Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 58 full-time equivalent employees at its headquarters office and 45 employees at its properties and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
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
The Company subleases its corporate headquarters space from the Saul Organization at the Company’s share of the cost. A discussion of the lease terms is provided in Note 7, Long Term Lease Obligations, of the Notes to Consolidated Financial Statements.
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
The Company will also seek growth opportunities in its Washington, D.C. metropolitan area Mixed-Use portfolio, primarily through development and redevelopment, as evidenced by the commencement in 2013 of the redevelopment of Park Van Ness (formerly Van Ness Square). The Company is in the early stages of the development of a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The cost of this project, which has not been determined, is expected to be funded through debt financing and working capital, including the Company's existing line of credit. Management also intends to negotiate lease renewals or to re-lease available space in the Mixed-Use Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.
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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of March 1, 2017, leases have been executed for 217 apartments (80.1%) and 205 apartments were occupied. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2016, total approximately $92.9 million, of which $70.1 million has been financed by the loan.
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
In January 2016, the Company terminated a 16,500 square foot lease at 11503 Rockville Pike and received a $3.0 million lease termination fee which was recognized as revenue in the first quarter. The space was previously occupied by an office supply store that had vacated in mid 2014 and the lease was scheduled to expire in 2019. The termination fee revenue was partially offset by the loss of approximately $1.1 million in rental revenue over the remainder of 2016. The Company has executed a lease with a replacement tenant, with occupancy and rent commencement projected to be Spring 2017. While the Company continues to plan for a mixed-use development at this site and its neighboring Metro Pike Center, the initial phases of this development are expected to be on the west side of Rockville Pike at Metro Pike Center. The Company has not committed to any timetable for commencement of construction.
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties, with approximately 23,700 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. Combined, the properties total 2.8 acres. Effective August 1, 2016, these properties were vacant and removed from service. The Company previously received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. Utilities have been disconnected, plans and specifications are in process, interest, real estate taxes and other costs related to development are being capitalized and the assets were reclassified to construction in progress in the Consolidated Balance Sheets. The demolition of the existing structures is expected to commence in the Spring of 2017, pending the issuance of the demolition permit. Commencement of construction remains uncertain and dependent on completion of plans and specifications and award of a general contract.

Albertson's/Safeway, a tenant at nine of the Company's shopping centers, closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Foods, for that space and Global Foods is expected to commence operations in the second quarter of 2017. The Company terminated the lease with Albertson's/Safeway at Broadlands and has executed a lease with Aldi Food Market for 20,000 square feet of this space which is expected to open in late 2017. We continue to actively market the balance of the former Safeway space.
In January 2017, the Company purchased for $76.3 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. It has expansion development potential of up to 18,000 square feet of additional retail space. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility.
In light of the limited amount of quality properties for sale and the escalated pricing of properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new Shopping Center and Mixed-Use Properties in the near future is uncertain. Because of the Company’s conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are identified and market conditions improve. (See “Item 1. Business - Capital Policies”). It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.
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
In December 2016, the Company sold for $5.4 million the 197,100 square foot Crosstown Business Center located in Tulsa, Oklahoma and recognized a $1.0 million gain.
The Company may elect to dispose of other properties if, based upon management’s periodic review of the Company’s portfolio, the Board of Directors determines that such action would be in the best interest of the Company’s stockholders.
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2016.
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
Employees
As of March 1, 2017, the Company had approximately 58 full-time equivalent employees at its headquarters office, including eight leasing agents, and 45 employees at its properties. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.
Recent Developments
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company’s strong underlying fundamentals have resulted in a commercial leasing percentage, on a comparable property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, which continues to improve and increased to 95.4% at December 31, 2016, from 95.0% at December 31, 2015.
The Company's tenants were further impacted by winter weather, as heavy snowfall in the Mid-Atlantic states during the first quarter of 2016 and 2014 hindered the ability of customers to shop. The cost of removing snow from the Company's properties during the three months ended March 31, 2016 and 2014, was approximately $2.2 million and $2.0 million, respectively, approximately 60% of which is was recovered from tenants.
The Company had access to debt and preferred equity at attractive terms and pricing during 2014, 2015 and 2016. The Company maintains a ratio of total debt to total asset value of under 50%, which allows it to obtain additional secured borrowings if necessary. And, as of December 31, 2016, amortizing fixed-rate mortgage debt with staggered maturities from 2018 to 2034, represented approximately 93.0% of the Company’s notes payable, thus minimizing refinancing risk. The floating-rate debt of the Company is comprised of a $14.5 million loan secured by Metro Pike Center and $49.0 million outstanding under the Company's revolving credit facility.
In February 2017, the Company terminated a 58,000 square foot Albertson's/Safeway lease at Broadlands Village shopping center and received a $3.6 million lease termination fee which will be recognized as revenue in the first quarter. Safeway had ceased operations in the space in April 2016 and the lease was scheduled to expire in 2028. The termination fee revenue will be partially offset by the loss of approximately $1.6 million in rental revenue, including a write-off of unamortized straight-line rent, over the remainder of 2017. The Company has executed a lease with Aldi Food Market for 20,000 square feet of this space which is expected to open in late 2017. We continue to actively market the balance of the former Safeway space.

Acquisition and Development Activity
A significant contributor to the Company’s recent growth in its Shopping Center portfolio has been its land acquisitions and subsequent development, redevelopment of existing Shopping Centers and operating property acquisition activities. Redevelopment activities reposition the Company’s Shopping Centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2014 through December 31, 2016, the Company acquired seven significant real estate assets. Below is a discussion of significant activities.
2016 / 2015 / 2014 Acquisitions, Developments and Redevelopments
1500, 1580, 1582, 1584 Rockville Pike
In 2014, in separate transactions, the Company purchased three properties, with approximately 57,400 square feet of retail space for an aggregate $25.2 million. The three properties are adjacent to an existing property on the east side of Rockville Pike near the Twinbrook Metro station. Combined, the four properties total 10.3 acres and are zoned for up to 1.2 million square feet of rentable mixed-use space. The Company is actively engaged in a plan for redevelopment, but has not committed to any timetable for commencement of construction.
700, 726, 730, 750 North Glebe Road
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties, with approximately 23,700 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. Combined, the properties total 2.8 acres. Effective August 1, 2016, the Company's properties at Glebe Road were vacant and removed from service. The Company previously received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. Utilities have been disconnected, plans and specifications are in process, interest, real estate taxes and other costs related to development are being capitalized and the assets were reclassified to construction in progress in the Consolidated Balance Sheets. The demolition of the existing structures is expected to commence in the Spring of 2017, pending the issuance of the demolition permit. Commencement of construction remains uncertain and dependent on completion of plans and specifications and award of a general contract.
Park Van Ness
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of March 1, 2017, leases have been executed for 217 apartments (80.1%) and 205 apartments were occupied. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2016, total approximately $92.9 million, of which $70.1 million has been financed by the loan.

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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.3% of our total revenue for the year ended December 31, 2016. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
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
Influence of Officers, Directors and Significant Stockholders.
Three of our executive officers, Mr. B. F. Saul II, our President and Chief Operating Officer, J. Page Lansdale, and our Executive Vice President-Chief Legal and Administrative Officer, Christine Nicolaides Kearns, are members of the Saul Organization, and persons associated with the Saul Organization constitute five of the
13 members of our Board of Directors. In addition, as of December 31, 2016, Mr. B. F. Saul II had the potential to exercise control over 9,326,194 shares of our common stock representing 43.5% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2016, 7,430,516 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2016,
Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.6% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2016, approximately 530,000 of the 7,430,516 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
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
We own real estate assets in the Twinbrook area of Rockville, Maryland, which are adjacent to real estate assets owned by the B. F. Saul Real Estate Investment Trust (the “Trust”), a member of the Saul Organization. We have entered into an agreement with the Saul Trust, which originally expired on December 31, 2015, and which was extended to December 31, 2016, to share, on a pro rata basis, third-party predevelopment costs related to the planning of the future development of the adjacent sites. On December 8, 2016, we entered into a replacement agreement with the Saul Trust which extended the expiration date to December 31, 2017 and provides for automatic twelve month renewals unless either party provides notice of termination. Conflicts with respect to payments and allocations of costs may arise under the agreement.
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2016, are charges totaling $7.5 million, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $360,500 for the year ended December 31, 2016.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in March 2017. A lease extension is being finalized which will extend the term to March 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2016 was $843,300. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.
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
As of December 31, 2016, we had approximately $907.8 million of debt outstanding, $844.3 million of which was long-term fixed-rate debt secured by 36 of our properties and $63.5 million of which was variable-rate debt due under one secured bank loan and our revolving credit facility.
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
As of December 31, 2016, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
As of December 31, 2016, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.6% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.
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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2016 that remain unresolved.
Item 2. Properties
Overview
As of December 31, 2016, the Company is the owner, developer and operator of a real estate portfolio composed of 55 operating properties, totaling approximately 9.4 million square feet of gross leasable area (“GLA”), and three development parcels. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 49 neighborhood and community Shopping Centers, and six predominantly Mixed-Use Properties totaling approximately 7.9 million and 1.5 million square feet of commercial GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Twenty-nine of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. The number of grocery-anchored centers excludes the Briggs Chaney Plaza and Broadlands Village shopping centers, where Safeway ceased operations during the quarter ended June 30, 2016, but whose leases remain in full force and effect. Three retail tenants, Giant Food (4.3%), a tenant at nine Shopping Centers, Capital One Bank (2.8%), a tenant at 20 properties, and Albertson's/Safeway (2.6%), a tenant at nine Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2016.
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for the Clarendon Center and Park Van Ness apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Year ended December 31,
	2016	2015	2014	2013	2012
Base rent	$18.73	$18.52	$18.07	$17.77	$17.05
Effective rent	$16.90	$16.81	$16.45	$15.98	$15.47

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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2016 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 15,800 and 96,600, respectively. The 2016 average household income within the one- and three-mile radius of the Shopping Centers is approximately $108,200 and $111,400, respectively, compared to a national average of $74,700. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.
The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 160,900 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Twenty-nine of the Shopping Centers are anchored by a grocery store.
Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2016, for each of the next ten years beginning with 2017, assuming that none of the tenants exercise renewal options and excluding an aggregate of 313,995 square feet of unleased space, which represented 4.0% of the GLA of the Shopping Centers as of December 31, 2016.

Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2017	920,637	sf	11.7%	$16,228,231	12.8%	$17.63
2018	1,059,552		13.4%	17,466,802	13.8%	16.49
2019	980,217		12.4%	18,055,667	14.3%	18.42
2020	886,710		11.2%	15,618,562	12.3%	17.61
2021	960,220		12.2%	16,048,389	12.7%	16.71
2022	784,431		10.0%	11,065,879	8.7%	14.11
2023	412,555		5.2%	6,861,378	5.4%	16.63
2024	220,829		2.8%	5,014,164	4.0%	22.71
2025	188,737		2.4%	4,329,739	3.4%	22.94
2026	272,553		3.5%	5,283,036	4.2%	19.38
Thereafter	881,618		11.2%	10,681,663	8.4%	12.12
Total	7,568,059	sf	96.0%	$126,653,510	100.0%	16.74

(1)	Calculated using annualized contractual base rent payable as of December 31, 2016 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
The Mixed-Use Properties
All of the Mixed-Use Properties are located in the Washington, D.C. metropolitan area and contain an aggregate GLA of approximately 1.5 million square feet, comprised of 1.0 million and 0.1 million square feet of office and retail space, respectively, and 515 apartments. The Mixed-Use Properties represent three distinct styles of facilities, are located in differing commercial environments with distinctive demographic characteristics, and are geographically removed from one another. Accordingly, management believes that the Washington, D.C. area mixed-use properties compete for tenants in different commercial and geographic sub-markets of the metropolitan Washington, D.C. market and do not compete with one another.
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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of March 1, 2017, leases have been executed for 217 apartments (80.1%) and 205 apartments were occupied. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2016, total approximately $92.9 million, of which $70.1 million has been financed by the loan.
Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2016, for each of the next ten years beginning with 2017, assuming that none of the tenants exercise renewal options and excluding an aggregate of 97,350 square feet of unleased office and retail space, which represented 9.0% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2016.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2017	31,880	sf	3.0%	$440,505	1.2%	$13.82
2018	89,606		8.3%	2,999,404	8.2%	33.47
2019	116,448		10.8%	5,361,714	14.6%	46.04
2020	164,361		15.3%	3,835,694	10.4%	23.34
2021	132,125		12.3%	5,938,880	16.2%	44.95
2022	94,052		8.7%	3,729,573	10.1%	39.65
2023	121,359		11.3%	6,016,713	16.4%	49.58
2024	40,719		3.8%	2,371,708	6.5%	58.25
2025	22,235		2.1%	896,302	2.4%	40.31
2026	113,521		10.5%	4,023,619	10.9%	35.44
Thereafter	52,552		4.9%	1,134,266	3.1%	21.58
Total	978,858	sf	91.0%	$36,748,378	100.0%	37.54

(1)	Calculated using annualized contractual base rent payable as of December 31, 2016, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2016, the Company had 434 apartment leases, 382 of which will expire in 2017 and 52 of which will expire in 2018. Annual base rent due under these leases is $6.7 million and $0.1 million for the years ending December 31, 2017 and 2018, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2016	2015	2014	2013	2012	Anchor / Significant Tenants
Shopping Centers
Ashburn Village	Ashburn, VA	221,585	1994-2006	26.4	91%	95%	93%	91%	92%	Giant Food, Hallmark Cards, McDonald's, Burger King, Dunkin' Donuts, Kinder Care
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA	358,071	1972 (1993/99/07)	32.3	100%	100%	100%	100%	100%	Lowe’s Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s, Chipotle
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	100%	100%	100%	BJ’s Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	95%	100%	89%	91%	87%	Publix, Wachovia Bank, Palm Beach Fitness, Anthony's Clothing
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	100%	98%	100%	100%	Panera Bread, Party City, Petco
Briggs Chaney MarketPlace	Silver Spring, MD	194,258	2004	18.2	98%	99%	99%	99%	99%	Global Foods, Ross Dress For Less, Family Dollar, Advance Auto, McDonald's, Wendy’s
Broadlands Village	Ashburn, VA	174,734	2003-2006	24.0	100%	98%	97%	87%	85%	Safeway, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks, Minnieland Day Care
Countryside Marketplace	Sterling, VA	138,229	2004	16.0	94%	93%	91%	91%	92%	Safeway, CVS Pharmacy, Starbucks, McDonalds
Cranberry Square	Westminster, MD	141,450	2011	18.9	100%	97%	97%	95%	92%	Giant Food, Staples, Party City, Pier 1 Imports, Jos. A. Bank, Wendy’s, Giant Gas
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	92%	92%	88%	84%	84%	Publix, Subway, Orange Theory
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Capital One Bank
French Market	Oklahoma City, OK	246,148	1974 (1984/98)	13.8	98%	98%	100%	100%	87%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon, Raising Canes
Germantown	Germantown, MD	18,982	1992	2.7	100%	100%	86%	81%	81%	Jiffy Lube, CVS Pharmacy
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	97%	95%	94%	97%	96%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Eastern	District Heights, MD	255,398	1972 (1995)	31.9	93%	73%	73%	74%	75%	Pep Boys, No Excuse Workout, Kool Smiles
Great Falls Center	Great Falls, VA	91,666	2008	11.0	98%	100%	98%	96%	98%	Safeway, CVS Pharmacy, Capital One Bank, Starbucks, Subway, Long & Foster
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	100%	100%	Mega Mart, Radio Shack, Starbucks, Chuck E. Cheese’s, Sardi's Chicken
Hunt Club Corners	Apopka, FL	105,882	2006	13.9	97%	94%	94%	97%	94%	Publix, Pet Supermarket, Sprint/Radio Shack, Hallmark
Jamestown Place	Altamonte Springs, FL	96,341	2005	10.9	95%	90%	92%	89%	93%	Publix, Carrabas Italian Grill
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	98%	100%	100%	100%	100%	Lowe’s Home Improvement Center, Chipotle

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2016	2015	2014	2013	2012	Anchor / Significant Tenants
Shopping Centers (Continued)
Kentlands Square II	Gaithersburg, MD	246,965	2011, 2013	23.4	100%	100%	98%	96%	96%	Giant Food, Kmart, Party City, Panera Bread, Not Your Average Joe’s, Payless Shoes, Hallmark, Chick-Fil-A, Coal Fire Pizza, Tommy Joe's, Cava Mezze Grill, Zengo Cycle, Fleet Feet
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	100%	96%	100%	100%	100%	Elizabeth Arden’s Red Door Salon, Bonefish Grill, Subway
Lansdowne Town Center	Leesburg, VA	189,422	2006	23.4	88%	89%	97%	97%	93%	Harris Teeter, CVS Pharmacy, Panera Bread, Not Your Average Joe's, Starbucks, Capital One Bank, Ford's Fish Shack
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	95%	100%	100%	100%	100%	CVS Pharmacy, Party Depot, FedEx Kinko’s, Radio Shack, Verizon Wireless
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	91%	90%	94%	94%	93%	Aldi Grocery, Rite Aid, Virtua Health Center, Family Dollar, Retro Fitness, Big Lots, Pet Valu
Metro Pike Center	Rockville, MD	67,488	2010	4.6	69%	89%	80%	92%	84%	McDonald's, Dunkin' Donuts, 7-Eleven
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	100%	100%	97%	93%	92%	Giant Food, Giant Gas Station, Panera Bread, Starbucks, Five Guys, California Tortilla, Firehouse Subs, Comcast
Northrock	Warrenton, VA	99,789	2009	15.4	99%	92%	95%	87%	81%	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza, Capital One Bank, Jos. A. Bank, Novant Health
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	97%	97%	98%	97%	96%	Safeway, Advance Auto, Dollar Tree, Radio Shack, McDonalds, Wendy’s, Ledo’s Pizza
Olney	Olney, MD	53,765	1975 (1990)	3.7	90%	97%	92%	93%	94%	Rite Aid, Olney Grill, Ledo’s Pizza, Popeye’s, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	97%	98%	98%	94%	92%	Kroger, Subway, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	100%	98%	91%	98%	98%	Safeway, Duffy's Sports Grill, Toojay’s Deli, The Tile Shop, Rockler Tools
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	100%	99%	96%	94%	91%	Giant Food, Starbucks, Sleepy's, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010/2012	3.0	63%	63%	63%	70%	70%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic (MEAC)
1500/1580/1582/ 1584 Rockville Pike	Rockville, MD	110,128	2012/2014	10.3	87%	90%	99%	100%	91%	Party City, CVS Pharmacy, Sheffield Furniture
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	98%	95%	97%	97%	97%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	94%	95%	91%	91%	90%	Seacoast Realty, Armand’s Pizza, Candy Kitchen, Summer Salts
Seven Corners	Falls Church, VA	573,481	1973 (1994)	31.6	100%	100%	100%	100%	100%
The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy’s, Burlington Coat Factory

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2016	2015	2014	2013	2012	Anchor / Significant Tenants
Shopping Centers (Continued)
Severna Park Marketplace	Severna Park, MD		254,174	2011	20.6	98%	100%	100%	100%	100%	Giant Food, Kohl’s, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonald's, Jos. A Bank, Radio Shack, Five Guys, Unleashed (Petco)
Shops at Fairfax	Fairfax, VA		68,762	1975 (1993/99)	6.7	97%	100%	98%	100%	100%	Super H Mart
Smallwood Village Center	Waldorf, MD		173,341	2006	25.1	80%	69%	72%	74%	70%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD		484,035	1972 (1986)	41.2	98%	95%	89%	87%	93%	The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care
Southside Plaza	Richmond, VA		371,761	1972	32.8	91%	98%	98%	98%	92%	Community Supermarket, Maxway, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles, Falla's
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	88%	91%	94%	94%	88%	Maxway, Big Lots, Emory Clinic, Dollar Tree, Shoe Land
Thruway	Winston-Salem, NC		366,693	1972 (1997)	31.5	98%	96%	97%	96%	93%
Harris Teeter, Trader Joe’s, Stein Mart, Talbots, Hanes Brands, Jos. A Bank, Bonefish Grill, Chico’s, Ann Taylor Loft, Rite Aid, FedEx/Kinkos, Plow & Hearth, New Balance, Aveda Salon, Christies Hallmark, Carter’s Kids, McDonalds, Chick-Fil-A, Wells Fargo Bank, Francesca’s Collections, Great Outdoor Provision Company, White House / Black Market, Soma

Village Center	Centreville, VA		146,032	1990	17.2	95%	94%	98%	96%	99%	Giant Food, Tuesday Morning, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga
Westview Village	Frederick, MD		97,858	2009	11.6	100%	100%	90%	88%	85%	Silver Diner, Sleepy’s, Music & Arts, Firehouse Subs, CiCi’s Pizza, Café Rio, Five Guys, Regus, Krispy Kreme
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	100%	99%	100%	100%	100%	Giant Food, Sears, Walgreens, Boston Market, Sarku
Total Shopping Centers		(3)	7,882,054		760.2	96.0%	95.4%	95.0%	94.5%	93.4%

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2016		2015		2014		2013		2012		Anchor / Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	83%		84%		88%		91%		83%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA		108,387	2010	0.6	99%		96%		96%		96%		96%		Pete’s New Haven Pizza, AT&T, Airline Reporting Corporation
Clarendon Center-South Block	Arlington, VA		104,894	2010	1.3	100%		100%		100%		100%		100%		Trader Joe’s, Circa, Burke and Herbert Bank, Bracket Room, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One
Clarendon Center Residential-South Block (244 units)			188,671	2010		97%		99%		96%		99%		100%
Park Van Ness-Residential (271 units)	Washington, DC		214,600	2016	1.4	73%		N/A		N/A		N/A		N/A
Park Van Ness-Retail	Washington, DC		8,847	2016		100%		N/A		N/A		N/A		N/A		Soapstone Market, Sfoglina Pasta House
601 Pennsylvania Ave.	Washington, DC		227,021	1973 (1986)	1.0	98%		98%		96%		95%		95%		National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Capital Grille, Michael Best & Friedrich, LLP
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	89%		95%		82%		86%		89%
Vanderweil Engineering, Freeman Decorating Services, Academy of Managed Care Pharmacy, Cooper Carry, National PACE Association, Marketing General, Alexandria Economic Development, Trader Joe’s, Fed Ex/Kinko’s, Talbots, Starbucks, Virginia ABC

Total Mixed Use Properties		(3)	1,479,479		43.4	91.0%	(2)	92.2%		90.3%	(2)	92.3%	(2)	89.8%	(2)
Total Portfolio		(3)	9,361,533		803.6	95.4%	(2)	95.0%	(2)	94.4%	(2)	94.2%	(2)	92.9%	(2)
Land and Development Parcels
Ashland Square Phase II	Manassas, VA			2004	17.3			Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
N. Glebe Road	Arlington, VA			2014-2016	2.8			Zoning and site plan approval received from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space.
New Market	New Market, MD			2005	35.5			Parcel will accommodate retail development in excess of 120,000 SF near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Total Development Properties					55.6

(1)
Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Includes only operating properties owned as of December 31, 2016. As such, prior year totals do not agree to prior year tables.

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
Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the Company’s shares of common stock were reported by the New York Stock Exchange for each quarter of 2016 and 2015 as follows:

Period	Share Price
	High	Low
October 1, 2016 – December 31, 2016	$68.23	$58.79
July 1, 2016 – September 30, 2016	$68.58	$61.28
April 1, 2016 – June 30, 2016	$61.71	$51.59
January 1, 2016 - March 31, 2016	$53.50	$47.77
October 1, 2015 – December 31, 2015	$58.87	$51.27
July 1, 2015 – September 30, 2015	$52.90	$47.65
April 1, 2015 – June 30, 2015	$56.93	$49.19
January 1, 2015 – March 31, 2015	$60.30	$53.52
On March 1, 2017, the closing price was $64.62 per share.
Holders
The approximate number of holders of record of the common stock was 190 as of March 1, 2017.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2016 and 2015. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $53.0 million and $47.9 million in 2016 and 2015, respectively. Distributions to preferred stockholders were $12.4 million in each of 2016 and 2015. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
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
The Company paid four quarterly distributions totaling $1.84, $1.69 and $1.56 per common share during 2016, 2015 and 2014, respectively. The annual distribution amounts paid by the Company exceeded the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. Of the $1.84 per common share dividend paid in 2016, 95% was treated as a taxable dividend and 5% represented a return of capital. All of the 2015 and 2014 common dividends were treated as taxable dividends. No assurance can be given regarding what portion, if any, of distributions in 2017 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are treated as ordinary dividend income.
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2016, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) B. F. Saul Real Estate Investment Trust and B. F. Saul Company, for each of which Mr. B. F. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC, SHLP Unit Acquisition Corp. and Dearborn, LLC, which are wholly-owned subsidiaries of either B. F. Saul Company or B. F. Saul Real Estate Investment Trust, acquired an aggregate of 25,599 shares of common stock and 30,891 limited partnership units at an average price of $57.18 per share/unit, in respect of the October 31, 2016 dividend distribution.
No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2011.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Saul Centers, Inc. [1]	$100.00	$125.24	$144.16	$178.42	$165.06	$221.52
S&P 500 [2]	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
Russell 2000 [3]	$100.00	$116.35	$161.52	$169.42	$161.95	$196.45
NAREIT Equity [4]	$100.00	$118.06	$120.97	$157.43	$162.46	$176.30

[1] Source: S&P Capital I.Q.
[2] Source: Bloomberg
[3] Source: FTSE Russell
[4] Source: National Association of Real Estate Investment Trusts

Item 6. Selected Financial Data
The selected financial data of the Company contained herein has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Operating Data:
Total revenue	$217,070	$209,077	$207,092	$197,897	$190,092
Total operating expenses	161,357	156,147	155,163	162,628	154,996
Operating income	55,713	52,930	51,929	35,269	35,096
Non-operating income:
Change in fair value of derivatives	(6)	(10)	(10)	(7)	36
Loss on early extinguishment of debt	—	—	—	(497)	—
Gains on sales of properties	1,013	11	6,069	—	—
Gain on casualty settlements	—	—	—	77	219
Income from continuing operations	56,720	52,931	57,988	34,842	35,351
Discontinued operations	—	—	—	—	4,429
Net income	56,720	52,931	57,988	34,842	39,780
Income attributable to noncontrolling interests	(11,441)	(10,463)	(11,045)	(3,970)	(6,406)
Net income attributable to Saul Centers, Inc.	45,279	42,468	46,943	30,872	33,374
Preferred stock redemption	—	—	(1,480)	(5,228)	—
Preferred dividends	(12,375)	(12,375)	(13,361)	(13,983)	(15,140)
Net income available to common stockholders	$32,904	$30,093	$32,102	$11,661	$18,234
Per Share Data (diluted):
Net income available to common stockholders:
Continuing operations	$1.52	$1.42	$1.54	$0.57	$0.70
Discontinued operations	—	—	—	—	0.23
Total	$1.52	$1.42	$1.54	$0.57	$0.93
Basic and Diluted Shares Outstanding:
Weighted average common shares - basic	21,505	21,127	20,772	20,364	19,649
Effect of dilutive options	110	69	49	37	51
Weighted average common shares - diluted	21,615	21,196	20,821	20,401	19,700
Weighted average convertible limited partnership units	7,375	7,253	7,156	6,929	6,914
Weighted average common shares and fully converted limited partnership units - diluted	28,990	28,449	27,977	27,330	26,614
Dividends Paid:
Cash dividends to common stockholders (1)	$39,472	$35,645	$32,346	$29,205	$28,135
Cash dividends per share	$1.84	$1.69	$1.56	$1.44	$1.44

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,242,534	$1,197,340	$1,163,542	$1,094,776	$1,112,763
Total assets	1,343,025	1,295,408	1,257,113	1,189,000	1,199,596
Total debt, including accrued interest	903,709	869,652	850,727	813,653	823,408
Preferred stock	180,000	180,000	180,000	180,000	179,328
Total stockholders’ equity	373,249	353,727	339,257	315,126	307,289
Other Data
Cash flow provided by (used in):
Operating activities	$89,090	$88,896	$86,568	$73,527	$78,423
Investing activities	$(86,274)	$(69,587)	$(83,589)	$(26,034)	$(46,873)
Financing activities	$(4,497)	$(21,434)	$(8,148)	$(42,329)	$(31,740)
Funds from operations (2):
Net income	$56,720	$52,931	$57,988	$34,842	$39,780
Real property depreciation and amortization	44,417	43,270	41,203	49,130	40,112
Real property depreciation - discontinued operations	—	—	—	—	77
Gain on property dispositions and casualty settlements	(1,013)	(11)	(6,069)	(77)	(4,729)
Funds from operations	100,124	96,190	93,122	83,895	75,240
Preferred stock redemption	—	—	(1,480)	(5,228)	—
Preferred dividends	(12,375)	(12,375)	(13,361)	(13,983)	(15,140)
Funds from operations available to common stockholders and noncontrolling interests	$87,749	$83,815	$78,281	$64,684	$60,100

1)	During 2016, 2015, 2014, 2013, and 2012, shareholders reinvested $10.3 million, $10.6 million,
$9.3 million, $20.7 million and $23.1 million, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.

2)	Funds from operations (FFO) is a non-GAAP financial measure and is defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 42, discusses the Company’s results of operations for the past two years. Beginning on page 46, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 55, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.
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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of March 1, 2017, leases have been executed for 217 apartments (80.1%) and 205 apartments were occupied. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2016, total approximately $92.9 million, of which $70.1 million has been financed by the loan.
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
In January 2016, the Company terminated a 16,500 square foot lease at 11503 Rockville Pike and received a $3.0 million lease termination fee which was recognized as revenue in the first quarter. The space was previously occupied by an office supply store that had vacated in mid 2014 and the lease was scheduled to expire in 2019. The termination fee revenue was partially offset by the loss of approximately $1.1 million in rental revenue over the remainder of 2016. The Company has executed a lease with a replacement tenant, with occupancy and rent commencement projected to be Spring 2017. While the Company continues to plan for a mixed-use development at this site and its neighboring Metro Pike Center, the initial phases of this development are expected to be on the west side of Rockville Pike at Metro Pike Center. The Company has not committed to any timetable for commencement of construction.
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties, with approximately 23,700 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. Combined, the properties total 2.8 acres. Effective August 1, 2016, the Company's properties at Glebe Road were vacant and removed from service. The Company previously received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. Utilities have been disconnected, plans and specifications are in process, interest, real estate taxes and other costs related to development are being capitalized and the assets were reclassified to construction in progress in the Consolidated Balance Sheets. The demolition of the existing structures is expected to commence in the Spring of 2017, pending the issuance of the demolition permit. Commencement of construction remains uncertain and dependent on completion of plans and specifications and award of a general contractor.

Albertson's/Safeway, a tenant at nine of the Company's shopping centers, closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Foods, for that space and Global Foods is expected to commence operations in the second quarter of 2017. The Company terminated the lease with Albertson's/Safeway at Broadlands and has executed a lease with Aldi Food Market for 20,000 square feet of this space which is expected to open in late 2017. We continue to actively market the balance of the former Safeway space.
In January 2017, the Company purchased for $76.3 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. It has expansion development potential of up to 18,000 square feet of additional retail space. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility.
In light of the limited amount of quality properties for sale and the escalated pricing of properties that the Company has been presented with or has inquired about over the past year, management believes acquisition opportunities for investment in existing and new Shopping Center and Mixed-Use Properties in the near future is uncertain. Because of its conservative capital structure, including its cash and capacity under its revolving credit facility, management believes that the Company is positioned to take advantage of additional investment opportunities as attractive properties are identified and market conditions improve. (See “Item 1. Business - Capital Policies”). It is management’s view that several of the sub-markets in which the Company operates have, or are expected to have in the future, attractive supply/demand characteristics. The Company will continue to evaluate acquisition, development and redevelopment as integral parts of its overall business plan.
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company’s strong underlying fundamentals have resulted in a commercial leasing percentage, on a comparable property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, which continues to improve and increased to 95.4% at December 31, 2016, from 95.0% at December 31, 2015.
Because of the Company’s conservative capital structure, its liquidity has not been significantly affected by the recent turmoil in the credit markets. The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2016, amortizing fixed-rate mortgage debt with staggered maturities from 2018 to 2034 represented approximately 93.0%

of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of a $14.5 million bank term loan secured by the Metro Pike Center and $49.0 million outstanding under the unsecured revolving line of credit. As of December 31, 2016, the Company has loan availability of approximately $225.6 million under its $275.0 million unsecured revolving line of credit.
Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and office properties in the Washington, D.C. metropolitan area, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area.

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
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under construction. Upon substantial completion of construction, the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Commercial development projects are substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects. Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements.
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
Legal Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, the Company believes the final outcome of current matters will not have a material adverse effect on its financial position or the results of operations. Upon determination that a loss is probable to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered probable can be difficult to determine.

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
The tables below provide reconciliations of total revenue and operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results include 49 Shopping Centers and five Mixed-Use properties for each period.

Same property revenue

(in thousands)	Year ended December 31,
	2016	2015
Total revenue	$217,070	$209,077
Less: Interest income	(51)	(51)
Less: Acquisitions, dispositions and development properties	(3,664)	(1,835)
Total same property revenue	$213,355	$207,191
Shopping centers	$159,744	$155,081
Mixed-Use properties	53,611	52,110
Total same property revenue	$213,355	$207,191

The $6.2 million increase in same property revenue for 2016 compared to 2015 was primarily due to
(a) a $0.30 per square foot increase in base rent ($2.6 million), exclusive of the impact of a lease termination at 11503 Rockville Pike, (b) the impact of a lease termination at 11503 Rockville Pike ($1.9 million), (c) increased expense recovery income ($1.4 million), and (d) a 32,855 square foot increase in leased space ($0.6 million), exclusive of the impact of a lease termination at 11503 Rockville Pike.

Same property operating income

	Year Ended December 31,
(In thousands)	2016	2015
Net income	$56,720	$52,931
Add: Interest expense and amortization of deferred debt costs	45,683	45,165
Add: General and administrative	17,496	16,353
Add: Depreciation and amortization of deferred leasing costs	44,417	43,270
Add: Predevelopment expenses	—	132
Add: Acquisition related costs	60	84
Add: Change in fair value of derivatives	6	10
Less: Gains on property dispositions	(1,013)	(11)
Less: Interest income	(51)	(51)
Property operating income	163,318	157,883
Less: Acquisitions, dispositions & development property	(1,314)	(1,115)
Total same property operating income	$162,004	$156,768
Shopping centers	$124,917	$121,321
Mixed-Use properties	37,087	35,447
Total same property operating income	$162,004	$156,768
Same property operating income increased $5.2 million for 2016 compared to 2015 due primarily to
(a) a $0.30 per square foot increase in base rent ($2.6 million), exclusive of the impact of a lease termination at 11503 Rockville Pike, (b) the impact of a lease termination at 11503 Rockville Pike ($1.9 million), (c) increased expense recovery income ($1.4 million), and (d) a 32,855 square foot increase in leased space ($0.6 million)

partially offset by (e) higher real estate taxes ($0.7 million) and (f) higher provision for credit losses ($0.6 million), exclusive of the impact of a lease termination at 11503 Rockville Pike.

The following is a discussion of the components of revenue and expense for the entire Company.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 from 2015	2015 from 2014
Base rent	$172,381	$168,303	$164,599	2.4%	2.3%
Expense recoveries	34,269	32,911	32,132	4.1%	2.4%
Percentage rent	1,379	1,608	1,492	(14.2)%	7.8%
Other	9,041	6,255	8,869	44.5%	(29.5)%
Total revenue	$217,070	$209,077	$207,092	3.8%	1.0%

Base rent includes $1.8 million, $2.4 million and $2.0 million, for the years 2016, 2015, and 2014, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.8 million, $1.8 million and $1.9 million, for the years 2016, 2015, and 2014, respectively, to recognize income from the amortization of in-place leases.
Total revenue increased 3.8% in 2016 compared to 2015 primarily due to (a) a $0.34 per square foot increase in base rent ($2.9 million), exclusive of the impact of a lease termination at 11503 Rockville Pike, (b) higher residential base rent ($2.3 million), (c) the impact of a lease termination at 11503 Rockville Pike ($1.9 million), and (d) higher expense recoveries ($1.4 million) partially offset by (e) a 5,550 square foot decrease in leased space ($0.1 million), exclusive of the impact of a lease termination at 11503 Rockville Pike. Total revenue increased 1.0% in 2015 compared to 2014 primarily due to (a) a $0.45 per square foot increase in base rent ($3.9 million) and (b) higher expense recoveries ($0.8 million) partially offset by (c) a 2014 bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million), (d) the impact of a 2014 lease termination at Seven Corners ($1.9 million), and (e) a 6,586 square foot decrease in leased space ($0.1 million). A discussion of the components of revenue follows.
Base rent
The $4.1 million increase in base rent in 2016 compared to 2015 was attributable to (a) a $0.21 per square foot increase in base rent ($1.8 million) and (b) higher residential base rent ($2.3 million) partially offset by (c) a 5,550 square foot decrease in leased space ($0.1 million). The $3.7 million increase in base rent in 2015 compared to 2014 was attributable to (a) a $0.45 per square foot increase in base rent ($3.9 million) partially offset by (b) a 6,586 square foot decrease in leased space ($0.1 million).
Expense recoveries
Expense recovery income increased $1.4 million in 2016 compared to 2015 primarily due to higher property operating expenses and real estate tax expense. Expense recovery income increased $0.8 million in 2015 compared to 2014 primarily due to higher real estate tax expense.
Other revenue
Other revenue increased $2.8 million in 2016 compared to 2015 due to a $3.0 million lease termination fee at 11503 Rockville Pike. Other revenue decreased $2.6 million in 2015 compared to 2014 due primarily to

(a) the 2014 bankruptcy settlement and collection related to a former tenant at Seven Corners ($1.6 million) and (b) a 2014 lease termination fee at Seven Corners ($1.9 million).

Operating expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2016	2015	2014	2016 from 2015	2015 from 2014
Property operating expenses	$27,527	$26,565	$26,479	3.6%	0.3%
Provision for credit losses	1,494	915	680	63.3%	34.6%
Real estate taxes	24,680	23,663	22,354	4.3%	5.9%
Interest expense and amortization of deferred debt costs	45,683	45,165	46,034	1.1%	(1.9)%
Depreciation and amortization of deferred leasing costs	44,417	43,270	41,203	2.7%	5.0%
General and administrative	17,496	16,353	16,961	7.0%	(3.6)%
Acquisition related costs	60	84	949	(28.6)%	(91.1)%
Predevelopment expenses	—	132	503	(100.0)%	(73.8)%
Total operating expenses	$161,357	$156,147	$155,163	3.3%	0.6%
Total operating expenses increased 3.3% in 2016 compared to 2015. Total operating expenses increased 0.6% in 2015 compared to 2014.
Property operating expenses
Property operating expenses increased $1.0 million in 2016 compared to 2015. Property operating expenses increased $0.1 million in 2015 compared to 2014.
Provision for credit losses
The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible and was 0.69%, 0.44%, and 0.33% for 2016, 2015, and 2014, respectively. The increases in 2016 and 2015 relate primarily to a single shopping center tenant.
Real estate taxes
Real estate taxes increased $1.0 million in 2016 compared to 2015 primarily due to (a) Park Van Ness ($0.3 million) and (b) small increases at various properties throughout the portfolio. Real estate taxes increased $1.3 million in 2015 compared to 2014 primarily due to a $0.5 million increase at 601 Pennsylvania Avenue, a $0.3 million increase at Clarendon Center and small increases throughout the remainder of the portfolio.
Depreciation and amortization
Depreciation and amortization of deferred leasing costs increased by $1.1 million in 2016 compared to 2015 primarily due to (a) Park Van Ness ($1.8 million) partially offset by (b) lower expense at Germantown ($0.7 million). Depreciation and amortization of deferred leasing costs increased $2.1 million in 2015 compared to 2014 primarily due to (a) additional depreciation expense on a portion of the buildings at Germantown as a result of the reduction of their useful lives to six months effective May 2015 ($0.7 million) and (b) incremental depreciation expense on buildings purchased in 2014 and 2015 ($0.6 million).
General and administrative
General and administrative costs increased $1.1 million in 2016 compared to 2015 primarily due to (a) increased salary and benefit expense ($1.0 million) and (b) increased stock option expense ($0.2 million). General and administrative costs decreased $0.6 million in 2015 compared to 2014 primarily due to the accrual in 2014 of $1.1 million of severance costs.

Acquisition related costs
Acquisition related costs in 2016 totaling approximately $0.1 million relate to the purchase of a retail pad site adjacent to the Company's existing Thruway Shopping Center. Acquisition related costs in 2015 totaling approximately $0.1 million relate to the purchase of 726 N. Glebe Road. Acquisition related costs in 2014 totaling approximately $0.9 million relate to the purchase of 1580, 1582 and 1584 Rockville Pike and 730 and 750 N. Glebe Road.
Predevelopment expenses
Predevelopment expenses include lease termination costs and demolition costs which are related to development projects and do not meet the criteria to be capitalized.
Gain on Sales of Properties
Gain on sale of property in 2016 resulted from the December 2016 sale of Crosstown Business Center. Gain on sale of property in 2014 resulted from the April 2014 sale of Giant Center shopping center.
Impact of Inflation
Inflation has remained relatively low during 2016 and 2015. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.
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

Liquidity and Capital Resources
Cash and cash equivalents were $8.3 million and $10.0 million at December 31, 2016 and 2015, respectively. The changes in cash and cash equivalents during the years ended December 31, 2016 and 2015 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2016	2015
Net cash provided by operating activities	$89,090	$88,896
Net cash used in investing activities	(86,274)	(69,587)
Net cash used in financing activities	(4,497)	(21,434)
Decrease in cash and cash equivalents	$(1,681)	$(2,125)

Operating Activities
Net cash provided by operating activities increased $0.2 million to $89.1 million for the year ended December 31, 2016 compared to $88.9 million for the year ended December 31, 2015. Net cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities
Net cash used in investing activities increased $16.7 million to $86.3 million for the year ended December 31, 2016 from $69.6 million for the year ended December 31, 2015. Investing activities in 2016 primarily reflect tenant improvements and capital expenditures ($15.6 million), the Company's development activities ($27.2 million) and the acquisition of various retail real estate assets ($48.3 million). Net cash used in investing activities decreased $14.0 million to $69.6 million for the year ended December 31, 2015 from $83.6 million for the year ended December 31, 2014. Investing activities in 2015 primarily reflect (a) tenant improvements and capital expenditures ($18.9 million), (b) the Company's development activities ($45.9 million) and (c) the acquisition of various retail real estate assets ($4.9 million).
Financing Activities
Net cash used in financing activities was $4.5 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively. Net cash used in financing activities in 2016 primarily reflects:

•	the repayment of mortgage notes payable totaling $24.7 million;

•	the repayment of amounts borrowed under the revolving credit facility totaling $57.5 million;

•	distributions to common stockholders totaling $39.5 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $13.5 million;

•	distributions made to preferred stockholders totaling $12.4 million; and

•	payments of $0.1 million for financing costs of mortgage notes payable;
which was partially offset by:

•	proceeds of $78.5 million received from revolving credit facility draws;

•	proceeds of $6.9 million from the issuance of limited partnership units in the Operating Partnership under the dividend reinvestment program;

•	proceeds of $21.6 million from the issuance of common stock under the dividend reinvestment program, directors deferred plan and from the exercise of stock options; and

•	proceeds of $24.9 million received from construction loan draws.

Net cash used in financing activities for the year ended December 31, 2015 primarily reflects:

•	repayments of $35.0 million on the revolving credit facility;

•	the repayment of mortgage notes payable totaling $53.0 million;

•	distributions to common stockholders totaling $35.6 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $12.2 million;

•	distributions made to preferred stockholders totaling $12.4 million; and

•	payments of $0.3 million for financing costs of new mortgage loans;
which was partially offset by:

•	proceeds of $20.0 million received from revolving credit facility;

•	proceeds of $5.7 million from the issuance of limited partnership units in the Operating Partnership under the dividend reinvestment program;

•	proceeds of $15.6 million received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options; and

•	proceeds of $39.8 million from construction loan draws.

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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is in the early stages of the development of a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The cost of this project, which has not been determined, is expected to be funded through debt financing and working capital, including the Company's existing line of credit. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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

Contractual Payment Obligations
As of December 31, 2016, the Company had unfunded contractual payment obligations of approximately $37.9 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2016.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Notes Payable:
Interest	$3,835	$6,657	$5,235	$11,027	$26,754
Scheduled Principal	26,418	51,431	44,190	109,761	231,800
Balloon Payments	—	151,658	72,175	452,142	675,975
Subtotal	30,253	209,746	121,600	572,930	934,529
Ground Leases (1)	56	113	124	3,636	3,929
Corporate Headquarters Lease (1)	136	—	—	—	136
Development Obligations	1,528	1,964	—	—	3,492
Tenant Improvements	5,878	1,797	—	—	7,675
Total Contractual Obligations	$37,851	$213,620	$121,724	$576,566	$949,761

(1)
See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2016, included cash balances of $8.3 million and borrowing availability of approximately $225.6 million on its revolving line of credit, will be sufficient to meet its contractual obligations for the foreseeable future.
Preferred Stock Issues
In December 2014, the Company redeemed the remaining outstanding shares of its 8% Series A Cumulative Redeemable Preferred Stock.
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

Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 178,787 and 193,678 shares under the Plan at a weighted average discounted price of $55.19 and $52.93 per share during the years ended December 31, 2016 and 2015, respectively. The Company issued 124,758 and 107,037 limited partnership units under the Plan at a weighted average price of $55.39 and $53.00 per unit during the years ended December 31, 2016 and 2015, respectively. The Company also credited 8,010 and 7,534 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $55.42 and $53.01 per share, during the years ended December 31, 2016 and 2015, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2016.
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
The following is a summary of notes payable as of December 31, 2016 and 2015.

Notes Payable	Year Ended December 31,			Interest	Scheduled
(Dollars in thousands)	2016		2015	Rate*	Maturity*
Fixed rate mortgages:	29,428	(a)	$30,778	6.01%	Feb-2018
	32,036	(b)	33,766	5.88%	Jan-2019
	10,372	(c)	10,928	5.76%	May-2019
	14,335	(d)	15,098	5.62%	Jul-2019
	14,325	(e)	15,064	5.79%	Sep-2019
	12,725	(f)	13,387	5.22%	Jan-2020
	10,277	(g)	10,587	5.60%	May-2020
	8,697	(h)	9,127	5.30%	Jun-2020
	39,213	(i)	40,360	5.83%	Jul-2020
	7,685	(j)	8,025	5.81%	Feb-2021
	5,808	(k)	5,959	6.01%	Aug-2021
	33,571	(l)	34,420	5.62%	Jun-2022
	10,253	(m)	10,492	6.08%	Sep-2022
	11,129	(n)	11,365	6.43%	Apr-2023
	13,401	(o)	14,177	6.28%	Feb-2024
	15,917	(p)	16,348	7.35%	Jun-2024
	13,832	(q)	14,197	7.60%	Jun-2024
	24,504	(r)	25,088	7.02%	Jul-2024
	28,945	(s)	29,714	7.45%	Jul-2024
	28,822	(t)	29,564	7.30%	Jan-2025
	14,961	(u)	15,360	6.18%	Jan-2026
	109,144	(v)	112,299	5.31%	Apr-2026
	33,097	(w)	34,133	4.30%	Oct-2026
	37,701	(x)	38,842	4.53%	Nov-2026
	17,630	(y)	18,150	4.70%	Dec-2026
	66,210	(z)	67,850	5.84%	May-2027
	16,352	(aa)	16,826	4.04%	Apr-2028
	41,753	(bb)	31,844	3.51%	Jun-2028
	16,543	(cc)	17,011	3.99%	Sep-2028
	28,679	(dd)	29,444	3.69%	Mar-2030
	15,357	(ee)	15,748	3.99%	Apr-2030
	70,144	(ff)	45,208	4.88%	Sep-2032
	11,446	(gg)	11,282	8.00%	Apr-2034
Total fixed rate	844,292		832,441	5.48%	8.5 Years
Variable rate loans:
	49,000	(hh)	28,000	LIBOR + 1.45%	Jun-2018
	14,482	(ii)	14,801	LIBOR + 1.65%	Feb-2018
Total variable rate	63,482		42,801	2.22%	1.3 Years
Total notes payable	$907,774		$875,242	5.25%	8.0 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2016. Totals computed using weighted averages.

(a)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.4 million was amortized during 2016.

(b)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.7 million was amortized during 2016.

(c)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $556,000 was amortized during 2016.

(d)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $763,000 was amortized during 2016.

(e)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $739,000 was amortized during 2016.

(f)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $662,000 was amortized during 2016.

(g)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $310,000 was amortized during 2016.

(h)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $430,000 was amortized during 2016.

(i)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1,147,000 was amortized during 2016.

(j)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $340,000 was amortized during 2016.

(k)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $151,000 was amortized during 2016.

(l)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $849,000 was amortized during 2016.

(m)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $239,000 was amortized during 2016.

(n)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $236,000 was amortized during 2016.

(o)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $776,000 was amortized during 2016.

(p)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $431,000 was amortized during 2016.

(q)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $365,000 was amortized during 2016.

(r)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $584,000 was amortized during 2016.

(s)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $769,000 was amortized during 2016.

(t)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $742,000 was amortized during 2016.

(u)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $399,000 was amortized during 2016.

(v)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $3.2 million was amortized during 2016.

(w)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $1,036,000 was amortized during 2016.

(x)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1,141,000 was amortized during 2016.

(y)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $520,000 was amortized during 2016.

(z)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.6 million was amortized during 2016.

(aa)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $474,000 was amortized in 2016.

(bb)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $268,500 based upon a 20-year amortization schedule and a final payment of $17.1 million at loan maturity. Principal of $1.3 million was amortized in 2016.

(cc)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $468,000 was amortized in 2016.

(dd)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $153,300 based upon a 25-year amortization schedule and a final payment of $15.5 million at maturity. Principal of $765,000 was amortized in 2016.

(ee) The loan is collateralized by Northrock and requires equal monthly principal and interest payments totaling $84,400 based upon a 25-year amortization schedule and a final payment of $8.4 million at maturity. Principal of $391,000 was amortized in 2016.
(ff) The loan is a $71.6 million construction-to-permanent facility that is collateralized by and will finance a portion of the construction costs of Park Van Ness. During the construction period, interest will be funded by the loan. After conversion to a permanent loan, monthly principal and interest payments totaling $413,500 will be required based upon a 25-year amortization schedule. A final payment of $39.6 million will be due at maturity.

(gg)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2016 totaled $164,000.

(hh)
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

(ii)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.2 million at loan maturity. Principal of $319,000 was amortized during 2016.

The carrying value of properties collateralizing the mortgage notes payable totaled $957.2 million and $856.8 million as of December 31, 2016 and 2015, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2016, the Company was in compliance with all such covenants:

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
2016 Financing Activity
In November 2016, the existing loan secured by Beacon Center was increased by $11.25 million. The interest rate, amortization period and maturity date did not change; the required monthly payment was increased to $268,500. Proceeds were used to partially fund the purchase of the ground which underlies Beacon Center.
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

Funds From Operations
In 2016, the Company reported Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests of $87.7 million, a 4.7% increase from 2015 FFO available to common stockholders and noncontrolling interests of $83.8 million. Initial operations of Park Van Ness adversely impacted 2016 FFO by approximately $1.1 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Net income	$56,720	$52,931	$57,988	$34,842	$39,780
Subtract:
Gains on sales of properties	(1,013)	(11)	(6,069)	—	(4,510)
Gain on casualty settlement	—	—	—	(77)	(219)
Add:
Real estate depreciation - discontinued operations	—	—	—	—	77
Real estate depreciation and amortization	44,417	43,270	41,203	49,130	40,112
FFO	100,124	96,190	93,122	83,895	75,240
Subtract:
Preferred dividends	(12,375)	(12,375)	(13,361)	(13,983)	(15,140)
Preferred stock redemption	—	—	(1,480)	(5,228)	—
FFO available to common stockholders and noncontrolling interests	$87,749	$83,815	$78,281	$64,684	$60,100
Average shares and units used to compute FFO per share	28,990	28,449	27,977	27,330	26,614
FFO per share	$3.03	$2.95	$2.80	$2.37	$2.26

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
Acquisitions, Redevelopments and Renovations
Management anticipates that during the coming year the Company will continue activities related to the redevelopment of 750 N. Glebe Road and complete activities related to Park Van Ness and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop additional Current Portfolio Properties and may develop expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The following describes significant acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2016, 2015, and 2014.
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
Olney
Simultaneously with the sale of Olney Center in April 2014, the Company entered into a lease of the property with the buyer and the Company continues to operate and manage the property. The lease term is 20 years and the Company has the option to purchase the property for $14.6 million at the end of the lease term. The purchaser has the right to sell the property to the Company at any time from and after April 2016 at a price equal to $11.0 million increased by 1.5% annually beginning January 1, 2015 and continuing each January thereafter. The Company has accounted for this transaction as a secured financing.
Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
700, 726, 730, 750 N. Glebe Road
From 2014 through 2016, the Company purchased four adjacent properties for an aggregate $54.0 million located on N. Glebe Road in Arlington, Virginia. The properties comprise 2.8 acres of land. Effective August 1, 2016, the Company's properties at Glebe Road were vacant and removed from service. The Company previously received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. Utilities have been disconnected, plans and specifications are in process, interest, real estate taxes and other costs related to development are being capitalized and the assets were reclassified to construction in progress in the Consolidated Balance Sheets. The demolition of the existing structures is expected to commence in the Spring of 2017, pending the issuance of the demolition permit. Commencement of construction remains uncertain and dependent on completion of plans and specifications and award of a general contract.
Park Van Ness
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of March 1, 2017, leases have been executed for 217 apartments (80.1%) and 205 apartments were occupied. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan. Costs incurred through December 31, 2016, total approximately $92.9 million, of which $70.1 million has been financed by the loan.
Thruway Pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied 4,200 square foot bank building in Winston Salem, North Carolina, and incurred acquisition costs of $60,000. The property is contiguous with and an expansion of the Company's Thruway Shopping Center.
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
Beacon Center
In the fourth quarter of 2016, the Company purchased for $22.5 million the land underlying Beacon Center. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded in part by an $11.25 million increase to the existing mortgage collateralized by Beacon Center and in part by the Company’s revolving credit facility.
Southdale
In the fourth quarter of 2016, the Company purchased for $15.0 million the land underlying Southdale. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded by the Company’s revolving credit facility.
Burtonsville Town Square
In January 2017, the Company purchased for $76.3 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. It has expansion development potential of up to 18,000 square feet of additional retail space. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The mortgage bears interest at 3.39%, requires monthly principal and interest payments of $197,900 based upon a 25-year amortization schedule, and has a 15-year maturity.

Property Sales
Giant Center
In April 2014, the Company sold for $7.5 million the 70,040 square foot Giant Center located in Milford Mill, Maryland and recognized a $6.1 million gain. As of March 31, 2014, the carrying amounts of the associated assets and liabilities were $0.5 million and $0.1 million, respectively. There was no debt on the property.
Crosstown Business Center
In December 2016, the Company sold for $5.4 million the 197,100 square foot Crosstown Business Center located in Tulsa, Oklahoma and recognized a $1.0 million gain.
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2016	49	6	7,882,054	1,076,208	96.0%	91.0%
2015	50	6	7,896,499	1,264,488	95.4%	91.0%
2014	50	6	7,886,304	1,264,488	95.0%	90.8%

The 2016 Mixed-Use leasing percentage includes the recently-developed Park Van Ness commercial space and excludes Crosstown Business Center. The residential components of Clarendon Center and Park Van Ness were 97.1% and 72.7% leased at December 31, 2016. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, the Shopping Center leasing percentage increased to 96.0% from 95.4% and the Mixed-Use leasing percentage decreased to 90.9% from 92.2%. The overall portfolio leasing percentage, on a comparative same property basis, increased to 95.4% at December 31, 2016 from 95.0% at December 31, 2015.

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

The 2014 Shopping Center leasing percentage excludes the Giant Center, which was sold in 2014. The Clarendon Center residential component was 95.9% leased at December 31, 2014. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, the Shopping Center leasing percentage increased to 95.0% from 94.5%. and the Mixed-Use leasing percentage increased to 90.8% from 90.5%. The overall portfolio leasing percentage, on a comparative same property basis, increased to 94.4% at December 31, 2014 from 93.9% at December 31, 2013.
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

			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2016	1,292,483	244	$17.24	$17.05
2015	1,583,310	259	15.15	14.82
2014	1,224,700	276	18.60	18.26

Additional information about commercial leasing activity during the three months ended December 31, 2016, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	16	41
Square feet	65,221	214,737
Per square foot average annualized:
Base rent	$20.87	$20.34
Tenant improvements	(0.62)	(0.01)
Leasing costs	(0.08)	—
Rent concessions	(0.06)	—
Effective rents	$20.11	$20.33

During 2016, the Company entered into 216 new or renewed apartment leases, excluding new leases at Park Van Ness. The monthly rent per square foot for these leases was increased to $3.57 from $3.45. During 2015, the Company entered into 222 new or renewed apartment leases. The monthly rent per square foot for these leases was unchanged at $3.45. During 2014, the Company entered into 234 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.46 from $3.37.
As of December 31, 2016, 952,517 square feet of Commercial space was subject to leases scheduled to expire in 2017. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	952,517
Average base rent per square foot	$17.50
Estimated market base rent per square foot	$17.83

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The aggregate fair value of the swap at December 31, 2016 was approximately $2.1 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2016, the Company had variable rate indebtedness totaling $63.5 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2016 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $634,820, based on those balances. As of December 31, 2016, the Company had fixed-rate indebtedness totaling $844.3 million with a weighted average interest rate of 5.48%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2016 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $38.6 million.
Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP.
F-3	(b) Consolidated Balance Sheets - December 31, 2016 and 2015.
F-4	(c) Consolidated Statements of Operations - Years ended December 31, 2016, 2015, and 2014.
F-5	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015, and 2014.
F-6	(e) Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2016, 2015, and 2014.
F-7	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015, and 2014.
F-8	(g) Notes to Consolidated Financial Statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2016 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit

Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 5, 2017 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2016 and 2015 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(b)	Consolidated Balance Sheets - December 31, 2016 and 2015

	(c)	Consolidated Statements of Operations - Years ended December 31, 2016, 2015, and 2014.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015, and 2014.

	(e)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2016, 2015, and 2014.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015, and 2014.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

(c)
First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as Exhibit 10.(c) of the 2009 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fifth Amendment to our First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the September 30, 2016 Quarterly Report of the Company is hereby incorporated by reference.

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

99.
Letter Agreement dated December 8, 2016, between B. F. Saul Real Estate Investment Trust and Saul Holdings Limited Partnership regarding Shared Third Party Pre-Development Costs for Twinbrook area properties is filed herewith.

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	March 7, 2017	/s/ B. Francis Saul II
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

Date:	March 7, 2017	/s/ J. Page Lansdale
J. Page Lansdale, President and Director

Date:	March 7, 2017	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	March 7, 2017	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date:	March 7, 2017	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date:	March 7, 2017
John E. Chapoton, Director

Date:	March 7, 2017	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	March 7, 2017	/s/ Gilbert M. Grosvenor
Gilbert M. Grosvenor, Director

Date:	March 7, 2017	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date:	March 7, 2017	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date:	March 7, 2017	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	March 7, 2017	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	March 7, 2017
Mark Sullivan III, Director

Date:	March 7, 2017
James W. Symington, Director

Date:	March 7, 2017
John R. Whitmore, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Saul Centers, Inc.
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saul Centers, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 7, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saul Centers, Inc.
We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Saul Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Saul Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saul Centers, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Saul Centers, Inc. and our report dated March 7, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 7, 2017

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2016	2015
Assets
Real estate investments
Land	$422,546	$424,837
Buildings and equipment	1,214,697	1,114,357
Construction in progress	63,570	83,516
	1,700,813	1,622,710
Accumulated depreciation	(458,279)	(425,370)
	1,242,534	1,197,340
Cash and cash equivalents	8,322	10,003
Accounts receivable and accrued income, net	53,033	51,076
Deferred leasing costs, net	25,983	26,919
Prepaid expenses, net	5,057	4,663
Other assets	8,096	5,407
Total assets	$1,343,025	$1,295,408
Liabilities
Mortgage notes payable	$783,400	$796,169
Revolving credit facility payable	48,217	26,695
Construction loan payable	68,672	43,641
Dividends and distributions payable	17,953	15,380
Accounts payable, accrued expenses and other liabilities	20,838	27,687
Deferred income	30,696	32,109
Total liabilities	969,776	941,681
Stockholders' equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 21,704,359 and 21,266,239 shares issued and outstanding, respectively	217	213
Additional paid-in capital	328,171	305,008
Accumulated deficit	(188,584)	(180,091)
Accumulated other comprehensive loss	(1,299)	(1,802)
Total Saul Centers, Inc. stockholders' equity	318,505	303,328
Noncontrolling interests	54,744	50,399
Total stockholders' equity	373,249	353,727
Total liabilities and stockholders' equity	$1,343,025	$1,295,408
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014
Revenue
Base rent	$172,381	$168,303	$164,599
Expense recoveries	34,269	32,911	32,132
Percentage rent	1,379	1,608	1,492
Other	9,041	6,255	8,869
Total revenue	217,070	209,077	207,092
Operating expenses
Property operating expenses	27,527	26,565	26,479
Provision for credit losses	1,494	915	680
Real estate taxes	24,680	23,663	22,354
Interest expense and amortization of deferred debt costs	45,683	45,165	46,034
Depreciation and amortization of deferred leasing costs	44,417	43,270	41,203
General and administrative	17,496	16,353	16,961
Acquisition related costs	60	84	949
Predevelopment expenses	—	132	503
Total operating expenses	161,357	156,147	155,163
Operating income	55,713	52,930	51,929
Change in fair value of derivatives	(6)	(10)	(10)
Gains on sales of properties	1,013	11	6,069
Net Income	56,720	52,931	57,988
Income attributable to noncontrolling interests	(11,441)	(10,463)	(11,045)
Net income attributable to Saul Centers, Inc.	45,279	42,468	46,943
Preferred stock redemption	—	—	(1,480)
Preferred dividends	(12,375)	(12,375)	(13,361)
Net income available to common stockholders	$32,904	$30,093	$32,102
Per share net income available to common stockholders
Basic	$1.53	$1.42	$1.55
Diluted	$1.52	$1.42	$1.54
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net income	$56,720	$52,931	$57,988
Other comprehensive income
Unrealized gain (loss) on cash flow hedge	678	124	(675)
Total comprehensive income	57,398	53,055	57,313
Comprehensive income attributable to noncontrolling interests	(11,616)	(10,495)	(10,874)
Total comprehensive income attributable to Saul Centers, Inc.	45,782	42,560	46,439
Preferred stock redemption	—	—	(1,480)
Preferred dividends	(12,375)	(12,375)	(13,361)
Total comprehensive income available to common stockholders	$33,407	$30,185	$31,598
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2013	180,000	206	270,428	(172,564)	(1,392)	276,678	38,448	315,126
Issuance of 16,000 shares of Series C preferred stock	40,000	—	(740)	—	—	39,260	—	39,260
Redemption of 16,000 shares of Series A preferred stock	(40,000)	—	1,475	(1,475)	—	(40,000)	—	(40,000)
Issuance of common stock:
197,638 shares pursuant to dividend reinvestment plan	—	2	9,262	—	—	9,264	—	9,264
172,887 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	1	7,570	—	—	7,571	—	7,571
Issuance of 196,183 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	8,877	8,877
Net income	—	—	—	46,943	—	46,943	11,045	57,988
Change in unrealized loss on cash flow hedge	—	—	—	—	(502)	(502)	(173)	(675)
Preferred stock distributions:
Series A	—	—	—	(3,049)	—	(3,049)	—	(3,049)
Series C	—	—	—	(7,219)	—	(7,219)	—	(7,219)
Common stock distributions	—	—	—	(24,937)	—	(24,937)	(8,597)	(33,534)
Distributions payable preferred stock:
Series C, $42.97 per share	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.40/share) and distributions payable partnership units ($0.40/unit)	—	—	—	(8,379)	—	(8,379)	(2,879)	(11,258)
Balance, December 31, 2014	180,000	209	287,995	(173,774)	(1,894)	292,536	46,721	339,257
Issuance of common stock:
201,212 shares pursuant to dividend reinvestment plan	—	3	10,647	—	—	10,650	—	10,650
117,886 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	1	6,366	—	—	6,367	—	6,367
Issuance of 107,037 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	5,673	5,673
Net income	—	—	—	42,468	—	42,468	10,463	52,931
Change in unrealized loss on cash flow hedge	—	—	—	—	92	92	32	124
Series C preferred stock distributions	—	—	—	(9,282)	—	(9,282)	—	(9,282)
Common stock distributions	—	—	—	(27,265)	—	(27,265)	(9,349)	(36,614)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.43/share) and partnership units ($0.43/unit)	—	—	—	(9,145)	—	(9,145)	(3,141)	(12,286)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2015	180,000	213	305,008	(180,091)	(1,802)	303,328	50,399	353,727
Issuance of common stock:
186,797 shares pursuant to dividend reinvestment plan	—	2	10,309	—	—	10,311	—	10,311
251,323 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	12,854	—	—	12,856	—	12,856
Issuance of 124,758 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	6,910	6,910
Net income	—	—	—	45,279	—	45,279	11,441	56,720
Change in unrealized loss on cash flow hedge	—	—	—	—	503	503	175	678
Series C preferred stock distributions	—	—	—	(9,282)	—	(9,282)	—	(9,282)
Common stock distributions	—	—	—	(30,328)	—	(30,328)	(10,392)	(40,720)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.51/share) and partnership units ($0.51/unit)	—	—	—	(11,069)	—	(11,069)	(3,789)	(14,858)
Balance, December 31, 2016	$180,000	$217	$328,171	$(188,584)	$(1,299)	$318,505	$54,744	$373,249

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$56,720	$52,931	$57,988
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	6	10	10
Gains on sales of properties	(1,013)	(11)	(6,069)
Depreciation and amortization of deferred leasing costs	44,417	43,270	41,203
Amortization of deferred debt costs	1,343	1,433	1,327
Non cash compensation costs of stock grants and options	1,603	1,434	1,240
Provision for credit losses	1,494	915	680
Increase in accounts receivable and accrued income	(3,516)	(5,207)	(3,320)
Additions to deferred leasing costs	(4,633)	(5,563)	(4,048)
Increase in prepaid expenses	(399)	(570)	(60)
(Increase) decrease in other assets	(6,377)	1,535	(694)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	921	(937)	1,149
Decrease in deferred income	(1,476)	(344)	(2,838)
Net cash provided by operating activities	89,090	88,896	86,568
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(48,250)	(4,894)	(57,494)
Additions to real estate investments	(15,564)	(18,855)	(14,986)
Additions to development and redevelopment projects	(27,231)	(45,870)	(17,788)
Proceeds from sale of properties	4,771	32	6,679
Net cash used in investing activities	(86,274)	(69,587)	(83,589)
Cash flows from financing activities:
Proceeds from mortgage notes payable (1)	11,250	46,000	—
Repayments on mortgage notes payable	(24,653)	(52,963)	(22,071)
Proceeds from construction loans payable	24,937	39,817	5,391
Proceeds from revolving credit facility	78,500	20,000	90,000
Repayments on revolving credit facility	(57,500)	(35,000)	(47,000)
Additions to deferred debt costs	(125)	(296)	(1,264)
Proceeds from the issuance of:
Common stock	21,564	15,583	15,596
Partnership units	6,910	5,673	8,877
Series C preferred stock	—	—	39,260
Series A preferred stock redemption payment	—	—	(40,000)
Distributions to:
Series A preferred stockholders	—	—	(3,849)
Series C preferred stockholders	(12,375)	(12,375)	(9,625)
Common stockholders	(39,472)	(35,645)	(32,346)
Noncontrolling interests	(13,533)	(12,228)	(11,117)
Net cash used in financing activities	(4,497)	(21,434)	(8,148)
Net increase (decrease) in cash and cash equivalents	(1,681)	(2,125)	(5,169)
Cash and cash equivalents, beginning of year	10,003	12,128	17,297
Cash and cash equivalents, end of year	$8,322	$10,003	$12,128
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,066	$45,965	$45,443
Increase (decrease) in accrued real estate investments and development costs	$(7,098)	$5,201	$1,548

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
Formation and Structure of Company
Saul Centers was formed to continue and expand the shopping center business previously owned and conducted by the B. F. Saul Real Estate Investment Trust (the "Trust"), the B. F. Saul Company and certain other affiliated entities, each of which is controlled by B. Francis Saul II and his family members (collectively, the “Saul Organization”). On August 26, 1993, members of the Saul Organization transferred to Saul Holdings Limited Partnership, a newly formed Maryland limited partnership (the “Operating Partnership”), and two newly formed subsidiary limited partnerships (the “Subsidiary Partnerships,” and collectively with the Operating Partnership, the “Partnerships”), shopping center and mixed-used properties, and the management functions related to the transferred properties. Since its formation, the Company has developed and purchased additional properties.
The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2014.

Name of Property	Location	Type	Year of Acquisition/ Development/ Disposal
Acquisitions
1580 Rockville Pike	Rockville, Maryland	Shopping Center	January 2014
1582 Rockville Pike	Rockville, Maryland	Shopping Center	April 2014
750 N. Glebe Road*	Arlington, Virginia	Shopping Center	August 2014
730 N. Glebe Road*	Arlington, Virginia	Shopping Center	December 2014
1584 Rockville Pike	Rockville, Maryland	Shopping Center	December 2014
726 N. Glebe Road*	Arlington, Virginia	Shopping Center	September 2015
700 N. Glebe Road	Arlington, Virginia	Development	August 2016
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013-2016
Dispositions
Giant Center	Milford Mill, Maryland	Shopping Center	April 2014
Crosstown Business Center	Tulsa, Oklahoma	Mixed-Use	December 2016
*As of August 2016, these properties were removed from operations and reclassified to development.
As of December 31, 2016, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Nature of Operations
The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2016, 29 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. The number of grocery-anchored centers excludes the Briggs Chaney Plaza and Broadlands Village shopping centers, where Safeway ceased operations during the quarter ended June 30, 2016, but whose leases remain in full force and effect. Three retail tenants, Giant Food (4.3%), a tenant at nine Shopping Centers, Capital One Bank (2.8%), a tenant at 20 properties, and
Albertson's/Safeway (2.6%), a tenant at nine Shopping Centers, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2016.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2016, 2015, or 2014.
Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $2.5 million, $2.2 million, and $0.7 million during 2016, 2015, and 2014, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2016, 2015, and 2014, was $38.7 million, $37.7 million, and $35.9 million, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Repairs and maintenance expense totaled $11.8 million, $11.6 million, and $11.9 million for 2016, 2015, and 2014, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties and are amortized, using the straight-line method, over the term of the lease or the remaining term of an acquired lease. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $26.0 million and $26.9 million, net of accumulated amortization of approximately $30.4 million and $26.6 million, as of December 31, 2016 and 2015, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $5.7 million, $5.6 million, and $5.3 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

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

	December 31,
(in thousands)	2016	2015

Park Van Ness	$—	$77,245
N. Glebe Road	58,147	—
Other	5,423	6,271
Total	$63,570	$83,516

Accounts Receivable and Accrued Income
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $2.0 million and $1.3 million, at December 31, 2016 and 2015, respectively.

(In thousands)	Year ended December 31,
	2016	2015	2014
Beginning Balance	$1,263	$677	$572
Provision for Credit Losses	1,494	915	680
Charge-offs	(799)	(329)	(575)
Ending Balance	$1,958	$1,263	$677
In addition to rents due currently, accounts receivable also includes $43.1 million and $41.4 million, at December 31, 2016 and 2015, respectively, net of allowance for doubtful accounts totaling $0.5 million and

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

$0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of December 31, 2015, the Company has classified as held-for-sale one operating property, comprising 197,100 square feet of gross leasable area. The book value of this property, which is included in Other Assets, was $3.4 million, net of accumulated depreciation of $7.0 million, which does not exceed its estimated fair value, less costs to sell, and liabilities were $0.2 million. The asset was sold in 2016.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2016 are held in non-interest bearing accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7.5 million and $8.7 million, net of accumulated amortization of $7.3 million and $6.2 million at December 31, 2016 and 2015, respectively.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
Revenue Recognition
Rental and interest income are accrued as earned. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period in which the expenses are incurred. Rental income based on a tenant’s revenue (“percentage rent”) is accrued when a tenant reports sales that exceed a specified breakpoint, pursuant to the terms of their respective leases.
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
As of December 31, 2016, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2016, 2015, and 2014. The tax basis of the Company’s real estate investments was approximately $1.3 billion and $1.1 billion as of December 31, 2016 and 2015, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2013.
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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the "Stock Plan"). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2016, the directors’ deferred fee accounts comprise 246,800 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2016, 2015, and 2014. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $150,100, $143,000, and $112,900, for the years ended December 31, 2016, 2015, and 2014, respectively.
Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.3% common interest as of December 31, 2016. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
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

	December 31,
(Shares in thousands)	2016	2015	2014
Weighted average common shares outstanding - Basic	21,505	21,127	20,772
Effect of dilutive options	110	69	49
Weighted average common shares outstanding - Diluted	21,615	21,196	20,821
Average share price	$58.96	$53.38	$49.09
Non-dilutive options	129	111	107
Years non-dilutive options were issued	2007, 2015, and 2016	2007 and 2015	2007 and 2008
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
In May 2014, the FASB issued ASU No. 2014-09 titled “Revenue from Contracts with Customers” and subsequently issued several related ASUs (collectively “ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance and will require an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is not permitted. ASU 2014-09 must be applied retrospectively by either restating prior periods or by recognizing the cumulative effect as of the first date of application. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation” ("ASU 2015-02"). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for annual periods beginning after December 15, 2015, and interim periods within those years. The adoption of ASU 2015-02 effective January 1, 2016, resulted in the Operating Partnership being classified as a variable interest entity. Because the Operating Partnership was already consolidated into the financial statements, adoption had no impact on the Company’s consolidated financial statements or disclosures.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation" ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for several aspects of share-based payments including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The transition method varies based on the specific amendment. The Company does not believe that the adoption of ASU 2016-09 will have a material impact on our consolidated financial statements or related disclosures.
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
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective prospectively for annual periods beginning after December 15, 2017, and interim periods within those years. Early application is permitted for transactions for which the acquisition date occurs before the effective date provided the transaction has not been reported in the financial statements. The Company expects to adopt ASU 2017-01 during the first quarter of 2017, the effect of which, for asset acquisitions, will be (a) the capitalization of acquisition costs, instead of expense, and (b) recordation of acquired assets and assessment liabilities at relative fair value, instead of fair value.

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for year ended December 31, 2016.

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
700, 726, 730 and 750 N. Glebe Road
In August 2014, the Company purchased for $40.0 million, 750 N. Glebe Road and incurred acquisition costs of $0.4 million. In December 2014, the Company purchased for $2.8 million 730 N. Glebe Road and incurred acquisition costs of $40,400. In September 2015, the Company purchased for $4.0 million 726 N. Glebe Road and incurred acquisition costs of $0.1 million. In August 2016, the Company purchased for $7.2 million, including acquisition costs, 700 N. Glebe Road. These properties are contiguous and are located in Arlington, Virginia.
Westview pad
In February 2015, the Company purchased for $0.9 million including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
Thruway pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied bank building in Winston Salem, North Carolina, and incurred acquisition costs of $60,000. The property is contiguous with and an expansion of the Company's Thruway asset.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Beacon Center
In the fourth quarter of 2016, the Company purchased for $22.5 million the land underlying Beacon Center. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded in part by an $11.25 million increase to the existing mortgage collateralized by Beacon Center and in part by the Company’s revolving credit facility.
Southdale
In the fourth quarter of 2016, the Company purchased for $15.0 million the land underlying Southdale. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded by the Company’s revolving credit facility.
Allocation of Purchase Price of Real Estate Acquired
The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their fair values. See Note 2. Summary of Significant Accounting Policies-Real Estate Investment Properties.
During 2016, the Company purchased two properties at an aggregate cost of $10.3 million, and incurred acquisition costs totaling $60,400. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair value as shown in the following table.

(in thousands)	700 N. Glebe Road	Thruway Pad	Total
Land	$7,236	$2,196	$9,432
Buildings	—	874	874
In-place Leases	—	93	93
Above Market Rent	—	—	—
Below Market Rent	—	(63)	(63)
Total Purchase Price	$7,236	$3,100	$10,336

During 2015, the Company purchased one property, 726 N. Glebe Road, at a cost of $4.0 million and incurred acquisition costs of $0.1 million. Of the total purchase price, $3.9 million was allocated to land and $0.1 million was allocated to building. No amounts were allocated to in-place, above-market or below-market leases.
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

The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2016 and 2015 was $24.1 million and $24.0 million, respectively, and accumulated amortization was

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

$20.5 million and $19.2 million, respectively. Amortization expense totaled $1.2 million, $1.3 million and $1.3 million, for the years ended December 31, 2016, 2015, and 2014, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2016 and 2015 was $29.9 million and $29.9 million, respectively, and accumulated amortization was $15.5 million and $13.7 million, respectively. Accretion income totaled $1.8 million, $1.8 million, and $1.9 million, for the years ended December 31, 2016, 2015, and 2014, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2016 and 2015 was $1.0 million and $1.0 million, respectively, and accumulated amortization was $999,700 and $998,200, respectively. Amortization expense totaled $1,500, $1,500 and $22,500, for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining weighted-average amortization period as of December 31, 2016 is 3.5 years, 1.0 year, and 5.9 years for lease acquisition costs, above market leases and below market leases, respectively.
As of December 31, 2016, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2017	$762	$1	$1,677
2018	708	1	1,618
2019	537	—	1,481
2020	419	—	1,399
2021	384	—	1,375
Thereafter	840	—	6,887
Total	$3,650	$2	$14,437

4.	NONCONTROLLING INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
The Saul Organization holds a 25.7% limited partnership interest in the Operating Partnership represented by 7,430,516 limited partnership units, as of December 31, 2016. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2016, approximately 530,000 units were eligible for conversion.
The impact of the Saul Organization’s 25.7% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2016, 2015, and 2014, were 28,989,900, 28,449,400, and 27,977,500, respectively.

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2016, the principal amount of outstanding debt totaled $907.8 million, of which $844.3 million was fixed rate debt and $63.5 million was variable rate debt. The principal amount of the Company’s outstanding debt totaled $875.2 million at December 31, 2015, of which $832.4 million was fixed rate debt and $42.8 million was variable rate debt. At December 31, 2016, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2016, based on the value of the Company's unencumbered properties, approximately $225.6 million was available under the line, $49.0 million was

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio and which can range from 145 basis points to 200 basis points. As of December 31, 2016, the margin was 145 basis points.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower, the Metro Pike Center bank loan (approximately $7.8 million of the $14.5 million outstanding at December 31, 2016) and all of the Park Van Ness construction-to-permanent loan. All other notes payable are non-recourse.
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
In November 2016, the existing loan secured by Beacon Center was increased by $11.25 million. The interest rate, amortization period and maturity date did not change; the required monthly payment was increased to $268,500. Proceeds were used to partially fund the purchase of the ground which underlies Beacon Center.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2016 and 2015.

Notes Payable	December 31,			Interest	Scheduled
(Dollars in thousands)	2016		2015	Rate *	Maturity *
Fixed rate mortgages:	$29,428	(a)	$30,778	6.01%	Feb-2018
	32,036	(b)	33,766	5.88%	Jan-2019
	10,372	(c)	10,928	5.76%	May-2019
	14,335	(d)	15,098	5.62%	Jul-2019
	14,325	(e)	15,064	5.79%	Sep-2019
	12,725	(f)	13,387	5.22%	Jan-2020
	10,277	(g)	10,587	5.60%	May-2020
	8,697	(h)	9,127	5.30%	Jun-2020
	39,213	(i)	40,360	5.83%	Jul-2020
	7,685	(j)	8,025	5.81%	Feb-2021
	5,808	(k)	5,959	6.01%	Aug-2021
	33,571	(l)	34,420	5.62%	Jun-2022
	10,253	(m)	10,492	6.08%	Sep-2022
	11,129	(n)	11,365	6.43%	Apr-2023
	13,401	(o)	14,177	6.28%	Feb-2024
	15,917	(p)	16,348	7.35%	Jun-2024
	13,832	(q)	14,197	7.60%	Jun-2024
	24,504	(r)	25,088	7.02%	Jul-2024
	28,945	(s)	29,714	7.45%	Jul-2024
	28,822	(t)	29,564	7.30%	Jan-2025
	14,961	(u)	15,360	6.18%	Jan-2026
	109,144	(v)	112,299	5.31%	Apr-2026
	33,097	(w)	34,133	4.30%	Oct-2026
	37,701	(x)	38,842	4.53%	Nov-2026
	17,630	(y)	18,150	4.70%	Dec-2026
	66,210	(z)	67,850	5.84%	May-2027
	16,352	(aa)	16,826	4.04%	Apr-2028
	41,753	(bb)	31,844	3.51%	Jun-2028
	16,543	(cc)	17,011	3.99%	Sep-2028
	28,679	(dd)	29,444	3.69%	Mar-2030
	15,357	(ee)	15,748	3.99%	Apr-2030
	70,144	(ff)	45,208	4.88%	Sep-2032
	11,446	(gg)	11,282	8.00%	Apr-2034
Total fixed rate	844,292		832,441	5.48%	8.5 Years
Variable rate loans:
	49,000	(hh)	28,000	LIBOR + 1.45%	Jun-2018
	14,482	(ii)	14,801	LIBOR + 1.65%	Feb-2018
Total variable rate	$63,482		$42,801	2.22%	1.3 Years
Total notes payable	$907,774		$875,242	5.25%	8.0 Years

*
Interest rate and scheduled maturity data presented as of December 31, 2016. Totals computed using weighted averages. Amounts shown are principal amounts and have not been reduced by any deferred debt issuance costs.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(a)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. Principal of $1.4 million was amortized during 2016.

(b)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.7 million was amortized during 2016.

(c)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $556,000 was amortized during 2016.

(d)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $763,000 was amortized during 2016.

(e)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $739,000 was amortized during 2016.

(f)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $662,000 was amortized during 2016.

(g)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $310,000 was amortized during 2016.

(h)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $430,000 was amortized during 2016.

(i)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1,147,000 was amortized during 2016.

(j)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $340,000 was amortized during 2016.

(k)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $151,000 was amortized during 2016.

(l)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $849,000 was amortized during 2016.

(m)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $239,000 was amortized during 2016.

(n)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $236,000 was amortized during 2016.

(o)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $776,000 was amortized during 2016.

(p)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $431,000 was amortized during 2016.

(q)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $365,000 was amortized during 2016.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(r)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $584,000 was amortized during 2016.

(s)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $769,000 was amortized during 2016.

(t)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $742,000 was amortized during 2016.

(u)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $399,000 was amortized during 2016.

(v)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $3.2 million was amortized during 2016.

(w)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $1,036,000 was amortized during 2016.

(x)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1,141,000 was amortized during 2016.

(y)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $520,000 was amortized during 2016.

(z)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.6 million was amortized during 2016.

(aa)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25 -year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $474,000 was amortized in 2016.

(bb)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $268,500 based upon a 20-year amortization schedule and a final payment of $17.1 million at loan maturity. Principal of $1.3 million was amortized in 2016.

(cc)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $468,000 was amortized in 2016.

(dd)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $153,300 based upon a 25-year amortization schedule and a final payment of $15.5 million at maturity. Principal of $765,000 was amortized in 2016.

(ee) The loan is collateralized by Northrock and requires equal monthly principal and interest payments totaling $84,400 based upon a 25-year amortization schedule and a final payment of $8.4 million at maturity. Principal of $391,000 was amortized in 2016.

(ff)
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

(gg)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2016 totaled $164,000.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(hh)
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

(ii)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.2 million at loan maturity. Principal of $319,000 was amortized during 2016.

The carrying value of the properties collateralizing the mortgage notes payable totaled $957.2 million and $856.8 million, as of December 31, 2016 and 2015, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2016.

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
Mortgage notes payable at each of December 31, 2016 and 2015, totaling $51.0 million, are guaranteed by members of the Saul Organization. As of December 31, 2016, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2017	$—		$26,418	$26,418
2018	90,865	(a)	26,394	117,259
2019	60,793		25,037	85,830
2020	61,163		22,331	83,494
2021	11,011		21,859	32,870
Thereafter	452,142		109,761	561,903
Principal amount	$675,974		$231,800	907,774
Unamortized deferred debt costs				7,485
Net				$900,289
(a) Includes $49.0 million outstanding under the line of credit.
The components of interest expense are set forth below.

(in thousands)	Year ended December 31,
	2016	2015	2014
Interest incurred	$46,867	$45,898	$45,396
Amortization of deferred debt costs	1,343	1,433	1,327
Capitalized interest	(2,527)	(2,166)	(689)
Total	$45,683	$45,165	$46,034
Deferred debt costs capitalized during the years ending December 31, 2016, 2015 and 2014 totaled $0.1 million, $0.3 million and $1.3 million, respectively.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

6.	LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2016, 2015, and 2014, amounted to $172.4 million, $168.3 million, and $164.6 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2017	$154,489
2018	138,724
2019	117,135
2020	97,155
2021	78,248
Thereafter	245,218
$830,969
The majority of the leases provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2016, 2015, and 2014, amounted to $34.3 million, $32.9 million, and $32.1 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.4 million, $1.6 million, and $1.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

7.	LONG-TERM LEASE OBLIGATIONS
During 2016, the Company purchased the land underlying Beacon Center and Southdale - See Note 3. As a result, at December 31, 2016, one remaining property is subject to a noncancelable long-term lease which applies to land underlying the Shopping Center. The lease provides for periodic adjustments of the base annual rent and requires the payment of real estate taxes on the underlying land. The lease expires in 2068. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $159,000, $176,000, and $176,000, for the years ended December 31, 2016, 2015, and 2014, respectively. The future minimum rental commitments under this ground lease are as follows:

(in thousands)
2017	$56
2018	56
2019	57
2020	62
2021	62
Thereafter	3,636
$3,929

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
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002, and was extended to March 2017. A lease extension is being finalized which will

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

extend the term for March 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2016, 2015, and 2014 was $843,300, $904,900, and $840,800, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8.	STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
The Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014 reflect noncontrolling interest of $11.4 million, $10.5 million, and $11.0 million, respectively, representing the Saul Organization’s share of the net income for the year.
In November 2003, the Company sold 4,000,000 depositary shares, each representing 1/100th of a share of 8% Series A Cumulative Redeemable Preferred Stock (the "Series A Stock"). The depositary shares were redeemable, in whole or in part at the Company’s option, from time to time, at $25.00 per share. The depositary shares paid an annual dividend of $2.00 per share, equivalent to 8% of the $25.00 per share liquidation preference. The Series A preferred stock had no stated maturity, was not subject to any sinking fund or mandatory redemption and was not convertible into any other securities of the Company. Investors in the depositary shares generally had no voting rights, but would have had limited voting rights if the Company failed to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. In March 2013, the Company redeemed 60% of its then-outstanding Series A Stock. In December 2014, the Company redeemed the remaining outstanding Series A Stock. Costs associated with the redemptions were charged against accumulated deficit in the respective periods.
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $329,000, $400,000, and $379,000, for 2016, 2015, and 2014, respectively. All amounts deferred by employees and contributed by the Company are fully vested.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2016, 2015, and 2014, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $250,800, $224,900, and $192,800, for the years ended December 31, 2016, 2015, and 2014, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.1 million and $1.8 million, at December 31, 2016 and 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31, 2016, 2015, and 2014, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $7.5 million, $8.2 million, and $7.4 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2016 and 2015, accounts payable, accrued expenses and other liabilities included $829,000 and $655,000, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company has entered into a shared third-party predevelopment cost agreement with the Trust (the “Predevelopment Agreement”). The Predevelopment Agreement, which expired on December 31, 2015 and was extended to December 31, 2016, relates to the sharing of third-party predevelopment costs incurred in connection with the planning of the future redevelopment of certain adjacent real estate assets in the Twinbrook area of Rockville, Maryland. On December 8, 2016, the Company entered into a replacement agreement with the Saul Trust which extended the expiration date to December 31, 2017 and provides for automatic twelve months renewals unless either party provides notice of termination. The costs will be shared on a pro rata basis based on the acreage owned by each entity and neither party is obligated to advance funds to the other.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $360,500, $443,500, and $427,300, for the years ended December 31, 2016, 2015, and 2014, respectively.
Effective as of September 4, 2012, the Company entered into a consulting agreement with B. F. Saul III, one of the Company’s former presidents, whereby Mr. Saul III provided certain consulting services to the Company as an independent contractor and was paid at a rate of $60,000 per month. The consulting agreement included certain noncompete, nonsolicitation and nondisclosure covenants, and expired in September 2014. During 2014, such consulting fees totaled $495,000.
In August 2016, the Company entered into an agreement to acquire from the Trust, for an initial purchase price of $8.8 million, approximately 14.3 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Loudoun County, Virginia. In order to allow the Company time to pre-lease and complete project plans and specifications, the parties have agreed to a closing date in early 2018, at which time the Company will exchange limited partnership units for the land. The number of limited partnership units to be exchanged will be based on the initial purchase price and the average share value (as defined in the agreement) of the Company’s common stock at the time of the exchange. The Company intends to construct a shopping center and, upon stabilization, may be obligated to issue additional limited partnership units to the Trust.

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
Effective May 10, 2013, the Compensation Committee granted options to purchase 237,500 shares (35,592 incentive stock options and 201,908 nonqualified stock options) to fifteen Company officers and fourteen Company Directors (the "2013 options"), which expire on May 9, 2023. The officers' 2013 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors' 2013 options were immediately exercisable. The exercise price of $44.42 per share was the closing market price of the Company's common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2013 Options to be $1.5 million, of which $1.2 million and $278,250 were assigned to the officer options and director options, respectively. Because the directors' options vested immediately, the entire $278,250 was expensed as of the date of grant. The expense for the officers' options is being recognized as compensation expense monthly during the four years the option was vested.
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
Effective May 8, 2015, the Compensation Committee granted options to purchase 225,000 shares (33,690 incentive stock options and 191,310 nonqualified stock options) to 19 Company officers and 14 Company Directors (the “2015 options”), which expire on May 7, 2025. The officers’ 2015 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2015 Options were immediately exercisable. The exercise price of $51.07 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2015 Options to be $1.6 million, of which $1.4 million and $125,300 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $125,300 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 6, 2016, the Compensation Committee granted options to purchase 226,500 shares (24,248 incentive stock options and 202,252 nonqualified stock options) to 19 Company officers and 13 Company Directors (the “2016 options”), which expire on May 5, 2026. The officers’ 2016 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2016 Options were immediately exercisable. The exercise price of $57.74 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2016 Options to be $1.2 million, of which $1.0 million and $151,125 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $151,125 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.

SAUL CENTERS, INC. Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
Stock options issued
	Directors
Grant date	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	Subtotals
Total grant	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	325,000
Vested	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	325,000
Exercised	10,000	12,500	25,000	17,500	17,500	17,500	15,000	10,000	5,000	—	130,000
Forfeited	7,500	7,500	—	2,500	2,500	—	—	—	—	—	20,000
Exercisable at December 31, 2016	12,500	10,000	7,500	12,500	12,500	17,500	20,000	20,000	30,000	32,500	175,000
Remaining unexercised	12,500	10,000	7,500	12,500	12,500	17,500	20,000	20,000	30,000	32,500	175,000
Exercise price	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74
Volatility	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166
Expected life (years)	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%
Risk-free rate	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%
Total value at grant date	$285	$255	$223	$288	$298	$257	$278	$110	$125	$151	$2,270
Expensed in previous years	285	255	223	288	298	257	278	—	—	—	1,884
Expensed in 2014	—	—	—	—	—	—	—	110	—	—	110
Expensed in 2015	—	—	—	—	—	—	—	—	125	—	125
Expensed in 2016	—	—	—	—	—	—	—	—	—	151	151
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	Subtotals			Grand Totals
Total grant	135,000	162,500	242,500	202,500	170,000	190,000	194,000	1,296,500			1,621,500
Vested	67,500	118,750	107,500	131,875	85,000	47,500	—	558,125			883,125
Exercised	67,500	92,915	91,205	68,750	31,250	6,250	—	357,870			487,870
Forfeited	67,500	43,750	135,000	30,625	1,250	1,875	—	280,000			300,000
Exercisable at December 31, 2016	—	25,835	16,295	63,125	53,750	41,250	—	200,255			375,255
Remaining unexercised	—	25,835	16,295	103,125	137,500	181,875	194,000	658,630			833,630
Exercise price	$54.17	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74
Volatility	0.233	0.330	0.315	0.304	0.306	0.298	0.185
Expected life (years)	6.5	8.0	8.0	8.0	7.0	7.0	7.0
Assumed yield	4.13%	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%
Risk-free rate	4.61%	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%
Gross value at grant date	$1,339	$1,366	$1,518	$1,401	$1,350	$1,585	$1,137	$9,696			$11,966
Estimated forfeitures	62	368	845	280	169	142	87	1,953			1,953
Expensed in previous years	1,277	692	262	209	—	—	—	2,440			4,324
Expensed in 2014	—	217	157	284	197	—	—	855			965
Expensed in 2015	—	89	157	269	295	241	—	1,051			1,176
Expensed in 2016		—	97	269	295	361	175	1,197			1,348
Future expense	—	—	—	90	394	841	875	2,200			2,200
Weighted average term of remaining future expense	2.5	years

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2016, 2015, and 2014:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	860,274	$46.58	748,208	$44.79	753,625	$42.55
Granted	226,500	57.74	225,000	51.07	200,000	47.03
Exercised	(246,894)	45.59	(112,934)	43.67	(167,917)	37.71
Expired/Forfeited	(6,250)	45.31	—	—	(37,500)	43.56
Outstanding December 31	833,630	49.92	860,274	46.58	748,208	44.79
Exercisable at December 31	375,255	46.68	435,899	45.33	380,708	44.85

The intrinsic value of options exercised in 2016, 2015, and 2014, was $3.4 million, $1.5 million and $2.0 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2016 was $13.9 million and $7.5 million, respectively. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 30, 2016, the final trading day of calendar 2016, the closing price of $66.61 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2016 are 6.4 and 7.5 years, respectively.

11.     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 4.25% and 3.75%, would be approximately $851.3 million and $892.9 million as of December 31, 2016 and 2015, respectively, compared to the principal balance of $844.3 million and $832.4 million at December 31, 2016 and 2015, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
Effective June 30, 2011, the Company determined that one of its interest-rate swap arrangements was a highly effective hedge of the cash flows under one of its variable-rate mortgage loans and designated the swap as a cash flow hedge of that mortgage. The swap is carried at fair value with changes in fair value recognized either in income or comprehensive income depending on the effectiveness of the swap. The following chart summarizes the changes in fair value of the Company’s swap for the indicated periods.

(Dollars in thousands)	Year ended December 31,
	2016	2015	2014
Increase (decrease) in fair value:
Recognized in earnings	$(6)	$(10)	$(10)
Recognized in other comprehensive income	678	124	(675)
Total	$672	$114	$(685)
The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by the market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of December 31, 2016, the fair value of the interest-rate swap was approximately $2.1 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.
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
The Company paid common stock distributions of $1.84 per share in 2016 and $1.69 per share during 2015 and $1.56 per share during 2014, Series A preferred stock dividends of $2.41 per depositary share in 2014 and Series C preferred stock dividends of $1.72 per depositary share during each of 2016, 2015, and 2014. Of the common stock dividends paid, $1.75 per share, $1.69 per share, and $1.56 per share, represented ordinary dividend income in 2016, 2015, and 2014, respectively, and $0.09 per share represented return of capital to the shareholders in 2016. All of the preferred stock dividends paid were considered ordinary dividend income.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2016, 2015, and 2014, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2016
October 31	$3,094	$10,168	$3,478	44,176	$57.18	30,891	$57.18
July 31	3,094	10,133	3,465	39,487	65.64	26,897	65.64
April 30	3,094	10,029	3,449	48,854	51.59	34,201	51.59
January 31	3,093	9,142	3,141	54,280	49.24	32,769	49.24
Total 2016	$12,375	$39,472	$13,533	186,797		124,758
Distributions during 2015
October 31	$3,094	$9,106	$3,129	47,313	$55.73	28,936	$55.73
July 31	3,094	9,081	3,115	56,003	50.30	32,041	50.30
April 30	3,094	9,055	3,104	54,921	50.21	25,264	50.21
January 31	3,093	8,403	2,880	42,975	56.74	20,796	56.74
Total 2015	$12,375	$35,645	$12,228	201,212		107,037
Distributions during 2014
October 31	$3,856	$8,348	$2,879	40,142	$52.71
July 31	3,206	8,314	2,879	57,696	46.79
April 30	3,206	8,269	2,838	60,212	44.14	104,831	$44.77
January 31	3,206	7,415	2,521	39,588	45.15	91,352	45.80
Total 2014	$13,474	$32,346	$11,117	197,638		196,183
In December 2016, the Board of Directors of the Company authorized a distribution of $0.51 per common share payable in January 2017, to holders of record on January 17, 2017. As a result, $11.0 million was paid to common shareholders on January 31, 2017. Also, $3.8 million was paid to limited partnership unitholders on January 31, 2017 ($0.51 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of $0.4297 per Series C depositary share to holders of record on January 6, 2017. As a result, $3.1 million was paid to preferred shareholders on January 13, 2017. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

14.	INTERIM RESULTS (Unaudited)
The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2016 and 2015.

(In thousands, except per share amounts)	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$56,926	$52,710	$53,233	$54,201
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	16,381	13,250	12,722	13,360
Gain on sales of properties	—	—	—	1,013
Net income attributable to Saul Centers, Inc.	12,948	10,627	10,239	11,465
Net income available to common stockholders	9,854	7,533	7,146	8,371
Net income available to common stockholders per diluted share	0.46	0.35	0.33	0.38

(In thousands, except per share amounts)	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$52,088	$51,711	$52,376	$52,902
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	12,687	12,922	13,238	14,083
Gain on sales of properties	—	11	—	—
Net income attributable to Saul Centers, Inc.	10,207	10,396	10,615	11,250
Net income available to common stockholders	7,113	7,302	7,522	8,156
Net income available to common stockholders per diluted share	0.33	0.35	0.36	0.38

15.	BUSINESS SEGMENTS
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2016	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$160,179	$56,840	$51	$217,070
Expenses	(34,931)	(18,770)	—	(53,701)
Income from real estate	125,248	38,070	51	163,369
Interest expense and amortization of deferred debt costs	—	—	(45,683)	(45,683)
General and administrative	—	—	(17,496)	(17,496)
Subtotal	125,248	38,070	(63,128)	100,190
Depreciation and amortization of deferred leasing costs	(29,964)	(14,453)	—	(44,417)
Acquisition related costs	(60)	—	—	(60)
Change in fair value of derivatives	—	—	(6)	(6)
Gain on sale of property	—	1,013	—	1,013
Net income (loss)	$95,224	$24,630	$(63,134)	$56,720
Capital investment	$64,044	$27,001	$—	$91,045
Total assets	$976,545	$358,419	$8,061	$1,343,025

As of or for the year ended December 31, 2015
Real estate rental operations:
Revenue	$156,110	$52,916	$51	$209,077
Expenses	(33,877)	(17,266)	—	(51,143)
Income from real estate	122,233	35,650	51	157,934
Interest expense and amortization of deferred debt costs	—	—	(45,165)	(45,165)
General and administrative	—	—	(16,353)	(16,353)
Subtotal	122,233	35,650	(61,467)	96,416
Depreciation and amortization of deferred leasing costs	(30,171)	(13,099)	—	(43,270)
Acquisition related costs	(84)	—	—	(84)
Predevelopment expenses	(57)	(75)	—	(132)
Change in fair value of derivatives	—	—	(10)	(10)
Gain on sale of property	11	—	—	11
Net income (loss)	$91,932	$22,476	$(61,477)	$52,931
Capital investment	$17,159	$52,460	$—	$69,619
Total assets	$931,256	$354,254	$9,898	$1,295,408

SAUL CENTERS, INC. Notes to Consolidated Financial Statements (continued)
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2014	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$154,385	$52,632	$75	$207,092
Expenses	(33,781)	(15,732)	—	(49,513)
Income from real estate	120,604	36,900	75	157,579
Interest expense and amortization of deferred debt costs	—	—	(46,034)	(46,034)
General and administrative	—	—	(16,961)	(16,961)
Subtotal	120,604	36,900	(62,920)	94,584
Depreciation and amortization of deferred leasing costs	(28,082)	(13,121)	—	(41,203)
Acquisition related costs	(949)	—	—	(949)
Predevelopment expenses	—	(503)	—	(503)
Change in fair value of derivatives	—	—	(10)	(10)
Gain on sale of property	6,069	—	—	6,069
Net income (loss)	$97,642	$23,276	$(62,930)	$57,988
Capital investment	$66,508	$23,760	$—	$90,268
Total assets	$939,267	$305,579	$12,267	$1,257,113

16.	Subsequent Events

The Company has reviewed operating activities for the period subsequent to December 31, 2016 and prior to the date that financial settlements are issued, March 7, 2017, and determined the following subsequent event is required to be disclosed.
In January 2017, the Company purchased for $76.3 million, including acquisition costs, Burtonsville Town Square located in Burtonsville, Montgomery County, Maryland.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2016 (Dollars in Thousands)
			Costs										Buildings
			Capitalized	Basis at Close of Period									and
	Initial Basis		Subsequent to Acquisition	Land	Buildings and Improvements	Leasehold Interests	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431		$20,159	$6,764	$24,826	$—	$31,590	$12,247	$19,343	$28,822	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178		7,503	1,178	7,503	—	8,681	1,440	7,241	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161		18,402	22,668	19,895	—	42,563	13,721	28,842	41,753	1960 & 1974	1/72, 11/16	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623		—	22,623	—	—	22,623	—	22,623	11,129		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720		1,616	5,735	12,601	—	18,336	4,279	14,057	10,277		2/04	40
Boulevard, Fairfax, VA	4,883		4,461	3,687	5,657	—	9,344	2,594	6,750	17,207	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037		3,806	9,789	21,054	—	30,843	7,249	23,594	14,325		4/04	40
Broadlands Village, Ashburn, VA	5,316		27,392	5,300	27,408	—	32,708	9,954	22,754	17,050	2003, 2004 & 2006	3/02	40 & 50
Countryside Marketplace, Sterling, VA	28,912		3,712	7,666	24,958	—	32,624	8,012	24,612	14,335		2/04	40
Cranberry Square, Westminster, MD	31,578		635	6,700	25,513	—	32,213	3,408	28,805	17,630		9/11	40
Cruse MarketPlace, Cumming, GA	12,226		369	3,901	8,694	—	12,595	2,793	9,802	—		3/04	40
Flagship Center, Rockville, MD	160		9	169	—	—	169	—	169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781		13,790	1,118	18,453	—	19,571	10,629	8,942	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034		567	2,034	567	—	2,601	241	2,360	—	1990	8/93	40
The Glen, Woodbridge, VA	12,918		7,767	5,300	15,385	—	20,685	8,498	12,187	8,172	1993 & 2005	6/94	40
Great Eastern, District Heights, MD	4,993		10,678	3,785	11,886	—	15,671	8,293	7,378	—	1958 & 1960	1/72	40
Great Falls Center, Great Falls, VA	41,750		3,113	14,766	30,097	—	44,863	6,802	38,061	13,401		3/08	40
Hampshire Langley, Takoma, MD	3,159		3,394	1,856	4,697	—	6,553	3,604	2,949	16,352	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584		3,831	4,822	11,593	—	16,415	3,343	13,072	5,809		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055		1,174	4,455	10,774	—	15,229	3,153	12,076	7,685		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379		328	5,006	9,701	—	14,707	3,460	11,247	6,813	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723		1,327	22,800	55,250	—	78,050	7,503	70,547	37,701		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425		7,220	1,425	7,220	—	8,645	3,446	5,199	—	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545		36,813	6,546	36,812	—	43,358	12,546	30,812	33,571	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418		6,243	1,132	7,529	—	8,661	5,815	2,846	15,917	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400		11,170	950	14,620	—	15,570	12,431	3,139	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123		3,760	26,064	10,819	—	36,883	1,172	35,711	14,482		12/10	40
Shops at Monocacy, Frederick, MD	9,541		13,926	9,260	14,207	—	23,467	5,101	18,366	12,725	2004	11/03	50
Northrock, Warrenton, VA	12,686		15,217	12,686	15,217	—	27,903	3,343	24,560	15,357	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933		6,575	5,409	17,099	—	22,508	6,639	15,869	10,372	2004	07/03	40
Olney, Olney, MD	1,884		1,792	—	3,676	—	3,676	3,259	417	11,446	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377		950	7,751	12,576	—	20,327	3,064	17,263	10,253		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365		1,393	5,739	14,019	—	19,758	4,128	15,630	8,697		3/05	40
Ravenwood, Baltimore, MD	1,245		4,175	703	4,717	—	5,420	2,922	2,498	14,961	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561		—	22,113	4,448	—	26,561	695	25,866	—		10/10 12/12	40
1500/1580/1582/1584 Rockville Pike, Rockville, MD	51,149		1,093	43,863	8,379	—	52,242	4,605	47,637	—		12/12, 1/14, 4/14, 12/14	5, 10, 5, 4
Seabreeze Plaza, Palm Harbor, FL	24,526		1,539	8,665	17,400	—	26,065	5,079	20,986	16,543		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920		170	1,147	1,943	—	3,090	429	2,661	—		3/08	40
Seven Corners, Falls Church, VA	4,848		44,062	4,913	43,997	—	48,910	27,710	21,200	66,210	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254		92	12,700	50,646	—	63,346	6,651	56,695	33,097		9/11	40
Shops at Fairfax, Fairfax, VA	2,708		9,923	992	11,639	—	12,631	7,627	5,004	11,472	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819		7,662	6,402	19,079	—	25,481	6,492	18,989	—		1/06	40
Southdale, Glen Burnie, MD	18,895		22,684	15,245	26,334	—	41,579	20,763	20,816	—	1962 & 1986	1/72	40
Southside Plaza, Richmond, VA	6,728		10,647	1,878	15,497	—	17,375	11,910	5,465	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474		4,186	703	5,957	—	6,660	4,658	2,002	—	1970	2/76	40
Thruway, Winston-Salem, NC	7,848		23,925	7,692	24,081	—	31,773	15,673	16,100	39,213	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502		2,354	7,851	11,005	—	18,856	6,346	12,510	13,832	1990	8/93	40
Westview Village, Frederick, MD	6,047		24,230	6,047	24,230	—	30,277	6,422	23,855	—	2009	11/07, 02/15	50
White Oak, Silver Spring, MD	6,277		5,357	4,649	6,985	—	11,634	5,906	5,728	24,504	1958 & 1967	1/72	40
Other Buildings / Improvements			211		211		211	103	108	—
Total Shopping Centers	760,099		401,402	384,647	776,854	—	1,161,501	316,158	845,343	621,113

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459		30,504	3,756	48,207	—	51,963	35,261	16,702	28,945	1981-2000	12/84	35 & 40
Clarendon Center, Arlington, VA (1)	12,753		185,436	16,287	181,902	—	198,189	32,314	165,875	109,144	2010	7/73, 1/96 & 4/02	50
Park Van Ness, Washington, DC	2,242	286	90,676	2,242	90,676	—	92,918	1,831	91,087	70,144	2016	7/73 & 2/11	50
601 Pennsylvania Ave., Washington, DC	5,479		66,158	5,667	65,970	—	71,637	49,856	21,781	—	1986	7/73	35
Washington Square, Alexandria, VA	2,034		54,945	544	56,435	—	56,979	22,859	34,120	29,428	2000	7/73	50
Total Mixed-Use Properties	43,967		427,719	28,496	443,190	—	471,686	142,121	329,565	237,661

Development Land
Ashland Square Phase II, Manassas, VA	5,292		1,813	7,029	76	—	7,105	—	7,105	—		12/04
New Market, New Market, MD	2,088		286	2,374	—	—	2,374	—	2,374	—		9/05
North Glebe Road, Arlington, VA	52,067		6,080	—	58,147	—	58,147	—	58,147	—	—	8/14-8/16
Total Development Land	59,447		8,179	9,403	58,223	—	67,626	—	67,626	—
Total	$863,513		$837,300	$422,546	$1,278,267	$—	$1,700,813	$458,279	$1,242,534	$858,774

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.3 billion at December 31, 2016. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2016 are summarized as follows:

(In thousands)	2016	2015	2014
Total real estate investments:
Balance, beginning of year	$1,622,710	$1,560,159	$1,459,439
Acquisitions	48,123	4,894	70,921
Improvements	35,826	70,067	34,417
Retirements	(5,846)	(1,981)	(4,618)
Transfers to assets held for sale	—	(10,429)	—
Balance, end of year	$1,700,813	$1,622,710	$1,560,159
Total accumulated depreciation:
Balance, beginning of year	$425,370	$396,617	$364,663
Depreciation expense	38,755	37,698	35,933
Retirements	(5,846)	(1,911)	(3,979)
Transfers to assets held for sale	—	$(7,034)	—
Balance, end of year	$458,279	$425,370	$396,617