Form 10-Q
period 2017-03-31
SAUL CENTERS INC
filed 2017-05-04
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2017
Commission File Number 1-12254

SAUL CENTERS, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7501 Wisconsin Avenue, Bethesda, Maryland 20814
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code (301) 986-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES   ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   ☒    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 28, 2017: 21.5 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2016, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate investments
Land	$454,006	$422,546
Buildings and equipment	1,263,107	1,214,697
Construction in progress	66,008	63,570
	1,783,121	1,700,813
Accumulated depreciation	(467,564)	(458,279)
	1,315,557	1,242,534
Cash and cash equivalents	9,671	8,322
Accounts receivable and accrued income, net	52,021	53,033
Deferred leasing costs, net	27,761	25,983
Prepaid expenses, net	3,642	5,057
Other assets	11,130	8,096
Total assets	$1,419,782	$1,343,025
Liabilities
Notes payable	$816,738	$783,400
Revolving credit facility payable	83,347	48,217
Construction loan payable	69,553	68,672
Dividends and distributions payable	18,005	17,953
Accounts payable, accrued expenses and other liabilities	20,779	20,838
Deferred income	32,049	30,696
Total liabilities	1,040,471	969,776
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 21,767,261 and 21,704,359 shares issued and outstanding, respectively	218	217
Additional paid-in capital	332,158	328,171
Accumulated deficit	(189,078)	(188,584)
Accumulated other comprehensive loss	(1,093)	(1,299)
Total Saul Centers, Inc. stockholders’ equity	322,205	318,505
Noncontrolling interest	57,106	54,744
Total stockholders’ equity	379,311	373,249
Total liabilities and stockholders’ equity	$1,419,782	$1,343,025
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2017	2016
Revenue
Base rent	$44,476	$42,607
Expense recoveries	8,594	9,558
Percentage rent	382	363
Other	5,014	4,398
Total revenue	58,466	56,926
Operating expenses
Property operating expenses	6,652	7,995
Provision for credit losses	343	432
Real estate taxes	6,590	5,934
Interest expense and amortization of deferred debt costs	11,864	11,089
Depreciation and amortization of deferred leasing costs	11,342	11,035
General and administrative	4,301	4,060
Total operating expenses	41,092	40,545
Operating income	17,374	16,381
Change in fair value of derivatives	—	(7)
Net Income	17,374	16,374
Noncontrolling interests
Income attributable to noncontrolling interests	(3,670)	(3,426)
Net income attributable to Saul Centers, Inc.	13,704	12,948
Preferred stock dividends	(3,094)	(3,094)
Net income attributable to common stockholders	$10,610	$9,854
Per share net income attributable to common stockholders
Basic and diluted	$0.49	$0.46
Dividends declared per common share outstanding	$0.51	$0.47
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net income	$17,374	$16,374
Other comprehensive income
Change in unrealized loss on cash flow hedge	277	(688)
Total comprehensive income	17,651	15,686
Comprehensive income attributable to noncontrolling interests	(3,741)	(3,249)
Total comprehensive income attributable to Saul Centers, Inc.	13,910	12,437
Preferred stock dividends	(3,094)	(3,094)
Total comprehensive income attributable to common stockholders	$10,816	$9,343
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2016	$180,000	$217	$328,171	$(188,584)	$(1,299)	$318,505	$54,744	$373,249
Issuance of common stock:
46,286 shares pursuant to dividend reinvestment plan	—	1	2,862	—	—	2,863	—	2,863
16,616 shares due to exercise of stock options and issuance of directors’ deferred stock	—	—	1,125	—	—	1,125	—	1,125
Issuance of 39,111 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	2,431	2,431
Net income	—	—	—	13,704	—	13,704	3,670	17,374
Change in unrealized loss on cash flow hedge	—	—	—	—	206	206	71	277
Series C preferred stock distributions	—	—	—	—	—	—	—	—
Common stock distributions	—	—	—	—	—	—	—	—
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.51/share) and distributions payable partnership units ($0.51/unit)	—	—	—	(11,104)	—	(11,104)	(3,810)	(14,914)
Balance, March 31, 2017	$180,000	$218	$332,158	$(189,078)	$(1,093)	$322,205	$57,106	$379,311
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$17,374	$16,374
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	—	7
Depreciation and amortization of deferred leasing costs	11,342	11,035
Amortization of deferred debt costs	345	332
Non cash compensation costs of stock grants and options	321	293
Provision for credit losses	343	432
Decrease in accounts receivable and accrued income	1,273	2,051
Additions to deferred leasing costs	(931)	(1,468)
Decrease in prepaid expenses	1,415	1,262
Increase in other assets	(3,035)	(1,333)
Increase in accounts payable, accrued expenses and other liabilities	2,369	3,486
Increase (decrease) in deferred income	736	(1,150)
Net cash provided by operating activities	31,552	31,321
Cash flows from investing activities:
Acquisitions of real estate investments	(79,474)	—
Additions to real estate investments	(4,557)	(4,150)
Additions to development and redevelopment projects	(3,318)	(9,658)
Net cash used in investing activities	(87,349)	(13,808)
Cash flows from financing activities:
Proceeds from notes payable	40,000	—
Repayments on notes payable	(6,569)	(6,047)
Proceeds from revolving credit facility	39,000	6,000
Repayments on revolving credit facility	(4,000)	(11,000)
Proceeds from construction loan	858	9,377
Additions to deferred debt costs	(285)	—
Proceeds from the issuance of:
Common stock	3,667	3,273
Partnership units	2,431	1,613
Distributions to:
Series C preferred stockholders	(3,094)	(3,094)
Common stockholders	(11,073)	(9,145)
Noncontrolling interests	(3,789)	(3,141)
Net cash provided by (used in) financing activities	57,146	(12,164)
Net increase in cash and cash equivalents	1,349	5,349
Cash and cash equivalents, beginning of period	8,322	10,003
Cash and cash equivalents, end of period	$9,671	$15,352

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
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
The following table lists the significant properties acquired, in development and disposed since December 31, 2015.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
700 N. Glebe Road	Arlington, VA	Development	2016
Burtonsville Town Square	Burtonsville, MD	Shopping Center	2017
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013-2016
Dispositions
Crosstown Business Center	Tulsa, Oklahoma	Mixed-Use	2016
As of March 31, 2017, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of March 31, 2017, 31 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Excluding the impact of a $3.0 million termination fee from Albertson's/Safeway, two tenants individually accounted for 2.5% or more of the Company’s total revenue for the three months ended March 31, 2017. Giant Food, a tenant at ten Shopping Centers and Capital One, a tenant at 21 properties, individually accounted for 4.4% and 2.7%, respectively, of the Company's total revenue for the three months ended March 31, 2017.
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

Notes to Consolidated Financial Statements (Unaudited)

The Operating Partnership is a variable interest entity ("VIE") of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.2% of the net income of the Operating Partnership. Because the Operating Partnership was already consolidated into the financial statements of the Company, treatment of it as a VIE has no impact on the consolidated financial statements of the Company.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2016, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $2.2 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively.
In addition to rents due currently, accounts receivable includes approximately $43.1 million and $43.1 million, at March 31, 2017 and December 31, 2016, respectively, net of allowance for doubtful accounts totaling $0.5 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of March 31, 2017, the Company had no assets designated as held-for-sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Notes to Consolidated Financial Statements (Unaudited)

Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of March 31, 2017 and December 31, 2016, is composed of the following:

(in thousands)	March 31, 2017	December 31, 2016
Glebe Road	$60,396	$58,147
Other	5,612	5,423
Total	$66,008	$63,570
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7.4 million and $7.5 million, net of accumulated amortization of $7.6 million and $7.3 million, at March 31, 2017 and December 31, 2016, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $27.8 million and $26.0 million, net of accumulated amortization of $31.7 million and $30.4 million, as of March 31, 2017 and December 31, 2016, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $1.3 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.
Derivative Financial Instruments
The Company may, when appropriate, employ derivative instruments, such as interest-rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. Derivative financial instruments are carried at fair value as either assets or liabilities in the consolidated balance sheets. For those derivative instruments that qualify and are designated as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For those derivative instruments that qualify and are designated as hedging instruments, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and recognized in earnings within the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of a derivative instrument is immediately recognized in earnings. For derivative instruments that do not qualify, or that qualify and are not designated, as hedging instruments, changes in fair value are immediately recognized in earnings.
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
Real Estate Investment Properties
The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their relative fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. From time to time the Company may purchase a property for future development purposes. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of below market lease intangibles is recorded as deferred income and accreted as additional revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and amortized as a reduction of revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair values of the intangibles are amortized over the lives of the customer relationships. The Company has never recorded a customer relationship intangible asset. Effective with the adoption of ASU 2017-01 in January 2017, acquisition-related transaction costs are generally capitalized to the basis of the acquired asset.
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment

Notes to Consolidated Financial Statements (Unaudited)

indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2017 and 2016.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $10.0 million and $9.5 million for the three months ended March 31, 2017 and 2016, respectively. Repairs and maintenance expense totaled $2.7 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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
Stock-based Employee Compensation, Stock Plan and Deferred Compensation Plan for Directors
The Company uses the fair value method to value and account for employee stock options. The fair value of options granted is determined at the time of each award using the Black-Scholes model, a widely used method for valuing stock-based employee compensation, and the following assumptions: (1) Expected Volatility determined using the most recent trading history of the Company’s common stock (month-end closing prices) corresponding to the average expected term of the options; (2) Average Expected Term of the options is based on prior exercise history, scheduled vesting and the expiration date; (3) Expected Dividend Yield determined by management after considering the Company’s current and historic dividend yield rates, the Company’s yield in relation to other retail REITs and the Company’s market yield at the grant date; and (4) a Risk-free Interest Rate based upon the market yields of US Treasury obligations with maturities corresponding to the average expected term of the options at the grant date. The Company amortizes the value of options granted ratably over the vesting period and includes the amounts as compensation expense in general and administrative expenses.
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing

Notes to Consolidated Financial Statements (Unaudited)

market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of March 31, 2017, the director's deferred fee accounts comprise 244,008 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.2% common interest as of March 31, 2017. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	As of or for the three months ended March 31,
(In thousands)	2017	2016
Weighted average common stock outstanding-Basic	21,745	21,306
Effect of dilutive options	147	31
Weighted average common stock outstanding-Diluted	21,892	21,337
Non-dilutive options	—	291
Years non-dilutive options were issued		2007 and 2015

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2014-09, “Revenue from Contracts with Customers” and subsequently issued several related ASUs (collectively
“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance and will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.
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

Notes to Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation" ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for several aspects of share-based payments including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The transition method varies based on the specific amendment. The adoption of ASU 2016-09 effective January 1, 2017, did not have a material impact on the Company's consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective prospectively for annual periods beginning after December 15, 2017, and interim periods within those years. Early application is permitted for transactions for which the acquisition date occurs before the effective date provided the transaction has not been reported in the financial statements. The Company adopted ASU 2017-01 effective January 1, 2017, the effect of which, for asset acquisitions, was (a) the capitalization of acquisition costs, instead of expense, and (b) recordation of acquired assets and assumed liabilities at relative fair value, instead of fair value.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the three months ended March 31, 2017.

3.	Real Estate Acquired and Sold
700 N. Glebe Road
In August 2016, the Company purchased for $7.2 million, including acquisition costs, 700 N. Glebe Road in Arlington, Virginia. The property is contiguous with three other properties owned by the Company.
Thruway Pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied bank building in
Winston Salem, North Carolina, and incurred acquisition costs of $60,400. The property is contiguous with and an expansion of the Company's Thruway asset.
Beacon Center
In November 2016, the Company purchased for $22.5 million the land underlying Beacon Center. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded in part by an $11.25 million increase to the existing mortgage collateralized by Beacon Center and in part by the revolving credit facility.
Southdale
In November 2016, the Company purchased for $15.0 million the land underlying Southdale. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded by the revolving credit facility.
Burtonsville Town Square
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square located in Burtonsville, Maryland.
Olney Shopping Center
In March 2017, the Company purchased for $3.0 million the land underlying Olney Shopping Center. The land was previously leased by the Company with an annual rent of approximately $56,000. The purchase price was funded by the revolving credit facility.

Notes to Consolidated Financial Statements (Unaudited)

Allocation of Purchase Price of Real Estate Acquired
The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their relative fair values or fair values. See Note 2. Summary of Significant Accounting Policies-Real Estate Investment Properties.
During 2016, the Company purchased two properties at a cost of $10.3 million and incurred acquisition costs of $60,400. Of the total purchase price, $9.4 million was allocated to land, $0.9 million was allocated to buildings, $0.1 million was allocated to in-place leases and ($0.1) million was allocated to below market rent.
During 2017, the Company purchased one property at a cost of $76.4 million, including acquisition costs. Of the total purchase price, $45.8 million was allocated to building, $28.4 million was allocated to land, $0.6 million was allocated to above-market leases, $2.2 million was allocated to in-place leases and $(0.6) million was allocated to below market rent.

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2017, the Saul Organization holds a 25.8% limited partnership interest in the Operating Partnership represented by approximately 7.5 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2017, approximately 685,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.8% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended March 31, 2017 and 2016, were approximately 29.3 million and 28.7 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $977.1 million at March 31, 2017, of which approximately $878.7 million was fixed-rate debt and approximately $98.4 million was variable rate debt, including
$84.0 million outstanding on the Company's unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.0 billion as of March 31, 2017.
At March 31, 2017, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On March 31, 2017, based on the value of the Company’s unencumbered properties, approximately $190.6 million was available under the line, $84.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of March 31, 2017, the margin was 145 basis points.
At March 31, 2017, the Company had a $71.6 million construction-to-permanent loan, with $71.0 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.
On January 18, 2017, the Company closed on a 15-year, non-recourse $40.0 million mortgage loan secured by Burtonsville Town Square. The loan matures in 2032, bears interest at a fixed rate of 3.39%, requires monthly principal and interest payments totaling $197,900 based on a 25-year amortization schedule and requires a final payment of $20.3 million at maturity.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.4 million outstanding at March 31, 2017) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2016, the principal amount of the Company’s outstanding debt totaled approximately $907.8 million, of which $844.3 million was fixed rate debt and $63.5 million was variable rate debt, including $49.0 million outstanding on the Company’s unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled $957.2 million as of December 31, 2016.
At March 31, 2017, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2017	$—		$20,710	$20,710
2018	125,865	(a)	27,451	153,316
2019	60,793		26,139	86,932
2020	61,163		23,470	84,633
2021	11,012		23,037	34,049
2022	36,503		23,387	59,890
Thereafter	436,691		100,843	537,534
Principal amount	$732,027		$245,037	977,064
Unamortized deferred debt costs				7,426
Net				$969,638
(a) Includes $84.0 million outstanding under the line of credit.
Interest expense and amortization of deferred debt costs for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Interest incurred	$12,288	$11,677
Amortization of deferred debt costs	345	332
Capitalized interest	(769)	(920)
	$11,864	$11,089

6.	Stockholders’ Equity and Noncontrolling Interests
The consolidated statements of operations for the three months ended March 31, 2017 and 2016, reflect noncontrolling interests of $3.7 million and $3.4 million, respectively, representing the Saul Organization’s share of net income for each period.
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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $94,400 and $89,900 for the three months ended March 31, 2017 and 2016, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2017 and 2016, the Company contributed $46,200 and $39,200, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.2 million and $2.1 million, at March 31, 2017 and December 31, 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2017 and 2016, which included rental expense for the Company’s headquarters lease, totaled approximately $1.9 million and $1.7 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of March 31, 2017 and December 31, 2016, accounts payable, accrued expenses and other liabilities included approximately $822,500 and $860,700, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company previously entered into a shared third-party predevelopment cost agreement with the B. F. Saul Real Estate Investment Trust (the "Trust"), a member of the Saul Organization, which related to the sharing of third-party predevelopment costs incurred in connection with the planning of the future redevelopment of certain adjacent real estate assets in the Twinbrook area of Rockville, Maryland. On December 8, 2016, the Company entered into a replacement agreement with the Trust which extended the expiration date to December 31, 2017 and provides for automatic twelve month renewals unless either party provides notice of termination. The costs will be shared on a pro rata basis based on the acreage owned by each entity and neither party is obligated to advance funds to the other.
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
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, was extended in 2012 for five years, further extended in 2017 for five years, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $188,100 and $203,500 for the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expense.

Notes to Consolidated Financial Statements (Unaudited)

The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $53,200 and $73,600 for the three months ended March 31, 2017 and 2016, respectively.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2017.

Notes to Consolidated Financial Statements (Unaudited)

	Directors
Grant date	4/27/2007	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	Subtotals
Total grant	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	325,000
Vested	30,000	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	325,000
Exercised	17,500	17,500	25,000	20,000	17,500	17,500	15,000	10,000	5,000	—	145,000
Forfeited	7,500	7,500	—	2,500	2,500	—	—	—	—	—	20,000
Exercisable at March 31, 2017	5,000	5,000	7,500	10,000	12,500	17,500	20,000	20,000	30,000	32,500	160,000
Remaining unexercised	5,000	5,000	7,500	10,000	12,500	17,500	20,000	20,000	30,000	32,500	160,000
Exercise price	$54.17	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74
Volatility	0.225	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166
Expected life (years)	8.0	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.39%	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%
Risk-free rate	4.65%	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%
Total value at grant date	$285,300	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$151,125	$2,269,700
Expensed in previous years	285,300	254,700	222,950	287,950	297,375	257,250	278,250	109,500	125,300	151,125	2,269,700
Expensed in 2017	—	—	—	—	—	—	—	—	—	—	—
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	4/27/2007	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	Subtotal			Grand Totals
Total grant	135,000	162,500	242,500	202,500	170,000	190,000	194,000	1,296,500			1,621,500
Vested	67,500	118,750	107,500	131,875	85,000	47,500	—	558,125			883,125
Exercised	67,500	93,540	91,830	68,750	31,250	6,250	—	359,120			504,120
Forfeited	67,500	43,750	135,000	30,625	1,250	1,875	—	280,000			300,000
Exercisable at March 31, 2017	—	25,210	15,670	63,125	53,750	41,250	—	199,005			359,005
Remaining unexercised	—	25,210	15,670	103,125	137,500	181,875	194,000	657,380			817,380
Exercise price	$54.17	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74
Volatility	0.233	0.330	0.315	0.304	0.306	0.298	0.185
Expected life (years)	6.5	8.0	8.0	8.0	7.0	7.0	7.0
Assumed yield	4.13%	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%
Risk-free rate	4.61%	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%
Gross value at grant date	$1,339,200	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$1,136,840	$9,696,415			$11,966,115
Estimated forfeitures	62,000	367,937	845,100	211,925	168,749	141,780	86,628	1,884,119			1,884,119
Expensed in previous years	1,277,200	998,688	672,950	1,031,134	787,392	601,180	175,032	5,543,576			7,813,276
Expensed in 2017	—	—	—	67,278	73,818	90,177	65,637	296,910			296,910
Future expense	—	—	—	90,963	319,841	751,463	809,543	1,971,810			1,971,810
Weighted average term of remaining future expense (in years)			2.2

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	833,630	$49.92	$13,913,891
Granted	—	—	—
Exercised	(16,250)	49.52	238,704
Expired/Forfeited	—	—
Outstanding at March 31	817,380	49.93	9,557,370
Exercisable at March 31	359,005	46.55	5,411,144
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 31, 2017, the closing share price of $61.62 was higher than the exercise price of all outstanding options. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.4 years and 6.4 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.10% and 4.25%, would be approximately $890.8 million and $851.3 million, respectively, compared to the principal balance of $878.7 million and $844.3 million at March 31, 2017 and December 31, 2016, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of March 31, 2017, the fair value of the interest-rate swap was approximately $1.8 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended March 31,
(In thousands)	2017	2016
Change in fair value:
Recognized in earnings	$—	$(7)
Recognized in other comprehensive income	277	(688)
	$277	$(695)

10.	Commitments and Contingencies
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
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2017 presentation.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended March 31, 2017
Real estate rental operations:
Revenue	$43,437	$15,016	$13	$58,466
Expenses	(8,699)	(4,886)	—	(13,585)
Income from real estate	34,738	10,130	13	44,881
Interest expense and amortization of deferred debt costs	—	—	(11,864)	(11,864)
General and administrative	—	—	(4,301)	(4,301)
Subtotal	34,738	10,130	(16,152)	28,716
Depreciation and amortization of deferred leasing costs	(7,394)	(3,948)	—	(11,342)
Net income (loss)	$27,344	$6,182	$(16,152)	$17,374
Capital investment	$82,343	$5,006	$—	$87,349
Total assets	$993,144	$417,102	$9,536	$1,419,782

Three months ended March 31, 2016
Real estate rental operations:
Revenue	$43,446	$13,467	$13	$56,926
Expenses	(10,154)	(4,207)	—	(14,361)
Income from real estate	33,292	9,260	13	42,565
Interest expense and amortization of deferred debt costs	—	—	(11,089)	(11,089)
General and administrative	—	—	(4,060)	(4,060)
Subtotal	33,292	9,260	(15,136)	27,416
Depreciation and amortization of deferred leasing costs	(7,868)	(3,167)	—	(11,035)
Change in fair value of derivatives	—	—	(7)	(7)
Net income (loss)	$25,424	$6,093	$(15,143)	$16,374
Capital investment	$2,113	$10,871	$—	$12,984
Total assets	$920,351	$363,993	$17,291	$1,301,635

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to March 31, 2017, and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2016. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

•	such other risks as described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2016.
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2017.
Overview
The Company’s principal business activity is the ownership, management and development of income-producing properties. The Company’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate investments.
The Company’s primary operating strategy is to focus on its community and neighborhood shopping center business and its transit-centric, primarily residential mixed-use properties to achieve both cash flow growth and capital appreciation. Management believes there is potential for long-term growth in cash flow as existing leases for space in the Shopping Centers and Mixed-Use properties expire and are renewed, or newly-available or vacant space is leased. The Company intends to renegotiate leases where possible and seek new tenants for available space in order to optimize the mix of uses to improve foot traffic through the Shopping Centers. As leases expire, management expects to revise rental rates, lease terms and conditions, relocate existing tenants, reconfigure tenant spaces and introduce new tenants with the goals of increasing occupancy, improving overall retail sales, and ultimately increasing cash flow as economic conditions improve. In those circumstances in which leases are not otherwise expiring, or in connection with renovations or relocations, management selectively attempts to increase cash flow through a variety of means, including recapturing leases with below market rents and re-leasing at market rates, as well as replacing financially troubled tenants. When possible, management also will seek to include scheduled increases in base rent, as well as percentage rental provisions, in its leases.
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for the Clarendon Center and Park Van Ness apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Three months ended March 31,
	2017	2016	2015	2014	2013
Base rent	$18.91	$18.71	$18.37	$17.96	$17.76
Effective rent	$17.12	$16.86	$16.74	$16.35	$15.78

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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of May 1, 2017, leases have been executed for 251 apartments (92.6%) and 230 apartments were occupied. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties, with approximately 23,700 square feet of retail space, on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. Combined, the properties total 2.8 acres. Effective August 1, 2016, these properties were vacant and removed from service. The Company previously received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. Plans and specifications are in process, interest, real estate taxes and other costs related to development are being capitalized and the assets were reclassified to construction in progress in the Consolidated Balance Sheets. The demolition of the existing structures was completed during the first quarter of 2017. Commencement of excavation, sheeting and shoring is expected to commence during the second quarter of 2017, pending the issuance of permits from Arlington County. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million.

Albertson's/Safeway, a tenant at eight of the Company's shopping centers, closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Food, for that space and Global Food commenced operations in March 2017. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands and received a $3.6 million termination fee which was recognized as revenue in the first quarter. The termination fee revenue will be partially offset by the loss of approximately $1.6 million of rental revenue over the course of 2017. The Company has executed a lease with Aldi Food Market for 20,000 square feet of this space which is expected to open in late 2017. We continue to actively market the balance of the former Safeway space.
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. It has expansion development potential of up to 18,000 square feet of additional retail space. The purchase was funded with a new $40.0 million mortgage loan and through the Company's revolving credit facility.

The Company's tenants were impacted by winter weather during the first quarter of 2016, as heavy snowfall in the Mid-Atlantic states during that period hindered the ability of customers to shop. The cost of removing snow from the Company's properties during the three months ended March 31, 2016, was approximately $2.3 million, while the mild first quarter of 2017 resulted in snow removal costs of only $0.6 million. Approximately 60% of these costs are billed to tenants.
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 95.5% at March 31, 2017, unchanged from March 31, 2016.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2017, amortizing fixed-rate debt with staggered maturities from 2018 to 2034 represented approximately 89.9% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of March 31, 2017, the Company’s variable-rate debt consisted of a $14.4 million bank term loan secured by Metro Pike Center and $84.0 million outstanding under the revolving credit facility. As of March 31, 2017, the Company has availability of approximately $190.6 million under its $275.0 million unsecured revolving line of credit.
Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and transit-centric, primarily residential mixed-use properties in the Washington, DC/Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area.
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
The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships, based on their relative fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. The fair value of above and below market intangibles associated with in-place leases is determined by assessing the net effective rent and remaining term of the in-place lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of below market lease intangibles is recorded as deferred income and accreted as additional lease revenue over the remaining contractual lease period and any renewal option periods included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and amortized as a reduction of revenue over the remaining contractual lease term. The fair value of at-market in-place leases is determined considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the projected cash flows of the property over its remaining useful life, on an undiscounted basis, are compared to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, an impairment loss is recognized equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected.
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
Revenue Recognition
Rental and interest income is accrued as earned. Recognition of rental income commences when control of the space has been given to the tenant. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period in which the expenses are incurred. Rental income based on a tenant’s revenue, known as percentage rent, is recognized when a tenant reports sales that exceed a breakpoint specified in the lease agreement.
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
The tables below provide reconciliations of total revenue and net income under GAAP to same property revenue and operating income for the indicated periods. The same property results include 49 Shopping Centers and five Mixed-Use properties for each period.
Same property revenue

(in thousands)	Three months ended March 31,
	2017	2016
Total revenue	$58,466	$56,926
Less: Interest income	(13)	(13)
Less: Acquisitions, dispositions and development properties	(2,702)	(483)
Total same property revenue	$55,751	$56,430
Shopping centers	$42,479	$43,194
Mixed-Use properties	13,272	13,236
Total same property revenue	$55,751	$56,430
The $0.7 million decrease in same property revenue for the 2017 quarter compared to the 2016 quarter was primarily due to (a) a decrease in expense recoveries, primarily due to lower snow removal costs, ($1.0 million) partially offset by (b) higher other income ($0.5 million).

Same property operating income

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$17,374	$16,374
Add: Interest expense and amortization of deferred debt costs	11,864	11,089
Add: Depreciation and amortization of deferred leasing costs	11,342	11,035
Add: General and administrative	4,301	4,060
Add: Change in fair value of derivatives	—	7
Less: Interest income	(13)	(13)
Property operating income	44,868	42,552
Less: Acquisitions, dispositions & development property	1,796	294
Total same property operating income	$43,072	$42,258
Shopping centers	$33,904	$33,075
Mixed-Use properties	9,168	9,183
Total same property operating income	$43,072	$42,258
Same property operating income increased $0.8 million for the 2017 quarter compared to the 2016 quarter due primarily to (a) lower property operating expenses, net of lower recovery revenues ($0.5 million) and (b) higher other income ($0.5 million) partially offset by (c) higher real estate taxes, net of higher recovery revenue, ($0.2 million).

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Revenue

	Three months ended March 31,		2016 to 2017 Change
(Dollars in thousands)	2017	2016	Amount	Percent
Base rent	$44,476	$42,607	$1,869	4.4%
Expense recoveries	8,594	9,558	(964)	(10.1)%
Percentage rent	382	363	19	5.2%
Other	5,014	4,398	616	14.0%
Total revenue	$58,466	$56,926	$1,540	2.7%
Base rent includes $20,800 and $548,000 for the three months ended March 31, 2017 and 2016, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $448,500 and $430,700, for the three months ended March 31, 2017 and 2016, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 2.7% in the three months ended March 31, 2017 (“2017 Quarter”) compared to the three months ended March 31, 2016 (“2016 Quarter”) primarily due to revenues generated by (a) Park Van Ness ($1.7 million) and (b) Burtonsville Town Square ($1.0 million) partially offset by (c) lower expense recoveries ($1.0 million).

Operating Expenses

	Three months ended March 31,		2016 to 2017 Change
(Dollars in thousands)	2017	2016	Amount	Percent
Property operating expenses	$6,652	$7,995	$(1,343)	(16.8)%
Provision for credit losses	343	432	(89)	(20.6)%
Real estate taxes	6,590	5,934	656	11.1%
Interest expense and amortization of deferred debt costs	11,864	11,089	775	7.0%
Depreciation and amortization of deferred leasing costs	11,342	11,035	307	2.8%
General and administrative	4,301	4,060	241	5.9%
Total operating expenses	$41,092	$40,545	$547	1.3%
Total operating expenses increased 1.3% in the 2017 Quarter compared to the 2016 Quarter.
Property Operating Expenses. Property operating expenses decreased 16.8% in the 2016 Quarter primarily due to (a) lower snow removal costs ($1.7 million) partially offset by (b) the operating costs of Park Van Ness ($0.4 million).
Provision for credit losses. The provision for credit losses for the 2017 Quarter represents 0.59% of the Company’s revenue, a decrease from 0.76% for the 2016 Quarter.
Real Estate taxes. Real estate taxes increased 11.1% in the 2017 Quarter primarily due to (a) Park Van Ness ($0.2 million), (b) 601 Pennsylvania Avenue ($0.1 million) and (c) Burtonsville Town Square ($0.1 million).
Interest expense and amortization of deferred debt costs. Interest expense increased 7.0% in the 2017 Quarter primarily due to (a) additional debt incurred in connection with the acquisition of Burtonsville Town Square ($0.4 million) and (b) lower capitalized interest ($0.2 million).
Depreciation and amortization of deferred leasing costs. Depreciation and amortization of deferred leasing costs increased 2.8% in the 2017 Quarter primarily due to (a) Park Van Ness ($0.7 million) and (b) Burtonsville Town Square ($0.3 million) partially offset by (c) lower asset disposals ($0.3 million) and (d) Glebe Road ($0.3 million).
General and administrative expense. General and administrative expense increased 5.9% in the 2017 Quarter primarily due to increased salary and benefit expense ($0.3 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $9.7 million and $15.4 million at March 31, 2017 and 2016, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$31,552	$31,321
Net cash used in investing activities	(87,349)	(13,808)
Net cash provided by (used in) financing activities	57,146	(12,164)
Increase in cash and cash equivalents	$1,349	$5,349
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental income, plus other income, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $73.5 million increase in cash used in investing activities is primarily due to higher acquisition expenditures ($79.5 million) partially offset by lower development expenditures ($6.3 million).

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2017 primarily reflects:

•	proceeds from notes payable totaling $40.0 million;

•	advances from the revolving credit facility totaling $39.0 million;

•	proceeds of $2.4 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP");

•	proceeds of $3.7 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $0.9 million from the Park Van Ness construction loan;
which was partially offset by:

•	repayment of notes payable totaling $6.6 million;

•	revolving credit facility principal payments of $4.0 million;

•	distributions to common stockholders totaling $11.1 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $3.8 million; and

•	distributions to preferred stockholders totaling $3.1 million.
Net cash used in financing activities for the three months ended March 31, 2016 primarily reflects:

•	revolving credit facility principal payments of $11.0 million;

•	repayment of notes payable totaling $6.0 million;

•	distributions to common stockholders totaling $9.1 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $3.1 million; and

•	distributions to preferred stockholders totaling $3.1 million;
which was partially offset by:

•	advances from the revolving credit facility totaling $6.0 million;

•	proceeds of $1.6 million from the issuance of limited partnership units in the Operating Partnership pursuant to our DRIP;

•	proceeds of $3.3 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $9.4 million from the Park Van Ness construction loan.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is in the early stages of the development of a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The cost of this project, which will be approximately $275.0 million, is expected to be funded through debt financing and working capital, including the Company's existing line of credit. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
As of March 31, 2017, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2017	$—		$20,710	$20,710
2018	125,865	(a)	27,451	153,316
2019	60,793		26,139	86,932
2020	61,163		23,470	84,633
2021	11,012		23,037	34,049
2022	36,503		23,387	59,890
Thereafter	436,691		100,843	537,534
Principal amount	$732,027		$245,037	977,064
Unamortized deferred debt expense				7,426
Net				$969,638
(a) Includes $84.0 million outstanding under the line of credit.

Management believes that the Company’s capital resources, which at March 31, 2017 included cash balances of approximately $9.7 million and borrowing availability of approximately $190.6 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 44,290 and 52,142 shares under the DRIP at a weighted average discounted price of $61.85 and $49.24 per share, during the three months ended March 31, 2017 and 2016, respectively. The Company issued 39,111 and 32,770 limited partnership units under the DRIP at a weighted average price of $62.15 and $49.24 per unit during the three months ended March 31, 2017 and 2016, respectively. The Company also credited 1,996 and 2,138 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $61.85 and $49.24 per share, during the three months ended March 31, 2017 and 2016, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2017.
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

The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of March 31, 2017, $84.0 million was outstanding, approximately $190.6 million was available under the line and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of March 31, 2017, the margin was 145 basis points.
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
As of March 31, 2017, the Company was in compliance with all such covenants.
At March 31, 2017, the Company had a $71.6 million construction-to-permanent loan, with $71.0 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.
On January 18, 2017, the Company closed on a 15-year, non-recourse $40.0 million mortgage loan secured by Burtonsville Town Square. The loan matures in 2032, bears interest at a fixed rate of 3.39%, requires monthly principal and interest payments totaling $197,900 based on a 25-year amortization schedule and requires a final payment of $20.3 million at maturity.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.4 million outstanding at March 31, 2017) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
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
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the three months ended March 31, 2017, totaled $25.6 million, an increase of 5.4% compared to the three months ended March 31, 2016.

The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Net income	$17,374	$16,374
Add:
Real estate depreciation and amortization	11,342	11,035
FFO	28,716	27,409
Subtract:
Preferred stock dividends	(3,094)	(3,094)
FFO available to common stockholders and noncontrolling interests	$25,622	$24,315
Weighted average shares:
Diluted weighted average common stock	21,892	21,337
Convertible limited partnership units	7,457	7,327
Average shares and units used to compute FFO per share	29,349	28,664
FFO per share available to common stockholders and noncontrolling interests	$0.87	$0.85

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
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2016 and the three months ended March 31, 2017.
Park Van Ness
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of May 1, 2017, leases have been executed for 251 apartments (92.6%) and 230 apartments were occupied. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
700, 726, 730, 750 N. Glebe Road
From 2014 through 2016, the Company purchased four adjacent properties for an aggregate $54.0 million located on N. Glebe Road in Arlington, Virginia. The properties comprise 2.8 acres of land. Effective August 1, 2016, the properties were vacant and removed from service. In 2016, the Company received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and 62,000 square feet of retail space. Plans and specifications are in process, interest, real estate taxes and other costs related to development are being capitalized and the assets were reclassified to construction in progress in the Consolidated Balance Sheets. The demolition of the existing structures was completed during the first quarter of 2017. Commencement of excavation, sheeting and shoring is expected to commence during the second quarter of 2017, pending the issuance of permits from Arlington County. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million.
Thruway Pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied 4,200 square foot bank building in Winston Salem, North Carolina, and incurred acquisition costs of $60,400. The property is contiguous with and an expansion of the Company's Thruway Shopping Center.
Ashbrook Marketplace
In August 2016, the Company entered into an agreement to acquire from B. F. Saul Real Estate Investment Trust (the “Trust”), for an initial purchase price of $8.8 million, approximately 14.3 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Loudoun County, Virginia. The land is zoned for up to 115,000 square feet of retail development. In order to allow the Company time to pre-lease and complete project plans and specifications, the parties have agreed to a closing date in early 2018, at which time the Company will exchange limited partnership units for the land. The number of limited partnership units to be exchanged will be based on the initial purchase price and the average share value (as defined in the agreement) of the Company’s common stock at the time of the exchange. The Company intends to construct a shopping center and, upon stabilization, may be obligated to issue additional limited partnership units to the Trust. Pre-leasing efforts and project engineering and architectural plans are in process.
Burtonsville Town Square
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. It has expansion development potential of up to 18,000 square feet of additional retail space. The purchase was funded with a new $40.0 million mortgage loan and through the Company's revolving credit facility. The mortgage bears interest at 3.39%, requires monthly principal and interest payments of $197,900 based upon a 25-year amortization schedule, and has a 15-year maturity.
Olney Shopping Center
In March 2017, the Company purchased for $3.0 million the land underlying Olney Shopping Center. The land was previously leased by the Company with an annual rent of approximately $56,000. The purchase price was funded by the revolving credit facility.
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2017	50	6	8,003,186	1,076,838	95.9%	93.0%
March 31, 2016	50	6	7,896,499	1,264,488	95.8%	91.8%

As of March 31, 2017, 95.6% of the Commercial portfolio was leased, compared to 95.2% at March 31, 2016. On a same property basis, 95.5% of the Commercial portfolio was leased, unchanged from March 31, 2016. As of March 31, 2017, the Clarendon Center apartments were 97.1% leased compared to 99.2% at March 31, 2016. As of March 31, 2017, the Park Van Ness apartments were 87.1% leased.
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

			Average Base Rent per Square Foot
Three months ended March 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2017	599,458	80	$15.18	$15.41
2016	194,800	46	19.04	18.99
Additional information about the 2017 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	29	51
Square feet	135,068	464,390
Per square foot average annualized:
Base rent	$16.43	$14.81
Tenant improvements	(1.17)	(0.04)
Leasing costs	(0.16)	(0.01)
Rent concessions	(0.06)	—
Effective rents	$15.04	$14.76

During the three months ended March 31, 2017, the Company entered into 112 new or renewed apartment leases. The average monthly rent per square foot for the 66 leases for units which were previously occupied decreased to $3.54 from $3.56. During the three months ended March 31, 2016, the Company entered into 37 new or renewed apartment leases. The average monthly rent per square foot for these leases increased to $3.61 from $3.42.
As of December 31, 2016, 952,517 square feet of Commercial space was subject to leases scheduled to expire in 2017. Of those leases, as of March 31, 2017, leases representing 583,335 square feet of Commercial space have not yet renewed and are scheduled to expire over the next nine months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	583,335
Average base rent per square foot	$17.39
Estimated market base rent per square foot	$17.42

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at March 31, 2017 was approximately $1.8 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2017, the Company had variable rate indebtedness totaling $98.4 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2017 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $984,000 based on those balances. As of March 31, 2017, the Company had fixed-rate indebtedness totaling $878.7 million with a weighted average interest rate of 5.39%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2017 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately
$44.8 million  less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
During the quarter ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2016 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the
January 31, 2017 dividend distribution acquired 22,749 shares of common stock at a price of $61.85 per share and
39,111 limited partnership units at a price of $62.15 per unit.

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

(c)
First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership and Amendment No. 1 thereto filed as Exhibit 10.3 to Registration Statement No. 33-64562 are hereby incorporated by reference. The Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the June 30, 2001 Quarterly Report of the Company is hereby incorporated by reference. The Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as filed as exhibit 10.(c) of the 2006 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership filed as Exhibit 10.(c) of the 2009 Annual Report of the Company on Form 10-K are hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Subsidiary II Limited Partnership as Exhibit 10.(c) of the September 30, 2016 Quarterly Report of the Company is hereby incorporated by reference.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: May 4, 2017	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: May 4, 2017	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: May 4, 2017	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)