Form 10-Q
period 2017-06-30
SAUL CENTERS INC
filed 2017-08-03
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of July 31, 2017: 21.8 million.

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

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate investments
Land	$454,041	$422,546
Buildings and equipment	1,266,394	1,214,697
Construction in progress	72,791	63,570
	1,793,226	1,700,813
Accumulated depreciation	(477,565)	(458,279)
	1,315,661	1,242,534
Cash and cash equivalents	12,395	8,322
Accounts receivable and accrued income, net	51,198	53,033
Deferred leasing costs, net	28,143	25,983
Prepaid expenses, net	1,724	5,057
Other assets	11,757	8,096
Total assets	$1,420,878	$1,343,025
Liabilities
Notes payable	$810,108	$783,400
Revolving credit facility payable	83,478	48,217
Construction loan payable	70,077	68,672
Dividends and distributions payable	18,081	17,953
Accounts payable, accrued expenses and other liabilities	25,052	20,838
Deferred income	29,621	30,696
Total liabilities	1,036,417	969,776
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 21,877,619 and 21,704,359 shares issued and outstanding, respectively	219	217
Additional paid-in capital	338,495	328,171
Accumulated deficit	(191,837)	(188,584)
Accumulated other comprehensive loss	(1,052)	(1,299)
Total Saul Centers, Inc. stockholders’ equity	325,825	318,505
Noncontrolling interest	58,636	54,744
Total stockholders’ equity	384,461	373,249
Total liabilities and stockholders’ equity	$1,420,878	$1,343,025
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Base rent	$45,575	$42,580	$90,051	$85,187
Expense recoveries	8,337	7,892	16,931	17,450
Percentage rent	519	596	901	959
Other	1,476	1,642	6,490	6,040
Total revenue	55,907	52,710	114,373	109,636
Operating expenses
Property operating expenses	6,473	6,060	13,125	14,055
Provision for credit losses	207	384	550	816
Real estate taxes	6,700	6,137	13,290	12,071
Interest expense and amortization of deferred debt costs	11,900	11,655	23,764	22,744
Depreciation and amortization of deferred leasing costs	11,691	10,817	23,033	21,852
General and administrative	4,514	4,407	8,815	8,467
Total operating expenses	41,485	39,460	82,577	80,005
Operating income	14,422	13,250	31,796	29,631
Change in fair value of derivatives	(1)	(3)	(1)	(10)
Net Income	14,421	13,247	31,795	29,621
Noncontrolling interests
Income attributable to noncontrolling interests	(2,911)	(2,620)	(6,581)	(6,046)
Net income attributable to Saul Centers, Inc.	11,510	10,627	25,214	23,575
Preferred stock dividends	(3,094)	(3,094)	(6,188)	(6,188)
Net income attributable to common stockholders	$8,416	$7,533	$19,026	$17,387
Per share net income attributable to common stockholders
Basic and diluted	$0.38	$0.35	$0.87	$0.81
Dividends declared per common share outstanding	$0.51	$0.47	$1.02	$0.94
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$14,421	$13,247	$31,795	$29,621
Other comprehensive income
Change in unrealized loss on cash flow hedge	55	(126)	332	(814)
Total comprehensive income	14,476	13,121	32,127	28,807
Comprehensive income attributable to noncontrolling interests	(2,925)	(2,587)	(6,666)	(5,836)
Total comprehensive income attributable to Saul Centers, Inc.	11,551	10,534	25,461	22,971
Preferred stock dividends	(3,094)	(3,094)	(6,188)	(6,188)
Total comprehensive income attributable to common stockholders	$8,457	$7,440	$19,273	$16,783
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2016	$180,000	$217	$328,171	$(188,584)	$(1,299)	$318,505	$54,744	$373,249
Issuance of common stock:
97,289 shares pursuant to dividend reinvestment plan	—	1	5,905	—	—	5,906	—	5,906
75,971 shares due to exercise of stock options and issuance of directors’ deferred stock	—	1	4,419	—	—	4,420	—	4,420
Issuance of 79,734 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	4,866	4,866
Net income	—	—	—	25,214	—	25,214	6,581	31,795
Change in unrealized loss on cash flow hedge	—	—	—	—	247	247	85	332
Series C preferred stock distributions	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Common stock distributions	—	—	—	(11,104)	—	(11,104)	(3,810)	(14,914)
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(3,094)	—	(3,094)	—	(3,094)
Distributions payable common stock ($0.51/share) and distributions payable partnership units ($0.51/unit)	—	—	—	(11,175)	—	(11,175)	(3,830)	(15,005)
Balance, June 30, 2017	$180,000	$219	$338,495	$(191,837)	$(1,052)	$325,825	$58,636	$384,461
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$31,795	$29,621
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	1	10
Depreciation and amortization of deferred leasing costs	23,033	21,852
Amortization of deferred debt costs	692	663
Non cash compensation costs of stock grants and options	1,013	950
Provision for credit losses	550	816
Decrease in accounts receivable and accrued income	1,889	1,752
Additions to deferred leasing costs	(2,821)	(2,443)
Decrease in prepaid expenses	3,333	2,771
Increase in other assets	(3,662)	(2,049)
Increase in accounts payable, accrued expenses and other liabilities	3,570	2,050
Decrease in deferred income	(1,693)	(2,451)
Net cash provided by operating activities	57,700	53,542
Cash flows from investing activities:
Acquisitions of real estate investments	(79,499)	—
Additions to real estate investments	(7,280)	(8,661)
Additions to development and redevelopment projects	(7,731)	(17,771)
Net cash used in investing activities	(94,510)	(26,432)
Cash flows from financing activities:
Proceeds from notes payable	40,000	—
Repayments on notes payable	(13,391)	(12,154)
Proceeds from revolving credit facility	47,000	11,000
Repayments on revolving credit facility	(12,000)	(27,000)
Proceeds from construction loan	1,358	17,772
Additions to deferred debt costs	(285)	—
Proceeds from the issuance of:
Common stock	9,313	12,822
Partnership units	4,866	3,378
Distributions to:
Series C preferred stockholders	(6,188)	(6,188)
Common stockholders	(22,191)	(19,172)
Noncontrolling interests	(7,599)	(6,590)
Net cash provided by (used in) financing activities	40,883	(26,132)
Net increase in cash and cash equivalents	4,073	978
Cash and cash equivalents, beginning of period	8,322	10,003
Cash and cash equivalents, end of period	$12,395	$10,981
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,917	$22,158
Increase (decrease) in accrued real estate investments and development costs	$975	$(4,696)

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
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
The following table lists the significant properties acquired, in development and disposed since December 31, 2015.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
700 N. Glebe Road	Arlington, VA	Development	2016
Burtonsville Town Square	Burtonsville, MD	Shopping Center	2017
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013-2016
750 N. Glebe Road	Arlington, VA	Mixed-Use	2017
Dispositions
Crosstown Business Center	Tulsa, Oklahoma	Mixed-Use	2016
As of June 30, 2017, the Company’s properties (the “Current Portfolio Properties”) consisted of 50 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of June 30, 2017, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Excluding the impact of a $3.6 million termination fee from Albertson's/Safeway, two tenants individually accounted for 2.5% or more of the Company’s total revenue for the six months ended June 30, 2017. Giant Food, a tenant at ten Shopping Centers and Capital One, a tenant at 20 properties, individually accounted for 4.6% and 2.8%, respectively, of the Company's total revenue for the six months ended June 30, 2017.

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
The Operating Partnership is a variable interest entity ("VIE") of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.3% of the net income of the Operating Partnership. Because the Operating Partnership was previously consolidated into the financial statements of the Company, classification of it as a VIE had no impact on the consolidated financial statements of the Company.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $0.4 million and $2.0 million at June 30, 2017 and December 31, 2016, respectively.
In addition to rents due currently, accounts receivable includes approximately $43.8 million and $43.1 million, at June 30, 2017 and December 31, 2016, respectively, net of allowance for doubtful accounts totaling $0.5 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of June 30, 2017, the Company had no assets designated as held-for-sale.

Notes to Consolidated Financial Statements (Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of June 30, 2017 and December 31, 2016, is composed of the following:

(in thousands)	June 30, 2017	December 31, 2016
Glebe Road	$66,735	$58,147
Other	6,056	5,423
Total	$72,791	$63,570
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $7.1 million and $7.5 million, net of accumulated amortization of $8.0 million and $7.3 million, at June 30, 2017 and December 31, 2016, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $28.1 million and $26.0 million, net of accumulated amortization of $33.1 million and $30.4 million, as of June 30, 2017 and December 31, 2016, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $2.8 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the six months ended June 30, 2017 and 2016.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $1.6 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $20.2 million and $18.9 million for the six months ended June 30, 2017 and 2016, respectively. Repairs and maintenance expense totaled $5.3 million and $6.6 million for the six months ended June 30, 2017 and 2016, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the

Notes to Consolidated Financial Statements (Unaudited)

benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. As of June 30, 2017, the director's deferred fee accounts comprise 179,864 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.3% common interest as of June 30, 2017. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(In thousands)	2017	2016	2017	2016
Weighted average common stock outstanding-Basic	21,846	21,443	21,796	21,374
Effect of dilutive options	81	73	114	52
Weighted average common stock outstanding-Diluted	21,927	21,516	21,910	21,426
Non-dilutive options	—	227	—	259
Years non-dilutive options were issued		2016		2007, 2015, and 2016

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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash”
(“ASU 2016-18”). ASU 2016-18 requires that the Statement of Cash Flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We are currently evaluating the impact ASU 2016-18 will have on our consolidated financial statements.
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
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the six months ended June 30, 2017.

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

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of June 30, 2017, the Saul Organization holds a 25.7% limited partnership interest in the Operating Partnership represented by approximately 7.5 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of June 30, 2017, approximately 920,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.7% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended June 30, 2017 and 2016, were approximately 29.4 million and 28.9 million, respectively, and for the six months ended June 30, 2017 and 2016, were approximately 29.4 million and 28.8 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $970.7 million at June 30, 2017, of which approximately $872.4 million was fixed-rate debt and approximately $98.3 million was variable rate debt, including
$84.0 million outstanding on the Company's unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $1.0 billion as of June 30, 2017.
At June 30, 2017, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On June 30, 2017, based on the value of the Company’s unencumbered properties, approximately $190.6 million was available under the line, $84.0 million was outstanding and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. As of June 30, 2017, the margin was 145 basis points.
At June 30, 2017, the Company had a $71.6 million construction-to-permanent loan, with $71.5 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.

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
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.3 million outstanding at June 30, 2017) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are all non-recourse.
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
At June 30, 2017, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2017	$—		$14,434	$14,434
2018	125,799	(a)	29,019	154,818
2019	60,793		27,773	88,566
2020	61,163		25,186	86,349
2021	11,012		24,840	35,852
2022	36,503		25,281	61,784
Thereafter	405,650		123,289	528,939
Principal amount	$700,920		$269,822	970,742
Unamortized deferred debt costs				7,079
Net				$963,663
(a) Includes $84.0 million outstanding under the line of credit.
Interest expense and amortization of deferred debt costs for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Interest incurred	$12,378	$11,660	$24,667	$23,337
Amortization of deferred debt costs	347	331	692	663
Capitalized interest	(825)	(336)	(1,595)	(1,256)
	$11,900	$11,655	$23,764	$22,744

6.	Stockholders’ Equity and Noncontrolling Interests
The consolidated statements of operations for the six months ended June 30, 2017 and 2016, reflect noncontrolling interests of $6.6 million and $6.0 million, respectively, representing the Saul Organization’s share of net income for each period.
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

Notes to Consolidated Financial Statements (Unaudited)

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $185,500 and $171,000 for the six months ended June 30, 2017 and 2016, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the six months ended June 30, 2017 and 2016, the Company contributed $94,400 and $78,400, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.2 million and $2.1 million, at June 30, 2017 and December 31, 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the six months ended June 30, 2017 and 2016, which included rental expense for the Company’s headquarters lease, totaled approximately $4.2 million and $3.7 million, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of June 30, 2017 and December 31, 2016, accounts payable, accrued expenses and other liabilities included approximately $803,600 and $860,700, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its

Notes to Consolidated Financial Statements (Unaudited)

headquarters location was $379,300 and $427,800 for the six months ended June 30, 2017 and 2016, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $85,700 and $166,200 for the six months ended June 30, 2017 and 2016, respectively.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2017.

Notes to Consolidated Financial Statements (Unaudited)

	Directors
Grant date	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	Subtotals
Total grant	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	322,500
Vested	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	322,500
Exercised	20,000	27,500	25,000	22,500	22,500	20,000	15,000	10,000	5,000	—	167,500
Forfeited	7,500	—	2,500	2,500	—	—	—	—	—	—	12,500
Exercisable at June 30, 2017	2,500	5,000	5,000	7,500	12,500	15,000	15,000	25,000	27,500	27,500	142,500
Remaining unexercised	2,500	5,000	5,000	7,500	12,500	15,000	15,000	25,000	27,500	27,500	142,500
Exercise price	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41
Volatility	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166	0.173
Expected life (years)	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%	3.45%
Risk-free rate	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%	1.89%
Total value at grant date	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$151,125	$165,550	$2,149,950
Expensed in previous years	254,700	222,950	287,950	297,375	257,250	278,250	109,500	125,300	151,125	—	1,984,400
Expensed in 2017	—	—	—	—	—	—	—	—	—	165,550	165,550
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	Subtotal			Grand Totals
Total grant	162,500	242,500	202,500	170,000	190,000	194,000	205,000	1,366,500			1,689,000
Vested	118,750	107,500	171,875	126,875	94,375	48,500	—	667,875			990,375
Exercised	96,100	91,830	76,750	31,875	6,875	—	—	303,430			470,930
Forfeited	43,750	135,000	30,625	1,875	3,125	1,875	—	216,250			228,750
Exercisable at June 30, 2017	22,650	15,670	95,125	95,000	87,500	48,500	—	364,445			506,945
Remaining unexercised	22,650	15,670	95,125	136,250	180,000	192,125	205,000	846,820			989,320
Exercise price	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41
Volatility	0.330	0.315	0.304	0.306	0.298	0.185	0.170
Expected life (years)	8.0	8.0	8.0	7.0	7.0	7.0	7.0
Assumed yield	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%	3.50%
Risk-free rate	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%	2.17%
Gross value at grant date	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$1,136,840	$1,324,300	$9,681,515			$11,831,465
Estimated forfeitures	367,937	845,100	211,925	168,749	141,780	86,628	91,642	1,913,761			1,913,761
Expensed in previous years	998,688	672,950	1,031,134	787,392	601,180	175,032	—	4,266,376			6,250,776
Expensed in 2017	—	—	158,241	147,636	180,354	131,274	51,360	668,865			834,415
Future expense	—	—	—	246,023	661,286	743,906	1,181,298	2,832,513			2,832,513
Weighted average term of remaining future expense (in years)		2.8

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	833,630	$49.92	$13,913,891
Granted	232,500	59.41	—
Exercised	(73,060)	46.63	1,121,042
Expired/Forfeited	(3,750)	53.73
Outstanding at June 30	989,320	52.38	5,874,639
Exercisable at June 30	506,945	48.69	4,749,306
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At June 30, 2017, the closing share price of $57.98 was lower than the exercise price of the 232,500 outstanding options granted in 2017 and, therefore, those options had no intrinsic value as of June 30, 2017. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.9 years and 6.9 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 3.75% and 4.25%, would be approximately $947.6 million and $897.2 million, respectively, compared to the principal balance of $872.4 million and $844.3 million at June 30, 2017 and December 31, 2016, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of June 30, 2017, the fair value of the interest-rate swap was approximately $1.7 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Change in fair value:
Recognized in earnings	$(1)	$(3)	$(1)	$(10)
Recognized in other comprehensive income	55	(126)	332	(814)
	$54	$(129)	$331	$(824)

Notes to Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies
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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended June 30, 2017
Real estate rental operations:
Revenue	$40,583	$15,314	$10	$55,907
Expenses	(8,378)	(5,002)	—	(13,380)
Income from real estate	32,205	10,312	10	42,527
Interest expense and amortization of deferred debt costs	—	—	(11,900)	(11,900)
General and administrative	—	—	(4,514)	(4,514)
Subtotal	32,205	10,312	(16,404)	26,113
Depreciation and amortization of deferred leasing costs	(7,798)	(3,893)	—	(11,691)
Change in fair value of derivatives	—	—	(1)	(1)
Net income (loss)	$24,407	$6,419	$(16,405)	$14,421
Capital investment	$1,942	$5,219	$—	$7,161
Total assets	$983,476	$425,298	$12,104	$1,420,878

Three months ended June 30, 2016
Real estate rental operations:
Revenue	$38,677	$14,021	$12	$52,710
Expenses	(8,035)	(4,546)	—	(12,581)
Income from real estate	30,642	9,475	12	40,129
Interest expense and amortization of deferred debt costs	—	—	(11,655)	(11,655)
General and administrative	—	—	(4,407)	(4,407)
Subtotal	30,642	9,475	(16,050)	24,067
Depreciation and amortization of deferred leasing costs	(7,174)	(3,643)	—	(10,817)
Change in fair value of derivatives	—	—	(3)	(3)
Net income (loss)	$23,468	$5,832	$(16,053)	$13,247
Capital investment	$4,291	$9,157	$—	$13,448
Total assets	$916,204	$367,089	$12,162	$1,295,455

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Six months ended June 30, 2017
Real estate rental operations:
Revenue	$84,020	$30,330	$23	$114,373
Expenses	(17,077)	(9,888)	—	(26,965)
Income from real estate	66,943	20,442	23	87,408
Interest expense and amortization of deferred debt costs	—	—	(23,764)	(23,764)
General and administrative	—	—	(8,815)	(8,815)
Subtotal	66,943	20,442	(32,556)	54,829
Depreciation and amortization of deferred leasing costs	(15,192)	(7,841)	—	(23,033)
Change in fair value of derivatives	—	—	(1)	(1)
Net income (loss)	$51,751	$12,601	$(32,557)	$31,795
Capital investment	$84,285	$10,225	$—	$94,510
Total assets	$983,476	$425,298	$12,104	$1,420,878

Six months ended June 30, 2016
Real estate rental operations:
Revenue	$82,123	$27,488	$25	$109,636
Expenses	(18,189)	(8,753)	—	(26,942)
Income from real estate	63,934	18,735	25	82,694
Interest expense and amortization of deferred debt costs	—	—	(22,744)	(22,744)
General and administrative	—	—	(8,467)	(8,467)
Subtotal	63,934	18,735	(31,186)	51,483
Depreciation and amortization of deferred leasing costs	(15,042)	(6,810)	—	(21,852)
Change in fair value of derivatives	—	—	(10)	(10)
Net income (loss)	$48,892	$11,925	$(31,196)	$29,621
Capital investment	$6,404	$20,028	$—	$26,432
Total assets	$916,204	$367,089	$12,162	$1,295,455

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to June 30, 2017, and prior to the date the financial statements are issued or are available to be issued, and determined there are no subsequent events required to be disclosed.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and six months ended June 30, 2017.
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

	Six months ended June 30,
	2017	2016	2015	2014	2013
Base rent	$19.21	$18.68	$18.38	$17.99	$17.67
Effective rent	$17.39	$16.87	$16.72	$16.38	$15.77

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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of June 30, 2017, 260 apartments (95.9%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties, with approximately 23,700 square feet of retail space, at 750 N. Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. Combined, the properties total 2.8 acres. Effective August 1, 2016, these properties were vacant and removed from service. The Company previously received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and approximately 62,000 square feet of retail space. The demolition of the existing structures was completed during the first quarter of 2017 and excavation, sheeting and shoring commenced during the second quarter of 2017. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company has received a commitment from a lender that has offered to make a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. The loan is expected to close before September 1, 2017, subject to customary loan closing conditions. During the second quarter of 2017, the Company executed a 41,500 square foot anchor-lease with Target and leases for an aggregate of 7,800 square feet of retail shop space, resulting in approximately 80% of the retail space being leased.
Albertson's/Safeway, a tenant at eight of the Company's shopping centers, closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Food, for that space, which commenced operations in March 2017. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands and received a $3.6 million termination fee which was recognized as revenue in the first quarter. The termination fee revenue will be partially offset by the loss of approximately $1.6 million of rental revenue over the course of 2017. The Company has executed a lease with Aldi Food Market for 20,000 square feet of this space which is under construction and expected to open in late 2017. We continue to actively market the balance of the former Safeway space.
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

During the three months ended June 30, 2017, the Company executed termination agreements with two significant tenants: Kmart at Kentlands Square II and No Excuse Workout at Great Eastern. Kmart intends to close its 104,000 square foot store at Kentlands on or before October 31, 2017 at which time the Company will gain possession, allowing the Company the opportunity to release or reposition the space. Annual revenue to the Company under the Kmart lease totaled approximately $1.3 million. The Company terminated its 113,000 square foot lease with No Excuse Workout as a result of the tenant's failure to pay a material portion of required rent for more than 18 months. The termination reduced the Company's overall leasing percentage by 1.2% as of June 30, 2017, however, it did not have an impact on operating income in 2017 compared to 2016 because the Company had fully reserved the unpaid tenant rents in both periods.
The Company's tenants were impacted by winter weather during the first quarter of 2016, as heavy snowfall in the Mid-Atlantic states during that period hindered the ability of customers to shop. The cost of removing snow from the Company's properties during the three months ended March 31, 2016, was approximately $2.3 million, while the mild first quarter of 2017 resulted in snow removal costs of only $0.6 million. Approximately 60% of these costs were billed to tenants.
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 94.2% at June 30, 2017, compared to 95.5% at June 30, 2016.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of June 30, 2017, amortizing fixed-rate debt with staggered maturities from 2018 to 2034 represented approximately 89.9% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of June 30, 2017, the Company’s variable-rate debt consisted of a $14.3 million bank term loan secured by Metro Pike Center and $84.0 million outstanding under the revolving credit facility. As of June 30, 2017, the Company has availability of approximately $190.6 million under its $275.0 million unsecured revolving line of credit.
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

Same property revenue

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total revenue	$55,907	$52,710	$114,373	$109,636
Less: Interest income	(10)	(12)	(23)	(25)
Less: Acquisitions, dispositions and development properties	(3,288)	(537)	(5,989)	(1,020)
Total same property revenue	$52,609	$52,161	$108,361	$108,591
Shopping Centers	$39,353	$38,495	$81,833	$81,690
Mixed-Use properties	13,256	13,666	26,528	26,901
Total same property revenue	$52,609	$52,161	$108,361	$108,591
The $0.4 million increase in same property revenue for the three months ended June 30, 2017 (the "2017 Quarter") compared to the three months ended June 30, 2016 (the "2016 Quarter"), was primarily due to (a) an increase in base rent ($0.5 million) and (b) an increase in expense recoveries ($0.3 million) partially offset by (c) lower parking income ($0.2 million) and (d) lower other revenue ($0.1 million).
The $0.2 million decrease in same property revenue for the six months ended June 30, 2017 (the "2017 Period"), compared to the six months ended June 30, 2016 (the "2016 Period"), was primarily due to (a) lower expense recoveries ($0.7 million) and (b) lower parking income ($0.1 million) partially offset by (c) higher base rent ($0.4 million) and (d) higher other revenue ($0.3 million).

Same property operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$14,421	$13,247	$31,795	$29,621
Add: Interest expense and amortization of deferred debt costs	11,900	11,655	23,764	22,744
Add: Depreciation and amortization of deferred leasing costs	11,691	10,817	23,033	21,852
Add: General and administrative	4,514	4,407	8,815	8,467
Add: Change in fair value of derivatives	1	3	1	10
Less: Interest income	(10)	(12)	(23)	(25)
Property operating income	42,517	40,117	87,385	82,669
Less: Acquisitions, dispositions & development property	2,382	7	4,178	301
Total same property operating income	$40,135	$40,110	$83,207	$82,368
Shopping Centers	$31,138	$30,509	$65,042	$63,584
Mixed-Use properties	8,997	9,601	18,165	18,784
Total same property operating income	$40,135	$40,110	$83,207	$82,368
Same property operating income is unchanged in the 2017 Quarter compared to the 2016 Quarter. Higher base rent ($0.5 million) and lower provision for credit losses ($0.2 million) were offset by higher property operating expenses, net of recoveries ($0.3 million), lower parking income ($0.2 million) and lower other revenue ($0.1 million).
The $0.8 million increase in same property operating income for the 2017 Period compared to the 2016 Period was primarily due to (a) an increase in base rent ($0.4 million) and (b) lower provision for credit losses ($0.3 million).

Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Revenue

	Three months ended June 30,		2016 to 2017 Change
(Dollars in thousands)	2017	2016	Amount	Percent
Base rent	$45,575	$42,580	$2,995	7.0%
Expense recoveries	8,337	7,892	445	5.6%
Percentage rent	519	596	(77)	(12.9)%
Other	1,476	1,642	(166)	(10.1)%
Total revenue	$55,907	$52,710	$3,197	6.1%
Base rent includes $650,300 and $326,400 for the 2017 Quarter and 2016 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $457,500 and $429,300, for the 2017 Quarter and 2016 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 6.1% in the 2017 Quarter compared to the 2016 Quarter primarily due to revenues generated by (a) Park Van Ness ($1.9 million) and (b) Burtonsville Town Square ($1.2 million).
Operating Expenses

	Three months ended June 30,		2016 to 2017 Change
(Dollars in thousands)	2017	2016	Amount	Percent
Property operating expenses	$6,473	$6,060	$413	6.8%
Provision for credit losses	207	384	(177)	(46.1)%
Real estate taxes	6,700	6,137	563	9.2%
Interest expense and amortization of deferred debt costs	11,900	11,655	245	2.1%
Depreciation and amortization of deferred leasing costs	11,691	10,817	874	8.1%
General and administrative	4,514	4,407	107	2.4%
Total operating expenses	$41,485	$39,460	$2,025	5.1%
Total operating expenses increased 5.1% in the 2017 Quarter compared to the 2016 Quarter.
Property Operating Expenses. Property operating expenses increased 6.8% in the 2016 Quarter primarily due to the operating costs of Park Van Ness ($0.2 million) and Burtonsville Town Square ($0.1 million).
Provision for credit losses. The provision for credit losses for the 2017 Quarter represents 0.37% of the Company’s revenue, a decrease from 0.73% for the 2016 Quarter.
Real Estate taxes. Real estate taxes increased 9.2% in the 2017 Quarter primarily due to (a) Park Van Ness ($0.2 million) and (b) Burtonsville Town Square ($0.1 million).
Interest expense and amortization of deferred debt costs. Interest expense increased 2.1% in the 2017 Quarter primarily due to (a) additional debt incurred in connection with the acquisition of Burtonsville Town Square ($0.6 million), (b) higher interest expense related to Park Van Ness ($0.2 million), partially offset by (c) higher capitalized interest ($0.5 million).
Depreciation and amortization of deferred leasing costs. Depreciation and amortization of deferred leasing costs increased 8.1% in the 2017 Quarter primarily due to (a) Park Van Ness ($0.3 million) and (b) Burtonsville Town Square ($0.6 million).
General and administrative expense. General and administrative expense increased 2.4% in the 2017 Quarter primarily due to increased stock option expense ($0.1 million).

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Revenue

	Six Months Ended June 30,		2016 to 2017 Change
(Dollars in thousands)	2017	2016	Amount	Percent
Base rent	$90,051	$85,187	$4,864	5.7%
Expense recoveries	16,931	17,450	(519)	(3.0)%
Percentage rent	901	959	(58)	(6.0)%
Other	6,490	6,040	450	7.5%
Total revenue	$114,373	$109,636	$4,737	4.3%
Base rent includes $0.7 million and $0.9 million for the 2017 Period and the 2016 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.9 million and $0.9 million for the 2017 Period and the 2016 Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue increased 4.3% in the 2017 Period compared to the 2016 Period.
Base Rent. The $4.9 million increase in base rent in the 2017 Period compared to 2016 Period is primarily attributable to (a) a $0.53 per square foot increase in commercial base rent ($2.3 million) and (b) residential base rent ($3.1 million) partially offset by (c) a 47,365 square foot decrease in commercial leased space ($0.4 million).
Expense Recoveries. Expense recoveries decreased 3.0% in the 2017 Period primarily due to lower property operating expenses.
Other revenue. Other revenue increased $0.5 million in the 2017 Period compared to the 2016 Period due to higher lease termination fees.
Operating Expenses

	Six Months Ended June 30,		2016 to 2017 Change
(Dollars in thousands)	2017	2016	Amount	Percent
Property operating expenses	$13,125	$14,055	$(930)	(6.6)%
Provision for credit losses	550	816	(266)	(32.6)%
Real estate taxes	13,290	12,071	1,219	10.1%
Interest expense and amortization of deferred debt costs	23,764	22,744	1,020	4.5%
Depreciation and amortization of deferred leasing costs	23,033	21,852	1,181	5.4%
General and administrative	8,815	8,467	348	4.1%
Total operating expenses	$82,577	$80,005	$2,572	3.2%
Total operating expenses increased 3.2% in the 2017 Period compared to the 2016 Period.
Property Operating Expenses. Property operating expenses decreased 6.6% in the 2017 Period primarily due to (a) lower snow removal costs ($1.7 million) partially offset by (b) the operation of Park Van Ness ($0.6 million).
Provision for credit losses. The provision for credit losses for the 2017 Period represents 0.48% of the Company’s revenue, a decrease from 0.74% for the 2016 Period.
Real Estate Taxes. Real estate taxes increased 10.1% in the 2017 Period primarily due to (a) Park Van Ness ($0.5 million), (b) 601 Pennsylvania Avenue ($0.2 million) and (c) increased assessed values of several properties.

Interest and amortization of deferred debt costs. Interest and amortization of deferred debt costs increased 4.5% to $23.8 million in the 2017 Period primarily due to Burtonsville Town Square ($1.0 million).
Depreciation and amortization of deferred leasing costs. The increase in depreciation and amortization to $23.0 million in the 2017 Period from $21.9 million in the 2016 Period was due primarily to (a) Park Van Ness ($1.0 million) and (b) Burtonsville Town Square ($0.8 million) partially offset by (c) lower asset disposals ($0.3 million), (d) lower depreciation expense related to Glebe Road ($0.2 million) and (e) lower amortization of deferred leasing costs ($0.2 million).
General and administrative expense. The 4.1% increase in general and administrative expense was primarily due to
(a) increased salary and benefit expense ($0.5 million) and (b) increased stock option expense ($0.1 million).

Liquidity and Capital Resources
Cash and cash equivalents totaled $12.4 million and $11.0 million at June 30, 2017 and 2016, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$57,700	$53,542
Net cash used in investing activities	(94,510)	(26,432)
Net cash provided by (used in) financing activities	40,883	(26,132)
Increase in cash and cash equivalents	$4,073	$978
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $68.1 million increase in cash used in investing activities is primarily due to higher acquisition expenditures ($79.5 million) partially offset by lower development expenditures ($10.0 million).
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2017 primarily reflects:

•	proceeds from notes payable totaling $40.0 million;

•	advances from the revolving credit facility totaling $47.0 million;

•	proceeds of $4.9 million from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP");

•	proceeds of $9.3 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $1.4 million from the Park Van Ness construction loan;
which was partially offset by:

•	repayment of notes payable totaling $13.4 million;

•	revolving credit facility principal payments of $12.0 million;

•	distributions to common stockholders totaling $22.2 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $7.6 million; and

•	distributions to preferred stockholders totaling $6.2 million.
Net cash used in financing activities for the six months ended June 30, 2016 primarily reflects:

•	revolving credit facility principal payments of $27.0 million;

•	repayment of notes payable totaling $12.2 million;

•	distributions to common stockholders totaling $19.2 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $6.6 million; and

•	distributions to preferred stockholders totaling $6.2 million;
which was partially offset by:

•	advances from the revolving credit facility totaling $11.0 million;

•	proceeds of $3.4 million from the issuance of limited partnership units in the Operating Partnership pursuant to our DRIP;

•	proceeds of $12.8 million from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options; and

•	advances of $17.8 million from the Park Van Ness construction loan.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. The Company anticipates that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is in the early stages of the development of a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia, the cost of which will be approximately $275.0 million. The Company has received a commitment from a lender that has offered to make a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. The loan is expected to close before September 1, 2017, subject to customary loan closing conditions. The remaining costs are expected to be funded through working capital, including the Company's existing line of credit. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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

As of June 30, 2017, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
July 1 through December 31, 2017	$—		$14,434	$14,434
2018	125,799	(a)	29,019	154,818
2019	60,793		27,773	88,566
2020	61,163		25,186	86,349
2021	11,012		24,840	35,852
2022	36,503		25,281	61,784
Thereafter	405,650		123,289	528,939
Principal amount	$700,920		$269,822	970,742
Unamortized deferred debt expense				7,079
Net				$963,663
(a) Includes $84.0 million outstanding under the line of credit.

Management believes that the Company’s capital resources, which at June 30, 2017 included cash balances of approximately $12.4 million and borrowing availability of approximately $190.6 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
In December 1995, the Company established a DRIP to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 93,205 and 98,874 shares under the DRIP at a weighted average discounted price of $60.71 and $50.35 per share, during the six months ended June 30, 2017 and 2016, respectively. The Company issued 79,734 and 66,970 limited partnership units under the DRIP at a weighted average price of $61.03 and $50.44 per unit during the six months ended June 30, 2017 and 2016, respectively. The Company also credited 4,084 and 4,260 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $60.74 and $50.41 per share, during the six months ended June 30, 2017 and 2016, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of June 30, 2017.
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
The Company maintains an unsecured revolving credit facility which was amended and restated in June 2014. The facility provides working capital and funds for acquisitions, certain developments, redevelopments and letters of credit, expires on June 23, 2018, and provides for an additional one-year extension at the Company’s option, subject to the Company’s satisfaction of certain conditions. As of June 30, 2017, $84.0 million was outstanding, approximately $190.6 million was available under the line and approximately $448,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio, and which can range from 145 basis points to 200 basis points. Based on the leverage ratio as of June 30, 2017, the margin was 145 basis points.
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
As of June 30, 2017, the Company was in compliance with all such covenants.
At June 30, 2017, the Company had a $71.6 million construction-to-permanent loan, with $71.5 million outstanding, which is secured by and used to partially finance the construction of Park Van Ness.
On January 18, 2017, the Company closed on a 15-year, non-recourse $40.0 million mortgage loan secured by Burtonsville Town Square. The loan matures in 2032, bears interest at a fixed rate of 3.39%, requires monthly principal and interest payments totaling $197,900 based on a 25-year amortization schedule and requires a final payment of $20.3 million at maturity.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.3 million outstanding at June 30, 2017) and (b) the $71.6 million Park Van Ness construction-to-permanent loan, which guarantee will be reduced and eventually eliminated subject to the achievement of certain leasing and cash flow levels. The fixed-rate notes payable are non-recourse.
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
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the six months ended June 30, 2017, totaled $48.6 million, an increase of 7.4% compared to the six months ended June 30, 2016.

The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income	$14,421	$13,247	$31,795	$29,621
Add:
Real estate depreciation and amortization	11,691	10,817	23,033	21,852
FFO	26,112	24,064	54,828	51,473
Subtract:
Preferred stock dividends	(3,094)	(3,094)	(6,188)	(6,188)
FFO available to common stockholders and noncontrolling interests	$23,018	$20,970	$48,640	$45,285
Weighted average shares:
Diluted weighted average common stock	21,927	21,516	21,910	21,426
Convertible limited partnership units	7,497	7,361	7,476	7,345
Average shares and units used to compute FFO per share	29,424	28,877	29,386	28,771
FFO per share available to common stockholders and noncontrolling interests	$0.78	$0.73	$1.66	$1.57

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
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2016 and the six months ended June 30, 2017.
Park Van Ness
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of June 30, 2017, 260 apartments (95.9%) were leased. The total cost of the project, excluding predevelopment expense and land (which the Company has owned), was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
750 N. Glebe Road
From 2014 through 2016, the Company purchased four adjacent properties for an aggregate $54.0 million located on N. Glebe Road in Arlington, Virginia. The properties comprise 2.8 acres of land. Effective August 1, 2016, the properties were vacant and removed from service. In 2016, the Company received zoning and site plan approval from Arlington County, Virginia for the development of approximately 490 residential units and approximately 62,000 square feet of retail space. The demolition of the existing structures was completed during the first quarter of 2017 and excavation, sheeting and shoring commenced during the second quarter of 2017. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company has received a commitment from a lender that has offered to make a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. The loan is expected to close before September 1, 2017, subject to customary loan closing conditions. During the second quarter of 2017, the Company executed a 41,500 square foot anchor-lease with Target and leases for an aggregate of 7,800 square feet of retail shop space, resulting in approximately 80% of the retail space being leased.
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
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
June 30, 2017	50	6	8,003,023	1,076,838	94.4%	93.4%
June 30, 2016	50	7	7,902,983	1,273,335	95.6%	90.6%

As of June 30, 2017, 94.3% of the Commercial portfolio was leased, compared to 94.9% at June 30, 2016. On a same property basis, 94.2% of the Commercial portfolio was leased, compared to 95.5% at June 30, 2016. As of June 30, 2017, the Clarendon Center apartments were 97.5% leased compared to 97.1% at June 30, 2016. As of June 30, 2017, the Park Van Ness apartments were 95.9% leased.
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

			Average Base Rent per Square Foot
Three months ended June 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2017	175,675	68	$24.31	$24.69
2016	306,850	63	16.05	17.59
Additional information about the 2017 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	24	44
Square feet	55,251	120,424
Per square foot average annualized:
Base rent	$29.03	$22.15
Tenant improvements	(1.51)	(0.07)
Leasing costs	(0.31)	—
Rent concessions	(0.84)	(0.01)
Effective rents	$26.37	$22.07

During the three months ended June 30, 2017, the Company entered into 135 new or renewed apartment leases. The average monthly rent per square foot for the 111 leases for units which were previously occupied increased to $3.52 from $3.51. During the three months ended June 30, 2016, the Company entered into 171 new or renewed apartment leases. The average monthly rent per square foot for the 77 leases for units which were previously occupied increased to $3.59 from $3.43.
As of December 31, 2016, 952,517 square feet of Commercial space was subject to leases scheduled to expire in 2017. Of those leases, as of June 30, 2017, leases representing 410,695 square feet of Commercial space have not yet renewed and are scheduled to expire over the next six months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	410,695
Average base rent per square foot	$16.07
Estimated market base rent per square foot	$16.15

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at June 30, 2017 was approximately $1.7 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of June 30, 2017, the Company had variable rate indebtedness totaling $98.3 million. If the interest rates on the Company’s variable rate debt instruments outstanding at June 30, 2017 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $983,100 based on those balances. As of June 30, 2017, the Company had fixed-rate indebtedness totaling $872.4 million with a weighted average interest rate of 5.38%. If interest rates on the Company’s fixed-rate debt instruments at June 30, 2017 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately
$45.7 million  less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
During the quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
April 28, 2017 dividend distribution acquired 23,607 shares of common stock at a price of $59.67 per share and
40,623 limited partnership units at a price of $59.96 per unit.

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

(b)
Second Amended and Restated Bylaws of Saul Centers, Inc. as in effect as of June 22, 2017 and filed as Exhibit 3.(b) of the Company's Current Report on Form 8-K dated June 28, 2017, are hereby incorporated by reference.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: August 3, 2017	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: August 3, 2017	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: August 3, 2017	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)