Form 10-K
period 2017-12-31
SAUL CENTERS INC
filed 2018-02-27
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number 1-12254

SAUL CENTERS, INC. (Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7501 Wisconsin Avenue, Suite 1500E, Bethesda, Maryland 20814-6522
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (301) 986-6200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	New York Stock Exchange
Depositary Shares each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock, Par Value $0.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of February 20, 2018 was 22.0 million.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2017 was $714.6 million.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2015.

Name of Property	Location	Type	Square Footage	Year of Acquisition/ Development/ Disposal
Acquisitions
726 N. Glebe Road*	Arlington, Virginia	Shopping Center	4,800	September 2015
700 N. Glebe Road	Arlington, Virginia	Development	N/A	August 2016
Burtonsville Town Square	Burtonsville, Maryland	Shopping Center	121,000	January 2017
Developments
Park Van Ness	Washington, DC	Mixed-Use		2013-2016
750 N. Glebe Road	Arlington, Virginia	Mixed-Use		2017
Dispositions
Crosstown Business Center	Tulsa, Oklahoma	Mixed-Use	197,100	December 2016
Great Eastern	District Heights, Maryland	Shopping Center	255,400	September 2017
*As of August 2016, this property was removed from operations and reclassified to development.
As of December 31, 2017, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties. Shopping Centers and Mixed-Use Properties represent reportable business segments for financial reporting purposes. Revenue, net income, total assets and other financial information of each reportable segment are described in Note 15 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Organizational Structure
The Company conducts its business through the Operating Partnership and/or directly or indirectly owned subsidiaries. The following diagram depicts the Company’s organizational structure and beneficial ownership of the common and preferred stock of Saul Centers calculated pursuant to Rule 13d-3 of the Exchange Act as of December 31, 2017.

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

Management of the Current Portfolio Properties
The Operating Partnership manages the Current Portfolio Properties and will manage any subsequently acquired or developed properties. The management of the properties includes performing property management, leasing, design, renovation, development and accounting duties for each property. The Operating Partnership provides each property with a fully integrated property management capability, with approximately 65 full-time equivalent employees at its headquarters office and 45 employees at its properties and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners’ communities. The Company currently does not, and does not intend to, retain third party managers or provide management services to third parties.
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
Principal Offices
The principal offices of the Company are located at 7501 Wisconsin Avenue, Suite 1500E, Bethesda, Maryland 20814-6522, and the Company’s telephone number is (301) 986-6200. The Company’s internet web address is www.saulcenters.com. Information contained on the Company’s website is not part of this report. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s website: www.sec.gov.
Policies with Respect to Certain Activities
The following is a discussion of the Company’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been determined by the Board of Directors and, in general, may be amended or revised from time to time by the Board of Directors without a vote of the Company’s stockholders.
Operating Strategy
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
The Company will also seek growth opportunities in its Washington, D.C. metropolitan area Mixed-Use portfolio, primarily through development and redevelopment. The Company is developing approximately 490 residential units with approximately 62,000 square feet of street-level retail space at 750 N. Glebe Road in Arlington, Virginia, which is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company closed on a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. Management also intends to negotiate lease renewals or to re-lease available space in the Mixed-Use Properties, while considering the strategic balance of optimizing short-term cash flow and long-term asset value.
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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2017, 260 apartments (95.9%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
In January 2016, the Company terminated a 16,500 square foot lease at 11503 Rockville Pike and received a $3.0 million lease termination fee which was recognized as revenue in the first quarter. The space was previously occupied by an office supply store that had vacated in mid-2014 and the lease was scheduled to expire in 2019. The termination fee revenue was partially offset by the loss of approximately $1.1 million in rental revenue over the remainder of 2016. The Company executed leases with two replacement tenants whose occupancy and rent commencement occurred in 2017. While the Company continues to plan for a mixed-use development at this site and its neighboring Metro Pike Center, the initial phases of this development are expected to be on the west side of Rockville Pike at Metro Pike Center. The Company has not committed to any timetable for commencement of construction.

From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Excavation, sheeting and shoring are substantially complete and construction is proceeding on the first three levels of the below grade parking structure. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. In 2017, the Company closed on a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.

Albertson's/Safeway, a tenant at nine of the Company's shopping centers, closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Foods, for that space and Global Foods commenced operations in March 2017. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands and received a $3.6 million termination fee which was recognized as revenue in the first quarter. The termination fee revenue was partially offset by the loss of approximately $1.6 million of rental revenue over the course of 2017. The Company has executed a lease with Aldi Food Market for 20,000 square feet of this space which opened in November 2017. We continue to actively market the balance of the former Safeway space.
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The Company expects to begin construction on a 16,000 square foot small shop expansion in the Spring of 2018, with delivery projected in late 2018. The total development cost is expected to be approximately $5.7 million. Lease negotiations are in progress for over 50% of the space.
During the three months ended June 30, 2017, the Company executed termination agreements with two significant tenants: Kmart at Kentlands Square II and No Excuse Workout at Great Eastern. Kmart closed its 104,000 square foot store at Kentlands in September 2017, and the Company gained possession on October 31, 2017. Lease negotiations are in progress for the space. As a result of the termination, the mortgage loan agreement requires that Saul Centers guarantee approximately $9.2 million of that loan effective October 31, 2017 (the termination date), which will be reduced upon satisfaction of conditions stated in the loan documents. Annual revenue to the Company under the Kmart lease totaled approximately $1.3 million. The Company terminated its 113,000 square foot lease with No Excuse Workout as a result of the tenant's failure to pay a material portion of required rent for more than 18 months. The Company sold Great Eastern in September 2017.
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
Although it is management’s present intention to concentrate future acquisition and development activities on community and neighborhood shopping centers and transit-centric, primarily residential mixed-use properties in the Washington, D.C./Baltimore metropolitan area and the southeastern region of the United States, the Company may, in the future, also acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, it does not set any limit on the amount or percentage of assets that may be invested in any one property or any one geographic area.
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
Capital Policies
The Company has established a debt capitalization policy relative to asset value, which is computed by reference to the aggregate annualized cash flow from the properties in the Company’s portfolio rather than relative to book value. The Company has used a measure tied to cash flow because it believes that the book value of its portfolio properties, which is the depreciated historical cost of the properties, does not accurately reflect the Company’s ability to incur indebtedness. Asset value, however, is somewhat more variable than book value, and may not at all times reflect the fair market value of the underlying properties. As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value is below 50% as of December 31, 2017.
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
Employees
As of February 27, 2018, the Company had approximately 65 full-time equivalent employees at its headquarters office, including seven leasing agents, and 45 employees at its properties. None of the Company’s employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.
Recent Developments
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  Commercial leasing percentages, on a comparable property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, declined to 94.2% at December 31, 2017, from 95.5% at December 31, 2016.
On January 23, 2018, Saul Centers sold, in an underwritten public offering, 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock, providing net cash proceeds of approximately $72.6 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accumulated dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. The proceeds from the offering were used to partially redeem the Company’s 6.875% Series C Cumulative Redeemable Preferred Stock and related depositary shares.
The Operating Partnership entered into a Credit Agreement dated January 26, 2018, by and among the Operating Partnership, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Capital One,

National Association, as Syndication Agent, Wells Fargo Securities, LLC and Capital One, National Association, as Joint Lead Arrangers, Wells Fargo Securities, LLC, as Sole Bookrunner and Wells Fargo Bank, National Association, Capital One, N.A., U.S. Bank National Association, TD Bank, N.A., Regions Bank and Associated Bank, National Association, as Lenders (the “New Credit Agreement”).
The New Credit Agreement replaces the Credit Agreement dated June 24, 2014, by and among the Operating Partnership, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders (as amended, the “Original Agreement”). The Original Agreement consisted of a $275,000,000 unsecured revolving credit facility (the “Original Facility”) with a maturity date of June 23, 2018 and bore interest at a variable rate equal to one-month LIBOR plus a spread of 145 basis points to 200 basis points, as determined by certain leverage tests. As of the date the Original Facility was replaced, the applicable spread was 1.45%.
The New Credit Agreement consists of a $400,000,000 credit facility (the “New Facility”), of which $325,000,000 is a revolving credit facility (the “Revolving Line”) and $75,000,000 is a term loan (the “Term Loan”). The Revolving Line matures on January 26, 2022, which term may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on January 26, 2023, and may not be extended.
In general, loan availability under the New Facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the Revolving Line, and 130 basis points to 190 basis points under the Term Loan, each as determined by certain leverage tests. As of January 26, 2018, the applicable spread for borrowings is 135 basis points under the Revolving Line and 130 basis points under the Term Loan.
The Company and certain subsidiaries of the Operating Partnership and the Company have guaranteed the payment obligations of the Partnership under the New Facility.
The Company had access to debt at attractive terms and pricing during 2015, 2016 and 2017. The Company maintains a ratio of total debt to total asset value of under 50%, which allows it to obtain additional secured borrowings if necessary. As of December 31, 2017, amortizing fixed-rate mortgage debt with staggered maturities from 2019 to 2035, represented approximately 92.2% of the Company’s notes payable, thus minimizing refinancing risk. The floating-rate debt of the Company is comprised of a $14.1 million loan secured by Metro Pike Center, which was repaid in full in January 2018, and $61.0 million outstanding under the Company's revolving credit facility.
Acquisition and Development Activity
A significant contributor to the Company’s recent growth in its Shopping Center portfolio has been its land acquisitions and subsequent development, redevelopment of existing Shopping Centers and operating property acquisition activities. Redevelopment activities reposition the Company’s Shopping Centers to be competitive in the current retailing environment. These redevelopments typically include an update of the facade, site improvements and reconfiguring tenant spaces to accommodate tenant size requirements and merchandising evolution. During the period January 1, 2015 through December 31, 2017, the Company acquired seven significant real estate assets. Below is a discussion of significant activities.
2017 / 2016 / 2015 Acquisitions, Developments and Redevelopments
700, 726, 730, 750 North Glebe Road
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Excavation, sheeting and shoring are substantially complete and construction is proceeding on the first three levels of the below grade parking structure. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. In 2017, the Company closed on a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.
Park Van Ness
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2017, 260 apartments (95.9%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
Thruway Pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied 4,200 square foot bank building in Winston Salem, North Carolina, and incurred acquisition costs of $60,400. The property is contiguous with and an expansion of the Company's Thruway Shopping Center.
Ashbrook Marketplace
In August 2016, the Company entered into an agreement to acquire from B. F. Saul Real Estate Investment Trust (the “Trust”), for an initial purchase price of $8.8 million, approximately 14.3 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Loudoun County, Virginia. The land is zoned for up to 115,000 square feet of retail development. In order to allow the Company time to pre-lease and complete project plans and specifications, the parties have agreed to a closing date in the second quarter of 2018, at which time the Company will exchange limited partnership units for the land. The number of limited partnership units to be exchanged will be based on the initial purchase price and the average share value (as defined in the agreement) of the Company’s common stock at the time of the exchange. The Company intends to construct a shopping center and, upon stabilization, may be obligated to issue additional limited partnership units to the Trust.
Beacon Center
In the fourth quarter of 2016, the Company purchased for $22.7 million, including acquisition costs, the land underlying Beacon Center. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded in part by an $11.25 million increase to the existing mortgage collateralized by Beacon Center and in part by the Company’s revolving credit facility.
Southdale
In the fourth quarter of 2016, the Company purchased for $15.3 million, including acquisition costs, the land underlying Southdale. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded by the Company’s revolving credit facility.
Burtonsville Town Square
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The mortgage bears interest at 3.39%, requires monthly principal and interest payments of $197,900 based upon a 25-year amortization schedule, and has a 15-year maturity. The Company expects to begin construction on a 16,000 square foot small shop expansion in the Spring of 2018, with delivery projected in late 2018. The total development cost is expected to be approximately $5.7 million. Lease negotiations are in progress for over 50% of the space.
Olney Shopping Center
In March 2017, the Company purchased for $3.1 million, including acquisition costs, the land underlying Olney Shopping Center. The land was previously leased by the Company with an annual rent of approximately $56,000. The purchase price was funded by the revolving credit facility.
7316 Wisconsin Avenue
On January 12, 2018, the Company entered into an agreement to purchase for $35.5 million, plus approximately $0.7 million of acquisition costs, a 69,600 square foot office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Montgomery County, Maryland and has an earnest money deposit of $3.5 million at risk. The property has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the recently approved Bethesda Downtown Plan. The purchase price will be funded through the Company's revolving credit facility. The Company anticipates closing the acquisition on or before January 12, 2019.

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic conditions. A prolonged deterioration of economic and other market conditions, could adversely affect our business, financial condition, results of operations or real estate values, as well as the financial condition of our tenants and lenders, which may expose us to increased risks of default by these parties.

Potential consequences of a prolonged deterioration of economic and other market conditions include:

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

Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could severely impact our tenants’ ability to pay rent. Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent due under their leases on a timely basis. The amount of rent we receive from our tenants generally will depend in part on the success of our tenants’ retail operations, making us vulnerable to general economic downturns and other conditions affecting the retail industry. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting the Company’s ability to maintain occupancy levels.
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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Our largest shopping center anchor tenant is Giant Food, which accounted for 4.7% of our total revenue for the year ended December 31, 2017. The closing of one or more anchor stores prior to the expiration of the lease of that store or the termination of a lease by one or more of a property’s anchor tenants could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.
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
Influence of Officers, Directors and Significant Stockholders.
Three of our executive officers, Mr. B. F. Saul II, our President and Chief Operating Officer, J. Page Lansdale, and our Executive Vice President-Chief Legal and Administrative Officer, Christine Nicolaides Kearns, are members of the Saul Organization, and persons associated with the Saul Organization constitute five of the
11 members of our Board of Directors. In addition, as of December 31, 2017, Mr. B. F. Saul II had the potential to exercise control over 9,481,682 shares of our common stock representing 43.2% of our issued and outstanding shares of common stock. Mr. B. F. Saul II also beneficially owned, as of December 31, 2017, 7,541,867 units of the Operating Partnership. In general, these units are convertible into shares of our common stock on a one-for-one basis. The ownership limitation set forth in our articles of incorporation is 39.9% in value of our issued and outstanding equity securities (which includes both common and preferred stock). As of December 31, 2017,
Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.1% in value of all our issued and outstanding equity securities. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities. As of December 31, 2017, approximately 740,000 of the 7,541,867 units of the Operating Partnership would have been permitted to convert into additional shares of common stock, and would have resulted in Mr. B. F. Saul II and members of the Saul Organization owning common stock representing approximately 39.9% in value of all our issued and outstanding equity securities.
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
Shared Services.
We share with the Saul Organization certain ancillary functions, such as computer and payroll services, benefits administration and in-house legal services. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by our Audit Committee, which is comprised solely of independent directors. Included in our general and administrative expenses or capitalized to specific development projects, for the year ended December 31, 2017, are charges totaling $8.1 million, related to such shared services, which included rental payments for the Company’s headquarters lease, which were billed by the Saul Organization. Although we believe that the amounts allocated to us for such shared services represent a fair allocation between us and the Saul Organization, we have not obtained a third party appraisal of the value of these services.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with our insurance program. Such commissions and fees amounted to approximately $288,400 for the year ended December 31, 2017.
Related Party Rents.
We sublease space for our corporate headquarters from a member of the Saul Organization, the building of which is owned by another member of the Saul Organization. The lease commenced in March 2002 and expires in February 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays a portion of the total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the year ended December 31, 2017 was $774,700. Although the Company believes that this lease has terms comparable to what would have been obtained from a third party landlord, it did not seek bid proposals from any independent third parties when entering into its new corporate headquarters lease.
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
As of December 31, 2017, we had approximately $965.5 million of debt outstanding, $890.4 million of which was long-term fixed-rate debt secured by 37 of our properties and $75.1 million of which was variable-rate debt due under one secured bank loan and our revolving credit facility.
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
As of December 31, 2017, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
Approximately 85% of our property operating income is generated by properties in the metropolitan Washington, DC/Baltimore area. As a result, our financial condition, operating results and ability to make distributions could be materially and adversely impacted by significant adverse economic changes affecting the real estate markets in that area. In turn, our common stock is subject to greater risk vis-a-vis other enterprises whose portfolio contains greater geographic diversity.
Adverse trends in the retail and office real estate sectors.
Tenants at our retail properties face continual competition in attracting customers from Internet shopping, retailers at other shopping centers, catalogue companies, online merchants, television shopping networks, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. Such competition could have a material adverse effect on our ability to lease space in our retail properties and on the rents we can charge or the concessions we can grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale. Further, as new technologies emerge, the relationships among customers, retailers, and shopping centers are evolving rapidly and it is critical we adapt to such new technologies and relationships on a timely basis. We may be unable to adapt quickly and effectively, which could adversely impact our financial performance.
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make distributions to our stockholders.
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
U.S. federal tax reform legislation now and in the future could affect REITs, both positively and negatively, in ways that are difficult to anticipate.
The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), signed into law on December 22, 2017, represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes.  While we currently do not expect the 2017 Tax Act will have a significant direct impact on us, it may impact us indirectly as our tenants and the jurisdictions in which we do business, as well as the overall investment thesis for REITs, may be impacted both positively and negatively in ways that are difficult to predict. Additionally, the overall impact of the 2017 Tax Act depends on future interpretations and regulations that may be issued by federal tax authorities, as well as changes in state and local taxation in response to the 2017 Tax Act, and it is possible that such future interpretations, regulations and other changes could adversely impact us.
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
As of December 31, 2017, Mr. B. F. Saul II and members of the Saul Organization owned common stock representing approximately 38.1% in value of all our issued and outstanding equity securities. In addition, members of the Saul Organization beneficially owned Operating Partnership units that are, in general, convertible into our common stock on a one-for-one basis. Members of the Saul Organization are permitted under our articles of incorporation to convert Operating Partnership units into shares of common stock or acquire additional shares of common stock until the Saul Organization’s actual ownership of common stock reaches 39.9% in value of our equity securities.
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
Item 1B. Unresolved Staff Comments
We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2017 that remain unresolved.
Item 2. Properties
Overview
As of December 31, 2017, the Company is the owner, developer and operator of a real estate portfolio composed of 55 operating properties, totaling approximately 9.2 million square feet of gross leasable area (“GLA”), and three development parcels. The properties are located primarily in the Washington, D.C./Baltimore, Maryland metropolitan area. The operating property portfolio is composed of 49 neighborhood and community Shopping Centers, and six predominantly Mixed-Use Properties totaling approximately 7.7 million and 1.5 million square feet of commercial GLA, respectively. No single property accounted for more than 6.5% of the total gross leasable area. A majority of the Shopping Centers are anchored by several major tenants. Thirty-two of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.7%), a tenant at ten Shopping Centers, and Capital One Bank (2.8%), a tenant at 18 properties, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2017.
The following table sets forth average annualized base rent per square foot and average annualized effective rent per square foot for the Company's Commercial properties (all properties except for the Clarendon Center and Park Van Ness apartments). For purposes of this table, annualized effective rent is annualized base rent minus amortized tenant improvements and amortized leasing commissions.

	Year ended December 31,
	2017	2016	2015	2014	2013
Base rent	$19.51	$18.73	$18.52	$18.07	$17.77
Effective rent	$17.69	$16.95	$16.81	$16.45	$15.98

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
In general, the Shopping Centers are seasoned community and neighborhood shopping centers located in well established, highly developed, densely populated, middle and upper income areas. The 2017 average estimated population within a one- and three-mile radius of the Shopping Centers is approximately 16,000 and 100,300, respectively. The 2017 average household income within the one- and three-mile radius of the Shopping Centers is approximately $111,500 and $114,400, respectively, compared to a national average of $80,700. Because the Shopping Centers generally are located in highly developed areas, management believes that there is little likelihood that significant numbers of competing centers will be developed in the future.

The Shopping Center properties range in size from approximately 19,000 to 573,500 square feet of GLA, with six in excess of 300,000 square feet, and average approximately 158,200 square feet. A majority of the Shopping Centers are anchored by several major tenants and other tenants offering primarily day-to-day necessities and services. Thirty-two of the Shopping Centers are anchored by a grocery store.
Lease Expirations of Shopping Center Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for leases in place at the Shopping Centers that the Company owned as of December 31, 2017, for each of the next ten years beginning with 2018, assuming that none of the tenants exercise renewal options and excluding an aggregate of 442,303 square feet of unleased space, which represented 5.7% of the GLA of the Shopping Centers as of December 31, 2017.
Lease Expirations of Shopping Center Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2018	922,915	sf	11.9%	$15,331,391	11.9%	$16.61
2019	1,102,243		14.2%	19,666,299	15.2%	17.84
2020	905,736		11.7%	16,814,589	13.0%	18.56
2021	934,768		12.1%	15,719,432	12.2%	16.82
2022	976,150		12.6%	18,175,083	14.1%	18.62
2023	561,811		7.3%	10,516,537	8.1%	18.72
2024	375,296		4.8%	7,559,612	5.9%	20.14
2025	194,336		2.5%	4,700,141	3.6%	24.19
2026	262,059		3.4%	5,018,603	3.9%	19.15
2027	181,289		2.3%	4,478,599	3.5%	24.70
Thereafter	891,192		11.5%	11,062,639	8.6%	12.41
Total	7,307,795	sf	94.3%	$129,042,925	100.0%	17.66

(1)	Calculated using annualized contractual base rent payable as of December 31, 2017 for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
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
601 Pennsylvania Avenue is a nine-story, 227,700 square foot Class A office building (with a small amount of street level retail space) built in 1986 and situated in a prime location in downtown Washington, D.C. Washington Square at Old Town is a 236,400 square foot Class A mixed-use office/retail complex completed in 2000 and located on a two-acre site along Alexandria’s main street, North Washington Street, in historic Old Town Alexandria, Virginia. Avenel Business Park is a 390,700 square foot research park located in the suburban Maryland,

I-270 biotech corridor. The business park consists of twelve one-story buildings built in six phases, completed between 1981 and 2000. Clarendon Center, constructed in 2010, is a mixed-use Class A commercial and residential project located at the Clarendon Metro station in Arlington County, Virginia, which contains 171,600 square feet of office, 41,700 square feet of retail and 244 apartment units.
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2017, 260 apartments (95.9%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
Lease Expirations of Mixed-Use Properties
The following table sets forth, by year of expiration, the aggregate amount of base rent and leasable area for commercial leases in place at the Mixed-Use Properties that the Company owned as of December 31, 2017, for each of the next ten years beginning with 2018, assuming that none of the tenants exercise renewal options and excluding an aggregate of 58,818 square feet of unleased office and retail space, which represented 5.5% of the GLA of the commercial space within the Mixed-Use Properties as of December 31, 2017.

Commercial Lease Expirations of Mixed-Use Properties

Year of Lease Expiration	Leasable Area Represented by Expiring Leases		Percentage of Leasable Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (1)	Percentage of Annual Base Rent Under Expiring Leases	Annual Base Rent per Square Foot
2018	50,035	sf	4.6%	$1,825,758	4.7%	$36.49
2019	116,448		10.8%	5,502,539	14.2%	47.25
2020	170,321		15.8%	4,124,585	10.6%	24.22
2021	121,388		11.3%	5,423,360	14.0%	44.68
2022	96,594		9.0%	3,943,093	10.1%	40.82
2023	150,185		14.0%	7,011,070	18.0%	46.68
2024	64,613		6.0%	3,070,660	7.9%	47.52
2025	30,605		2.8%	1,040,561	2.7%	34.00
2026	113,521		10.5%	4,914,922	12.6%	43.30
2027	46,934		4.4%	1,263,110	3.3%	26.91
Thereafter	57,376		5.3%	753,273	1.9%	13.13
Total	1,018,020	sf	94.5%	$38,872,931	100.0%	38.18

(1)	Calculated using annualized contractual base rent payable as of December 31, 2017, for the expiring GLA, excluding expenses payable by or reimbursable from tenants.
As of December 31, 2017, the Company had 496 apartment leases, 423 of which will expire in 2018 and 73 of which will expire in 2019. Annual base rent due under these leases is $7.4 million and $3.1 million for the years ending December 31, 2018 and 2019, respectively.

Current Portfolio Properties
The following table sets forth, at the dates indicated, certain information regarding the Current Portfolio Properties:

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2017	2016	2015	2014	2013	Anchor / Significant Tenants
Shopping Centers
Ashburn Village	Ashburn, VA	221,585	1994-2006	26.4	94%	91%	95%	93%	91%	Giant Food, Hallmark Cards, McDonald's, Burger King, Dunkin' Donuts, Kinder Care
Ashland Square Phase I	Dumfries, VA	23,120	2007	2.0	100%	100%	100%	100%	100%	Capital One Bank, CVS Pharmacy, The All American Steakhouse
Beacon Center	Alexandria, VA	358,071	1972 (1993/99/07)	32.3	100%	100%	100%	100%	100%	Lowe’s Home Improvement Center, Giant Food, Home Goods, Outback Steakhouse, Marshalls, Party Depot, Panera Bread, TGI Fridays, Starbucks, Famous Dave’s, Chipotle, Capital One Bank
BJ’s Wholesale Club	Alexandria, VA	115,660	2008	9.6	100%	100%	100%	100%	100%	BJ’s Wholesale Club
Boca Valley Plaza	Boca Raton, FL	121,269	2004	12.7	95%	95%	100%	89%	91%	Publix, Wells Fargo, Palm Beach Fitness, Anthony's Clothing
Boulevard	Fairfax, VA	49,140	1994 (1999/09)	5.0	100%	100%	100%	98%	100%	Panera Bread, Party City, Petco, Capital One Bank
Briggs Chaney MarketPlace	Silver Spring, MD	194,258	2004	18.2	100%	98%	99%	99%	99%	Global Foods, Ross Dress For Less, Family Dollar, Advance Auto Parts, McDonald's, Wendy’s
Broadlands Village	Ashburn, VA	174,734	2003-2006	24.0	77%	100%	98%	97%	87%	Aldi Grocery, The All American Steakhouse, Bonefish Grill, Dollar Tree, Starbucks, Minnieland Day Care, Capital One Bank
Burtonsville Town Square	Burtonsville, MD	121,132	2017	26.3	100%	N/A	N/A	N/A	N/A	Giant Food, Petco, Starbucks, Green Turtle, Capital One Bank
Countryside Marketplace	Sterling, VA	138,229	2004	16.0	94%	94%	93%	91%	91%	Safeway, CVS Pharmacy, Starbucks, McDonalds
Cranberry Square	Westminster, MD	141,450	2011	18.9	100%	100%	97%	97%	95%	Giant Food, Staples, Party City, Pier 1 Imports, Jos. A. Bank, Wendy’s, Giant Gas Station
Cruse MarketPlace	Cumming, GA	78,686	2004	10.6	87%	92%	92%	88%	84%	Publix, Subway, Orange Theory
Flagship Center	Rockville, MD	21,500	1972, 1989	0.5	100%	100%	100%	100%	100%	Capital One Bank
French Market	Oklahoma City, OK	246,148	1974 (1984/98)	13.8	97%	98%	98%	100%	100%	Burlington Coat Factory, Bed Bath & Beyond, Staples, Petco, The Tile Shop, Lakeshore Learning Center, Dollar Tree, Verizon
Germantown	Germantown, MD	18,982	1992	2.7	100%	100%	100%	86%	81%	CVS Pharmacy. Jiffy Lube
The Glen	Woodbridge, VA	136,440	1994 (2005)	14.7	96%	97%	95%	94%	97%	Safeway Marketplace, The All American Steakhouse, Panera Bread, Five Guys, Chipotle
Great Falls Center	Great Falls, VA	91,666	2008	11.0	100%	98%	100%	98%	96%	Safeway, CVS Pharmacy, Capital One Bank, Starbucks, Subway, Long & Foster
Hampshire Langley	Takoma Park, MD	131,700	1972 (1979)	9.9	100%	100%	100%	100%	100%	Mega Mart, Starbucks, Chuck E. Cheese’s, Sardi's Chicken, Capital One Bank, Kool Smiles
Hunt Club Corners	Apopka, FL	105,812	2006	13.9	93%	97%	94%	94%	97%	Publix, Pet Supermarket, Sprint/Radio Shack, Hallmark
Jamestown Place	Altamonte Springs, FL	96,341	2005	10.9	93%	95%	90%	92%	89%	Publix, Carrabas Italian Grill

Property	Location	Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
					2017	2016	2015	2014	2013	Anchor / Significant Tenants
Shopping Centers (Continued)
Kentlands Square I	Gaithersburg, MD	114,381	2002	11.5	98%	98%	100%	100%	100%	Lowe’s Home Improvement Center, Chipotle
Kentlands Square II	Gaithersburg, MD	246,965	2011, 2013	23.4	57%	100%	100%	98%	96%	Giant Food, Party City, Panera Bread, Not Your Average Joe’s, Hallmark, Chick-Fil-A, Coal Fire Pizza, Tommy Joe's, Cava Mezze Grill, Zengo Cycle, Fleet Feet
Kentlands Place	Gaithersburg, MD	40,697	2005	3.4	93%	100%	96%	100%	100%	Elizabeth Arden’s Red Door Salon, Bonefish Grill
Lansdowne Town Center	Leesburg, VA	189,422	2006	23.4	93%	88%	89%	97%	97%	Harris Teeter, CVS Pharmacy, Panera Bread, Starbucks, Capital One Bank, Ford's Fish Shack, Fusion Learning
Leesburg Pike Plaza	Baileys Crossroads, VA	97,752	1966 (1982/95)	9.4	95%	95%	100%	100%	100%	CVS Pharmacy, Party Depot, FedEx Office, Capital One Bank, Five Guys
Lumberton Plaza	Lumberton, NJ	192,718	1975 (1992/96)	23.3	84%	91%	90%	94%	94%	Aldi Grocery, Rite Aid, Virtua Health Center, Family Dollar, Retro Fitness, Big Lots, Pet Valu
Metro Pike Center	Rockville, MD	67,488	2010	4.6	67%	69%	89%	80%	92%	McDonald's, Dunkin' Donuts, 7-Eleven
Shops at Monocacy	Frederick, MD	109,144	2004	13.0	99%	100%	100%	97%	93%	Giant Food, Giant Gas Station, Panera Bread, Five Guys, California Tortilla, Firehouse Subs, Comcast, Capital One Bank
Northrock	Warrenton, VA	100,032	2009	15.4	99%	99%	92%	95%	87%	Harris Teeter, Longhorn Steakhouse, Ledo’s Pizza, Capital One Bank, Jos. A. Bank, Novant Health
Olde Forte Village	Ft. Washington, MD	143,577	2003	16.0	99%	97%	97%	98%	97%	Safeway, Advance Auto Parts, Dollar Tree, McDonalds, Wendy’s, Ledo’s Pizza, Capital One Bank
Olney	Olney, MD	53,765	1975 (1990)	3.7	92%	90%	97%	92%	93%	Rite Aid, Olney Grill, Ledo’s Pizza, Popeye’s, Sardi's Fusion
Orchard Park	Dunwoody, GA	87,365	2007	10.5	98%	97%	98%	98%	94%	Kroger, Subway, Jett Ferry Dental
Palm Springs Center	Altamonte Springs, FL	126,446	2005	12.0	94%	100%	98%	91%	98%	Safeway, Duffy's Sports Grill, Toojay’s Deli, The Tile Shop, Rockler Tools, Humana Health
Ravenwood	Baltimore, MD	93,328	1972 (2006)	8.0	100%	100%	99%	96%	94%	Giant Food, Starbucks, Sleepy's, Dominos, Bank of America
11503 Rockville Pike/5541 Nicholson Lane	Rockville, MD	40,249	2010/2012	3.0	61%	63%	63%	63%	70%	Dr. Boyd's Pet Resort, Metropolitan Emergency Animal Clinic (MEAC)
1500/1580/1582/ 1584 Rockville Pike	Rockville, MD	110,128	2012/2014	10.3	96%	87%	90%	99%	100%	Party City, CVS Pharmacy, Sheffield Furniture
Seabreeze Plaza	Palm Harbor, FL	146,673	2005	18.4	98%	98%	95%	97%	97%	Publix, Earth Origins Health Food, Petco, Planet Fitness, Vision Works
Marketplace at Sea Colony	Bethany Beach, DE	21,677	2008	5.1	100%	94%	95%	91%	91%	Seacoast Realty, Armand’s Pizza, Candy Kitchen, Summer Salts, Fin's Alehouse
Seven Corners	Falls Church, VA	573,481	1973 (1994)	31.6	100%	100%	100%	100%	100%
The Home Depot, Shoppers Food & Pharmacy, Michaels Arts & Crafts, Barnes & Noble, Ross Dress For Less, Ski Chalet, Off-Broadway Shoes, JoAnn Fabrics, Dress Barn, Starbucks, Dogfishhead Ale House, Red Robin Gourmet Burgers, Chipotle, Wendy’s, Burlington Coat Factory, Capital One Bank

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2017	2016	2015	2014	2013	Anchor / Significant Tenants
Shopping Centers (Continued)
Severna Park Marketplace	Severna Park, MD		254,011	2011	20.6	100%	98%	100%	100%	100%	Giant Food, Kohl’s, Office Depot, A.C. Moore, Goodyear, Chipotle, McDonald's, Jos. A Bank, Sprint, Five Guys, Unleashed (Petco), Mod Pizza, Jersey Mike's
Shops at Fairfax	Fairfax, VA		68,762	1975 (1993/99)	6.7	97%	97%	100%	98%	100%	Super H Mart
Smallwood Village Center	Waldorf, MD		173,341	2006	25.1	83%	80%	69%	72%	74%	Safeway, CVS Pharmacy, Family Dollar
Southdale	Glen Burnie, MD		486,335	1972 (1986)	39.8	99%	98%	95%	89%	87%
The Home Depot, Michaels Arts & Crafts, Marshalls, PetSmart, Value City Furniture, Athletic Warehouse, Starbucks, Gallo Clothing, Office Depot, The Tile Shop, Mercy Health Care, Massage Envy, Potbelly, Capital One Bank, Chipotle

Southside Plaza	Richmond, VA		371,761	1972	32.8	91%	91%	98%	98%	98%	Community Supermarket, Maxway, Citi Trends, City of Richmond, McDonald's, Burger King, Kool Smiles, Falla's
South Dekalb Plaza	Atlanta, GA		163,418	1976	14.6	89%	88%	91%	94%	94%	Maxway, Big Lots, Emory Clinic, Dollar Tree, Shoe Land
Thruway	Winston-Salem, NC		366,693	1972 (1997)	31.5	95%	98%	96%	97%	96%
Harris Teeter, Trader Joe’s, Stein Mart, Talbots, Hanes Brands, Jos. A Bank, Bonefish Grill, Chico’s, Ann Taylor Loft, Rite Aid, FedEx Office, Plow & Hearth, New Balance, Aveda Salon, Christies Hallmark, Carter’s Kids, McDonalds, Chick-Fil-A, Wells Fargo Bank, Francesca’s Collections, Great Outdoor Provision Company, White House / Black Market, Soma, J. Crew

Village Center	Centreville, VA		146,032	1990	17.2	98%	95%	94%	98%	96%	Giant Food, Tuesday Morning, Starbucks, McDonald's, Pet Supplies Plus, Bikram Yoga, Capital One Bank
Westview Village	Frederick, MD		97,858	2009	11.6	95%	100%	100%	90%	88%	Silver Diner, Sleepy’s, Music & Arts, Firehouse Subs, CiCi’s Pizza, Café Rio, Five Guys, Regus, Krispy Kreme
White Oak	Silver Spring, MD		480,676	1972 (1993)	27.9	100%	100%	99%	100%	100%	Giant Food, Sears, Walgreens, Boston Market, Sarku
Total Shopping Centers		(3)	7,750,098		753.2	94.3%	96.1%	97.0%	96.5%	95.9%

Property	Location		Leasable Area (Square Feet)	Year Acquired or Developed (Renovated)	Land Area (Acres)	Percentage Leased as of December 31, (1)
						2017		2016		2015		2014		2013		Anchor / Significant Tenants
Mixed-Use Properties
Avenel Business Park	Gaithersburg, MD		390,683	1981-2000	37.1	88%		83%		84%		88%		91%		General Services Administration, Gene Dx, Inc., American Type Culture Collection, Inc.
Clarendon Center-North Block	Arlington, VA		108,387	2010	0.6	100%		99%		96%		96%		96%		Pete’s New Haven Pizza, AT&T Mobility, Dunkin Donuts, Airline Reporting Corporation
Clarendon Center-South Block	Arlington, VA		104,894	2010	1.3	100%		100%		100%		100%		100%		Trader Joe’s, Circa, Burke and Herbert Bank, Bracket Room, South Block Blends, Winston Partners, Keppler Speakers Bureau, ECG Management Co., Leadership Institute, Capital One Bank
Clarendon Center Residential-South Block (244 units)			188,671	2010		96%		97%		99%		98%		98%
Park Van Ness-Residential (271 units)	Washington, DC		214,600	2016	1.4	96%		73%		N/A		N/A		N/A
Park Van Ness-Retail	Washington, DC		8,847	2016		100%		100%		N/A		N/A		N/A		Soapstone Market, Sfoglina Pasta House
601 Pennsylvania Ave.	Washington, DC		227,651	1973 (1986)	1.0	100%		98%		98%		96%		95%		National Gallery of Art, American Assn. of Health Plans, Credit Union National Assn., Southern Company, HQ Global, Freedom Forum, Capital Grille, Michael Best & Friedrich, LLP
Washington Square	Alexandria, VA		236,376	1975 (2000)	2.0	94%		89%		95%		82%		86%
Freeman Expositions, Academy of Managed Care Pharmacy, Cooper Carry, National PACE Association, Marketing General, Alexandria Economic Development, Trader Joe’s, FedEx Office, Talbots, Starbucks, Virginia ABC

Total Mixed Use Properties		(3)	1,480,109		43.4	94.5%	(2)	86.5%	(2)	91.1%	(2)	90.8%	(2)	90.5%	(2)
Total Portfolio		(3)	9,230,207		796.6	94.3%	(2)	94.7%	(2)	95.5%	(2)	95.0%	(2)	94.5%	(2)
Land and Development Parcels
Ashland Square Phase II	Manassas, VA			2004	17.3			Marketing to grocers and other retail businesses, with a development timetable yet to be finalized.
N. Glebe Road	Arlington, VA			2014-2016	2.8			Construction of a 490 unit residential project with 60,000 square feet of retail space is currently in process.
New Market	New Market, MD			2005	35.5			Parcel will accommodate retail development in excess of 120,000 square feet near I-70, east of Frederick, Maryland. A development timetable has not been determined.
Total Development Properties					55.6

(1)
Percentage leased is a percentage of rentable square feet leased for commercial space and a percentage of units leased for apartments. Includes only operating properties owned as of December 31, 2017. As such, prior year totals do not agree to prior year tables.

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
Shares of Saul Centers common stock are listed on the New York Stock Exchange under the symbol “BFS”. The composite high and low closing sale prices for the Company’s shares of common stock were reported by the New York Stock Exchange for each quarter of 2017 and 2016 as follows:

Period	Share Price
	High	Low
October 1, 2017 – December 31, 2017	$65.30	$60.09
July 1, 2017 – September 30, 2017	$62.76	$57.58
April 1, 2017 – June 30, 2017	$64.59	$56.33
January 1, 2017 - March 31, 2017	$66.80	$60.57
October 1, 2016 – December 31, 2016	$68.23	$58.79
July 1, 2016 – September 30, 2016	$68.58	$61.28
April 1, 2016 – June 30, 2016	$61.71	$51.59
January 1, 2016 - March 31, 2016	$53.50	$47.77
On February 20, 2018, the closing price was $49.46 per share.
Holders
The approximate number of holders of record of the common stock was 171 as of February 20, 2018.
Dividends and Distributions
Under the Code, REITs are subject to numerous organizational and operating requirements, including the requirement to distribute at least 90% of REIT taxable income. The Company distributed more than the required amount in 2017 and 2016. Distributions by the Company to common stockholders and holders of limited partnership units in the Operating Partnership were $59.8 million and $53.0 million in 2017 and 2016, respectively. Distributions to preferred stockholders were $12.4 million in each of 2017 and 2016. See Notes to Consolidated Financial Statements, No. 13, “Distributions.” The Company may or may not elect to distribute in excess of 90% of REIT taxable income in future years.
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
The Company paid four quarterly distributions totaling $2.04, $1.84, and $1.69 per common share during 2017, 2016 and 2015, respectively. The annual distribution amounts paid by the Company exceeded the distribution amounts required for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of deferring taxation until the sale of the stockholder’s shares. Of the $2.04 per common share dividend paid in 2017, 83.3% was treated as a taxable dividend and 16.7% represented a return of capital. Of the $1.84 per common share dividend paid in 2016, 95% was treated as a taxable dividend and 5% represented a return of capital. The 2015 common dividends were treated as taxable dividends. No assurance can be given regarding what portion, if any, of distributions in 2018 or subsequent years will constitute a return of capital for federal income tax purposes. All of the preferred stock dividends paid are treated as ordinary dividend income.
Acquisition of Equity Securities by the Saul Organization
Through participation in the Company’s Dividend Reinvestment Plan, during the quarter ended December 31, 2017, (a) B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, (b) his spouse, (c) B. F. Saul Real Estate Investment Trust and B. F. Saul Company, for each of which Mr. B. F. Saul II serves as either President or Chairman, and (d) B. F. Saul Property Company, Avenel Executive Park Phase II, LLC, SHLP Unit Acquisition Corp. and Dearborn, LLC, which are wholly-owned subsidiaries of either B. F. Saul Company or B. F. Saul Real Estate Investment Trust, acquired an aggregate of 53,981 shares of common stock and 15,596 limited partnership units at an average price of $59.50 per share/unit, in respect of the October 31, 2017 dividend distribution.
No shares were acquired pursuant to a publicly announced plan or program.

Performance Graph
Rules promulgated under the Exchange Act require the Company to present a graph comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. The following graph compares the cumulative total stockholder return of the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the National Association of Real Estate Investment Trust Equity Index (“NAREIT Equity”), the S&P 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes the investment of $100 on December 31, 2012.

	Period Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Saul Centers, Inc. [1]	$100.00	$115.11	$142.46	$131.79	$176.88	$163.80
S&P 500 [2]	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Russell 2000 [3]	$100.00	$138.82	$145.62	$139.19	$168.85	$225.23
NAREIT Equity [4]	$100.00	$102.47	$133.35	$137.61	$149.33	$157.14

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

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Operating Data:
Total revenue	$227,285	$217,070	$209,077	$207,092	$197,897
Total operating expenses	166,687	161,357	156,147	155,163	162,628
Operating income	60,598	55,713	52,930	51,929	35,269
Non-operating income:
Change in fair value of derivatives	70	(6)	(10)	(10)	(7)
Loss on early extinguishment of debt	—	—	—	—	(497)
Gains on sales of properties	—	1,013	11	6,069	—
Gain on casualty settlements	—	—	—	—	77
Net income	60,668	56,720	52,931	57,988	34,842
Income attributable to noncontrolling interests	(12,411)	(11,441)	(10,463)	(11,045)	(3,970)
Net income attributable to Saul Centers, Inc.	48,257	45,279	42,468	46,943	30,872
Preferred stock redemption	—	—	—	(1,480)	(5,228)
Preferred dividends	(12,375)	(12,375)	(12,375)	(13,361)	(13,983)
Net income available to common stockholders	$35,882	$32,904	$30,093	$32,102	$11,661
Per Share Data (diluted):
Net income available to common stockholders	$1.63	$1.52	$1.42	$1.54	$0.57
Basic and Diluted Shares Outstanding:
Weighted average common shares - basic	21,901	21,505	21,127	20,772	20,364
Effect of dilutive options	107	110	69	49	37
Weighted average common shares - diluted	22,008	21,615	21,196	20,821	20,401
Weighted average convertible limited partnership units	7,503	7,375	7,253	7,156	6,929
Weighted average common shares and fully converted limited partnership units - diluted	29,511	28,990	28,449	27,977	27,330
Dividends Paid:
Cash dividends to common stockholders (1)	$44,576	$39,472	$35,645	$32,346	$29,205
Cash dividends per share	$2.04	$1.84	$1.69	$1.56	$1.44
Balance Sheet Data:
Real estate investments (net of accumulated depreciation)	$1,315,034	$1,242,534	$1,197,340	$1,163,542	$1,094,776
Total assets	1,422,452	1,343,025	1,295,408	1,257,113	1,189,000
Total debt, including accrued interest	958,622	903,709	869,652	850,727	813,653
Preferred stock	180,000	180,000	180,000	180,000	180,000
Total equity	393,103	373,249	353,727	339,257	315,126

SELECTED FINANCIAL DATA
	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Other Data
Cash flow provided by (used in):
Operating activities	$103,450	$89,090	$88,896	$86,568	$73,527
Investing activities	$(113,306)	$(86,274)	$(69,587)	$(83,589)	$(26,034)
Financing activities	$12,442	$(4,497)	$(21,434)	$(8,148)	$(42,329)
Funds from operations (2):
Net income	$60,668	$56,720	$52,931	$57,988	$34,842
Real property depreciation and amortization	45,694	44,417	43,270	41,203	49,130
Gain on property dispositions and casualty settlements	—	(1,013)	(11)	(6,069)	(77)
Funds from operations	106,362	100,124	96,190	93,122	83,895
Preferred stock redemption	—	—	—	(1,480)	(5,228)
Preferred dividends	(12,375)	(12,375)	(12,375)	(13,361)	(13,983)
Funds from operations available to common stockholders and noncontrolling interests	$93,987	$87,749	$83,815	$78,281	$64,684

1)	During 2017, 2016, 2015, 2014, and 2013, shareholders reinvested $15.8 million, $10.3 million,
$10.6 million, $9.3 million and $20.7 million, respectively, in newly issued common stock through the Company’s dividend reinvestment plan.

2)	Funds from operations (FFO) is a non-GAAP financial measure and is defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with the Company’s primary business strategy to give the reader an overview of the goals of the Company’s business. This is followed by a discussion of the critical accounting policies that the Company believes are important to understanding the assumptions and judgments incorporated in the Company’s reported financial results. The next section, beginning on page 44, discusses the Company’s results of operations for the past two years. Beginning on page 49, the Company provides an analysis of its liquidity and capital resources, including discussions of its cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 57, the Company discusses funds from operations, or FFO, which is a non-GAAP financial measure of performance of an equity REIT used by the REIT industry.
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
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2017, 260 apartments (95.9%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
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
In January 2016, the Company terminated a 16,500 square foot lease at 11503 Rockville Pike and received a $3.0 million lease termination fee which was recognized as revenue in the first quarter. The space was previously occupied by an office supply store that had vacated in mid 2014 and the lease was scheduled to expire in 2019. The termination fee revenue was partially offset by the loss of approximately $1.1 million in rental revenue over the remainder of 2016. The Company executed leases with two replacement tenants, whose occupancy and rent commencement occurred in 2017. While the Company continues to plan for a mixed-use development at this site and its neighboring Metro Pike Center, the initial phases of this development are expected to be on the west side of Rockville Pike at Metro Pike Center. The Company has not committed to any timetable for commencement of construction.
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space, on 2.8 acres of land. Excavation, sheeting and shoring are substantially complete and construction is proceeding on the first three levels of the below grade parking structure. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. In 2017, the Company closed on a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.

Albertson's/Safeway, a tenant at eight of the Company's shopping centers, closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Foods, for that space, which commenced operations in March 2017. The Company terminated the lease with Albertson's/Safeway at Broadlands and has executed a lease with Aldi Food Market for 20,000 square feet of this space which opened in November 2017. We continue to actively market the balance of the former Safeway space.
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The Company expects to begin construction on a 16,000 square foot small shop expansion in the Spring of 2018, with delivery projected in late 2018. The total development cost is expected to be approximately $5.7 million. Lease negotiations are in progress for over 50% of the space.
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
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company's commercial leasing percentage, on a comparable property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, declined to 94.2% at December 31, 2017, from 95.5% at December 31, 2016.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of December 31, 2017, amortizing fixed-rate mortgage debt with staggered maturities from 2019 to 2035 represented approximately 92.2% of the Company’s notes payable, thus minimizing refinancing risk. The Company’s variable-rate debt consists of a $14.1 million bank term loan secured by the Metro Pike Center, which was repaid in full in January 2018, and $61.0 million outstanding under the unsecured revolving line of credit. As of December 31, 2017, the Company has loan availability of approximately $213.8 million under its $275.0 million unsecured revolving line of credit.
The Operating Partnership entered into a Credit Agreement dated January 26, 2018, by and among the Operating Partnership, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Capital One, National Association, as Syndication Agent, Wells Fargo Securities, LLC and Capital One, National Association, as Joint Lead Arrangers, Wells Fargo Securities, LLC, as Sole Bookrunner and Wells Fargo Bank, National Association, Capital One, N.A., U.S. Bank National Association, TD Bank, N.A., Regions Bank and Associated Bank, National Association, as Lenders (the “New Credit Agreement”).

The New Credit Agreement replaces the Credit Agreement dated June 24, 2014, by and among the Operating Partnership, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders (as amended, the “Original Agreement”). The Original Agreement consisted of a $275,000,000 unsecured revolving credit facility (the “Original Facility”) with a maturity date of June 23, 2018 and bore interest at a variable rate equal to one-month LIBOR plus a spread of 145 basis points to 200 basis points, as determined by certain leverage tests. As of the date the Original Facility was replaced, the applicable spread was 1.45%.
The New Credit Agreement consists of a $400,000,000 credit facility (the “New Facility”), of which $325,000,000 is a revolving credit facility (the “Revolving Line”) and $75,000,000 is a term loan (the “Term Loan”). The Revolving Line matures on January 26, 2022, which term may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on January 26, 2023, and may not be extended.
In general, loan availability under the New Facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the Revolving Line, and 130 basis points to 190 basis points under the Term Loan, each as determined by certain leverage tests. As of January 26, 2018, the applicable spread for borrowings is 135 basis points under the Revolving Line and 130 basis points under the Term Loan.
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
The Company purchases real estate investment properties from time to time and records assets acquired and liabilities assumed, including land, buildings, and intangibles related to in-place leases and customer relationships based on their relative fair values. The fair value of buildings generally is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates and considers the present value of all cash flows expected to be generated by the property including an initial lease up period. The Company determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the in-place lease relative to market terms for similar leases at acquisition taking into consideration the remaining contractual lease period, renewal periods, and the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and accreted as additional lease revenue over the remaining contractual lease period. If the fair value of the below market lease intangible includes fair value associated with a renewal option, such amounts are not accreted until the renewal option is exercised. If the renewal option is not exercised the value is recognized at that time. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Company determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship. From time to time the Company may purchase a property for future development purposes. The property may be improved with an existing structure that would be demolished as part of the development. In such cases, the fair value of the building may be determined based only on existing leases and not include estimated cash flows related to future leases. Acquisition-related transaction costs are either (a) expensed as incurred when related to business combinations or (b) capitalized to land and/or building when related to asset acquisitions.
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
The tables below provide reconciliations of total revenue and operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results include 48 Shopping Centers and five Mixed-Use properties for each period.

Same property revenue

(in thousands)	Year ended December 31,
	2017	2016
Total revenue	$227,285	$217,070
Less: Interest income	(80)	(52)
Less: Acquisitions, dispositions and development properties	(13,746)	(5,364)
Total same property revenue	$213,459	$211,654
Shopping centers	$160,393	$158,044
Mixed-Use properties	53,066	53,610
Total same property revenue	$213,459	$211,654

The $1.8 million increase in same property revenue for 2017 compared to 2016 was primarily due to (a) a $0.21 per square foot increase in base rent ($1.8 million), exclusive of the net impact of a 2017 lease termination at Broadlands and a 2016 lease termination at 11503 Rockville Pike, (b) increased expense recovery income ($0.7 million), (c) the net impact of a 2017 lease termination at Broadlands and a 2016 lease termination at 11503 Rockville Pike ($0.1 million), partially offset by (d) lower other income ($0.7 million), exclusive of the termination fees at 11503 Rockville Pike and Broadlands, and (e) a 3,833 square foot decrease in leased space ($0.1 million), exclusive of the net impact of a 2017 lease termination at Broadlands and a 2016 lease termination at 11503 Rockville Pike.

Same property operating income

	Year Ended December 31,
(In thousands)	2017	2016
Net income	$60,668	$56,720
Add: Interest expense and amortization of deferred debt costs	47,225	45,683
Add: General and administrative	18,176	17,496
Add: Depreciation and amortization of deferred leasing costs	45,694	44,417
Add: Acquisition related costs	—	60
Add: Change in fair value of derivatives	(70)	6
Less: Gains on property dispositions	—	(1,013)
Less: Interest income	(80)	(52)
Property operating income	171,613	163,317
Less: Acquisitions, dispositions & development property	(8,978)	(1,760)
Total same property operating income	$162,635	$161,557
Shopping centers	$127,096	$124,470
Mixed-Use properties	35,539	37,087
Total same property operating income	$162,635	$161,557

Same property operating income increased $1.1 million for 2017 compared to 2016 due primarily to
(a) a $0.21 per square foot increase in base rent ($1.8 million), exclusive of the net impact of a 2017 lease termination at Broadlands and a 2016 lease termination at 11503 Rockville Pike, (b) increased expense recovery income ($0.7 million), (c) lower property operating expenses ($0.4 million) and (d) the net impact of a 2017 lease termination at Broadlands and a 2016 lease termination at 11503 Rockville Pike ($0.1 million), partially offset by (e) higher real estate taxes ($1.5 million) and (f) lower other income ($0.7 million), exclusive of the termination fees at 11503 Rockville Pike and Broadlands.

The following is a discussion of the components of revenue and expense for the entire Company.

Revenue
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 from 2016	2016 from 2015
Base rent	$181,141	$172,381	$168,303	5.1%	2.4%
Expense recoveries	35,347	34,269	32,911	3.1%	4.1%
Percentage rent	1,458	1,379	1,608	5.7%	(14.2)%
Other	9,339	9,041	6,255	3.3%	44.5%
Total revenue	$227,285	$217,070	$209,077	4.7%	3.8%

Base rent includes $0.5 million, $1.8 million and $2.4 million, for the years 2017, 2016, and 2015, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.7 million, $1.8 million and $1.8 million, for the years 2017, 2016, and 2015, respectively, to recognize income from the amortization of in-place leases.
Total revenue increased 4.7% in 2017 compared to 2016 primarily due to (a) an $0.84 per square foot increase in base rent ($7.3 million), exclusive of the net impact of a 2017 lease termination at Broadlands and a 2016 lease termination at 11503 Rockville Pike, (b) higher residential base rent ($4.8 million), (c) higher expense recoveries ($1.1 million), and (d) the net impact of a 2017 lease termination at Broadlands and a 2016 lease termination at 11503 Rockville Pike ($0.1 million) partially offset by (e) a 144,327 square foot decrease in leased space ($2.7 million), exclusive of the net impact of a 2017 lease termination at Broadlands and a 2016 lease termination at 11503 Rockville Pike and (f) lower other income ($0.3 million), exclusive of the termination fees at 11503 Rockville Pike and Broadlands. Total revenue increased 3.8% in 2016 compared to 2015 primarily due to (a) a $0.32 per square foot increase in base rent ($2.8 million) exclusive of the impact of a lease termination at 11503 Rockville Pike, (b) higher residential base rent ($2.3 million), (c) the impact of a lease termination at 11503 Rockville Pike ($1.9 million), and (d) higher expense recoveries ($1.4 million) partially offset by (e) a 4,185 square foot decrease in leased space ($0.1 million) exclusive of the impact of a lease termination at 11503 Rockville Pike. A discussion of the components of revenue follows.
Base rent
The $8.8 million increase in base rent in 2017 compared to 2016 was attributable to (a) a $0.78 per square foot increase in base rent ($6.8 million) and (b) higher residential base rent ($4.8 million) partially offset by (c) a 144,327 square foot decrease in leased space ($2.7 million). The $4.1 million increase in base rent in 2016 compared to 2015 was attributable to (a) a $0.21 per square foot increase in base rent ($1.8 million) and (b) higher residential base rent ($2.3 million) partially offset by (c) a 4,185 square foot decrease in leased space ($0.1 million).
Expense recoveries
Expense recovery income increased $1.1 million in 2017 compared to 2016 primarily due to higher real estate tax expense. Expense recovery income increased $1.4 million in 2016 compared to 2015 primarily due to higher real estate tax expense.
Other revenue
Other revenue increased $0.3 million in 2017 compared to 2016. Other revenue increased $2.8 million in 2016 compared to 2015 due primarily to a $3.0 million lease termination fee at 11503 Rockville Pike.

Operating expenses
(Dollars in thousands)	Year ended December 31,			Percentage Change
	2017	2016	2015	2017 from 2016	2016 from 2015
Property operating expenses	$27,689	$27,527	$26,565	0.6%	3.6%
Provision for credit losses	906	1,494	915	(39.4)%	63.3%
Real estate taxes	26,997	24,680	23,663	9.4%	4.3%
Interest expense and amortization of deferred debt costs	47,225	45,683	45,165	3.4%	1.1%
Depreciation and amortization of deferred leasing costs	45,694	44,417	43,270	2.9%	2.7%
General and administrative	18,176	17,496	16,353	3.9%	7.0%
Acquisition related costs	—	60	84	(100.0)%	(28.6)%
Predevelopment expenses	—	—	132	NA	(100.0)%
Total operating expenses	$166,687	$161,357	$156,147	3.3%	3.3%
Total operating expenses increased 3.3% in 2017 compared to 2016. Total operating expenses increased 3.3% in 2016 compared to 2015.
Property operating expenses
Property operating expenses increased $0.2 million in 2017 compared to 2016. Property operating expenses increased $1.0 million in 2016 compared to 2015.

Provision for credit losses
The provision for credit losses represents the Company’s estimate of amounts owed by tenants that may not be collectible and was 0.40%, 0.69%, and 0.44% for 2017, 2016, and 2015, respectively. The increase in 2016 relates primarily to a single shopping center tenant.
Real estate taxes
Real estate taxes increased $2.3 million in 2017 compared to 2016 primarily due to (a) Park Van Ness ($0.7 million), (b) Burtonsville Town Square ($0.4 million) and (c) small increases at various properties throughout the portfolio. Real estate taxes increased $1.0 million in 2016 compared to 2015 primarily due to (a) Park Van Ness ($0.3 million) and (b) small increases throughout the remainder of the portfolio.
Interest expense and amortization of deferred debt costs
Interest expense and amortization of deferred debt costs increased by $1.5 million in 2017 compared to 2016 primarily due to (a) Burtonsville Town Square ($2.2 million) and (b) Park Van Ness ($0.7 million) partially offset by (c) higher capitalized interest ($1.0 million) and (d) lower average balances of mortgage debt throughout the portfolio ($0.4 million).
Depreciation and amortization
Depreciation and amortization of deferred leasing costs increased by $1.3 million in 2017 compared to 2016 primarily due to (a) Burtonsville Town Square ($1.4 million) and (b) Park Van Ness ($1.2 million) partially offset by (c) lower expense at North Glebe Road ($0.9 million) and (d) lower expense at 1500 Rockville Pike ($0.3 million). Depreciation and amortization of deferred leasing costs increased $1.1 million in 2016 compared to 2015 primarily due to (a) Park Van Ness ($1.8 million) partially offset by (b) lower expense at Germantown ($0.7 million).
General and administrative
General and administrative costs increased $0.7 million in 2017 compared to 2016 primarily due to (a) increased salary and benefit expense ($0.6 million). General and administrative costs increased $1.1 million in 2016 compared to 2015 primarily due to (a) increased salary and benefit expense ($1.0 million) and (b) increased stock option expense ($0.2 million).
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
Impact of Inflation
Inflation has remained relatively low during 2017 and 2016. The impact of rising operating expenses due to inflation on the operating performance of the Company’s portfolio would have been mitigated by terms in substantially all of the Company’s leases which contain provisions designed to increase revenues to offset the adverse impact of inflation on the Company’s results of operations. These provisions include upward periodic adjustments in base rent due from tenants, usually based on a stipulated increase and to a lesser extent on a factor of the change in the consumer price index, commonly referred to as the CPI.
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

Liquidity and Capital Resources
Cash and cash equivalents were $10.9 million and $8.3 million at December 31, 2017 and 2016, respectively. The changes in cash and cash equivalents during the years ended December 31, 2017 and 2016 were attributable to operating, investing and financing activities, as described below.

(in thousands)	Year Ended December 31,
	2017	2016
Net cash provided by operating activities	$103,450	$89,090
Net cash used in investing activities	(113,306)	(86,274)
Net cash used in financing activities	12,442	(4,497)
Increase (decrease) in cash and cash equivalents	$2,586	$(1,681)

Operating Activities
Net cash provided by operating activities increased $14.4 million to $103.5 million for the year ended December 31, 2017 compared to $89.1 million for the year ended December 31, 2016. Net cash provided by operating activities represents, in each year, cash received primarily from rental income, plus other income, less property operating expenses, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities increased $27.0 million to $113.3 million for the year ended December 31, 2017 from $86.3 million for the year ended December 31, 2016. Investing activities in 2017 primarily reflect tenant improvements and capital expenditures ($17.7 million), the Company's development activities ($22.8 million) and the acquisition of various retail real estate assets ($79.5 million). Net cash used in investing activities increased $16.7 million to $86.3 million for the year ended December 31, 2016 from $69.6 million for the year ended December 31, 2015. Investing activities in 2016 primarily reflect (a) tenant improvements and capital expenditures ($15.6 million), (b) the Company's development activities ($27.2 million) and (c) the acquisition of various retail real estate assets ($48.3 million).
Financing Activities
Net cash used in financing activities was $12.4 million and $4.5 million for the years ended December 31, 2017 and 2016, respectively. Net cash used in financing activities in 2017 primarily reflects:

•	the repayment of mortgage notes payable totaling $55.7 million;

•	the repayment of amounts borrowed under the revolving credit facility totaling $51.0 million;

•	distributions to common stockholders totaling $44.6 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $15.3 million;

•	distributions made to preferred stockholders totaling $12.4 million; and

•	payments of $2.6 million for financing costs of mortgage notes payable;
which was partially offset by:

•	proceeds of $63.0 million received from revolving credit facility draws;

•	proceeds of $6.7 million from the issuance of limited partnership units in the Operating Partnership under the dividend reinvestment program;

•	proceeds of $22.8 million from the issuance of common stock under the dividend reinvestment program, directors deferred plan and from the exercise of stock options; and

•	proceeds of $1.4 million received from construction loan draws.

Net cash used in financing activities for the year ended December 31, 2016 primarily reflects:

•	repayments of $57.5 million on the revolving credit facility;

•	the repayment of mortgage notes payable totaling $24.7 million;

•	distributions to common stockholders totaling $39.5 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $13.5 million;

•	distributions made to preferred stockholders totaling $12.4 million; and

•	payments of $0.1 million for financing costs of new mortgage loans;
which was partially offset by:

•	proceeds of $78.5 million received from revolving credit facility;

•	proceeds of $6.9 million from the issuance of limited partnership units in the Operating Partnership under the dividend reinvestment program;

•	proceeds of $21.6 million received from the issuance of common stock under the dividend reinvestment program and from the exercise of stock options; and

•	proceeds of $24.9 million from construction loan draws.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had invested $83.5 million as of December 31, 2017, and expects to invest approximately $34.5 million during 2018, which will be funded by the revolving credit facility. The remaining cost will be funded by a $157.0 million construction-to-permanent loan, which closed in 2017. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
Contractual Payment Obligations
As of December 31, 2017, the Company had unfunded contractual payment obligations of approximately $228.8 million, excluding operating obligations, due within the next 12 months. The table below shows the total contractual payment obligations as of December 31, 2017.

	Payments Due By Period
(Dollars in thousands)	One Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Notes Payable:
Interest	$46,110	$79,900	$66,050	$129,953	$322,013
Scheduled Principal	30,160	56,015	53,415	145,038	284,628
Balloon Payments	75,105	121,957	47,514	436,325	680,901
Subtotal	151,375	257,872	166,979	711,316	1,287,542
Corporate Headquarters Lease (1)	799	1,670	1,772	—	4,241
Development Obligations	70,000	81,869	—	—	151,869
Tenant Improvements	6,621	778	1,485	—	8,884
Total Contractual Obligations	$228,795	$342,189	$170,236	$711,316	$1,452,536

(1)
See Note 7 to Consolidated Financial Statements. Corporate Headquarters Lease amounts represent an allocation to the Company based upon employees’ time dedicated to the Company’s business as specified in the Shared Services Agreement. Future amounts are subject to change as the number of employees employed by each of the parties to the lease fluctuates.

Management believes that the Company’s cash flow from operations and its capital resources, which at December 31, 2017, included cash balances of $10.9 million and borrowing availability of approximately $213.8 million on its revolving line of credit, will be sufficient to meet its contractual obligations for the foreseeable future.
Preferred Stock Issues
The Company has outstanding 7.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock (the "Series C Stock"). The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after February 12, 2018, at the $25.00 liquidation preference, plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
On January 23, 2018, Saul Centers sold, in an underwritten public offering, 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock, providing net cash proceeds of approximately $72.6 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accumulated divid ends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On February 22, 2018, the proceeds from the offering, together with cash on hand, were used to redeem 3.0 million depositary shares, each representing 1/100th of a share of the Company’s 6.875% Series C Cumulative Redeemable Preferred Stock.
Dividend Reinvestments
In December 1995, the Company established a Dividend Reinvestment Plan (the “Plan”) to allow its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The Plan provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the Plan are paid by the Company. The Company issued 258,759 and 178,787 shares under the Plan at a weighted average discounted price of $59.20 and $55.19 per share during the years ended December 31, 2017 and 2016, respectively. The Company issued 111,351 and 124,758 limited partnership units under the Plan at a weighted average price of $60.48 and $55.39 per unit during the years ended December 31, 2017 and 2015, respectively. The Company also credited 7,252 and 8,010 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $59.70 and $55.42 per share, during the years ended December 31, 2017 and 2016, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of December 31, 2017.
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
The following is a summary of notes payable as of December 31, 2017 and 2016.

Notes Payable	Year Ended December 31,			Interest	Scheduled
(Dollars in thousands)	2017		2016	Rate*	Maturity*
Fixed rate mortgages:	—	(a)	$29,428	6.01%	Feb-2018
	30,201	(b)	32,036	5.88%	Jan-2019
	9,783	(c)	10,372	5.76%	May-2019
	13,529	(d)	14,335	5.62%	Jul-2019
	13,543	(e)	14,325	5.79%	Sep-2019
	12,029	(f)	12,725	5.22%	Jan-2020
	9,948	(g)	10,277	5.60%	May-2020
	8,244	(h)	8,697	5.30%	Jun-2020
	37,998	(i)	39,213	5.83%	Jul-2020
	7,325	(j)	7,685	5.81%	Feb-2021
	5,649	(k)	5,808	6.01%	Aug-2021
	32,673	(l)	33,571	5.62%	Jun-2022
	9,999	(m)	10,253	6.08%	Sep-2022
	10,877	(n)	11,129	6.43%	Apr-2023
	12,577	(o)	13,401	6.28%	Feb-2024
	15,452	(p)	15,917	7.35%	Jun-2024
	13,438	(q)	13,832	7.60%	Jun-2024
	23,873	(r)	24,504	7.02%	Jul-2024
	28,115	(s)	28,945	7.45%	Jul-2024
	28,025	(t)	28,822	7.30%	Jan-2025
	14,537	(u)	14,961	6.18%	Jan-2026
	105,817	(v)	109,144	5.31%	Apr-2026
	32,016	(w)	33,097	4.30%	Oct-2026
	36,507	(x)	37,701	4.53%	Nov-2026
	17,086	(y)	17,630	4.70%	Dec-2026
	64,472	(z)	66,210	5.84%	May-2027
	15,859	(aa)	16,352	4.04%	Apr-2028
	39,968	(bb)	41,753	3.51%	Jun-2028
	16,055	(cc)	16,543	3.99%	Sep-2028
	27,884	(dd)	28,679	3.69%	Mar-2030
	14,950	(ee)	15,357	3.99%	Apr-2030
	39,140	(ff)	—	3.39%	Feb-2032
	71,211	(gg)	70,144	4.88%	Sep-2032
	60,000	(hh)	—	3.75%	Dec-2032
	11,613	(ii)	11,446	8.00%	Apr-2034
Total fixed rate	890,393		844,292	5.25%	8.6 Years
Variable rate loans:
	61,000	(jj)	49,000	LIBOR + 1.45%	Jun-2018
	14,135	(kk)	14,482	LIBOR + 1.65%	Feb-2018
Total variable rate	75,135		63,482	2.86%	0.4 Years
Total notes payable	$965,528		$907,774	5.07%	7.9 Years

*	Interest rate and scheduled maturity data presented as of December 31, 2017. Totals computed using weighted averages.

(a)
The loan was collateralized by Washington Square and required equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. In 2017, the loan was repaid in full and replaced with a new $60.0 million loan. See (hh) below.

(b)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.8 million was amortized during 2017.

(c)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $589,000 was amortized during 2017.

(d)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $806,000 was amortized during 2017.

(e)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $782,000 was amortized during 2017.

(f)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $696,000 was amortized during 2017.

(g)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $329,000 was amortized during 2017.

(h)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $453,000 was amortized during 2017.

(i)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1.2 million was amortized during 2017.

(j)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $360,000 was amortized during 2017.

(k)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $159,000 was amortized during 2017.

(l)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $898,000 was amortized during 2017.

(m)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $254,000 was amortized during 2017.

(n)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $252,000 was amortized during 2017.

(o)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $824,000 was amortized during 2017.

(p)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $465,000 was amortized during 2017.

(q)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $394,000 was amortized during 2017.

(r)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $631,000 was amortized during 2017.

(s)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $830,000 was amortized during 2017.

(t)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $797,000 was amortized during 2017.

(u)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $424,000 was amortized during 2017.

(v)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $3.3 million was amortized during 2017.

(w)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $1.1 million was amortized during 2017.

(x)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1.2 million was amortized during 2017.

(y)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $544,000 was amortized during 2017.

(z)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.7 million was amortized during 2017.

(aa)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $493,000 was amortized in 2017.

(bb)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $268,500 based upon a 20-year amortization schedule and a final payment of $17.1 million at loan maturity. Principal of $1.8 million was amortized in 2017.

(cc)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $488,000 was amortized in 2017.

(dd)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $153,300 based upon a 25-year amortization schedule and a final payment of $15.5 million at maturity. Principal of $795,000 was amortized in 2017.

(ee) The loan is collateralized by Northrock and requires equal monthly principal and interest payments totaling $84,400 based upon a 25-year amortization schedule and a final payment of $8.4 million at maturity. Principal of $407,000 was amortized in 2017.
(ff) The loan is collateralized by Burtonsville Town Square and requires equal monthly principal and interest payments of $198,000 based on a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $860,000 was amortized in 2017.

(gg)
The loan is a $71.6 million construction-to-permanent facility that is collateralized by and financed a portion of the construction costs of Park Van Ness. During the construction period, interest was funded by the loan. Effective September 1, 2017, the loan converted to permanent financing and requires monthly principal and interest payments totaling $413,500 based upon a 25-year amortization schedule. A final payment of $39.6 million will be due at maturity. Principal of $369,000 was amortized in 2017.

(hh)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $308,000 based upon a 25-year amortization schedule and a final payment of $31.1 million at loan maturity.

(ii)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2017 totaled $167,000.

(jj)
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

(kk)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.2 million at loan maturity. Principal of $347,000 was amortized during 2017.

The carrying value of properties collateralizing the mortgage notes payable totaled $1.0 billion and $957.2 million as of December 31, 2017 and 2016, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. As of December 31, 2017, the Company was in compliance with all such covenants:

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
2018 Financing Activity
On January 26, 2018, the Company replaced its credit facility. The new credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, totals $400,000,000 (the “New Facility”), of which $325,000,000 is a revolving credit facility (the “Revolving Line”) and $75,000,000 is a term loan (the “Term Loan”). The Revolving Line matures on January 26, 2022, which term may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on January 26, 2023, and may not be extended. In general, loan availability under the New Facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the Revolving Line, and 130 basis points to 190 basis points under the Term Loan, each as determined by certain leverage tests. As of January 26, 2018, the applicable spread for borrowings is 135 basis points under the Revolving Line and 130 basis points under the Term Loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility.
2017 Financing Activity
On January 18, 2017, the Company closed on a 15-year, non-recourse $40.0 million mortgage loan secured by Burtonsville Town Square. The loan matures in 2032, bears interest at a fixed rate of 3.39%, requires monthly principal and interest payments of $197,900 based on a 25-year amortization schedule and requires a final payment of $20.3 million million at maturity.

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
Effective September 1, 2017, the Company's $71.6 million construction-to-permanent loan, which is fully drawn and secured by Park Van Ness, converted to permanent financing. The loan matures in 2032, bears interest at a fixed rate of 4.88%, requires monthly principal and interest payments of $413,500 based on a 25-year amortization schedule and requires a final payment of $39.6 million at maturity.
On November 20, 2017, the Company closed on a 15-year, non-recourse $60.0 million mortgage loan secured by Washington Square. The loan matures in 2032, bears interest at a fixed rate of 3.75%, requires monthly principal and interest payments of $308,500 based on a 25-year amortization schedule and requires a final payment of $31.1 million. Proceeds were used to repay the remaining balance of approximately $28.1 million on the existing mortgage and reduce the outstanding balance of the revolving credit facility.
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

Funds From Operations
In 2017, the Company reported Funds From Operations ("FFO")1 available to common stockholders and noncontrolling interests of $94.0 million, a 7.1% increase from 2016 FFO available to common stockholders and noncontrolling interests of $87.7 million. The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Net income	$60,668	$56,720	$52,931	$57,988	$34,842
Subtract:
Gains on sales of properties	—	(1,013)	(11)	(6,069)	—
Gain on casualty settlement	—	—	—	—	(77)
Add:
Real estate depreciation and amortization	45,694	44,417	43,270	41,203	49,130
FFO	106,362	100,124	96,190	93,122	83,895
Subtract:
Preferred dividends	(12,375)	(12,375)	(12,375)	(13,361)	(13,983)
Preferred stock redemption	—	—	—	(1,480)	(5,228)
FFO available to common stockholders and noncontrolling interests	$93,987	$87,749	$83,815	$78,281	$64,684
Average shares and units used to compute FFO per share	29,511	28,990	28,449	27,977	27,330
FFO per share	$3.18	$3.03	$2.95	$2.80	$2.37

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
Acquisitions, Redevelopments and Renovations
Management anticipates that during the coming year the Company will continue activities related to the redevelopment of 750 N. Glebe Road and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers. Although not currently planned, it is possible that the Company may redevelop additional Current Portfolio Properties and may develop expansions within certain of the Shopping Centers. Acquisition and development of properties are undertaken only after careful analysis and review, and management’s determination that such properties are expected to provide long-term earnings and cash flow growth. During the coming year, any developments, expansions or acquisitions are expected to be funded with borrowings from the Company’s credit line, construction financing, proceeds from the operation of the Company’s dividend reinvestment plan or other external capital resources available to the Company.
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and office development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The following describes significant acquisitions, developments, redevelopments and renovations which affected the Company’s financial position and results of operations in 2017, 2016, and 2015.

Westview Pad
In February 2015, the Company purchased for $0.9 million, including acquisition costs, a 1.1 acre retail pad site in Frederick, Maryland, which is contiguous with and an expansion of the Company's other Westview asset.
700, 726, 730, 750 N. Glebe Road
From 2014 through 2016, the Company purchased four adjacent properties for an aggregate $54.0 million located on N. Glebe Road in Arlington, Virginia. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Excavation, sheeting and shoring are substantially complete and construction is proceeding on the first three levels of the below grade parking structure. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. In 2017, the Company closed on a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. The Company has executed a 41,500 square foot anchor-lease with Target and leases for an aggregate of 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.
Park Van Ness
In 2016, the Company completed development of Park Van Ness, a 271-unit residential project with approximately 9,000 square feet of street-level retail, below street-level structured parking, and amenities including a community room, landscaped courtyards, a fitness room, a wi-fi lounge/business center, and a rooftop pool and deck. The structure comprises 11 levels, five of which on the east side are below street level. Because of the change in grade from the street eastward to Rock Creek Park, apartments on all 11 levels have park or city views. The street level retail space is 100% leased to a grocery/gourmet food market and an upscale Italian restaurant. As of December 31, 2017, 260 apartments (95.9%) were leased. The total cost of the project, excluding predevelopment expense and land, which the Company has owned, was approximately $93.0 million, a portion of which was financed with a $71.6 million construction-to-permanent loan.
Thruway Pad
In August 2016, the Company purchased for $3.1 million, a retail pad site with an occupied 4,200 square foot bank building in Winston Salem, North Carolina, and incurred acquisition costs of $60,400. The property is contiguous with and an expansion of the Company's Thruway Shopping Center.
Ashbrook Marketplace
In August 2016, the Company entered into an agreement to acquire from B. F. Saul Real Estate Investment Trust (the “Trust”), for an initial purchase price of $8.8 million, approximately 14.3 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Loudoun County, Virginia. The land is zoned for up to 115,000 square feet of retail development. In order to allow the Company time to pre-lease and complete project plans and specifications, the parties have agreed to a closing date in the second quarter of 2018, at which time the Company will exchange limited partnership units for the land. The number of limited partnership units to be exchanged will be based on the initial purchase price and the average share value (as defined in the agreement) of the Company’s common stock at the time of the exchange. The Company intends to construct a shopping center and, upon stabilization, may be obligated to issue additional limited partnership units to the Trust.
Beacon Center
In the fourth quarter of 2016, the Company purchased for $22.7 million, including acquisition costs, the land underlying Beacon Center. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded in part by an $11.25 million increase to the existing mortgage collateralized by Beacon Center and in part by the Company’s revolving credit facility.
Southdale
In the fourth quarter of 2016, the Company purchased for $15.3 million, including acquisition costs, the land underlying Southdale. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded by the Company’s revolving credit facility.

Burtonsville Town Square
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The mortgage bears interest at 3.39%, requires monthly principal and interest payments of $197,900 based upon a 25-year amortization schedule, and has a 15-year maturity. The Company expects to begin construction on a 16,000 square foot small shop expansion in the Spring of 2018, with delivery projected in late 2018. The total development cost is expected to be approximately $5.7 million. Lease negotiations are in progress for over 50% of the space.
Olney Shopping Center
In March 2017, the Company purchased for $3.1 million, including acquisition costs, the land underlying Olney Shopping Center. The land was previously leased by the Company with an annual rent of approximately $56,000. The purchase price was funded by the revolving credit facility.
7316 Wisconsin Avenue
On January 12, 2018, the Company entered into an agreement to purchase for $35.5 million, plus approximately $0.7 million of acquisition costs, a 69,600 square foot office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Montgomery County, Maryland and has an earnest money deposit of $3.5 million at risk. The property has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the recently approved Bethesda Downtown Plan. The purchase price will be funded through the Company's revolving credit facility. The Company anticipates closing the acquisition on or before January 12, 2019.
Property Sales
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
Portfolio Leasing Status
The following chart sets forth certain information regarding commercial leases at our properties for the periods indicated.

	Total Properties		Total Square Footage		Percentage Leased
As of December 31,	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
2017	49	6	7,750,098	1,076,838	94.3%	94.5%
2016	49	6	7,882,054	1,076,208	96.0%	91.0%
2015	50	6	7,896,499	1,264,488	95.4%	91.0%

The residential components of Clarendon Center and Park Van Ness were 96.7% and 95.9% leased, respectively, at December 31, 2017. On a same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, the Shopping Center leasing percentage decreased to 94.2%

from 96.1% and the Mixed-Use leasing percentage increased to 94.5% from 91.0%. The overall portfolio leasing percentage, on a comparative same property basis, decreased to 94.2% at December 31, 2017 from 95.5% at December 31, 2016.
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

			Base Rent per Square Foot
Year ended December 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2017	1,315,192	280	$19.60	$19.45
2016	1,292,483	244	17.24	17.05
2015	1,583,310	259	15.15	14.82

Additional information about commercial leasing activity during the three months ended December 31, 2017, is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	20	42
Square feet	61,562	158,007
Per square foot average annualized:
Base rent	$21.94	$21.99
Tenant improvements	(3.95)	(0.27)
Leasing costs	(0.63)	(0.06)
Rent concessions	(0.50)	(0.02)
Effective rents	$16.86	$21.64

During 2017, the Company entered into 475 new or renewed apartment leases, excluding new leases at Park Van Ness. The monthly rent per square foot for the 395 leases for units that were previously occupied decreased to $3.51 from $3.54. During 2016, the Company entered into 216 new or renewed apartment leases. The monthly rent per square foot for these leases increased to $3.57 from $3.45. During 2015, the Company entered into 222 new or renewed apartment leases. The monthly rent per square foot for these leases was unchanged at $3.45.
As of December 31, 2017, 972,950 square feet of Commercial space was subject to leases scheduled to expire in 2018. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	972,950
Average base rent per square foot	$17.63
Estimated market base rent per square foot	$17.66

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate mortgage debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the mortgage debt at 5.83%. The aggregate fair value of the swap at December 31, 2017 was approximately $1.1 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of December 31, 2017, the Company had variable rate indebtedness totaling $75.1 million. If the interest rates on the Company’s variable rate debt instruments outstanding at December 31, 2017 had been one percent higher, our annual interest expense relating to these debt instruments would have increased by $751,400, based on those balances. As of December 31, 2017, the Company had fixed-rate indebtedness totaling $890.4 million with a weighted average interest rate of 5.25%. If interest rates on the Company’s fixed-rate debt instruments at December 31, 2017 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $47.5 million.
Item 8. Financial Statements and Supplementary Data
The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
F-1	(a) Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP.
F-3	(b) Consolidated Balance Sheets - December 31, 2017 and 2016.
F-4	(c) Consolidated Statements of Operations - Years ended December 31, 2017, 2016, and 2015.
F-5	(d) Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016, and 2015.
F-6	(e) Consolidated Statements of Equity - Years ended December 31, 2017, 2016, and 2015.
F-7	(f) Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016, and 2015.
F-8	(g) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Quarterly Assessment.
The Company carried out an assessment as of December 31, 2017 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer as appropriate. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chairman and Chief Executive Officer and its Senior Vice President-Chief Financial Officer, Secretary and Treasurer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
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
Assessment of Effectiveness of Disclosure Controls and Procedures
Based upon the assessments, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.
Assessment of Effectiveness of Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information this Item requires is incorporated by reference to the information under the captions “The Board of Directors,” “Corporate Governance – Ethical Conduct Policy and Senior Financial Officer Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Nominating and Corporate Governance Committee – Selection of Director Nominees,” and “Corporate Governance – Audit Committee” of the Company’s Proxy Statement to be filed with the SEC for its annual stockholders’ meeting to be held on May 11, 2018 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information this Item requires is incorporated by reference to the information contained in the Proxy Statement under the caption “Audit Committee Report – 2017 and 2016 Independent Registered Public Accounting Firm Fee Summary” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.		Financial Statements

The following financial statements of the Company and their consolidated subsidiaries are incorporated by reference in Part II, Item 8.

	(a)	Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

	(b)	Consolidated Balance Sheets - December 31, 2017 and 2016

	(c)	Consolidated Statements of Operations - Years ended December 31, 2017, 2016, and 2015.

	(d)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016, and 2015.

	(e)	Consolidated Statements of Equity - Years ended December 31, 2017, 2016, and 2015.

	(f)	Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016, and 2015.

	(g)	Notes to Consolidated Financial Statements

2.		Financial Statement Schedule and Supplementary Data

	(a)	Selected Quarterly Financial Data for the Company are incorporated by reference in Part II, Item 8

	(b)	Schedule of the Company:

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

(g)
Articles Supplementary to First Amended and Restated Articles of Incorporation of the Company, dated January 19, 2018, filed as Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed January 23, 2018 is hereby incorporated by reference.

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

(b)
Form specimen of receipt representing the depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock of Saul Centers, Inc. and included as part of Exhibit 4.2 to Saul Centers’ Registration Statement on Form 8-A on February 7, 2013 is hereby incorporated by reference.

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

(d)
Deposit Agreement, dated January 23, 2018, among the Company, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, filed as Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A filed January 23, 2018 is hereby incorporated by reference.

(e)
Specimen certificate representing the 6.125% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, of the Company, filed as Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed January 23, 2018 is hereby incorporated by reference.

10.	(a)
First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit No. 10.1 to Registration Statement No. 33-64562 is hereby incorporated by reference. The First Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, the Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership, and the Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the 1995 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 1997 Quarterly Report of the Company is hereby incorporated by reference. The Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 4.(c) to Registration Statement No. 333-41436, is hereby incorporated by reference. The Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2003 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2003 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the December 31, 2007 Annual Report of the Company on Form 10-K is hereby incorporated by reference. The Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the March 31, 2008 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.(a) of the September 30, 2011 Quarterly Report of the Company on Form 10-Q is hereby incorporated by reference. The Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated February 12, 2013 is hereby incorporated by reference.  The Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Saul Holdings Limited Partnership filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated November 12, 2014, is hereby incorporated by reference.  The Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Saul Holdings Limited Partnership, filed as Exhibit 10.1 of the Current Report of the Company on Form 8-K dated January 23, 2018, is hereby incorporated by reference.

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

(j)
Amended and Restated Credit Agreement, dated as of June 24, 2014, by and among Saul Holdings Limited Partnership as Borrower; Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger; JP Morgan Chase Bank, N.A., as Syndication Agent; and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., Capital One, N.A. and Citizens Bank of Pennsylvania as Lenders, as filed as Exhibit 10.1 of the Company's Current Report on Form 8-K, dated June 25, 2014, is hereby incorporated by reference.

(k)
Amended and Restated Guaranty, dated as of June 24, 2014, by and between Saul Centers, Inc., as Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent and Sole Lead Arranger for itself and other financial institutions as Lenders, as filed as Exhibit 10.2 of the Company's Current Report on Form 8-K, dated June 25, 2014, is hereby incorporated by reference.

(l)
Credit Agreement dated January 26, 2018, by and among: the Saul Holdings Limited Partnership, as Borrower; Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent; Capital One, National Association (“Capital One”), as Syndication Agent; TD Bank, N.A. (“TD Bank”) and U.S. Bank National Association (“U.S. Bank”), as Documentation Agents; and Wells Fargo, Capital One, TD Bank, U.S. Bank, Regions Bank and Associated Bank, National Association (“Associated Bank”), as Lenders (the “Agreement”) and filed as Exhibit 10.1 of the Current Report of the Company on Form 8‑K dated January 26, 2018, is hereby incorporated by reference.

(m)
Guaranty dated January 26, 2018, by and between: Saul Centers, Inc.; Saul Subsidiary I Limited Partnership; Saul Subsidiary II Limited Partnership; Briggs Chaney Plaza, LLC; Kentlands Lot 1, LLC; 11503 Rockville Pike LLC; Rockville Pike Holdings LLC; 1500 Rockville Pike LLC; Smallwood Village Center LLC; Westview Village Center LLC; Avenel VI, Inc.; Metro Pike Center LLC; and Washington Square Center, LLC, as Guarantors; in favor of Wells Fargo Bank, National Association, as Administrative Agent for the lenders from time to time party to that certain Credit Agreement dated January 26, 2018 and filed as Exhibit 10.2 of the Current Report of the Company on Form 8 K dated January 26, 2018, is hereby incorporated by reference.

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

(r)
Deed of Trust, Security Agreement and Fixture Filing, dated as of March 23, 2011, by Clarendon Center LLC to Lawyers Title Realty Services, Inc. as trustee for the benefit of The Prudential Insurance Company of America, as beneficiary, as filed as Exhibit 10.(b) of the Company’s Current Report on Form 8-K dated April 28, 2011, is hereby incorporated by reference.

(s)	Shared Services Agreement dated as of January 1, 2018, between B. F. Saul Company and Saul Centers, Inc., is filed herewith.

(t)
Purchase Agreement, dated as of August 9, 2011, by and among the Company, Saul Holdings Limited Partnership and B. F. Saul Real Estate Investment Trust and filed as Exhibit 10.(r) of the September 30, 2011 Quarterly Report of the Company is hereby incorporated by reference.

(u)
Promissory Note, dated as of August 14, 2017, by 750 North Glebe LLC to The Northwestern Mutual Life Insurance Company as filed as Exhibit 10.(a) of the September 30, 2017 Quarterly Report of the Company is hereby incorporated by reference.

(v)
Deed of Trust and Security Agreement, dated as of August 14, 2017, by 750 North Glebe LLC to Eric J. Ekeroth as trustee for the benefit of The Northwestern Mutual Life Insurance Company, as beneficiary, as filed as Exhibit 10.(b) of the September 30, 2017 Quarterly Report of the Company is hereby incorporated by reference.

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

101.
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUL CENTERS, INC.
(Registrant)

Date:	February 27, 2018	/s/ B. Francis Saul II
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

Date:	February 27, 2018	/s/ J. Page Lansdale
J. Page Lansdale, President and Director

Date:	February 27, 2018	/s/ Philip D. Caraci
Philip D. Caraci, Vice Chairman

Date:	February 27, 2018	/s/ Scott V. Schneider
Scott V. Schneider, Senior Vice President, Treasurer and Secretary (Principal Financial Officer)

Date:	February 27, 2018	/s/ Joel A. Friedman
Joel A. Friedman, Senior Vice President-Chief Accounting Officer (Principal Accounting Officer)

Date:	February 27, 2018	/s/ John E. Chapoton
John E. Chapoton, Director

Date:	February 27, 2018	/s/ G. Patrick Clancy, Jr.
G. Patrick Clancy, Jr., Director

Date:	February 27, 2018	/s/ Philip C. Jackson Jr.
Philip C. Jackson Jr., Director

Date:	February 27, 2018	/s/ Patrick F. Noonan
Patrick F. Noonan, Director

Date:	February 27, 2018	/s/ H. Gregory Platts
H. Gregory Platts, Director

Date:	February 27, 2018	/s/ Andrew M. Saul II
Andrew M. Saul II Director

Date:	February 27, 2018	/s/ Mark Sullivan III
Mark Sullivan III, Director

Date:	February 27, 2018
John R. Whitmore, Director

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Saul Centers, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)2(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 27, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Saul Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Saul Centers, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Saul Centers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated
February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Assessment of Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Tysons, Virginia
February 27, 2018

Saul Centers, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Assets
Real estate investments
Land	$450,256	$422,546
Buildings and equipment	1,261,830	1,214,697
Construction in progress	91,114	63,570
	1,803,200	1,700,813
Accumulated depreciation	(488,166)	(458,279)
	1,315,034	1,242,534
Cash and cash equivalents	10,908	8,322
Accounts receivable and accrued income, net	54,057	52,774
Deferred leasing costs, net	27,255	25,983
Prepaid expenses, net	5,248	5,057
Other assets	9,950	8,355
Total assets	$1,422,452	$1,343,025
Liabilities
Mortgage notes payable	$897,888	$783,400
Revolving credit facility payable	60,734	48,217
Construction loan payable	—	68,672
Dividends and distributions payable	18,520	17,953
Accounts payable, accrued expenses and other liabilities	23,123	20,838
Deferred income	29,084	30,696
Total liabilities	1,029,349	969,776
Equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 72,000 shares issued and outstanding	180,000	180,000
Common stock, $0.01 par value, 40,000,000 shares authorized, 22,123,128 and 21,704,359 shares issued and outstanding, respectively	221	217
Additional paid-in capital	352,590	328,171
Accumulated deficit	(197,710)	(188,584)
Accumulated other comprehensive loss	(696)	(1,299)
Total Saul Centers, Inc. equity	334,405	318,505
Noncontrolling interests	58,698	54,744
Total equity	393,103	373,249
Total liabilities and equity	$1,422,452	$1,343,025
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015
Revenue
Base rent	$181,141	$172,381	$168,303
Expense recoveries	35,347	34,269	32,911
Percentage rent	1,458	1,379	1,608
Other	9,339	9,041	6,255
Total revenue	227,285	217,070	209,077
Operating expenses
Property operating expenses	27,689	27,527	26,565
Provision for credit losses	906	1,494	915
Real estate taxes	26,997	24,680	23,663
Interest expense and amortization of deferred debt costs	47,225	45,683	45,165
Depreciation and amortization of deferred leasing costs	45,694	44,417	43,270
General and administrative	18,176	17,496	16,353
Acquisition related costs	—	60	84
Predevelopment expenses	—	—	132
Total operating expenses	166,687	161,357	156,147
Operating income	60,598	55,713	52,930
Change in fair value of derivatives	70	(6)	(10)
Gains on sales of properties	—	1,013	11
Net Income	60,668	56,720	52,931
Income attributable to noncontrolling interests	(12,411)	(11,441)	(10,463)
Net income attributable to Saul Centers, Inc.	48,257	45,279	42,468
Preferred dividends	(12,375)	(12,375)	(12,375)
Net income available to common stockholders	$35,882	$32,904	$30,093
Per share net income available to common stockholders
Basic	$1.64	$1.53	$1.42
Diluted	$1.63	$1.52	$1.42
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net income	$60,668	$56,720	$52,931
Other comprehensive income
Unrealized gain on cash flow hedge	812	678	124
Total comprehensive income	61,480	57,398	53,055
Comprehensive income attributable to noncontrolling interests	(12,620)	(11,616)	(10,495)
Total comprehensive income attributable to Saul Centers, Inc.	48,860	45,782	42,560
Preferred dividends	(12,375)	(12,375)	(12,375)
Total comprehensive income available to common stockholders	$36,485	$33,407	$30,185
The Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2014	$180,000	$209	$287,995	$(173,774)	$(1,894)	$292,536	$46,721	$339,257
Issuance of common stock:
201,212 shares pursuant to dividend reinvestment plan	—	3	10,647	—	—	10,650	—	10,650
117,886 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	1	6,366	—	—	6,367	—	6,367
Issuance of 107,037 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	5,673	5,673
Net income	—	—	—	42,468	—	42,468	10,463	52,931
Change in unrealized loss on cash flow hedge	—	—	—	—	92	92	32	124
Series C preferred stock distributions	—	—	—	(9,282)	—	(9,282)	—	(9,282)
Common stock distributions	—	—	—	(27,265)	—	(27,265)	(9,349)	(36,614)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.43/share) and partnership units ($0.43/unit)	—	—	—	(9,145)	—	(9,145)	(3,141)	(12,286)
Balance, December 31, 2015	180,000	213	305,008	(180,091)	(1,802)	303,328	50,399	353,727
Issuance of common stock:
186,797 shares pursuant to dividend reinvestment plan	—	2	10,309	—	—	10,311	—	10,311
251,323 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	12,854	—	—	12,856	—	12,856
Issuance of 124,758 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	6,910	6,910
Net income	—	—	—	45,279	—	45,279	11,441	56,720
Change in unrealized loss on cash flow hedge	—	—	—	—	503	503	175	678
Series C preferred stock distributions	—	—	—	(9,282)	—	(9,282)	—	(9,282)
Common stock distributions	—	—	—	(30,328)	—	(30,328)	(10,392)	(40,720)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.51/share) and partnership units ($0.51/unit)	—	—	—	(11,069)	—	(11,069)	(3,789)	(14,858)
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interests	Total
Balance, December 31, 2016	180,000	217	328,171	(188,584)	(1,299)	318,505	54,744	373,249
Issuance of common stock:
266,011 shares pursuant to dividend reinvestment plan	—	2	15,748	—	—	15,750	—	15,750
152,758 shares due to exercise of employee stock options and issuance of directors' deferred stock	—	2	8,671	—	—	8,673	—	8,673
Issuance of 111,351 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	6,735	6,735
Net income	—	—	—	48,257	—	48,257	12,411	60,668
Change in unrealized loss on cash flow hedge	—	—	—	—	603	603	209	812
Series C preferred stock distributions	—	—	—	(9,282)	—	(9,282)	—	(9,282)
Common stock distributions	—	—	—	(33,490)	—	(33,490)	(11,479)	(44,969)
Distributions payable on Series C preferred stock, $42.97 per share	—	—	—	(3,093)	—	(3,093)	—	(3,093)
Distributions payable common stock ($0.52/share) and partnership units ($0.52/unit)	—	—	—	(11,518)	—	(11,518)	(3,922)	(15,440)
Balance, December 31, 2017	$180,000	$221	$352,590	$(197,710)	$(696)	$334,405	$58,698	$393,103

The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$60,668	$56,720	$52,931
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	(70)	6	10
Gains on sales of properties	—	(1,013)	(11)
Depreciation and amortization of deferred leasing costs	45,694	44,417	43,270
Amortization of deferred debt costs	1,392	1,343	1,433
Non cash compensation costs of stock grants and options	1,672	1,603	1,434
Provision for credit losses	906	1,494	915
Increase in accounts receivable and accrued income	(1,643)	(3,525)	(5,216)
Additions to deferred leasing costs	(4,615)	(4,633)	(5,563)
Increase in prepaid expenses	(294)	(399)	(570)
(Increase) decrease in other assets	1,374	(6,368)	1,544
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,125	921	(937)
Decrease in deferred income	(2,759)	(1,476)	(344)
Net cash provided by operating activities	103,450	89,090	88,896
Cash flows from investing activities:
Acquisitions of real estate investments	(79,499)	(48,250)	(4,894)
Additions to real estate investments	(17,653)	(15,564)	(18,855)
Additions to development and redevelopment projects	(22,842)	(27,231)	(45,870)
Proceeds from sale of properties (1)	6,688	4,771	32
Net cash used in investing activities	(113,306)	(86,274)	(69,587)
Cash flows from financing activities:
Proceeds from mortgage notes payable	100,000	11,250	46,000
Repayments on mortgage notes payable	(55,679)	(24,653)	(52,963)
Proceeds from construction loans payable	1,437	24,937	39,817
Proceeds from revolving credit facility	63,000	78,500	20,000
Repayments on revolving credit facility	(51,000)	(57,500)	(35,000)
Additions to deferred debt costs	(2,583)	(125)	(296)
Proceeds from the issuance of:
Common stock	22,751	21,564	15,583
Partnership units	6,735	6,910	5,673
Distributions to:
Series C preferred stockholders	(12,375)	(12,375)	(12,375)
Common stockholders	(44,576)	(39,472)	(35,645)
Noncontrolling interests	(15,268)	(13,533)	(12,228)
Net cash provided by (used in) financing activities	12,442	(4,497)	(21,434)
Net increase (decrease) in cash and cash equivalents	2,586	(1,681)	(2,125)
Cash and cash equivalents, beginning of year	8,322	10,003	12,128
Cash and cash equivalents, end of year	$10,908	$8,322	$10,003
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,713	$44,066	$43,799
Increase (decrease) in accrued real estate investments and development costs	$2,097	$(7,098)	$5,201

(1)     Proceeds from sales of property excludes $1,275 of seller financing in connection with the sale of the Company's
Great Eastern property.

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
The following table lists the significant properties acquired, developed and/or disposed of by the Company since January 1, 2015.

Name of Property	Location	Type	Year of Acquisition/ Development/ Disposal
Acquisitions
726 N. Glebe Road*	Arlington, Virginia	Shopping Center	September 2015
700 N. Glebe Road	Arlington, Virginia	Development	August 2016
Burtonsville Town Square	Burtonsville, Maryland	Shopping Center	January 2017
Developments
Park Van Ness	Washington, DC	Mixed-Use	2013-2016
750 N. Glebe Road	Arlington, Virginia	Mixed-Use	2017
Dispositions
Crosstown Business Center	Tulsa, Oklahoma	Mixed-Use	December 2016
Great Eastern	District Heights, Maryland	Shopping Center	September 2017
*As of August 2016, this property was removed from operations and reclassified to development.
As of December 31, 2017, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Nature of Operations
The Company, which conducts all of its activities through its subsidiaries, the Operating Partnership and Subsidiary Partnerships, engages in the ownership, operation, management, leasing, acquisition, renovation, expansion, development and financing of community and neighborhood shopping centers and mixed-used properties, primarily in the Washington, DC/Baltimore metropolitan area. Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of a company with a portfolio that is more geographically diverse. A majority of the Shopping Centers are anchored by several major tenants. As of December 31, 2017, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two retail tenants, Giant Food (4.7%), a tenant at ten Shopping Centers and Capital One Bank (2.8%), a tenant at 18 properties, individually accounted for 2.5% or more of the Company’s total revenue for the year ended December 31, 2017.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Saul Centers, its subsidiaries, and the Operating Partnership and Subsidiary Partnerships which are majority owned by Saul Centers. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") of the Company because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.4% of the net income of the Operating Partnership. Because the Operating Partnership was already consolidated into the financial statements of the Company, the identification of it as a VIE has no impact on the consolidated financial statements of the Company.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The fair value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate in 2017, 2016, or 2015.
Interest, real estate taxes, development related salary costs and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, their rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized totaled $3.5 million, $2.5 million, and $2.2 million during 2017, 2016, and 2015, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvements expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvement, using the straight-line method. Depreciation expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, for the years ended December 31, 2017, 2016, and 2015, was $40.2 million, $38.8 million, and $37.7 million, respectively. Repairs and maintenance expense totaled $11.6 million, $11.8 million, and $11.6 million for 2017, 2016, and 2015, respectively, and is included in property operating expenses in the accompanying consolidated financial statements.
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases and amounts attributed to in place leases associated with acquired properties and are amortized, using the straight-line method, over the term of the lease or the remaining term of an

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

acquired lease. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Collectively, deferred leasing costs totaled $27.3 million and $26.0 million, net of accumulated amortization of approximately $35.3 million and $30.4 million, as of December 31, 2017 and 2016, respectively. Amortization expense, which is included in Depreciation and amortization of deferred leasing costs in the Consolidated Statements of Operations, totaled approximately $5.5 million, $5.6 million, and $5.6 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

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

	December 31,
(in thousands)	2017	2016

N. Glebe Road	$83,462	$58,147
Other	7,652	5,423
Total	$91,114	$63,570

Accounts Receivable and Accrued Income
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying consolidated financial statements are shown net of an allowance for doubtful accounts of $0.4 million and $2.0 million, at December 31, 2017 and 2016, respectively.

(In thousands)	Year ended December 31,
	2017	2016	2015
Beginning Balance	$1,958	$1,263	$677
Provision for Credit Losses	906	1,494	915
Charge-offs	(2,459)	(799)	(329)
Ending Balance	$405	$1,958	$1,263
In addition to rents due currently, accounts receivable also includes $44.1 million and $43.1 million, at December 31, 2017 and 2016, respectively, net of allowance for doubtful accounts totaling $0.2 million and $0.5 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
Assets Held for Sale
The Company considers properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash. Substantially all of the Company’s cash balances at December 31, 2017 are held in non-interest bearing accounts at various banks. From time to time the Company may maintain deposits with financial institutions in amounts in excess of federally insured limits. The Company has not experienced any losses on such deposits and believes it is not exposed to any significant credit risk on those deposits.
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $6.9 million and $7.5 million, net of accumulated amortization of $8.2 million and $7.3 million at December 31, 2017 and 2016, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets. At December 31, 2017, deferred debt costs totaling $1.8 million, related to the Glebe Road construction loan, which has no outstanding balance, are included in Other Assets in the Consolidated Balance Sheets.
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

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2017, the Company had no material unrecognized tax benefits and there exist no potentially significant unrecognized tax benefits which are reasonably expected to occur within the next twelve months. The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. No penalties and interest have been accrued in years 2017, 2016, and 2015. The tax basis of the Company’s real estate investments was approximately $1.32 billion and $1.26 billion as of December 31, 2017 and 2016, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2013.
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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the "Stock Plan"). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the common stock’s closing market price on the first trading day of the following quarter to determine the number of shares to be allocated to the director. As of December 31, 2017, the directors’ deferred fee accounts comprise 183,818 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Shareholders, and their issuance may not be deferred. Each director was issued 200 shares for each of the years ended December 31, 2017, 2016, and 2015. The shares were valued at the closing stock price on the dates the shares were awarded and included in general and administrative expenses in the total amounts of $130,700, $150,100, and $143,000, for the years ended December 31, 2017, 2016, and 2015, respectively.
Noncontrolling Interest
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.4% common interest as of December 31, 2017. Noncontrolling interest in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interest reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interest reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests held by the Saul Organization.
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

	December 31,
(Shares in thousands)	2017	2016	2015
Weighted average common shares outstanding - Basic	21,901	21,505	21,127
Effect of dilutive options	107	110	69
Weighted average common shares outstanding - Diluted	22,008	21,615	21,196
Average share price	$61.63	$58.96	$53.38
Non-dilutive options	—	129	111
Years non-dilutive options were issued		2007, 2015, and 2016	2007 and 2015
Legal Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, which are generally covered by insurance. Upon determination that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09 titled “Revenue from Contracts with Customers” and subsequently issued several related ASUs (collectively “ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance and will require an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is not permitted. ASU 2014-09 must be applied retrospectively by either restating prior periods or by recognizing the cumulative effect as of the first date of application. Management believes the majority of the Company's revenue falls outside of the scope of this guidance and does not anticipate any significant changes to the timing of the Company's revenue recognition. The Company intends to implement the standard retrospectively with the cumulative effect recognized in retained earnings at the date of adoption.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation” ("ASU 2015-02"). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation" ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for several aspects of share-based payments including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The transition method varies based on the specific amendment. The adoption of ASU 2016-09 effective January 1, 2017, did not have a material impact on our consolidated financial statements or related disclosures.
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
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective prospectively for annual periods beginning after December 15, 2017, and interim periods within those years. Early application is permitted for transactions for which the acquisition date occurs before the effective date provided the transaction has not been reported in the financial statements. The Company adopted ASU 2017-01 during the first quarter of 2017, the effect of which, for asset acquisitions, was (a) the capitalization of acquisition costs, instead of expense, and (b) recordation of acquired assets and assessment liabilities at relative fair value, instead of fair value.

Reclassifications
Certain reclassifications have been made to prior years to conform to the presentation used for year ended December 31, 2017.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

3.	REAL ESTATE ACQUIRED
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
Beacon Center
In the fourth quarter of 2016, the Company purchased for $22.7 million, including acquisition costs, the land underlying Beacon Center. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded in part by an $11.25 million increase to the existing mortgage collateralized by Beacon Center and in part by the Company’s revolving credit facility.
Southdale
In the fourth quarter of 2016, the Company purchased for $15.3 million, including acquisition costs, the land underlying Southdale. The land was previously leased by the Company with an annual rent of approximately $60,000. The purchase price was funded by the Company’s revolving credit facility.

Burtonsville Town Square
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square located in Burtonsville, Maryland.

Olney Shopping Center
In March 2017, the Company purchased for $3.1 million, including acquisition costs, the land underlying Olney Shopping Center. The land was previously leased by the Company with an annual rent of approximately $56,000. The purchase price was funded by the revolving credit facility.

Allocation of Purchase Price of Real Estate Acquired
The Company allocates the purchase price of real estate investment properties to various components, such as land, buildings and intangibles related to in-place leases and customer relationships, based on their relative fair values. See Note 2. Summary of Significant Accounting Policies-Real Estate Investment Properties.
During 2017, the Company purchased one property, Burtonsville Town Square, at a cost of $76.4 million, including acquisition costs. Of the total acquisition cost, $28.4 million was allocated to land, $45.8 million was allocated to buildings, $2.2 million was allocated to in-place leases, $0.6 million was allocated to above-market rent, and $(0.6) million was allocated to below-market rent, based on their relative fair values.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
The gross carrying amount of lease intangible assets included in deferred leasing costs as of December 31, 2017 and 2016 was $12.3 million and $10.1 million, respectively, and accumulated amortization was $7.5 million and $6.4 million, respectively. Amortization expense totaled $1.1 million, $1.0 million and $1.3 million, for the years ended December 31, 2017, 2016, and 2015, respectively. The gross carrying amount of below market lease intangible liabilities included in deferred income as of December 31, 2017 and 2016 was $25.1 million and $25.1 million, respectively, and accumulated amortization was $11.8 million and $10.6 million, respectively. Accretion income totaled $1.7 million, $1.8 million, and $1.8 million, for the years ended December 31, 2017, 2016, and 2015, respectively. The gross carrying amount of above market lease intangible assets included in accounts receivable as of December 31, 2017 and 2016 was $0.6 million and $10,200, respectively, and accumulated amortization was $39,500 and $7,800, respectively. Amortization expense totaled $31,600, $1,500 and $1,500, for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining weighted-average amortization period as of December 31, 2017 is 4.6 years, 5.8 years, and 8.8 years for lease acquisition costs, above market leases and below market leases, respectively.
As of December 31, 2017, scheduled amortization of intangible assets and deferred income related to in place leases is as follows:

(In thousands)	Lease acquisition costs	Above market leases	Below market leases
2018	$982	$33	$1,652
2019	780	33	1,515
2020	653	33	1,433
2021	530	33	1,409
2022	390	33	1,306
Thereafter	1,547	409	6,029
Total	$4,882	$574	$13,344

4.	NONCONTROLLING INTERESTS - HOLDERS OF CONVERTIBLE LIMITED PARTNERSHIP UNITS IN THE OPERATING PARTNERSHIP
The Saul Organization holds a 25.6% limited partnership interest in the Operating Partnership represented by 7,541,867 limited partnership units, as of December 31, 2017. The units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

with the Saul Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of December 31, 2017, approximately 740,000 units were eligible for conversion.
The impact of the Saul Organization’s 25.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average shares outstanding for the years ended December 31, 2017, 2016, and 2015, were 29,510,900, 28,989,900, and 28,449,400, respectively.

5.	MORTGAGE NOTES PAYABLE, REVOLVING CREDIT FACILITY, INTEREST EXPENSE AND AMORTIZATION OF DEFERRED DEBT COSTS
At December 31, 2017, the principal amount of outstanding debt totaled $965.5 million, of which $890.4 million was fixed rate debt and $75.1 million was variable rate debt. The principal amount of the Company’s outstanding debt totaled $907.8 million at December 31, 2016, of which $844.3 million was fixed rate debt and $63.5 million was variable rate debt. At December 31, 2017, the Company had a $275.0 million unsecured revolving credit facility, which can be used for working capital, property acquisitions or development projects. The revolving credit facility matures on June 23, 2018, and may be extended by the Company for one additional year subject to the Company’s satisfaction of certain conditions. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the revolving credit facility. Letters of credit may be issued under the revolving credit facility. On December 31, 2017, based on the value of the Company's unencumbered properties, approximately $213.8 million was available under the line, $61.0 million was outstanding and approximately $185,000 was committed for letters of credit. The interest rate under the facility is variable and equals the sum of one-month LIBOR and a margin that is based on the Company’s leverage ratio and which can range from 145 basis points to 200 basis points. As of December 31, 2017, the margin was 145 basis points.
Saul Centers is a guarantor of the revolving credit facility, of which the Operating Partnership is the borrower, a portion of the Metro Pike Center bank loan (approximately $7.8 million of the $14.1 million outstanding at December 31, 2017), a portion of the Park Van Ness construction-to-permanent loan (approximately $53.7 million of the $71.2 million outstanding balance at December 31, 2017), and a portion of the Kentlands Square II mortgage loan (approximately $9.2 million of the $36.5 million outstanding at December 31, 2017). All other notes payable are non-recourse.
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
On January 18, 2017, the Company closed on a 15-year, non-recourse $40.0 million mortgage loan secured by Burtonsville Town Square. The loan matures in 2032, bears interest at a fixed rate of 3.39%, requires monthly principal and interest payments of $197,900 based on a 25-year amortization schedule and requires a final payment of $20.3 million million at maturity.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

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
On November 20, 2017, the Company closed on a 15-year, non-recourse $60.0 million mortgage loan secured by Washington Square. The loan matures in 2032, bears interest at a fixed rate of 3.75%, requires monthly principal and interest payments of $308,500 based on a 25-year amortization schedule and requires a final payment of $31.1 million. Proceeds were used to repay the remaining balance of approximately $28.1 million on the existing mortgage and reduce the outstanding balance of the revolving credit facility.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following is a summary of notes payable as of December 31, 2017 and 2016.

Notes Payable	December 31,			Interest	Scheduled
(Dollars in thousands)	2017		2016	Rate *	Maturity *
Fixed rate mortgages:	$—	(a)	$29,428	6.01%	Feb-2018
	30,201	(b)	32,036	5.88%	Jan-2019
	9,783	(c)	10,372	5.76%	May-2019
	13,529	(d)	14,335	5.62%	Jul-2019
	13,543	(e)	14,325	5.79%	Sep-2019
	12,029	(f)	12,725	5.22%	Jan-2020
	9,948	(g)	10,277	5.60%	May-2020
	8,244	(h)	8,697	5.30%	Jun-2020
	37,998	(i)	39,213	5.83%	Jul-2020
	7,325	(j)	7,685	5.81%	Feb-2021
	5,649	(k)	5,808	6.01%	Aug-2021
	32,673	(l)	33,571	5.62%	Jun-2022
	9,999	(m)	10,253	6.08%	Sep-2022
	10,877	(n)	11,129	6.43%	Apr-2023
	12,577	(o)	13,401	6.28%	Feb-2024
	15,452	(p)	15,917	7.35%	Jun-2024
	13,438	(q)	13,832	7.60%	Jun-2024
	23,873	(r)	24,504	7.02%	Jul-2024
	28,115	(s)	28,945	7.45%	Jul-2024
	28,025	(t)	28,822	7.30%	Jan-2025
	14,537	(u)	14,961	6.18%	Jan-2026
	105,817	(v)	109,144	5.31%	Apr-2026
	32,016	(w)	33,097	4.30%	Oct-2026
	36,507	(x)	37,701	4.53%	Nov-2026
	17,086	(y)	17,630	4.70%	Dec-2026
	64,472	(z)	66,210	5.84%	May-2027
	15,859	(aa)	16,352	4.04%	Apr-2028
	39,968	(bb)	41,753	3.51%	Jun-2028
	16,055	(cc)	16,543	3.99%	Sep-2028
	27,884	(dd)	28,679	3.69%	Mar-2030
	14,950	(ee)	15,357	3.99%	Apr-2030
	39,140	(ff)	—	3.39%	Feb-2032
	71,211	(gg)	70,144	4.88%	Sep-2032
	60,000	(hh)	—	3.75%	Dec-2032
	11,613	(ii)	11,446	8.00%	Apr-2034
Total fixed rate	890,393		844,292	5.25%	8.6 Years
Variable rate loans:
	61,000	(jj)	49,000	LIBOR + 1.45%	Jun-2018
	14,135	(kk)	14,482	LIBOR + 1.65%	Feb-2018
Total variable rate	$75,135		$63,482	2.86%	0.4 Years
Total notes payable	$965,528		$907,774	5.07%	7.9 Years

*
Interest rate and scheduled maturity data presented as of December 31, 2017. Totals computed using weighted averages. Amounts shown are principal amounts and have not been reduced by any deferred debt issuance costs.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(a)
The loan was collateralized by Washington Square and required equal monthly principal and interest payments of $264,000 based upon a 27.5-year amortization schedule and a final payment of $28.0 million at loan maturity. In 2017, the loan was repaid in full and replaced with a new $60.0 million loan. See (hh) below.

(b)
The loan is collateralized by three shopping centers, Broadlands Village, The Glen and Kentlands Square I, and requires equal monthly principal and interest payments of $306,000 based upon a 25-year amortization schedule and a final payment of $28.4 million at loan maturity. Principal of $1.8 million was amortized during 2017.

(c)
The loan is collateralized by Olde Forte Village and requires equal monthly principal and interest payments of $98,000 based upon a 25-year amortization schedule and a final payment of $9.0 million at loan maturity. Principal of $589,000 was amortized during 2017.

(d)
The loan is collateralized by Countryside and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.3 million at loan maturity. Principal of $806,000 was amortized during 2017.

(e)
The loan is collateralized by Briggs Chaney MarketPlace and requires equal monthly principal and interest payments of $133,000 based upon a 25-year amortization schedule and a final payment of $12.2 million at loan maturity. Principal of $782,000 was amortized during 2017.

(f)
The loan is collateralized by Shops at Monocacy and requires equal monthly principal and interest payments of $112,000 based upon a 25-year amortization schedule and a final payment of $10.6 million at loan maturity. Principal of $696,000 was amortized during 2017.

(g)
The loan is collateralized by Boca Valley Plaza and requires equal monthly principal and interest payments of $75,000 based upon a 30-year amortization schedule and a final payment of $9.1 million at loan maturity. Principal of $329,000 was amortized during 2017.

(h)
The loan is collateralized by Palm Springs Center and requires equal monthly principal and interest payments of $75,000 based upon a 25-year amortization schedule and a final payment of $7.1 million at loan maturity. Principal of $453,000 was amortized during 2017.

(i)
The loan and a corresponding interest-rate swap closed on June 29, 2010 and are collateralized by Thruway. On a combined basis, the loan and the interest-rate swap require equal monthly principal and interest payments of $289,000 based upon a 25-year amortization schedule and a final payment of $34.8 million at loan maturity. Principal of $1.2 million was amortized during 2017.

(j)
The loan is collateralized by Jamestown Place and requires equal monthly principal and interest payments of $66,000 based upon a 25-year amortization schedule and a final payment of $6.1 million at loan maturity. Principal of $360,000 was amortized during 2017.

(k)
The loan is collateralized by Hunt Club Corners and requires equal monthly principal and interest payments of $42,000 based upon a 30-year amortization schedule and a final payment of $5.0 million, at loan maturity. Principal of $159,000 was amortized during 2017.

(l)
The loan is collateralized by Lansdowne Town Center and requires monthly principal and interest payments of $230,000 based on a 30-year amortization schedule and a final payment of $28.2 million at loan maturity. Principal of $898,000 was amortized during 2017.

(m)
The loan is collateralized by Orchard Park and requires equal monthly principal and interest payments of $73,000 based upon a 30-year amortization schedule and a final payment of $8.6 million at loan maturity. Principal of $254,000 was amortized during 2017.

(n)
The loan is collateralized by BJ’s Wholesale and requires equal monthly principal and interest payments of $80,000 based upon a 30-year amortization schedule and a final payment of $9.3 million at loan maturity. Principal of $252,000 was amortized during 2017.

(o)
The loan is collateralized by Great Falls shopping center. The loan consists of three notes which require equal monthly principal and interest payments of $138,000 based upon a weighted average 26-year amortization schedule and a final payment of $6.3 million at maturity. Principal of $824,000 was amortized during 2017.

(p)
The loan is collateralized by Leesburg Pike and requires equal monthly principal and interest payments of $135,000 based upon a 25-year amortization schedule and a final payment of $11.5 million at loan maturity. Principal of $465,000 was amortized during 2017.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

(q)
The loan is collateralized by Village Center and requires equal monthly principal and interest payments of $119,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $394,000 was amortized during 2017.

(r)
The loan is collateralized by White Oak and requires equal monthly principal and interest payments of $193,000 based upon a 24.4 year weighted amortization schedule and a final payment of $18.5 million at loan maturity. The loan was previously collateralized by Van Ness Square. During 2012, the Company substituted White Oak as the collateral and borrowed an additional $10.5 million. Principal of $631,000 was amortized during 2017.

(s)
The loan is collateralized by Avenel Business Park and requires equal monthly principal and interest payments of $246,000 based upon a 25-year amortization schedule and a final payment of $20.9 million at loan maturity. Principal of $830,000 was amortized during 2017.

(t)
The loan is collateralized by Ashburn Village and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $20.5 million at loan maturity. Principal of $797,000 was amortized during 2017.

(u)
The loan is collateralized by Ravenwood and requires equal monthly principal and interest payments of $111,000 based upon a 25-year amortization schedule and a final payment of $10.1 million at loan maturity. Principal of $424,000 was amortized during 2017.

(v)
The loan is collateralized by Clarendon Center and requires equal monthly principal and interest payments of $753,000 based upon a 25-year amortization schedule and a final payment of $70.5 million at loan maturity. Principal of $3.3 million was amortized during 2017.

(w)
The loan is collateralized by Severna Park MarketPlace and requires equal monthly principal and interest payments of $207,000 based upon a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $1.1 million was amortized during 2017.

(x)
The loan is collateralized by Kentlands Square II and requires equal monthly principal and interest payments of $240,000 based upon a 25-year amortization schedule and a final payment of $23.1 million at loan maturity. Principal of $1.2 million was amortized during 2017.

(y)
The loan is collateralized by Cranberry Square and requires equal monthly principal and interest payments of $113,000 based upon a 25-year amortization schedule and a final payment of $10.9 million at loan maturity. Principal of $544,000 was amortized during 2017.

(z)
The loan in the original amount of $73.0 million closed in May 2012, is collateralized by Seven Corners and requires equal monthly principal and interest payments of $463,200 based upon a 25-year amortization schedule and a final payment of $42.3 million at loan maturity. Principal of $1.7 million was amortized during 2017.

(aa)
The loan is collateralized by Hampshire Langley and requires equal monthly principal and interest payments of $95,400 based upon a 25 -year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $493,000 was amortized in 2017.

(bb)
The loan is collateralized by Beacon Center and requires equal monthly principal and interest payments of $268,500 based upon a 20-year amortization schedule and a final payment of $17.1 million at loan maturity. Principal of $1.8 million was amortized in 2017.

(cc)
The loan is collateralized by Seabreeze Plaza and requires equal monthly principal and interest payments of $94,900 based upon a 25-year amortization schedule and a final payment of $9.5 million at loan maturity. Principal of $488,000 was amortized in 2017.

(dd)
The loan is collateralized by Shops at Fairfax and Boulevard shopping centers and requires equal monthly principal and interest payments totaling $153,300 based upon a 25-year amortization schedule and a final payment of $15.5 million at maturity. Principal of $795,000 was amortized in 2017.

(ee) The loan is collateralized by Northrock and requires equal monthly principal and interest payments totaling $84,400 based upon a 25-year amortization schedule and a final payment of $8.4 million at maturity. Principal of $407,000 was amortized in 2017.

(ff)
The loan is collateralized by Burtonsville Town Square and requires equal monthly principal and interest payments of $198,000 based on a 25-year amortization schedule and a final payment of $20.3 million at loan maturity. Principal of $860,000 was amortized in 2017.

(gg)
The loan is a $71.6 million construction-to-permanent facility that is collateralized by and financed a portion of the construction costs of Park Van Ness. During the construction period, interest was funded by the loan. Effective September 1, 2017, the loan converted to permanent financing and requires monthly principal and

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

interest payments totaling $413,500 based upon a 25-year amortization schedule. A final payment of $39.6 million will be due at maturity. Principal of $369,000 was amortized in 2017.

(hh)
The loan is collateralized by Washington Square and requires equal monthly principal and interest payments of $308,000 based upon a 25-year amortization schedule and a final payment of $31.1 million at loan maturity.

(ii)
The Company entered into a sale-leaseback transaction with its Olney property and is accounting for that transaction as a secured financing. The arrangement requires monthly payments of $60,400 which increase by 1.5% on May 1, 2015, and every May 1 thereafter. The arrangement provides for a final payment of $14.7 million and has an implicit interest rate of 8.0%. Negative amortization in 2017 totaled $167,000.

(jj)
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

(kk)
The loan is collateralized by Metro Pike Center and requires monthly principal and interest payments of approximately $48,000 and a final payment of $14.2 million at loan maturity. Principal of $347,000 was amortized during 2017.

The carrying value of the properties collateralizing the mortgage notes payable totaled $1.0 billion and $957.2 million, as of December 31, 2017 and 2016, respectively. The Company’s credit facility requires the Company and its subsidiaries to maintain certain financial covenants, which are summarized below. The Company was in compliance as of December 31, 2017.

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
Mortgage notes payable at each of December 31, 2017 and 2016, totaling $51.0 million, are guaranteed by members of the Saul Organization. As of December 31, 2017, the scheduled maturities of all debt including scheduled principal amortization for years ended December 31 are as follows:

(in thousands)	Balloon Payments		Scheduled Principal Amortization	Total
2018	$75,105	(a)	$30,160	$105,265
2019	60,793		29,272	90,065
2020	61,163		26,743	87,906
2021	11,012		26,456	37,468
2022	36,503		26,958	63,461
Thereafter	436,325		145,038	581,363
Principal amount	$680,901		$284,627	965,528
Unamortized deferred debt costs				6,906
Net				$958,622
(a) Includes $61.0 million outstanding under the line of credit.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The components of interest expense are set forth below.

(in thousands)	Year ended December 31,
	2017	2016	2015
Interest incurred	$49,322	$46,867	$45,898
Amortization of deferred debt costs	1,392	1,343	1,433
Capitalized interest	(3,489)	(2,527)	(2,166)
Total	$47,225	$45,683	$45,165
Deferred debt costs capitalized during the years ending December 31, 2017, 2016 and 2015 totaled $2.6 million, $0.1 million and $0.3 million, respectively.

6.	LEASE AGREEMENTS
Lease income includes primarily base rent arising from noncancelable leases. Base rent (including straight-line rent) for the years ended December 31, 2017, 2016, and 2015, amounted to $181.1 million, $172.4 million, and $168.3 million, respectively. Future contractual payments under noncancelable leases for years ended December 31 (which exclude the effect of straight-line rents), are as follows:

(in thousands)
2018	$160,025
2019	141,097
2020	120,369
2021	100,766
2022	77,312
Thereafter	245,103
$844,672
The majority of the leases provide for rental increases and expense recoveries based on fixed annual increases or increases in the Consumer Price Index and increases in operating expenses. The expense recoveries generally are payable in equal installments throughout the year based on estimates, with adjustments made in the succeeding year. Expense recoveries for the years ended December 31, 2017, 2016, and 2015, amounted to $35.3 million, $34.3 million, and $32.9 million, respectively. In addition, certain retail leases provide for percentage rent based on sales in excess of the minimum specified in the tenant’s lease. Percentage rent amounted to $1.5 million, $1.4 million, and $1.6 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

7.	LONG-TERM LEASE OBLIGATIONS
During 2016 and 2017, the Company purchased the land underlying Olney, Beacon Center and Southdale - See Note 3. As a result, at December 31, 2017, no properties are subject to noncancelable long-term leases which apply to underlying land. Reflected in the accompanying consolidated financial statements is minimum ground rent expense of $10,500, $159,000, $176,000, for the years ended December 31, 2017, 2016, and 2015, respectively.

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
The Company’s corporate headquarters space is leased by a member of the Saul Organization. The lease commenced in March 2002, and expires in February 2022. The Company and the Saul Organization entered into a Shared Services Agreement whereby each party pays an allocation of total rental payments based on a

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

percentage proportionate to the number of employees employed by each party. The Company’s rent expense for the years ended December 31, 2017, 2016, and 2015 was $774,700, $843,300, and $904,900, respectively. Expenses arising from the lease are included in general and administrative expense (see Note 9 – Related Party Transactions).

8.	EQUITY AND NONCONTROLLING INTEREST
The Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015 reflect noncontrolling interest of $12.4 million, $11.4 million, and $10.5 million, respectively, representing the Saul Organization’s share of the net income for the year.
The Company has outstanding, 7.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Stock"). The depositary shares may be redeemed on or after February 12, 2018 at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $349,500, $329,000, and $400,000, for 2017, 2016, and 2015, respectively. All amounts deferred by employees and contributed by the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the years ended December 31, 2017, 2016, and 2015, the Company contributed three times the amount deferred by employees. The Company’s expense, included in general and administrative expense, totaled $228,500, $250,800, and $224,900, for the years ended December 31, 2017, 2016, and 2015, respectively. All amounts deferred by employees and the Company are fully vested. The cumulative unfunded liability under this plan was $2.4 million and $2.1 million, at December 31, 2017 and 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. Senior management has determined that the final allocations of shared costs are reasonable. The terms of the Agreement and the payments made thereunder are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Net billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the years ended December 31,

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

2017, 2016, and 2015, which included rental expense for the Company’s headquarters lease (see Note 7. Long Term Lease Obligations), totaled $8.1 million, $7.2 million, and $8.2 million, respectively. The amounts are expensed when incurred and are primarily reported as general and administrative expenses or capitalized to specific development projects in these consolidated financial statements. As of December 31, 2017 and 2016, accounts payable, accrued expenses and other liabilities included $993,200 and $829,000, respectively, representing billings due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and counter-signature fees in connection with the Company’s insurance program. Such commissions and fees amounted to approximately $288,400, $360,500, and $443,500, for the years ended December 31, 2017, 2016, and 2015, respectively.
In August 2016, the Company entered into an agreement to acquire from the Trust, for an initial purchase price of $8.8 million, approximately 14.3 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Loudoun County, Virginia. In order to allow the Company time to pre-lease and complete project plans and specifications, the parties have agreed to a closing date in the second quarter of 2018, at which time the Company will exchange limited partnership units for the land. The number of limited partnership units to be exchanged will be based on the initial purchase price and the average share value (as defined in the agreement) of the Company’s common stock at the time of the exchange. The Company intends to construct a shopping center and, upon stabilization, may be obligated to issue additional limited partnership units to the Trust.

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
Effective April 25, 2008, the Compensation Committee granted options to purchase 30,000 shares (all nonqualified stock options) to 12 Company directors (the “2008 Options”), which were immediately exercisable and expire on April 24, 2018. The exercise price of $50.15 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2008 Options to be $254,700. Because the directors’ options vested immediately, the entire $254,700 was expensed as of the date of grant. No options were granted to the Company’s officers in 2008.
Effective April 24, 2009, the Compensation Committee granted options to purchase 32,500 shares (all nonqualified stock options) to 13 Company directors (the “2009 Options”), which were immediately exercisable and

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

expire on April 23, 2019. The exercise price of $32.68 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2009 Options to be $222,950. Because the directors’ options vested immediately, the entire $222,950 was expensed as of the date of grant. No options were granted to the Company’s officers in 2009.
Effective May 7, 2010, the Compensation Committee granted options to purchase 32,500 shares (all nonqualified stock options) to 13 Company directors (the “2010 Options”), which were immediately exercisable and expire on May 6, 2020. The exercise price of $38.76 per share was the closing market price of the Company’s common stock on the date of the award. Using the Black-Scholes model, the Company determined the total fair value of the 2010 Options to be $287,950. Because the directors’ options vested immediately, the entire $287,950 was expensed as of the date of grant. No options were granted to the Company’s officers in 2010.
Effective May 13, 2011, the Compensation Committee granted options to purchase 195,000 shares (65,300 incentive stock options and 129,700 nonqualified stock options) to 15 Company officers and 13 Company Directors (the “2011 options”), which expire on May 12, 2021. The officers’ 2011 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2011 options were immediately exercisable. The exercise price of $41.82 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2011 Options to be $1.6 million, of which $1.3 million and $297,375 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $297,375 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 4, 2012, the Compensation Committee granted options to purchase 277,500 shares (26,157 incentive stock options and 251,343 nonqualified stock options) to 15 Company officers and 14 Company Directors (the “2012 options”), which expire on May 3, 2022. The officers’ 2012 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2012 Options were immediately exercisable. The exercise price of $39.29 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2012 Options to be $1.7 million, of which $1.4 million and $257,250 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $257,250 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
Effective May 10, 2013, the Compensation Committee granted options to purchase 237,500 shares (35,592 incentive stock options and 201,908 nonqualified stock options) to 15 Company officers and 14 Company Directors (the "2013 options"), which expire on May 9, 2023. The officers' 2013 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors' 2013 options were immediately exercisable. The exercise price of $44.42 per share was the closing market price of the Company's common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2013 Options to be $1.5 million, of which $1.2 million and $278,250 were assigned to the officer options and director options, respectively. Because the directors' options vested immediately, the entire $278,250 was expensed as of the date of grant. The expense for the officers' options is being recognized as compensation expense monthly during the four years the option was vested.
Effective May 9, 2014, the Compensation Committee granted options to purchase 200,000 shares (29,300 incentive stock options and 170,700 nonqualified stock options) to 18 Company officers and 12 Company Directors (the “2014 options”), which expire on May 8, 2024. The officers’ 2014 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2014 Options were immediately exercisable. The exercise price of $47.03 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2014 Options to be $1.3 million, of which $1.2 million and $109,500 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $109,500 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

Effective May 8, 2015, the Compensation Committee granted options to purchase 225,000 shares (33,690 incentive stock options and 191,310 nonqualified stock options) to 19 Company officers and 14 Company Directors (the “2015 options”), which expire on May 7, 2025. The officers’ 2015 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2015 Options were immediately exercisable. The exercise price of $51.07 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2015 Options to be $1.57 million, of which $1.44 million and $125,300 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $125,300 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
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
Effective May 5, 2017, the Compensation Committee granted options to purchase 232,500 shares (21,492 incentive stock options and 211,008 nonqualified stock options) to 20 Company officers and 11 Company Directors (the “2017 options”), which expire on May 4, 2027. The officers’ 2017 Options vest 25% per year over four years and are subject to early expiration upon termination of employment. The directors’ 2017 Options were immediately exercisable. The exercise price of $59.41 per share was the closing market price of the Company’s common stock on the date of award. Using the Black-Scholes model, the Company determined the total fair value of the 2017 Options to be $1.4 million, of which $1.2 million and $165,550 were assigned to the officer options and director options, respectively. Because the directors’ options vested immediately, the entire $165,550 was expensed as of the date of grant. The expense for the officers’ options is being recognized as compensation expense monthly during the four years the options vest.
The following table summarizes the amount and activity of each grant, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

SAUL CENTERS, INC. Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
Stock options issued
	Directors
Grant date	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	Subtotals
Total grant	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	322,500
Vested	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	322,500
Exercised	20,000	27,500	25,000	22,500	22,500	22,500	17,500	12,500	7,500	—	177,500
Forfeited	7,500	—	2,500	2,500	—	—	—	—	—	—	12,500
Exercisable at December 31, 2017	2,500	5,000	5,000	7,500	12,500	12,500	12,500	22,500	25,000	27,500	132,500
Remaining unexercised	2,500	5,000	5,000	7,500	12,500	12,500	12,500	22,500	25,000	27,500	132,500
Exercise price	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41
Volatility	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166	0.173
Expected life (years)	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%	3.45%
Risk-free rate	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%	1.89%
Total value at grant date	$255	$223	$288	$297	$257	$278	$110	$125	$151	$166	$2,150
Expensed in previous years	255	223	288	297	257	278	110	—	—	—	1,708
Expensed in 2015	—	—	—	—	—	—	—	125	—	—	125
Expensed in 2016	—	—	—	—	—	—	—	—	151	—	151
Expensed in 2017	—	—	—	—	—	—	—	—	—	166	166
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	Subtotals			Grand Totals
Total grant	162,500	242,500	202,500	170,000	190,000	194,000	205,000	1,366,500			1,689,000
Vested	118,750	107,500	171,875	126,875	94,375	48,500	—	667,875			990,375
Exercised	96,100	91,830	116,500	41,250	20,000	3,750	—	369,430			546,930
Forfeited	43,750	135,000	30,625	1,875	3,125	1,875	—	216,250			228,750
Exercisable at December 31, 2017	22,650	15,670	55,375	85,625	74,375	44,750	—	298,445			430,945
Remaining unexercised	22,650	15,670	55,375	126,875	166,875	188,375	205,000	780,820			913,320
Exercise price	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41
Volatility	0.330	0.315	0.304	0.306	0.298	0.185	0.170
Expected life (years)	8.0	8.0	8.0	7.0	7.0	7.0	7.0
Assumed yield	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%	3.50%
Risk-free rate	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%	2.17%
Gross value at grant date	$1,366	$1,518	$1,401	$1,350	$1,585	$1,137	$1,324	$9,681			$11,831
Estimated forfeitures	368	845	212	169	142	86	92	1,914			1,914
Expensed in previous years	909	419	493	197	—	—	—	2,018			3,726
Expensed in 2015	89	157	269	296	240	—	—	1,051			1,176
Expensed in 2016	—	97	269	295	361	175	—	1,197			1,348
Expensed in 2017	—	—	158	295	361	263	205	1,282			1,448
Future expense	—	—	—	98	481	613	1,027	2,219			2,219
Weighted average term of remaining future expense	2.5	years

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The table below summarizes the option activity for the years 2017, 2016, and 2015:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	833,630	$49.92	860,274	$46.58	748,208	$44.79
Granted	232,500	59.41	226,500	57.74	225,000	51.07
Exercised	(149,060)	46.97	(246,894)	45.59	(112,934)	43.67
Expired/Forfeited	(3,750)	53.73	(6,250)	45.31	—	—
Outstanding December 31	913,320	52.80	833,630	49.92	860,274	46.58
Exercisable at December 31	430,945	48.94	375,255	46.68	435,899	45.33

The intrinsic value of options exercised in 2017, 2016, and 2015, was $2.2 million, $3.4 million and $1.5 million, respectively. The intrinsic value of options outstanding and exercisable at year end 2017 was $8.2 million and $5.5 million, respectively. The intrinsic value measures the difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The date of exercise was the measurement date for shares exercised during the period. At December 29, 2017, the final trading day of calendar 2017, the closing price of $61.75 per share was used for the calculation of aggregate intrinsic value of options outstanding and exercisable at that date. The weighted average remaining contractual life of the Company’s exercisable and outstanding options at December 31, 2017 are 6.5 and 7.5 years, respectively.

11.     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed rate financing, and assuming long term interest rates of approximately 3.90% and 4.25%, would be approximately $951.7 million and $851.3 million as of December 31, 2017 and 2016, respectively, compared to the principal balance of $890.4 million and $844.3 million at December 31, 2017 and 2016, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
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

(Dollars in thousands)	Year ended December 31,
	2017	2016	2015
Increase (decrease) in fair value:
Recognized in earnings	$70	$(6)	$(10)
Recognized in other comprehensive income	812	678	124
Total	$882	$672	$114
The Company carries its interest rate swaps at fair value. The Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and are not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified by the market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of December 31, 2017, the fair value of the interest-rate swap was approximately $1.1 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap designated as a cash flow hedge is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.
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
The Company paid common stock distributions of $2.04 per share in 2017, $1.84 per share in 2016, and $1.69 per share during 2015 and Series C preferred stock dividends of $1.72 per depositary share during each of 2017, 2016, and 2015. Of the common stock dividends paid, $1.70 per share, $1.75 per share, and $1.69 per share, represented ordinary dividend income in 2017, 2016, and 2015, respectively, and $0.34 per share and $0.09 per share represented return of capital to the shareholders in 2017 and 2016, respectively. All of the preferred stock dividends paid were considered ordinary dividend income.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

The following summarizes distributions paid during the years ended December 31, 2017, 2016, and 2015, and includes activity in the Plan as well as limited partnership units issued from the reinvestment of unit distributions:

	Total Distributions to			Dividend Reinvestments
(Dollars in thousands, except per share amounts)	Preferred Stockholders	Common Stockholders	Limited Partnership Unitholders	Common Stock Shares Issued	Discounted Share Price	Limited Partnership Units Issued	Average Unit Price
Distributions during 2017
October 31	$3,094	$11,221	$3,838	82,991	$59.33	15,596	$60.08
July 31	3,094	11,160	3,830	85,731	57.40	16,021	58.13
April 30	3,094	11,119	3,810	51,003	59.64	40,623	59.96
January 31	3,093	11,076	3,790	46,286	61.85	39,111	62.15
Total 2017	$12,375	$44,576	$15,268	266,011		111,351
Distributions during 2016
October 31	$3,094	$10,168	$3,478	44,176	$57.18	30,891	$57.18
July 31	3,094	10,133	3,465	39,487	65.64	26,897	65.64
April 30	3,094	10,029	3,449	48,854	51.59	34,201	51.59
January 31	3,093	9,142	3,141	54,280	49.24	32,769	49.24
Total 2016	$12,375	$39,472	$13,533	186,797		124,758
Distributions during 2015
October 31	$3,094	$9,106	$3,129	47,313	$55.73	28,936	$55.73
July 31	3,094	9,081	3,115	56,003	50.30	32,041	50.30
April 30	3,094	9,055	3,104	54,921	50.21	25,264	50.21
January 31	3,093	8,403	2,880	42,975	56.74	20,796	56.74
Total 2015	$12,375	$35,645	$12,228	201,212		107,037
In December 2017, the Board of Directors of the Company authorized a distribution of $0.52 per common share payable in January 2018, to holders of record on January 17, 2018. As a result, $11.5 million was paid to common shareholders on January 31, 2018. Also, $3.9 million was paid to limited partnership unitholders on January 31, 2018 ($0.52 per Operating Partnership unit). The Board of Directors authorized preferred stock dividends of $0.4297 per Series C depositary share to holders of record on January 2, 2018. As a result, $3.1 million was paid to preferred shareholders on January 15, 2018. These amounts are reflected as a reduction of stockholders’ equity in the case of common stock and preferred stock dividends and noncontrolling interests deductions in the case of limited partner distributions and are included in dividends and distributions payable in the accompanying consolidated financial statements.

SAUL CENTERS, INC.
Notes to Consolidated Financial Statements

14.	INTERIM RESULTS (Unaudited)
The following summary presents the results of operations of the Company for the quarterly periods of calendar years 2017 and 2016.

(In thousands, except per share amounts)	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$58,466	$55,907	$56,237	$56,675
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	17,374	14,422	14,386	14,416
Gain on sales of properties	—	—	—	—
Net income attributable to Saul Centers, Inc.	13,704	11,510	11,483	11,560
Net income available to common stockholders	10,610	8,416	8,390	8,466
Net income available to common stockholders per diluted share	0.49	0.38	0.38	0.38

(In thousands, except per share amounts)	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$56,926	$52,710	$53,233	$54,201
Operating income before loss on early extinguishment of debt, gain on casualty settlement, and noncontrolling interests	16,381	13,250	12,722	13,360
Gain on sales of properties	—	—	—	1,013
Net income attributable to Saul Centers, Inc.	12,948	10,627	10,239	11,465
Net income available to common stockholders	9,854	7,533	7,146	8,371
Net income available to common stockholders per diluted share	0.46	0.35	0.33	0.38

15.	BUSINESS SEGMENTS
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

SAUL CENTERS, INC. Notes to Consolidated Financial Statements
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2017	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$165,853	$61,352	$80	$227,285
Expenses	(34,675)	(20,917)	—	(55,592)
Income from real estate	131,178	40,435	80	171,693
Interest expense and amortization of deferred debt costs	—	—	(47,225)	(47,225)
General and administrative	—	—	(18,176)	(18,176)
Subtotal	131,178	40,435	(65,321)	106,292
Depreciation and amortization of deferred leasing costs	(29,977)	(15,717)	—	(45,694)
Change in fair value of derivatives	—	—	70	70
Net income (loss)	$101,201	$24,718	$(65,251)	$60,668
Capital investment	$90,896	$29,098	$—	$119,994
Total assets	$974,061	$438,283	$10,108	$1,422,452

As of or for the year ended December 31, 2016
Real estate rental operations:
Revenue	$160,179	$56,840	$51	$217,070
Expenses	(34,931)	(18,770)	—	(53,701)
Income from real estate	125,248	38,070	51	163,369
Interest expense and amortization of deferred debt costs	—	—	(45,683)	(45,683)
General and administrative	—	—	(17,496)	(17,496)
Subtotal	125,248	38,070	(63,128)	100,190
Depreciation and amortization of deferred leasing costs	(29,964)	(14,453)	—	(44,417)
Acquisition related costs	(60)	—	—	(60)
Change in fair value of derivatives	—	—	(6)	(6)
Gain on sale of property	—	1,013	—	1,013
Net income (loss)	$95,224	$24,630	$(63,134)	$56,720
Capital investment	$64,044	$27,001	$—	$91,045
Total assets	$976,545	$358,419	$8,061	$1,343,025

SAUL CENTERS, INC. Notes to Consolidated Financial Statements (continued)
(In thousands)	Shopping	Mixed-Use	Corporate	Consolidated
As of or for the year ended December 31, 2015	Centers	Properties	and Other	Totals
Real estate rental operations:
Revenue	$156,110	$52,916	$51	$209,077
Expenses	(33,877)	(17,266)	—	(51,143)
Income from real estate	122,233	35,650	51	157,934
Interest expense and amortization of deferred debt costs	—	—	(45,165)	(45,165)
General and administrative	—	—	(16,353)	(16,353)
Subtotal	122,233	35,650	(61,467)	96,416
Depreciation and amortization of deferred leasing costs	(30,171)	(13,099)	—	(43,270)
Acquisition related costs	(84)	—	—	(84)
Predevelopment expenses	(57)	(75)	—	(132)
Change in fair value of derivatives	—	—	(10)	(10)
Gain on sale of property	11	—	—	11
Net income (loss)	$91,932	$22,476	$(61,477)	$52,931
Capital investment	$17,159	$52,460	$—	$69,619
Total assets	$931,256	$354,254	$9,898	$1,295,408

16.	Subsequent Events

On January 12, 2018, the Company entered into an agreement to purchase for $35.5 million, plus approximately $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Montgomery County, Maryland and has an earnest money deposit of $3.5 million at risk. The purchase price will be funded through the Company's revolving credit facility. The Company anticipates closing the acquisition on or before January 12, 2019.
On January 23, 2018, the Company sold, in an underwritten public offering, 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the “Series D Stock”) and received net cash proceeds totaling approximately $72.6 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The first dividend is scheduled to be paid on April 15, 2018, and cover the period from January 23, 2018, through March 31, 2018. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
On January 26, 2018, the Company replaced its revolving credit facility, which was scheduled to expire on June 23, 2018, with a new credit facility. The new credit facility is comprised of a $75.0 million term facility that matures on January 26, 2023, and a $325.0 million revolving facility that matures on January 26, 2022, and can be extended for one year at the Company’s option, subject to satisfaction of certain conditions. The terms, conditions and covenants of the new credit facility are substantially the same as the existing credit facility.
On February 22, 2018, the Company used the net proceeds from the sale of the Series D Stock, together with cash on hand, to redeem 3.0 million depositary shares, each representing 1/100th of a share of Series C Stock at a price of $25.00 per depositary share, plus accrued dividends.

Schedule III

SAUL CENTERS, INC. Real Estate and Accumulated Depreciation December 31, 2017 (Dollars in Thousands)
		Costs									Buildings
		Capitalized	Basis at Close of Period								and
	Initial Basis	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	Book Value	Related Debt	Date of Construction	Date Acquired	Improvements Depreciable Lives in Years
Shopping Centers
Ashburn Village, Ashburn, VA	$11,431	$20,278	$6,764	$24,945	$31,709	$12,993	$18,716	$28,025	1994 & 2000-6	3/94	40
Ashland Square Phase I, Dumfries, VA	1,178	7,503	1,178	7,503	8,681	1,764	6,917	—	2007, 2013	12/04	20 & 50
Beacon Center, Alexandria, VA	24,161	18,426	22,674	19,913	42,587	14,288	28,299	39,968	1960 & 1974	1/72, 11/16	40 & 50
BJ’s Wholesale Club, Alexandria, VA	22,623	—	22,623	—	22,623	—	22,623	10,877		3/08	—
Boca Valley Plaza, Boca Raton, FL	16,720	1,768	5,735	12,753	18,488	4,424	14,064	9,948		2/04	40
Boulevard, Fairfax, VA	4,883	4,461	3,687	5,657	9,344	2,808	6,536	16,730	1969, 1999 & 2009	4/94	40
Briggs Chaney MarketPlace, Silver Spring, MD	27,037	4,143	9,789	21,391	31,180	7,908	23,272	13,543		4/04	40
Broadlands Village, Ashburn, VA	5,316	27,954	5,300	27,970	33,270	10,933	22,337	16,082	2003, 2004 & 2006	3/02	40 & 50
Burtonsville Town Square, Burtonsville, MD	74,212	342	28,401	46,153	74,554	1,095	73,459	39,140	2010	1/17	20 & 45
Countryside Marketplace, Sterling, VA	28,912	3,752	7,666	24,998	32,664	8,838	23,826	13,529		2/04	40
Cranberry Square, Westminster, MD	31,578	640	6,700	25,518	32,218	4,105	28,113	17,086		9/11	40
Cruse MarketPlace, Cumming, GA	12,226	448	3,901	8,773	12,674	3,057	9,617	—		3/04	40
Flagship Center, Rockville, MD	160	9	169	—	169	—	169	—	1972	1/72	—
French Market, Oklahoma City, OK	5,781	13,829	1,118	18,492	19,610	11,191	8,419	—	1972 & 1998	3/74	50
Germantown, Germantown, MD	2,034	567	2,034	567	2,601	297	2,304	—	1990	8/93	40
The Glen, Woodbridge, VA	12,918	8,098	5,300	15,716	21,016	9,026	11,990	7,696	1993 & 2005	6/94	40
Great Falls Center, Great Falls, VA	41,750	3,178	14,766	30,162	44,928	7,719	37,209	12,577		3/08	40
Hampshire Langley, Takoma, MD	3,159	3,499	1,856	4,802	6,658	3,702	2,956	15,859	1960	1/72	40
Hunt Club Corners, Apopka, FL	12,584	4,034	4,822	11,796	16,618	3,801	12,817	5,649		6/06, 12/12	40
Jamestown Place, Altamonte Springs, FL	14,055	1,603	4,455	11,203	15,658	3,477	12,181	7,325		11/05	40
Kentlands Square I, Gaithersburg, MD	14,379	507	5,006	9,880	14,886	3,713	11,173	6,423	2002	9/02	40
Kentlands Square II, Gaithersburg, MD	76,723	1,602	22,800	55,525	78,325	9,092	69,233	36,507		9/11, 9/13	40
Kentlands Place, Gaithersburg, MD	1,425	7,255	1,425	7,255	8,680	3,744	4,936	—	2005	1/04	50
Lansdowne Town Center, Leesburg, VA	6,545	37,312	6,546	37,311	43,857	13,727	30,130	32,673	2006	11/02	50
Leesburg Pike Plaza, Baileys Crossroads, VA	2,418	6,243	1,132	7,529	8,661	5,934	2,727	15,452	1965	2/66	40
Lumberton Plaza, Lumberton, NJ	4,400	11,220	950	14,670	15,620	12,751	2,869	—	1975	12/75	40
Metro Pike Center, Rockville, MD	33,123	4,095	26,064	11,154	37,218	1,375	35,843	14,135		12/10	40
Shops at Monocacy, Frederick, MD	9,541	13,926	9,260	14,207	23,467	5,565	17,902	12,029	2004	11/03	50
Northrock, Warrenton, VA	12,686	15,414	12,686	15,414	28,100	3,871	24,229	14,950	2009	01/08	50
Olde Forte Village, Ft. Washington, MD	15,933	6,643	5,409	17,167	22,576	7,158	15,418	9,783	2004	07/03	40
Olney, Olney, MD	4,963	1,961	3,079	3,845	6,924	3,318	3,606	11,613	1972	11/75	40
Orchard Park, Dunwoody, GA	19,377	1,014	7,751	12,640	20,391	3,432	16,959	9,999		7/07	40
Palm Springs Center, Altamonte Springs, FL	18,365	1,435	5,739	14,061	19,800	4,606	15,194	8,244		3/05	40
Ravenwood, Baltimore, MD	1,245	4,227	703	4,769	5,472	3,067	2,405	14,537	1959 & 2006	1/72	40
11503 Rockville Pike/5541 Nicholson Lane, Rockville, MD	26,561	24	22,113	4,472	26,585	806	25,779	—		10/10 12/12	40
1500/1580/1582/1584 Rockville Pike, Rockville, MD	51,149	1,553	43,863	8,839	52,702	5,656	47,046	—		12/12, 1/14, 4/14, 12/14	5, 10, 5, 4
Seabreeze Plaza, Palm Harbor, FL	24,526	1,960	8,665	17,821	26,486	5,611	20,875	16,055		11/05	40
Market Place at Sea Colony, Bethany Beach, DE	2,920	203	1,147	1,976	3,123	491	2,632	—		3/08	40
Seven Corners, Falls Church, VA	4,848	44,108	4,913	44,043	48,956	28,790	20,166	64,472	1956 & 1997	7/73	40
Severna Park Marketplace, Severna Park, MD	63,254	232	12,700	50,786	63,486	7,927	55,559	32,016		9/11	40
Shops at Fairfax, Fairfax, VA	2,708	9,924	992	11,640	12,632	7,989	4,643	11,154	1975 & 1999	6/75	50
Smallwood Village Center, Waldorf, MD	17,819	7,975	6,402	19,392	25,794	7,278	18,516	—		1/06	40
Southdale, Glen Burnie, MD	18,895	24,345	15,254	27,986	43,240	21,333	21,907	—	1962 & 1986	1/72	40
Southside Plaza, Richmond, VA	6,728	10,695	1,878	15,545	17,423	12,280	5,143	—	1958	1/72	40
South Dekalb Plaza, Atlanta, GA	2,474	4,359	703	6,130	6,833	4,792	2,041	—	1970	2/76	40
Thruway, Winston-Salem, NC	7,848	24,821	7,693	24,976	32,669	16,735	15,934	37,998	1955 & 1965	5/72	40
Village Center, Centreville, VA	16,502	2,495	7,851	11,146	18,997	6,688	12,309	13,438	1990	8/93	40
Westview Village, Frederick, MD	6,047	25,227	6,047	25,227	31,274	7,511	23,763	—	2009	11/07, 02/15	50
White Oak, Silver Spring, MD	6,277	5,366	4,649	6,994	11,643	6,043	5,600	23,873	1958 & 1967	1/72	40
Other Buildings / Improvements		423		423	423	109	314	—
Total Shopping Centers	832,397	401,096	412,358	821,135	1,233,493	332,818	900,675	639,385

Mixed-Use Properties
Avenel Business Park, Gaithersburg, MD	21,459	30,409	3,756	48,112	51,868	36,469	15,399	28,115	1981-2000	12/84	35 & 40
Clarendon Center, Arlington, VA (1)	12,753	185,904	16,287	182,370	198,657	37,242	161,415	105,817	2010	7/73, 1/96 & 4/02	50
Park Van Ness, Washington, DC	2,242	91,617	2,242	91,617	93,859	4,801	89,058	71,211	2016	7/73 & 2/11	50
601 Pennsylvania Ave., Washington, DC	5,479	67,995	5,667	67,807	73,474	52,194	21,280	—	1986	7/73	35
Washington Square, Alexandria, VA	2,034	56,735	544	58,225	58,769	24,642	34,127	60,000	2000	7/73	50
Total Mixed-Use Properties	43,967	432,660	28,496	448,131	476,627	155,348	321,279	265,143

Development Land
Ashland Square Phase II, Manassas, VA	5,292	1,917	7,028	181	7,209	—	7,209	—		12/04
New Market, New Market, MD	2,088	286	2,374	—	2,374	—	2,374	—		9/05
North Glebe Road, Arlington, VA	52,067	31,430	—	83,497	83,497	—	83,497	—	—	8/14-8/16
Total Development Land	59,447	33,633	9,402	83,678	93,080	—	93,080	—
Total	$935,811	$867,389	$450,256	$1,352,944	$1,803,200	$488,166	$1,315,034	$904,528

(1)	Includes the North and South Blocks and Residential

Schedule III
SAUL CENTERS, INC.
Real Estate and Accumulated Depreciation
December 31, 2017

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
of the improvements
The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.3 billion at December 31, 2017. Depreciation and amortization are provided on the declining balance and straight-line methods over the estimated useful lives of the assets.
The changes in total real estate investments and related accumulated depreciation for each of the years in the three year period ended December 31, 2017 are summarized as follows:

(In thousands)	2017	2016	2015
Total real estate investments:
Balance, beginning of year	$1,700,813	$1,622,710	$1,560,159
Acquisitions	77,258	48,123	4,894
Improvements	42,640	35,826	70,067
Retirements	(17,511)	(5,846)	(1,981)
Transfers to assets held for sale	—	—	(10,429)
Balance, end of year	$1,803,200	$1,700,813	$1,622,710
Total accumulated depreciation:
Balance, beginning of year	$458,279	$425,370	$396,617
Depreciation expense	40,197	38,755	37,698
Retirements	(10,310)	(5,846)	(1,911)
Transfers to assets held for sale	—	$—	(7,034)
Balance, end of year	$488,166	$458,279	$425,370