Form 10-Q
period 2018-03-31
SAUL CENTERS INC
filed 2018-05-03
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of April 30, 2018: 22.1 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2017, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Saul Centers, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2018	December 31, 2017
Assets
Real estate investments
Land	$450,256	$450,256
Buildings and equipment	1,262,320	1,261,830
Construction in progress	108,735	91,114
	1,821,311	1,803,200
Accumulated depreciation	(498,002)	(488,166)
	1,323,309	1,315,034
Cash and cash equivalents	8,979	10,908
Accounts receivable and accrued income, net	50,821	54,057
Deferred leasing costs, net	26,838	27,255
Prepaid expenses, net	4,085	5,248
Other assets	15,115	9,950
Total assets	$1,429,147	$1,422,452
Liabilities
Notes payable	$876,544	$897,888
Revolving credit facility payable	12,930	60,734
Term loan facility payable	74,518	—
Dividends and distributions payable	18,158	18,520
Accounts payable, accrued expenses and other liabilities	26,035	23,123
Deferred income	27,605	29,084
Total liabilities	1,035,790	1,029,349
Equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 42,000 and 72,000 shares issued and outstanding, respectively	105,000	180,000
Series D Cumulative Redeemable, 30,000 and 0 shares issued and outstanding, respectively	75,000	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 22,200,966 and 22,123,128 shares issued and outstanding, respectively	222	221
Additional paid-in capital	356,715	352,590
Accumulated deficit	(202,405)	(197,710)
Accumulated other comprehensive loss	(407)	(696)
Total Saul Centers, Inc. equity	334,125	334,405
Noncontrolling interest	59,232	58,698
Total equity	393,357	393,103
Total liabilities and equity	$1,429,147	$1,422,452
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2018	2017
Revenue
Base rent	$45,867	$44,476
Expense recoveries	8,771	8,594
Percentage rent	418	382
Other	1,440	5,014
Total revenue	56,496	58,466
Operating expenses
Property operating expenses	7,123	6,652
Provision for credit losses	286	343
Real estate taxes	6,845	6,590
Interest expense and amortization of deferred debt costs	11,526	11,864
Depreciation and amortization of deferred leasing costs	11,349	11,342
General and administrative	4,420	4,301
Total operating expenses	41,549	41,092
Operating income	14,947	17,374
Change in fair value of derivatives	—	—
Net Income	14,947	17,374
Noncontrolling interests
Income attributable to noncontrolling interests	(2,359)	(3,670)
Net income attributable to Saul Centers, Inc.	12,588	13,704
Extinguishment of issuance costs upon redemption of preferred shares	(2,328)	—
Preferred stock dividends	(3,403)	(3,094)
Net income available to common stockholders	$6,857	$10,610
Per share net income available to common stockholders
Basic and diluted	$0.31	$0.49
Dividends declared per common share outstanding	$0.52	$0.51
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net income	$14,947	$17,374
Other comprehensive income
Change in unrealized loss on cash flow hedge	389	277
Total comprehensive income	15,336	17,651
Comprehensive income attributable to noncontrolling interests	(2,459)	(3,741)
Total comprehensive income attributable to Saul Centers, Inc.	12,877	13,910
Extinguishment of issuance costs upon redemption of preferred shares	(2,328)	—
Preferred stock dividends	(3,403)	(3,094)
Total comprehensive income available to common stockholders	$7,146	$10,816
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2017	$180,000	$221	$352,590	$(197,710)	$(696)	$334,405	$58,698	$393,103
Issuance of 30,000 shares of Series D Cumulative preferred stock	75,000	—	(2,631)	—	—	72,369	—	72,369
Redemption of 30,000 shares of Series C Cumulative preferred stock	(75,000)	—	2,311	(2,328)	—	(75,017)	—	(75,017)
Issuance of common stock:
69,750 shares pursuant to dividend reinvestment plan	—	1	3,676	—	—	3,677	—	3,677
8,088 shares due to exercise of employee stock options and issuance of directors’ deferred shares	—	—	769	—	—	769	—	769
Issuance of 38,037 partnership units pursuant to dividend reinvestment plan	—	—	—	—	—	—	2,017	2,017
Net income	—	—	—	12,588	—	12,588	2,359	14,947
Change in unrealized loss on cash flow hedge	—	—	—	—	289	289	100	389
Series C preferred stock distributions	—	—	—	(730)	—	(730)	—	(730)
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Distributions payable on Series D preferred stock ($28.92/share)	—	—	—	(868)	—	(868)	—	(868)
Distributions payable common stock ($0.52/share) and distributions payable partnership units ($0.52/unit)	—	—	—	(11,552)	—	(11,552)	(3,942)	(15,494)
Balance, March 31, 2018	$180,000	$222	$356,715	$(202,405)	$(407)	$334,125	$59,232	$393,357
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$14,947	$17,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred leasing costs	11,349	11,342
Amortization of deferred debt costs	470	345
Non cash compensation costs of stock grants and options	449	321
Provision for credit losses	286	343
Decrease in accounts receivable and accrued income	2,950	1,270
Additions to deferred leasing costs	(1,046)	(931)
Decrease in prepaid expenses	1,163	1,415
Increase in other assets	(5,165)	(3,032)
Increase in accounts payable, accrued expenses and other liabilities	1,863	2,369
Increase (decrease) in deferred income	(1,479)	736
Net cash provided by operating activities	25,787	31,552
Cash flows from investing activities:
Acquisitions of real estate investments	—	(79,474)
Additions to real estate investments	(3,483)	(4,557)
Additions to development and redevelopment projects	(13,240)	(3,318)
Net cash used in investing activities	(16,723)	(87,349)
Cash flows from financing activities:
Proceeds from notes payable	—	40,000
Repayments on notes payable	(21,522)	(6,569)
Proceeds from term loan facility	75,000	—
Proceeds from revolving credit facility	34,000	39,000
Repayments on revolving credit facility	(80,000)	(4,000)
Proceeds from construction loan	—	858
Additions to deferred debt costs	(2,578)	(285)
Proceeds from the issuance of:
Common stock	3,997	3,667
Partnership units	2,017	2,431
Series D preferred stock	72,369	—
Series C preferred stock redemption payment	(75,000)	—
Preferred stock redemption costs	(13)	—
Distributions to:
Series C preferred stockholders	(3,823)	(3,094)
Common stockholders	(11,518)	(11,073)
Noncontrolling interests	(3,922)	(3,789)
Net cash provided by (used in) financing activities	(10,993)	57,146
Net increase (decrease) in cash and cash equivalents	(1,929)	1,349
Cash and cash equivalents, beginning of period	10,908	8,322
Cash and cash equivalents, end of period	$8,979	$9,671
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,228	$11,354
Increase (decrease) in accrued real estate investments and development costs	$1,438	$(2,150)

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization, Formation and Structure
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
The following table lists the significant properties acquired, in development and disposed since December 31, 2016.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
Burtonsville Town Square	Burtonsville, MD	Shopping Center	2017
Developments
750 N. Glebe Road	Arlington, VA	Mixed-Use	2017
Dispositions
Great Eastern	District Heights, MD	Shopping Center	2017
As of March 31, 2018, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), six mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and three (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of March 31, 2018, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two tenants individually accounted for 2.5% or more of the Company’s total revenue for the three months ended March 31, 2018. Giant Food, a tenant at ten Shopping Centers and Capital One, a tenant at 18 properties, individually accounted for 4.8% and 2.7%, respectively, of the Company's total revenue for the three months ended March 31, 2018.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Saul Centers, Inc. for the interim periods have been included. All such adjustments are of a normal recurring nature. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of Saul Centers, Inc. for the year ended December 31, 2017, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of the respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $0.5 million and $0.4 million at March 31, 2018 and December 31, 2017, respectively.
In addition to rents due currently, accounts receivable includes approximately $44.0 million and $44.1 million, at March 31, 2018 and December 31, 2017, respectively, net of allowance for doubtful accounts totaling $0.1 million and $0.2 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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
The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of March 31, 2018, the Company had no assets designated as held-for-sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.

Notes to Consolidated Financial Statements (Unaudited)

Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of March 31, 2018 and December 31, 2017, is composed of the following:

(in thousands)	March 31, 2018	December 31, 2017
Glebe Road	$98,791	$83,462
Other	9,944	7,652
Total	$108,735	$91,114
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the revolving line of credit. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $9.0 million and $6.9 million, net of accumulated amortization of $6.8 million and $8.2 million, at March 31, 2018 and December 31, 2017, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets. At March 31, 2018, deferred debt costs totaling $1.8 million, related to the Glebe Road construction loan, which has no outstanding balance, are included in Other Assets in the Consolidated Balance Sheet.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal direct costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $26.8 million and $27.3 million, net of accumulated amortization of $34.0 million and $35.3 million, as of March 31, 2018 and December 31, 2017, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $1.4 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.
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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property

Notes to Consolidated Financial Statements (Unaudited)

exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the three months ended March 31, 2018 and 2017.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $1.1 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $9.9 million and $10.0 million for the three months ended March 31, 2018 and 2017, respectively. Repairs and maintenance expense totaled $3.1 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid

Notes to Consolidated Financial Statements (Unaudited)

in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the quarter ended March 31, 2018, 2,202 shares were credited to director's deferred fee accounts and 4,086 shares were issued. As of March 31, 2018, the director's deferred fee accounts comprise 179,732 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.4% common interest as of March 31, 2018. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings allocated to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings allocated to limited partnership interests.
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

	As of or for the three months ended March 31,
(In thousands)	2018	2017
Weighted average common stock outstanding-Basic	22,178	21,745
Effect of dilutive options	40	147
Weighted average common stock outstanding-Diluted	22,218	21,892
Non-dilutive options	446	—
Years non-dilutive options were issued	2016 and 2017

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 titled “Revenue from Contracts with Customers” and subsequently issued several related ASUs (collectively “ASU 2014-09”). ASU 2014-09 replaces most existing revenue recognition guidance and requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those years and must be applied retrospectively by either restating prior periods or by recognizing the cumulative effect as of the date of first application. The Company adopted ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have an impact on the consolidated financial statements because the majority of the Company’s revenue consists of lease-related income from leasing arrangements, which is specifically excluded from ASU 2014-09. Other revenues, as a whole, are immaterial to total revenues. There was no change to previously reported amounts as a result of the adoption of ASU 2014-09.
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
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the three months ended March 31, 2018.

3.	Real Estate Transactions

Acquisitions
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
During 2017, the Company purchased one property, Burtonsville Town Square, at a cost of $76.4 million, including acquisition costs. Of the total acquisition cost, $28.4 million was allocated to land, $45.8 million was allocated to buildings, $2.2 million was allocated to in-place leases, $0.6 million was allocated to above-market leases, and $(0.6) million was allocated to below market rent, based on their relative fair values.
Dispositions
Great Eastern Shopping Center
In September 2017, the Company sold for $8.5 million Great Eastern Shopping Center located in District Heights, Maryland. The Company provided $1.28 million second trust financing to the buyer, which bears interest at a fixed rate of 6%, matured in March 2018 and can be extended for six months at the option of the buyer. As of March 31, 2018, the buyer had not yet requested the extension and the Company was in negotiations with the buyer. A $0.5 million gain realized on the sale was deferred and will be recognized when the loan is repaid by the buyer.
Commitments
7316 Wisconsin Avenue
On January 12, 2018, the Company entered into an agreement to purchase for $35.5 million, plus approximately $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland and has an earnest money deposit of $3.5 million at risk. The property has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the recently approved Bethesda Downtown Plan. The purchase price will be funded through the Company's revolving credit facility. The Company anticipates closing the acquisition on or before January 12, 2019.

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of March 31, 2018, the Saul Organization holds a 25.6% limited partnership interest in the Operating Partnership represented by approximately 7.6 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Saul

Notes to Consolidated Financial Statements (Unaudited)

Centers, Inc. Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of March 31, 2018, approximately 1,050,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.6% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended March 31, 2018 and 2017, were approximately 29.8 million and 29.3 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $973.0 million at March 31, 2018, of which approximately $883.0 million was fixed-rate debt and approximately $90.0 million was variable rate debt, including
$15.0 million outstanding under our unsecured revolving credit facility and $75.0 million outstanding under a term loan credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $972.4 million as of March 31, 2018.
On January 26, 2018, the Company replaced its credit facility. The new credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, totals $400.0 million (the “New Facility”), of which $325.0 million is a revolving credit facility (the “Revolving Line”) and $75.0 million is a term loan (the “Term Loan”). The Revolving Line matures on January 26, 2022, which term may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on January 26, 2023, and may not be extended. In general, loan availability under the New Facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the Revolving Line, and 130 basis points to 190 basis points under the Term Loan, each as determined by certain leverage tests. As of March 31, 2018, the applicable spread for borrowings is 135 basis points under the Revolving Line and 130 basis points under the Term Loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Facility. Letters of credit may be issued under the revolving credit facility. On March 31, 2018, based on the value of the Company’s unencumbered properties, approximately $217.8 million was available under the Revolving Line, $15.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
Effective September 1, 2017, the Company's construction-to-permanent loan secured by and used to partially finance the construction of Park Van Ness, converted to permanent financing. The loan matures in 2032, bears interest at a fixed rate of 4.88%, requires monthly principal and interest payments of $413,460 based on a 25-year amortization schedule and requires a final payment of $39.6 million at maturity.
On November 20, 2017, the Company closed on a 15-year, non-recourse $60.0 million mortgage loan secured by Washington Square. The loan matures in 2032, bears interest at a fixed rate of 3.75%, requires monthly principal and interest payments of $308,500 based on a 25-year amortization schedule and requires a final payment of $31.1 million. Proceeds were used to repay the remaining balance of $28.1 million on the existing mortgage and reduce the outstanding balance of the revolving credit facility.
Saul Centers is a guarantor of the New Facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness loan (approximately $53.7 million of the $70.8 million outstanding balance at March 31, 2018), which guarantee, subject to the achievement of certain leasing and cash flow levels, may be reduced and eventually eliminated, and (b) a portion of the Kentlands Square II mortgage loan (approximately $9.2 million of the $36.2 million outstanding at March 31, 2018). The fixed-rate notes payable are non-recourse.

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2017, the principal amount of the Company’s outstanding debt totaled approximately $965.5 million, of which $890.4 million was fixed rate debt and $75.1 million was variable rate debt, including $61.0 million outstanding on the Company’s unsecured revolving credit facility. The carrying value of the properties collateralizing the notes payable totaled $1.0 billion as of December 31, 2017.
At March 31, 2018, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2018	$—		$22,767	$22,767
2019	60,793		29,299	90,092
2020	61,163		26,772	87,935
2021	11,012		26,487	37,499
2022	51,503	(a)	26,990	78,493
2023	84,225		27,290	111,515
Thereafter	427,305		117,401	544,706
Principal amount	$696,001		$277,006	973,007
Unamortized deferred debt costs				9,015
Net				$963,992
(a) Includes $15.0 million outstanding under the revolving credit facility.
Interest expense and amortization of deferred debt costs for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Interest incurred	$12,200	$12,288
Amortization of deferred debt costs	470	345
Capitalized interest	(1,144)	(769)
	$11,526	$11,864

6.	Equity
The consolidated statements of operations for the three months ended March 31, 2018 and 2017, reflect noncontrolling interests of $2.4 million and $3.7 million, respectively, representing the Saul Organization’s share of net income for each period.
On January 23, 2018, Saul Centers sold, in an underwritten public offering, 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Cumulative Redeemable Preferred Stock (the "Series D Stock"), providing net cash proceeds of approximately $72.6 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On February 22, 2018, the proceeds from the offering, together with cash on hand, were used to redeem 3.0 million depositary shares, each representing 1/100th of a share of the Company’s 6.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Stock”). Costs associated with the redemption were charged against Net income available to common stockholders.
At March 31, 2018, the Company had outstanding 4.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Stock. The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00

Notes to Consolidated Financial Statements (Unaudited)

liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the consolidated statements of operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $90,700 and $94,400 for the three months ended March 31, 2018 and 2017, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the three months ended March 31, 2018 and 2017, the Company credited to employee accounts $46,900 and $46,200, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.5 million and $2.4 million, at March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the three months ended March 31, 2018 and 2017, which included rental expense for the Company’s headquarters lease, totaled approximately $2.0 million and $1.8 million, net, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the consolidated financial statements. As of March 31, 2018 and December 31, 2017, accounts payable, accrued expenses and other liabilities included approximately $748,400 and $993,200, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
The Company has entered into a shared third-party predevelopment cost agreement (the “Predevelopment Agreement”) with the B. F. Saul Real Estate Investment Trust (the "Trust"). The Predevelopment Agreement relates to the sharing of third-party predevelopment costs incurred in connection with the planning of the future redevelopment of certain adjacent real estate assets in the Twinbrook area of Rockville, Maryland. The costs will be shared on a pro rata basis based on the acreage owned by each entity and neither party is obligated to advance funds to the other.
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

Notes to Consolidated Financial Statements (Unaudited)

exchange. The Company intends to construct a shopping center and, upon stabilization, may be obligated to issue additional limited partnership units to the Trust.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $195,100 and $188,100 for the three months ended March 31, 2018 and 2017, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $84,100 and $53,200 for the three months ended March 31, 2018 and 2017, respectively.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the three months ended March 31, 2018.

Notes to Consolidated Financial Statements (Unaudited)

		Directors
Grant date	4/25/2008	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	Subtotals
Total grant	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	322,500
Vested	30,000	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	322,500
Exercised	20,000	27,500	25,000	22,500	22,500	22,500	17,500	12,500	7,500	—	177,500
Forfeited	7,500	—	2,500	2,500	—	—	—	—	—	—	12,500
Exercisable at March 31, 2018	2,500	5,000	5,000	7,500	12,500	12,500	12,500	22,500	25,000	27,500	132,500
Remaining unexercised	2,500	5,000	5,000	7,500	12,500	12,500	12,500	22,500	25,000	27,500	132,500
Exercise price	$50.15	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41
Volatility	0.237	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166	0.173
Expected life (years)	7.0	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.09%	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%	3.45%
Risk-free rate	3.49%	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%	1.89%
Total value at grant date	$254,700	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$151,125	$165,550	$2,149,950
Expensed in previous years	254,700	222,950	287,950	297,375	257,250	278,250	109,500	125,300	151,125	165,550	2,149,950
Expensed in 2018	—	—	—	—	—	—	—	—	—	—	—
Future expense	—	—	—	—	—	—	—	—	—	—	—
		Officers
Grant date	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	Subtotal			Grand Totals
Total grant	162,500	242,500	202,500	170,000	190,000	194,000	205,000	1,366,500			1,689,000
Vested	118,750	107,500	171,875	126,875	94,375	48,500	—	667,875			990,375
Exercised	103,750	91,830	116,500	41,250	20,000	3,750	—	377,080			554,580
Forfeited	43,750	135,000	30,625	1,875	3,125	1,875	—	216,250			228,750
Exercisable at March 31, 2018	15,000	15,670	55,375	85,625	74,375	44,750	—	290,795			423,295
Remaining unexercised	15,000	15,670	55,375	126,875	166,875	188,375	205,000	773,170			905,670
Exercise price	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41
Volatility	0.330	0.315	0.304	0.306	0.298	0.185	0.170
Expected life (years)	8.0	8.0	8.0	7.0	7.0	7.0	7.0
Assumed yield	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%	3.50%
Risk-free rate	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%	2.17%
Gross value at grant date	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$1,136,840	$1,324,300	$9,681,515			$11,831,465
Estimated forfeitures	367,937	845,100	211,925	14,887	141,780	86,628	91,642	1,759,899			1,759,899
Expensed in previous years	998,688	672,950	1,189,375	1,082,664	961,888	437,580	205,440	5,548,585			7,698,535
Expensed in 2018	—	—	—	189,214	90,177	65,637	77,040	422,068			422,068
Future expense	—	—	—	63,035	390,755	546,995	950,178	1,950,963			1,950,963
Weighted average term of remaining future expense (in years)	2.3

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	913,320	$52.80	$8,172,970
Granted	—	—	—
Exercised	(7,650)	41.82	153,306
Expired/Forfeited	—	—
Outstanding at March 31	905,670	52.89	1,683,170
Exercisable at March 31	423,295	49.06	1,520,644
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At March 29, 2018, the final trading day of the first quarter, the closing share price of $50.97 was lower than the exercise price of the 189,375, 213,375, and 232,500 outstanding options granted in 2015, 2016, and 2017, respectively. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.3 years and 6.3 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.10% and 3.90%, would be approximately $931.5 million and $951.7 million, respectively, compared to the principal balance of $883.0 million and $890.4 million at March 31, 2018 and December 31, 2017, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of March 31, 2018, the fair value of the interest-rate swap was approximately $0.7 million and is included in “Accounts payable, accrued expenses and other liabilities” in the consolidated balance sheets. The decrease in value from inception of the swap is reflected in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended March 31,
(In thousands)	2018	2017
Change in fair value:
Recognized in earnings	$—	$—
Recognized in other comprehensive income	389	277
	$389	$277

10.	Commitments and Contingencies
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
The Company has two reportable business segments: Shopping Centers and Mixed-Use Properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon income and cash flows from real estate of the combined properties in each segment. All of our properties within each segment generate similar types of revenues and expenses related to tenant rent, reimbursements and operating expenses. Although services are provided to a range of tenants, the types of services provided to them are similar within each segment. The properties in each portfolio have similar economic characteristics and the nature of the products and services provided to our tenants and the method to distribute such services are consistent throughout the portfolio. Certain reclassifications have been made to prior year information to conform to the 2018 presentation.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended March 31, 2018
Real estate rental operations:
Revenue	$40,972	$15,422	$102	$56,496
Expenses	(8,925)	(5,329)	—	(14,254)
Income from real estate	32,047	10,093	102	42,242
Interest expense and amortization of deferred debt costs	—	—	(11,526)	(11,526)
General and administrative	—	—	(4,420)	(4,420)
Subtotal	32,047	10,093	(15,844)	26,296
Depreciation and amortization of deferred leasing costs	(7,298)	(4,051)	—	(11,349)
Net income (loss)	$24,749	$6,042	$(15,844)	$14,947
Capital investment	$3,260	$13,463	$—	$16,723
Total assets	$971,596	$448,970	$8,581	$1,429,147

Three months ended March 31, 2017
Real estate rental operations:
Revenue	$43,437	$15,016	$13	$58,466
Expenses	(8,699)	(4,886)	—	(13,585)
Income from real estate	34,738	10,130	13	44,881
Interest expense and amortization of deferred debt costs	—	—	(11,864)	(11,864)
General and administrative	—	—	(4,301)	(4,301)
Subtotal	34,738	10,130	(16,152)	28,716
Depreciation and amortization of deferred leasing costs	(7,394)	(3,948)	—	(11,342)
Net income (loss)	$27,344	$6,182	$(16,152)	$17,374
Capital investment	$82,343	$5,006	$—	$87,349
Total assets	$993,144	$417,102	$9,536	$1,419,782

Notes to Consolidated Financial Statements (Unaudited)

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to March 31, 2018 and determined there are no subsequent events required to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes in “Item 1. Financial Statements” of this report and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2017. Historical results and percentage relationships set forth in Item 1 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Item 1 of this Form 10-Q.
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

•	such other risks as described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2017.
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three months ended March 31, 2018.
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

	Three months ended March 31,
	2018	2017	2016	2015	2014
Base rent	$20.26	$18.91	$18.71	$18.37	$17.96
Effective rent	$18.33	$17.12	$16.86	$16.74	$16.35

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
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Construction is proceeding on the three level below grade parking structure. Pouring of the ground floor slab is approximately 75% complete and concrete work has commenced on the second floor. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. In 2017, the Company closed on a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.
Albertson's/Safeway, currently a tenant at eight of the Company's shopping centers, closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Foods, for that space and Global Foods commenced operations in March 2017. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands and received a $3.6 million termination fee which was recognized as revenue in the first quarter. The termination fee revenue was partially offset by the loss of approximately $1.6 million of rental revenue over the course of 2017. The Company has executed a lease with Aldi Food Market for 20,000 square feet of this space which opened in November 2017. We continue to actively market the balance of the former Safeway space.
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The Company commenced construction on a 16,000 square foot small shop expansion in March 2018, with delivery projected in late 2018. The total development cost is expected to be approximately $5.7 million. Leases have been executed for 55% of the space.
During the three months ended June 30, 2017, the Company executed a termination agreement with Kmart at Kentlands Square II. Kmart closed its 104,000 square foot store at Kentlands in September 2017, and the Company gained possession on October 31, 2017. Lease negotiations are in progress for the space. As a result of the termination, the mortgage loan agreement requires that Saul Centers guarantee approximately $9.2 million of that loan effective October 31, 2017 (the termination date), which will be reduced upon satisfaction of conditions stated in the loan documents. Annual revenue to the Company under the Kmart lease totaled approximately $1.3 million.

In September 2017, the Company sold for $8.5 million the 255,400 square foot Great Eastern Shopping Center located in District Heights, Maryland. The Company provided $1.28 million second trust financing to the buyer, which bears interest at a fixed rate of 6% and matured in March 2018. In April 2018, the loan was amended and the maturity date was extended to May 31, 2018. The company has assessed collectability of the note and based on the circumstances and information available from the buyer, collectability is considered reasonably assured. A $0.5 million gain realized on the sale was deferred and will be recognized when the loan is repaid by the buyer.
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 94.0% at March 31, 2018, compared to 95.6% at March 31, 2017.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of March 31, 2018, amortizing fixed-rate debt with staggered maturities from 2019 to 2035 represented approximately 90.8% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of March 31, 2018, the Company’s variable-rate debt consisted of $90.0 million outstanding under the New Facility. As of March 31, 2018, the Company has availability of approximately $217.8 million under its $325.0 million unsecured revolving line of credit.
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
We define same property revenue as total revenue minus the sum of interest income and revenue of properties not in operation for the entirety of the comparable reporting periods, and we define same property operating income as net income plus the sum of interest expense and amortization of deferred debt costs, depreciation and amortization, general and administrative expense, loss on the early extinguishment of debt (if any), predevelopment expense (if any) and acquisition related costs (if any), minus the sum of interest income, the change in the fair value of derivatives, gains on property dispositions (if any) and the results of properties which were not in operation for the entirety of the comparable periods.
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
The tables below provide reconciliations of total revenue and net income under GAAP to same property revenue and operating income for the indicated periods. The same property results include 48 Shopping Centers and six Mixed-Use properties for each period.
Same property revenue

(in thousands)	Three months ended March 31,
	2018	2017
Total revenue	$56,496	$58,466
Less: Interest income	(102)	(13)
Less: Acquisitions, dispositions and development properties	(1,210)	(1,360)
Total same property revenue	$55,184	$57,093
Shopping Centers	$39,762	$42,077
Mixed-Use properties	15,422	15,016
Total same property revenue	$55,184	$57,093
The $1.9 million decrease in same property revenue for the three months ended March 31, 2018 (the "2018 Quarter") compared to the three months ended March 31, 2017 (the "2017 Quarter"), was primarily due to (a) the impact of the termination of Safeway at Broadlands in February 2017 ($3.0 million), (b) the impact of the termination of K-Mart at Kentlands in May 2017 ($0.3 million), partially offset by (c) a $0.41 per square foot increase in base rent ($0.8 million), (d) an increase in residential rent ($0.5 million), and (e) an increase in expense recoveries ($0.2 million).
Same property operating income

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$14,947	$17,374
Add: Interest expense and amortization of deferred debt costs	11,526	11,864
Add: Depreciation and amortization of deferred leasing costs	11,349	11,342
Add: General and administrative	4,420	4,301
Less: Interest income	(102)	(13)
Property operating income	42,140	44,868
Less: Acquisitions, dispositions & development property	(1,017)	(903)
Total same property operating income	$41,123	$43,965
Shopping Centers	$31,030	$33,830
Mixed-Use properties	10,093	10,135
Total same property operating income	$41,123	$43,965
The $2.8 million decrease in same property operating income in the 2018 Quarter compared to the 2017 Quarter was primarily due to (a) the impact of the termination of Safeway at Broadlands in February 2017 ($3.0 million), (b) the impact of the termination of K-Mart at Kentlands in May 2017 ($0.3 million), (c) higher property operating expenses net of recoveries ($0.5 million), (d) higher real estate taxes net of recoveries ($0.1 million), and (e) higher provision for credit losses ($0.1 million); partially offset by (f) a $0.41 per square foot increase in base rent ($0.8 million) and (g) an increase in residential rent ($0.5 million).
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Revenue

	Three months ended March 31,		2017 to 2018 Change
(Dollars in thousands)	2018	2017	Amount	Percent
Base rent	$45,867	$44,476	$1,391	3.1%
Expense recoveries	8,771	8,594	177	2.1%
Percentage rent	418	382	36	9.4%
Other	1,440	5,014	(3,574)	(71.3)%
Total revenue	$56,496	$58,466	$(1,970)	(3.4)%
Base rent includes $(145,600) and $(3,100) for the 2018 Quarter and 2017 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $412,400 and $448,500, for the 2018 Quarter and 2017 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue decreased 3.4% in the 2018 Quarter compared to the 2017 Quarter primarily due to (a) the impact of the termination of Safeway at Broadlands in February 2017 ($3.0 million), (b) the impact of the termination of K-Mart at Kentlands in May 2017 ($0.3 million), (c) the impact of the sale of Great Eastern in September 2017 ($0.4 million), partially offset by (d) a $0.44 per square foot increase in base rent ($0.9 million), (e) an increase in residential rent ($0.5 million), and (f) an increase in expense recoveries ($0.2 million).

Operating Expenses

	Three months ended March 31,		2017 to 2018 Change
(Dollars in thousands)	2018	2017	Amount	Percent
Property operating expenses	$7,123	$6,652	$471	7.1%
Provision for credit losses	286	343	(57)	(16.6)%
Real estate taxes	6,845	6,590	255	3.9%
Interest expense and amortization of deferred debt costs	11,526	11,864	(338)	(2.8)%
Depreciation and amortization of deferred leasing costs	11,349	11,342	7	0.1%
General and administrative	4,420	4,301	119	2.8%
Total operating expenses	$41,549	$41,092	$457	1.1%
Total operating expenses increased 1.1% in the 2018 Quarter compared to the 2017 Quarter.
Property Operating Expenses. Property operating expenses increased 7.1% in the 2018 Quarter primarily due to increased snow removal costs throughout the portfolio ($0.2 million).
Provision for credit losses. The provision for credit losses for the 2018 Quarter represents 0.51% of the Company’s revenue, a decrease from 0.59% for the 2017 Quarter.
Real Estate taxes. Real estate taxes increased 3.9% in the 2018 Quarter primarily due to small increases at several properties throughout the portfolio.
Interest expense and amortization of deferred debt costs. Interest expense decreased 2.8% in the 2018 Quarter primarily due to higher capitalized interest ($0.4 million).
General and administrative expense. General and administrative expense increased 2.8% in the 2018 Quarter primarily due to higher compensation expense ($0.1 million).
Liquidity and Capital Resources
Cash and cash equivalents totaled $9.0 million and $9.7 million at March 31, 2018 and 2017, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash provided by operating activities	$25,787	$31,552
Net cash used in investing activities	(16,723)	(87,349)
Net cash provided by (used in) financing activities	(10,993)	57,146
Increase (decrease) in cash and cash equivalents	$(1,929)	$1,349
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $70.6 million decrease in cash used in investing activities is primarily due to lower acquisition expenditures ($79.5 million) partially offset by higher development expenditures ($9.9 million).
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2018 primarily reflects:

•	preferred stock redemption payments totaling $75.0 million;

•	repayment of notes payable totaling $21.5 million;

•	revolving credit facility principal payments of $80.0 million;

•	distributions to common stockholders totaling $11.5 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $3.9 million;

•	distributions to preferred stockholders totaling $3.8 million; and

•	additions to deferred debt costs totaling $2.6 million;
which was partially offset by:

•	proceeds from the term loan facility totaling $75.0 million;

•	advances from the revolving credit facility totaling $34.0 million;

•	proceeds from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP") totaling $2.0 million;

•	proceeds from the issuance of Series D Stock totaling $72.4 million; and

•	proceeds from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options totaling $4.0 million.
Net cash provided by financing activities for the three months ended March 31, 2017 primarily reflects:

•	proceeds from notes payables totaling $40.0 million;

•	advances from the revolving credit facility totaling $39.0 million;

•	proceeds from the issuance of limited partnership units in the Operating Partnership pursuant to our DRIP totaling $2.4 million;

•	proceeds from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options totaling $3.7 million; and

•	advances from the Park Van Ness construction loan totaling $0.9 million;
which was partially offset by:

•	revolving credit facility principal payments of $4.0 million;

•	repayment of notes payable totaling $6.6 million;

•	distributions to common stockholders totaling $11.1 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $3.8 million; and

•	distributions to preferred stockholders totaling $3.1 million.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had invested $98.8 million as of March 31, 2018, and expects to invest approximately $19.2 million during the remainder of 2018, which will be funded by the revolving credit facility. The remaining cost will be funded by a $157.0 million construction-to-permanent loan, which closed in 2017. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.
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
As of March 31, 2018, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
April 1 through December 31, 2018	$—		$22,767	$22,767
2019	60,793		29,299	90,092
2020	61,163		26,772	87,935
2021	11,012		26,487	37,499
2022	51,503	(a)	26,990	78,493
2023	84,225		27,290	111,515
Thereafter	427,305		117,401	544,706
Principal amount	$696,001		$277,006	973,007
Unamortized deferred debt expense				9,015
Net				$963,992
(a) Includes $15.0 million outstanding under the revolving credit facility.

Management believes that the Company’s capital resources, which at March 31, 2018 included cash balances of approximately $9.0 million and borrowing availability of approximately $217.8 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 67,985 and 44,290 shares under the DRIP at a weighted average discounted price of $52.71 and $61.85 per share, during the three months ended March 31, 2018 and 2017, respectively. The Company issued 38,037 and 39,111 limited partnership units under the DRIP at a weighted average price of $53.03 and $62.15 per unit during the three months ended March 31, 2018 and 2017, respectively. The Company also credited 1,765 and 1,996 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $52.71 and $61.85 per share, during the three months ended March 31, 2018 and 2017, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of March 31, 2018.
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
On January 26, 2018, the Company replaced its credit facility. The new credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, totals $400.0 million (the “New Facility”), of which $325.0 million is a revolving credit facility (the “Revolving Line”) and $75.0 million is a term loan (the “Term Loan”). The Revolving Line matures on January 26, 2022, which term may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The Term Loan matures on January 26, 2023, and may not be extended. In general, loan availability under the New Facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the Revolving Line, and 130 basis points to 190 basis points under the Term Loan, each as determined by certain leverage tests. As of March 31, 2018, the applicable spread for borrowings is 135 basis points under the Revolving Line and 130 basis points under the Term Loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the New Facility. Letters of credit may be issued under the revolving credit facility. On March 31, 2018, based on the value of the Company’s unencumbered properties, approximately $217.8 million was available under the Revolving Line, $15.0 million was outstanding and approximately $185,000 was committed for letters of credit.
The facility requires the Company and its subsidiaries to maintain compliance with certain financial covenants. The material covenants require the Company, on a consolidated basis, to:

•	limit the amount of debt as a percentage of gross asset value, as defined in the loan agreement, to less than 60% (leverage ratio);

•	limit the amount of debt so that interest coverage will exceed 2.0x on a trailing four-quarter basis (interest expense coverage); and

•	limit the amount of debt so that interest, scheduled principal amortization and preferred dividend coverage exceeds 1.4x on a trailing four-quarter basis (fixed charge coverage).
As of March 31, 2018, the Company was in compliance with all such covenants.
On January 18, 2017, the Company closed on a 15-year, non-recourse $40.0 million mortgage loan secured by Burtonsville Town Square. The loan matures in 2032, bears interest at a fixed rate of 3.39%, requires monthly principal and interest payments of $197,900 based on a 25-year amortization schedule and requires a final payment of $20.3 million at maturity.
On August 14, 2017, the Company closed on a $157.0 million construction-to-permanent loan the proceeds of which will be used to partially fund the Glebe Road development project. The loan matures in 2035, bears interest at a fixed rate of 4.67%, requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the fourth quarter of 2021, and thereafter, monthly principal and interest payments of $887,900 based on a 25-year amortization schedule will be required.
Effective September 1, 2017, the Company's construction-to-permanent loan, secured by and used to partially finance the construction of Park Van Ness, converted to permanent financing. The loan matures in 2032, bears interest at a fixed rate of 4.88%, requires monthly principal and interest payments of $413,460 based on a 25-year amortization schedule and requires a final payment of $39.6 million at maturity.
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
Saul Centers is a guarantor of the New Facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness loan (approximately $53.7 million of the $70.8 million outstanding balance at March 31, 2018), which guarantee, subject to the achievement of certain leasing and cash flow levels, may be reduced and eventually eliminated, and (b) a portion of the Kentlands Square II mortgage loan (approximately $9.2 million of the $36.2 million outstanding at March 31, 2018). The fixed-rate notes payable are non-recourse.
Preferred Stock
On January 23, 2018, the Company sold, in an underwritten public offering, 3.0 million depositary shares, each representing 1/100th of a share of 6.125% Series D Stock, providing net cash proceeds of approximately $72.6 million. The depositary shares may be redeemed at the Company’s option, in whole or in part, on or after January 23, 2023, at the $25.00 liquidation preference, plus accrued but unpaid dividends to but not including the redemption date. The depositary shares pay an annual dividend of $1.53125 per share, equivalent to 6.125% of the $25.00 liquidation preference. The Series D Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes in control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events. On February 22, 2018, the proceeds from the offering, together with cash on hand, were used to redeem 3.0 million depositary shares, each representing 1/100th of a share of the Company’s 6.875% Series C Stock. Costs associated with the redemption were charged against Net income available to common stockholders.
At March 31, 2018, the Company had outstanding 4.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Stock. The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the three months ended March 31, 2018, totaled $20.6 million, a decrease of 19.7% compared to the three months ended March 31, 2017. FFO for the 2018 Quarter decreased primarily due to (a) extinguishment of issuance costs upon redemption of preferred shares ($2.3 million), (b) the impact of the terminations of Safeway at Broadlands and K-Mart at Kentlands ($3.3 million), and (c) increased preferred stock dividends as a result of the 30-day overlap between sale of $75.0 million of Series D Preferred Stock and redemption of $75.0 million of Series C Preferred Stock ($0.3 million), partially offset by (d) higher base rent ($0.9 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Net income	$14,947	$17,374
Add:
Real estate depreciation and amortization	11,349	11,342
FFO	26,296	28,716
Subtract:
Preferred stock dividends	(3,403)	(3,094)
Extinguishment of issuance costs upon redemption of preferred shares	(2,328)	—
FFO available to common stockholders and noncontrolling interests	$20,565	$25,622
Weighted average shares:
Diluted weighted average common stock	22,218	21,892
Convertible limited partnership units	7,567	7,457
Average shares and units used to compute FFO per share	29,785	29,349
FFO per share available to common stockholders and noncontrolling interests	$0.69	$0.87

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
The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2017 and the three months ended March 31, 2018.
750 N. Glebe Road
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Construction is proceeding on the three level below grade parking structure. Pouring of the ground floor slab is approximately 75% complete and concrete work has commenced on the second floor. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. In 2017, the Company closed on a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially finance the project. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the retail space being leased.
Ashbrook Marketplace
In August 2016, the Company entered into an agreement to acquire from the Trust, for an initial purchase price of $8.8 million, approximately 14.3 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Loudoun County, Virginia. The Company has submitted for approval a site plan for an approximately 88,000 square foot neighborhood shopping center. A 29,000 square foot anchor grocery store lease has been executed with Lidl; and overall pre-leasing totals 37%. Closing on the acquisition is scheduled for the second quarter of 2018, at which time the Company will exchange limited partnership units for the land. The number of limited partnership units to be exchanged will be based on the initial purchase price and the average share value (as defined in the agreement) of the Company’s common stock at the time of the exchange. Site work is projected to commence in late 2018, subject to the receipt of final building permits, with the shopping center opening scheduled for early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Trust.
Burtonsville Town Square
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the Company's credit line facility. The mortgage bears interest at 3.39%, requires monthly principal and interest payments of $197,900 based upon a 25-year amortization schedule, and has a 15-year maturity. The Company commenced construction on a 16,000 square foot small shop expansion in March 2018, with delivery projected in late 2018. The total development cost is expected to be approximately $5.7 million. Leases have been executed for 55% of the space.
Olney Shopping Center
In March 2017, the Company purchased for $3.1 million, including acquisition costs, the land underlying Olney Shopping Center. The land was previously leased by the Company with an annual rent of approximately $56,000. The purchase price was funded by the revolving credit facility.
7316 Wisconsin Avenue
On January 12, 2018, the Company entered into an agreement to purchase for $35.5 million, plus approximately $0.7 million of acquisition costs, a 69,600 square foot office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland and has an earnest money deposit of $3.5 million at risk. The property has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the recently approved Bethesda Downtown Plan. The purchase price will be funded through the Company's revolving credit facility. The Company anticipates closing the acquisition on or before January 12, 2019.
Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
March 31, 2018	49	6	7,753,571	1,076,837	94.3%	92.5%
March 31, 2017	50	6	8,003,186	1,076,838	95.9%	93.0%
As of March 31, 2018, 94.1% of the Commercial portfolio was leased, compared to 95.6% at March 31, 2017. On a same property basis, 94.0% of the Commercial portfolio was leased, compared to 95.6% at March 31, 2017. As of March 31, 2018, the Residential portfolio was 95.9% leased compared to 91.8% at March 31, 2017.
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

			Average Base Rent per Square Foot
Three months ended March 31,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2018	340,570	80	$18.10	$17.66
2017	599,458	80	15.18	15.41

Additional information about the 2018 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	20	60
Square feet	44,304	296,266
Per square foot average annualized:
Base rent	$25.01	$17.07
Tenant improvements	(4.13)	(0.11)
Leasing costs	(0.28)	(0.01)
Rent concessions	(0.12)	(0.02)
Effective rents	$20.48	$16.93

During the three months ended March 31, 2018, the Company entered into 100 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.47 from $3.50. During the three months ended March 31, 2017, the Company entered into 112 new or renewed apartment leases. The average monthly rent per square foot for the 66 leases for units which were previously occupied decreased to $3.54 from $3.56.
As of December 31, 2017, 972,950 square feet of Commercial space was subject to leases scheduled to expire in 2018. Of those leases, as of March 31, 2018, leases representing 700,807 square feet of Commercial space have not yet renewed and are scheduled to expire over the next nine months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	700,807
Average base rent per square foot	$17.78
Estimated market base rent per square foot	$17.63

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at March 31, 2018 was approximately $0.7 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of March 31, 2018, the Company had variable rate indebtedness totaling $90.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at March 31, 2018 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $0.9 million based on those balances. As of March 31, 2018, the Company had fixed-rate indebtedness totaling $883.0 million with a weighted average interest rate of 5.25%. If interest rates on the Company’s fixed-rate debt instruments at March 31, 2018 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $46.1 million less than the carrying value.

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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
During the quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2017 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the
January 31, 2018 dividend distribution acquired 36,226 shares of common stock at a price of $52.71 per share and
38,037 limited partnership units at a price of $53.03 per unit.

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

(c)
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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: May 3, 2018	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: May 3, 2018	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: May 3, 2018	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)