Form 10-Q
period 2018-09-30
SAUL CENTERS INC
filed 2018-11-01
CIK 907254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2018
Commission File Number 1-12254

SAUL CENTERS, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1833074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7501 Wisconsin Avenue, Bethesda, Maryland 20814
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code (301) 986-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES   ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES   ☒    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Number of shares of common stock, par value $0.01 per share outstanding as of October 31, 2018: 22.6 million.

SAUL CENTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)	September 30, 2018	December 31, 2017
Assets
Real estate investments
Land	$484,428	$450,256
Buildings and equipment	1,268,120	1,261,830
Construction in progress	161,625	91,114
	1,914,173	1,803,200
Accumulated depreciation	(516,568)	(488,166)
	1,397,605	1,315,034
Cash and cash equivalents	9,771	10,908
Accounts receivable and accrued income, net	55,541	54,057
Deferred leasing costs, net	28,057	27,255
Prepaid expenses, net	9,015	5,248
Other assets	6,149	9,950
Total assets	$1,506,138	$1,422,452
Liabilities
Notes payable	$861,897	$897,888
Revolving credit facility payable	75,200	60,734
Term loan facility payable	74,568	—
Construction loan payable	1,247	—
Dividends and distributions payable	18,722	18,520
Accounts payable, accrued expenses and other liabilities	31,958	23,123
Deferred income	25,747	29,084
Total liabilities	1,089,339	1,029,349
Equity
Preferred stock, 1,000,000 shares authorized:
Series C Cumulative Redeemable, 42,000 and 72,000 shares issued and outstanding, respectively	105,000	180,000
Series D Cumulative Redeemable, 30,000 and 0 shares issued and outstanding, respectively	75,000	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 22,512,320 and 22,123,128 shares issued and outstanding, respectively	225	221
Additional paid-in capital	373,036	352,590
Distributions in excess of accumulated earnings	(205,872)	(197,710)
Accumulated other comprehensive loss	(156)	(696)
Total Saul Centers, Inc. equity	347,233	334,405
Noncontrolling interest	69,566	58,698
Total equity	416,799	393,103
Total liabilities and equity	$1,506,138	$1,422,452
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Property revenue
Base rent	$46,189	$45,385	$137,999	$135,436
Expense recoveries	9,209	9,447	26,582	26,378
Percentage rent	119	67	786	968
Other	1,494	1,329	4,263	7,797
Total property revenue	57,011	56,228	169,630	170,579
Property expenses
Property operating expenses	6,910	7,418	20,766	20,543
Provision for credit losses	101	52	530	602
Real estate taxes	6,937	6,834	20,559	20,124
Total property expenses	13,948	14,304	41,855	41,269
Property operating income	43,063	41,924	127,775	129,310

Other revenue	48	9	218	31
Other expenses
Interest expense and amortization of deferred debt costs	11,022	11,821	33,786	35,585
Depreciation and amortization of deferred leasing costs	11,256	11,363	33,956	34,396
General and administrative	4,141	4,363	13,208	13,178
Total other expenses	26,419	27,547	80,950	83,159
Operating income	16,692	14,386	47,043	46,182
Change in fair value of derivatives	10	(1)	(2)	(2)
Gain on sale of property	—	—	509	—
Net Income	16,702	14,385	47,550	46,180
Noncontrolling interests
Income attributable to noncontrolling interests	(3,547)	(2,902)	(9,265)	(9,483)
Net income attributable to Saul Centers, Inc.	13,155	11,483	38,285	36,697
Extinguishment of issuance costs upon redemption of preferred shares	—	—	(2,328)	—
Preferred stock dividends	(2,953)	(3,093)	(9,309)	(9,281)
Net income available to common stockholders	$10,202	$8,390	$26,648	$27,416
Per share net income available to common stockholders
Basic and diluted	$0.45	$0.38	$1.19	$1.25
Dividends declared per common share outstanding	$0.52	$0.51	$1.56	$1.53
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$16,702	$14,385	$47,550	$46,180
Other comprehensive income
Change in unrealized loss on cash flow hedge	173	171	727	503
Total comprehensive income	16,875	14,556	48,277	46,683
Comprehensive income attributable to noncontrolling interests	(3,592)	(2,946)	(9,453)	(9,612)
Total comprehensive income attributable to Saul Centers, Inc.	13,283	11,610	38,824	37,071
Extinguishment of issuance costs upon redemption of preferred shares	—	—	(2,328)	—
Preferred stock dividends	(2,953)	(3,093)	(9,309)	(9,281)
Total comprehensive income available to common stockholders	$10,330	$8,517	$27,187	$27,790
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss)	Total Saul Centers, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2017	$180,000	$221	$352,590	$(197,710)	$(696)	$334,405	$58,698	$393,103
Issuance of 30,000 shares of Series D Cumulative preferred stock	75,000	—	(2,631)	—	—	72,369	—	72,369
Redemption of 30,000 shares of Series C Cumulative preferred stock	(75,000)	—	2,311	(2,328)	—	(75,017)	—	(75,017)
Issuance of common stock:
356,452 shares pursuant to dividend reinvestment plan	—	4	18,139	—	—	18,143	—	18,143
32,740 shares due to exercise of employee stock options, director share grant and issuance of directors’ deferred shares	—	—	2,627	—	—	2,627	—	2,627
Issuance of 270,246 partnership units	—	—	—	—	—	—	13,475	13,475
Net income	—	—	—	38,285	—	38,285	9,265	47,550
Change in unrealized loss on cash flow hedge	—	—	—	—	540	540	187	727
Preferred stock distributions:
Series C	—	—	—	(4,340)	—	(4,340)	—	(4,340)
Series D	—	—	—	(2,016)	—	(2,016)	—	(2,016)
Common stock distributions	—	—	—	(23,135)	—	(23,135)	(7,997)	(31,132)
Distributions payable on Series C preferred stock ($42.97/share)	—	—	—	(1,805)	—	(1,805)	—	(1,805)
Distributions payable on Series D preferred stock ($38.28/share)	—	—	—	(1,148)	—	(1,148)	—	(1,148)
Distributions payable common stock ($0.52/share) and distributions payable partnership units ($0.52/unit)	—	—	—	(11,675)	—	(11,675)	(4,062)	(15,737)
Balance, September 30, 2018	$180,000	$225	$373,036	$(205,872)	$(156)	$347,233	$69,566	$416,799
The Notes to Financial Statements are an integral part of these statements.

Saul Centers, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$47,550	$46,180
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivatives	2	2
Gain on sale of property	(509)	—
Depreciation and amortization of deferred leasing costs	33,956	34,396
Amortization of deferred debt costs	1,224	1,043
Compensation costs of stock grants and options	1,434	1,349
Provision for credit losses	530	602
Increase in accounts receivable and accrued income	(1,846)	(2,901)
Additions to deferred leasing costs	(4,195)	(3,654)
Increase in prepaid expenses	(3,767)	(3,947)
(Increase) decrease in other assets	1,171	(817)
Increase in accounts payable, accrued expenses and other liabilities	2,681	2,991
Decrease in deferred income	(3,358)	(801)
Net cash provided by operating activities	74,873	74,443
Cash flows from investing activities:
Acquisitions of real estate investments (1)	(36,346)	(79,499)
Additions to real estate investments	(6,586)	(12,389)
Additions to development and redevelopment projects	(54,693)	(14,286)
Repayment of note receivable	1,326	—
Proceeds from sale of property (2)	—	6,688
Net cash used in investing activities	(96,299)	(99,486)
Cash flows from financing activities:
Proceeds from notes payable	—	40,000
Repayments on notes payable	(36,577)	(20,303)
Proceeds from term loan facility	75,000	—
Proceeds from revolving credit facility	102,000	55,000
Repayments on revolving credit facility	(86,000)	(15,000)
Proceeds from construction loan	2,949	1,437
Additions to deferred debt costs	(2,493)	(2,069)
Proceeds from the issuance of:
Common stock	19,336	15,303
Partnership units (1)	4,699	5,798
Series D preferred stock	72,369	—
Series C preferred stock redemption payment	(75,000)	—
Preferred stock redemption costs	(13)	—
Distributions to:
Series C preferred stockholders	(7,433)	(9,281)
Series D preferred stockholders	(2,016)	—
Common stockholders	(34,613)	(33,350)
Noncontrolling interests	(11,919)	(11,429)
Net cash provided by financing activities	20,289	26,106
Net increase (decrease) in cash and cash equivalents	(1,137)	1,063
Cash and cash equivalents, beginning of period	10,908	8,322
Cash and cash equivalents, end of period	$9,771	$9,385
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,697	$34,394
Increase in accrued real estate investments and development costs	$6,880	$992

(1) The 2018 acquisition of real estate and proceeds from the issuance of partnership units each excludes $8,776 in connection with the acquisition of Ashbrook Marketplace in exchange for limited partnership units.
(2) Proceeds from sale of property excludes $1,275 of seller financing in connection with the sale of the Company's Great Eastern property.

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
The following table lists the significant properties acquired, in development and disposed since December 31, 2016.

Name of Property	Location	Type	Year of Acquisition/ Development/Disposition
Acquisitions
Burtonsville Town Square	Burtonsville, MD	Shopping Center	2017
7316 Wisconsin Avenue	Bethesda, MD	Mixed-Use	2018
Developments
750 N. Glebe Road	Arlington, VA	Mixed-Use	2017 - 2018
Ashbrook Marketplace	Ashburn, VA	Shopping Center	2018
Dispositions
Great Eastern	District Heights, MD	Shopping Center	2017
As of September 30, 2018, the Company’s properties (the “Current Portfolio Properties”) consisted of 49 shopping center properties (the “Shopping Centers”), seven mixed-use properties, which are comprised of office, retail and multi-family residential uses (the “Mixed-Use Properties”) and four (non-operating) development properties.

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
Because the properties are located primarily in the Washington, DC/Baltimore metropolitan area, the Company is subject to a concentration of credit risk related to these properties. A majority of the Shopping Centers are anchored by one or more major tenants. As of September 30, 2018, 32 of the Shopping Centers were anchored by a grocery store and offer primarily day-to-day necessities and services. Two tenants individually accounted for 2.5% or more of the Company’s total revenue for the nine months ended September 30, 2018. Giant Food, a tenant at ten Shopping Centers, and Capital One, a tenant at 18 properties, individually accounted for 4.8% and 2.7%, respectively, of the Company's total revenue for the nine months ended September 30, 2018.

Notes to Consolidated Financial Statements (Unaudited)

Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of Saul Centers and its subsidiaries, including the Operating Partnership and Subsidiary Partnerships, which are majority owned by Saul Centers. Substantially all assets and liabilities of the Company as of September 30, 2018 and December 31, 2017, are comprised of the assets and liabilities of the Operating Partnership. The debt arrangements which are subject to recourse are described in Note 5. All significant intercompany balances and transactions have been eliminated in consolidation.
The Operating Partnership is a variable interest entity ("VIE") because the limited partners do not have substantive kick-out or participating rights. The Company is the primary beneficiary of the Operating Partnership because it has the power to direct its activities and the rights to absorb 74.1% of its net income. Because the Operating Partnership was previously consolidated into the financial statements of the Company, classification of it as a VIE had no impact on the consolidated financial statements of the Company.
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
Accounts Receivable, Accrued Income and Allowance for Doubtful Accounts
Accounts receivable primarily represent amounts currently due from tenants in accordance with the terms of their respective leases. Receivables are reviewed monthly and reserves are established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable in the accompanying financial statements are shown net of an allowance for doubtful accounts of approximately $0.6 million and $0.4 million at September 30, 2018 and December 31, 2017, respectively.
In addition to rents due currently, accounts receivable includes approximately $43.6 million and $44.1 million, at September 30, 2018 and December 31, 2017, respectively, net of allowance for doubtful accounts totaling $0.2 million and $0.2 million, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
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

Notes to Consolidated Financial Statements (Unaudited)

The Company must make a determination as to the point in time that it is probable that a sale will be consummated, which generally occurs when an executed sales contract has no contingencies and the prospective buyer has significant funds at risk to ensure performance. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation. As of September 30, 2018, the Company had no assets designated as held-for-sale.
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments. Short-term investments include money market accounts and other investments which generally mature within three months, measured from the acquisition date, and/or are readily convertible to cash.
Construction In Progress
Construction in progress includes land, preconstruction and development costs of active projects. Preconstruction costs include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. Construction in progress as of September 30, 2018 and December 31, 2017, is composed of the following:

(in thousands)	September 30, 2018	December 31, 2017
Glebe Road	$136,766	$83,462
Ashbrook Marketplace	10,016	—
Other	14,843	7,652
Total	$161,625	$91,114
Deferred Debt Costs
Deferred debt costs consist of fees and costs incurred to obtain long-term financing, construction financing and the credit facility. These fees and costs are being amortized on a straight-line basis over the terms of the respective loans or agreements, which approximates the effective interest method. Deferred debt costs totaled $10.0 million and $6.9 million, net of accumulated amortization of $7.6 million and $8.2 million, at September 30, 2018 and December 31, 2017, respectively, and are reflected as a reduction of the related debt in the Consolidated Balance Sheets. At December 31, 2017, deferred debt costs totaling $1.8 million, related to the Glebe Road construction loan, which had no outstanding balance, are included in Other Assets in the Consolidated Balance Sheets.
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
Deferred Leasing Costs
Deferred leasing costs consist of commissions paid to third-party leasing agents, internal costs such as employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities for successful commercial leases, amounts attributed to in-place leases associated with acquired properties and lease inducement costs. Leasing related activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. Unamortized deferred leasing costs are charged to expense if the applicable lease is terminated prior to expiration of the initial lease term. Deferred leasing costs are amortized over the term of the lease or remaining term of acquired leases. Collectively, deferred leasing costs totaled $28.1 million and $27.3 million, net of accumulated amortization of $36.1 million and $35.3 million, as of September 30, 2018 and December 31, 2017, respectively. Amortization expense, included in depreciation and amortization of deferred leasing costs in the consolidated statements of operations, totaled $4.3 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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
If there is an event or change in circumstance that indicates a potential impairment in the value of a real estate investment property, the Company prepares an analysis to determine whether the carrying value of the real estate investment property exceeds its estimated fair value. The Company considers both quantitative and qualitative factors including recurring operating losses, significant decreases in occupancy, and significant adverse changes in legal factors and business climate. If impairment indicators are present, the Company compares the projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying value of that property. The Company assesses its undiscounted projected cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If the carrying value is greater than the undiscounted projected cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its then estimated fair value. The value of any property is sensitive to the actual results of any of the aforementioned estimated factors, either individually or taken as a whole. Should the actual results differ from management’s projections, the valuation could be negatively or positively affected. The Company did not recognize an impairment loss on any of its real estate during the nine months ended September 30, 2018 and 2017.
Interest, real estate taxes, development-related salary costs and other carrying costs are capitalized on projects under development and construction. Upon substantial completion of construction and the placement of the assets into service, rental income, real estate tax expense, property operating expenses (consisting of payroll, repairs and maintenance, utilities, insurance and other property related expenses) and depreciation are included in current operations and capitalization of interest ceases. Property operating expenses are charged to operations as incurred. Interest capitalized totaled $4.3 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively. Commercial development projects are considered substantially complete and available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Multi-family residential development projects are considered substantially complete and available for occupancy upon receipt of the certificate of occupancy from the appropriate licensing authority. Substantially completed portions of a project are accounted for as separate projects.
Depreciation is calculated using the straight-line method and estimated useful lives of generally between 35 and 50 years for base buildings, or a shorter period if management determines that the building has a shorter useful life, and up to 20 years for certain other improvements that extend the useful lives. Leasehold improvement expenditures are capitalized when certain criteria are met, including when the Company supervises construction and will own the improvements. Tenant improvements are amortized, over the shorter of the lives of the related leases or the useful life of the improvements, using the straight-line method. Depreciation expense in the Consolidated Statements of Operations totaled $29.7 million and $30.3 million for the nine months ended September 30, 2018 and 2017, respectively. Repairs and maintenance expense totaled $8.7 million and $8.5 million for the nine months ended September 30, 2018 and 2017, respectively, and is included in property operating expenses in the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (Unaudited)

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
The Company has a stock plan, which was originally approved in 2004, amended in 2008 and 2013 and which expires in 2023, for the purpose of attracting and retaining executive officers, directors and other key personnel (the “Stock Plan”). Pursuant to the Stock Plan, the Compensation Committee established a Deferred Compensation Plan for Directors for the benefit of its directors and their beneficiaries, which replaced a previous Deferred Compensation and Stock Plan for Directors. A director may make an annual election to defer all or part of his or her director’s fees and has the option to have the fees paid in cash, in shares of common stock or in a combination of cash and shares of common stock upon separation from the Board. If the director elects to have fees paid in stock, fees earned during a calendar quarter are aggregated and divided by the closing market price of the Company’s common stock on the first trading day of the following quarter to determine the number of shares to be credited to the director. During the nine months ended September 30, 2018, 6,686 shares were credited to director's deferred fee accounts and 77,464 shares were issued. As of September 30, 2018, the director's deferred fee accounts comprise 113,040 shares.
The Compensation Committee has also approved an annual award of shares of the Company’s common stock as additional compensation to each director serving on the Board of Directors as of the record date for the Annual Meeting of Stockholders. The shares are awarded as of each Annual Meeting of Stockholders, and their issuance may not be deferred.
Noncontrolling Interests
Saul Centers is the sole general partner of the Operating Partnership, owning a 74.1% common interest as of September 30, 2018. Noncontrolling interests in the Operating Partnership is comprised of limited partnership units owned by the Saul Organization. Noncontrolling interests reflected on the accompanying consolidated balance sheets is increased for earnings attributable to limited partnership interests and distributions reinvested in additional units, and is decreased for limited partner distributions. Noncontrolling interests reflected on the consolidated statements of operations represents earnings attributable to limited partnership interests.
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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Weighted average common stock outstanding-Basic	22,432	21,942	22,290	21,844
Effect of dilutive options	69	86	46	105
Weighted average common stock outstanding-Diluted	22,501	22,028	22,336	21,949
Non-dilutive options	443	—	508	—
Years non-dilutive options were issued	2016 and 2017	—	2015, 2016 and 2017	—

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

Notes to Consolidated Financial Statements (Unaudited)

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
In February 2016, the FASB issued ASU 2016-02, ‘‘Leases’’ (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, interim periods within those years, and requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain practical expedients for those existing leases. Upon adoption of ASU 2016-02 effective January 1, 2019, we anticipate election of the practical expedient with respect to cost recoveries. We anticipate that the accounting for initial direct costs will impact the amount of those costs that are charged to expense and we continue to evaluate the impact on our consolidated financial statements and related disclosures.
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
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the presentation used for the nine months ended September 30, 2018.

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
7316 Wisconsin Avenue
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. The property has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the recently approved Bethesda Downtown Plan. The purchase price was funded through the Company's revolving credit facility.
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
During 2018, the Company purchased one property, 7316 Wisconsin Avenue, at a cost of $36.2 million, including acquisition costs. Of the total acquisition cost, $34.2 million was allocated to land, $1.0 million was allocated to buildings, $0.9 million was allocated to in-place leases, and $0.1 million was allocated to above-market leases, based on their relative fair values.
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

4.	Noncontrolling Interests - Holders of Convertible Limited Partnership Units in the Operating Partnership
As of September 30, 2018, the Saul Organization holds a 25.9% limited partnership interest in the Operating Partnership represented by approximately 7.8 million convertible limited partnership units. These units are convertible into shares of Saul Centers’ common stock, at the option of the unit holder, on a one-for-one basis provided that, in accordance with the Company's Articles of Incorporation, the rights may not be exercised at any time that the Saul Organization beneficially owns, directly or indirectly, in the aggregate more than 39.9% of the value of the outstanding common stock and preferred stock of Saul Centers (the “Equity Securities”). As of September 30, 2018, approximately 760,000 units were convertible into shares of Saul Centers common stock.
The impact of the Saul Organization’s approximately 25.9% limited partnership interest in the Operating Partnership is reflected as Noncontrolling Interests in the accompanying consolidated financial statements. Fully converted partnership units and diluted weighted average common stock outstanding for the three months ended September 30, 2018 and 2017, were approximately 30.3 million and 29.5 million, respectively, and for the nine months ended September 30, 2018 and 2017, were approximately 30.0 million and 29.4 million, respectively.

5.	Notes Payable, Revolving Credit Facility, Interest and Amortization of Deferred Debt Costs
The principal amount of the Company’s outstanding debt totaled approximately $1.0 billion at September 30, 2018, of which approximately $870.9 million was fixed-rate debt and approximately $152.0 million was variable rate debt, including
$77.0 million outstanding under an unsecured revolving credit facility and $75.0 million outstanding under a term loan credit facility. The carrying value of the properties collateralizing the notes payable totaled approximately $965.6 million as of September 30, 2018.
On January 26, 2018, the Company replaced its credit facility. The new credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, totals $400.0 million, of which $325.0 million is a revolving credit facility and $75.0 million is a term loan. The revolving credit facility matures on January 26, 2022, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on January 26, 2023, and may not be extended. In general, loan availability under the new credit facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the revolving credit facility, and 130 basis points to 190 basis points under the term loan, each as determined by certain leverage tests. As of September 30, 2018, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the new credit facility. Letters of credit may be issued under the revolving credit facility. On September 30, 2018, based on the value of the Company’s unencumbered properties, approximately $161.1 million was available under the revolving credit facility, $77.0 million was outstanding and approximately $185,000 was committed for letters of credit.
On January 18, 2017, the Company closed on a 15-year, non-recourse $40.0 million mortgage loan secured by Burtonsville Town Square. The loan matures in 2032, bears interest at a fixed rate of 3.39%, requires monthly principal and interest payments of $197,900 based on a 25-year amortization schedule and requires a final payment of $20.3 million at maturity.

Notes to Consolidated Financial Statements (Unaudited)

On August 14, 2017, the Company closed on a $157.0 million construction-to-permanent loan, the proceeds of which will be used to partially fund the Glebe Road development project. The loan, which had an outstanding balance of $2.9 million at September 30, 2018, matures in 2035, bears interest at a fixed rate of 4.67%, requires interest only payments, which will be funded by the loan, until conversion to permanent. The conversion is expected in the fourth quarter of 2021, and thereafter, monthly principal and interest payments of $887,900 based on a 25-year amortization schedule will be required.
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
Saul Centers is a guarantor of the credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness loan (approximately $10.0 million of the $70.1 million outstanding balance at September 30, 2018, which guarantee will be reduced to (i) $6.7 million on October 1, 2019, (ii) $3.3 million on October 1, 2020 and (iii) zero on October 1, 2021), and (b) a portion of the Kentlands Square II mortgage loan (approximately $9.2 million of the $35.6 million outstanding at September 30, 2018). All other notes payable are non-recourse.
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
At September 30, 2018, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2018	$—		$7,688	$7,688
2019	60,794		29,298	90,092
2020	61,163		26,772	87,935
2021	11,012		26,486	37,498
2022	113,502	(a)	26,990	140,492
2023	84,225		27,290	111,515
Thereafter	430,259		117,422	547,681
Principal amount	$760,955		$261,946	1,022,901
Unamortized deferred debt costs				9,989
Net				$1,012,912
(a) Includes $77.0 million outstanding under the revolving credit facility.

Notes to Consolidated Financial Statements (Unaudited)

Interest expense and amortization of deferred debt costs for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Interest incurred	$12,361	$12,370	$36,863	$37,037
Amortization of deferred debt costs	377	351	1,224	1,043
Capitalized interest	(1,716)	(900)	(4,301)	(2,495)
	$11,022	$11,821	$33,786	$35,585

6.	Equity
The consolidated statements of operations for the nine months ended September 30, 2018 and 2017, reflect noncontrolling interests of $9.3 million and $9.5 million, respectively, representing income attributable to the Saul Organization for each period.
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
At September 30, 2018, the Company had outstanding 4.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Stock. The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

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
The Company participates in a multiemployer 401K plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. Company contributions, which are included in general and administrative expense or property operating expenses in the Consolidated Statements of Operations, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $264,900 and $270,600 for the nine months ended September 30, 2018 and 2017, respectively. All amounts contributed by employees and the Company are fully vested.
The Company also participates in a multiemployer nonqualified deferred compensation plan with entities in the Saul Organization which covers those full-time employees who meet the requirements as specified in the plan. According to the

Notes to Consolidated Financial Statements (Unaudited)

plan, which can be modified or discontinued at any time, participating employees defer 2% of their compensation in excess of a specified amount. For the nine months ended September 30, 2018 and 2017, the Company credited to employee accounts $161,500 and $154,300, respectively, which is the sum of accrued earnings and three times the amount deferred by employees and is included in general and administrative expense. All amounts contributed by employees and credited by the Company are fully vested. The cumulative unfunded liability under this plan was $2.6 million and $2.4 million, at September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
The Company has entered into a shared services agreement (the “Agreement”) with the Saul Organization that provides for the sharing of certain personnel and ancillary functions such as computer hardware, software, and support services and certain direct and indirect administrative personnel. The method for determining the cost of the shared services is provided for in the Agreement and is based upon head count, estimates of usage or estimates of time incurred, as applicable. The terms of the Agreement and the payments made thereunder are deemed reasonable by management and are reviewed annually by the Audit Committee of the Board of Directors, which consists entirely of independent directors. Billings by the Saul Organization for the Company’s share of these ancillary costs and expenses for the nine months ended September 30, 2018 and 2017, which included rental expense for the Company’s headquarters lease, totaled approximately $6.2 million and $5.4 million, net, respectively. The amounts are generally expensed as incurred and are primarily reported as general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, accounts payable, accrued expenses and other liabilities included approximately $767,600 and $993,200, respectively, representing amounts due to the Saul Organization for the Company’s share of these ancillary costs and expenses.
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
In August 2016, the Company entered into an agreement to acquire from the Trust approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The transaction closed on May 9, 2018, and the Company issued 176,680 limited partnership units to the Trust. The Company intends to construct a shopping center and, upon stabilization, may be obligated to issue additional limited partnership units to the Trust.
The Company subleases its corporate headquarters space from a member of the Saul Organization. The lease commenced in March 2002, expires in 2022, and provides for base rent increases of 3% per year, with payment of a pro-rata share of operating expenses over a base year amount. The Agreement requires each party to pay an allocation of total rental payments based on a percentage proportionate to the number of employees employed by each party. The Company’s rent expense for its headquarters location was $590,000 and $578,200 for the nine months ended September 30, 2018 and 2017, respectively, and is included in general and administrative expense.
The B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the B. F. Saul Company and a member of the Saul Organization, is a general insurance agency that receives commissions and fees in connection with the Company’s insurance program. Such commissions and fees amounted to $251,800 and $173,800 for the nine months ended September 30, 2018 and 2017, respectively.

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
The following table summarizes the amount and activity of each grant with outstanding unexercised options, the total value and variables used in the computation and the amount expensed and included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2018.

Notes to Consolidated Financial Statements (Unaudited)

	Directors
Grant date	4/24/2009	5/7/2010	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	5/11/2018	Subtotals
Total grant	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	27,500	320,000
Vested	32,500	32,500	32,500	35,000	35,000	30,000	35,000	32,500	27,500	27,500	320,000
Exercised	27,500	25,000	22,500	22,500	22,500	17,500	12,500	7,500	—	2,500	160,000
Forfeited	—	2,500	2,500	—	—	—	—	—	2,500	—	7,500
Exercisable at September 30, 2018	5,000	5,000	7,500	12,500	12,500	12,500	22,500	25,000	25,000	25,000	152,500
Remaining unexercised	5,000	5,000	7,500	12,500	12,500	12,500	22,500	25,000	25,000	25,000	152,500
Exercise price	$32.68	$38.76	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41	$49.46
Volatility	0.344	0.369	0.358	0.348	0.333	0.173	0.166	0.166	0.173	0.192
Expected life (years)	6.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Assumed yield	4.54%	4.23%	4.16%	4.61%	4.53%	4.48%	4.54%	3.75%	3.45%	3.70%
Risk-free rate	2.19%	2.17%	1.86%	0.78%	0.82%	1.63%	1.50%	1.23%	1.89%	2.84%
Total value at grant date	$222,950	$287,950	$297,375	$257,250	$278,250	$109,500	$125,300	$151,125	$165,550	$169,400	$2,064,650
Expensed in previous years	222,950	287,950	297,375	257,250	278,250	109,500	125,300	151,125	165,550	—	1,895,250
Expensed in 2018	—	—	—	—	—	—	—	—	—	169,400	169,400
Future expense	—	—	—	—	—	—	—	—	—	—	—
	Officers
Grant date	5/13/2011	5/4/2012	5/10/2013	5/9/2014	5/8/2015	5/6/2016	5/5/2017	5/11/2018	Subtotal		Grand Totals
Total grant	162,500	242,500	202,500	170,000	190,000	194,000	205,000	217,500	1,584,000		1,904,000
Vested	118,750	107,500	171,875	168,125	140,625	96,375	51,250	—	854,500		1,174,500
Exercised	103,750	92,455	129,375	46,126	20,625	3,750	—	—	396,081		556,081
Forfeited	43,750	135,000	30,625	1,875	3,125	1,875	—	—	216,250		223,750
Exercisable at September 30, 2018	15,000	15,045	42,500	121,999	120,000	92,625	51,250	—	458,419		610,919
Remaining unexercised	15,000	15,045	42,500	121,999	166,250	188,375	205,000	217,500	971,669		1,124,169
Exercise price	$41.82	$39.29	$44.42	$47.03	$51.07	$57.74	$59.41	$49.46
Volatility	0.330	0.315	0.304	0.306	0.298	0.185	0.170	0.177
Expected life (years)	8.0	8.0	8.0	7.0	7.0	7.0	7.0	7.0
Assumed yield	4.81%	5.28%	5.12%	4.89%	4.94%	3.80%	3.50%	3.75%
Risk-free rate	2.75%	1.49%	1.49%	2.17%	1.89%	1.55%	2.17%	2.94%
Gross value at grant date	$1,366,625	$1,518,050	$1,401,300	$1,349,800	$1,584,600	$1,136,840	$1,324,300	$1,313,700	$10,995,215		$13,059,865
Estimated forfeitures	367,937	845,100	211,925	14,887	141,780	86,628	91,642	83,157	1,843,056		1,843,056
Expensed in previous years	998,688	672,950	1,189,375	1,082,664	961,888	437,580	205,440	—	5,548,585		7,443,835
Expensed in 2018	—	—	—	252,249	270,531	196,911	231,120	128,180	1,078,991		1,248,391
Future expense	—	—	—	—	210,401	415,721	796,098	1,102,363	2,524,583		2,524,583
Weighted average term of remaining future expense (in years)	2.7

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the option activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding at January 1	913,320	$52.80	$8,172,970
Granted	245,000	49.46	1,602,300
Exercised	(29,151)	44.64	415,119
Expired/Forfeited	(5,000)	54.78
Outstanding at September 30	1,124,169	52.28	5,341,971
Exercisable at September 30	610,919	50.72	3,691,508
The intrinsic value measures the price difference between the options’ exercise price and the closing share price quoted by the New York Stock Exchange as of the date of measurement. The intrinsic value for shares exercised during the period was calculated by using the closing share price on the date of exercise. At September 28, 2018, the final trading day of the third quarter, the closing share price of $56.00 was lower than the exercise price of the 213,375 and 230,000 outstanding options granted in 2016 and 2017, respectively. The weighted average remaining contractual life of the Company’s outstanding and exercisable options is 7.4 years and 6.4 years, respectively.

9.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value. The aggregate fair value of the notes payable with fixed-rate payment terms was determined using Level 3 data in a discounted cash flow approach, which is based upon management’s estimate of borrowing rates and loan terms currently available to the Company for fixed-rate financing and, assuming long-term interest rates of approximately 4.55% and 3.90%, would be approximately $891.9 million and $951.7 million, respectively, compared to the principal balance of $870.9 million and $890.4 million at September 30, 2018 and December 31, 2017, respectively. A change in any of the significant inputs may lead to a change in the Company’s fair value measurement of its debt.
The Company carries its interest rate swap at fair value. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy with the exception of the impact of counter-party risk, which was determined using Level 3 inputs and is not significant. Derivative instruments are classified within Level 2 of the fair value hierarchy because their values are determined using third-party pricing models which contain inputs that are derived from observable market data. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs. The swap agreement terminates on July 1, 2020. As of September 30, 2018, the fair value of the interest-rate swap was approximately $0.3 million and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. The decrease in value from inception of the swap is reflected in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income. Amounts recognized in earnings are included in Changes in Fair Value of Derivatives in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Change in fair value:
Recognized in earnings	$10	$(1)	$(2)	$(2)
Recognized in other comprehensive income	173	171	727	503
	$183	$170	$725	$501

10.	Commitments and Contingencies
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

(In thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Three months ended September 30, 2018
Real estate rental operations:
Revenue	$41,161	$15,850	$—	$57,011
Expenses	(8,644)	(5,304)	—	(13,948)
Income from real estate	32,517	10,546	—	43,063
Other revenue	—	—	48	48
Interest expense and amortization of deferred debt costs	—	—	(11,022)	(11,022)
General and administrative	—	—	(4,141)	(4,141)
Depreciation and amortization of deferred leasing costs	(7,249)	(4,007)	—	(11,256)
Change in fair value of derivatives	—	—	10	10
Net income (loss)	$25,268	$6,539	$(15,105)	$16,702
Capital investment	$15,145	$44,161	$—	$59,306
Total assets	$982,038	$514,480	$9,620	$1,506,138

Three months ended September 30, 2017
Real estate rental operations:
Revenue	$40,834	$15,394	$—	$56,228
Expenses	(8,799)	(5,505)	—	(14,304)
Income from real estate	32,035	9,889	—	41,924
Other revenue	—	—	9	9
Interest expense and amortization of deferred debt costs	—	—	(11,821)	(11,821)
General and administrative	—	—	(4,363)	(4,363)
Depreciation and amortization of deferred leasing costs	(7,457)	(3,906)	—	(11,363)
Change in fair value of derivatives	—	—	(1)	(1)
Net income (loss)	$24,578	$5,983	$(16,176)	$14,385
Capital investment	$3,503	$8,161	$—	$11,664
Total assets	$983,369	$431,182	$9,177	$1,423,728

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Shopping Centers	Mixed-Use Properties	Corporate and Other	Consolidated Totals
Nine months ended September 30, 2018
Real estate rental operations:
Revenue	$122,982	$46,648	$—	$169,630
Expenses	(26,143)	(15,712)	—	(41,855)
Income from real estate	96,839	30,936	—	127,775
Other revenue	—	—	218	218
Interest expense and amortization of deferred debt costs	—	—	(33,786)	(33,786)
General and administrative	—	—	(13,208)	(13,208)
Depreciation and amortization of deferred leasing costs	(21,880)	(12,076)	—	(33,956)
Gain on sale of property	509	—	—	509
Change in fair value of derivatives	—	—	(2)	(2)
Net income (loss)	$75,468	$18,860	$(46,778)	$47,550
Capital investment	$22,288	$74,011	$—	$96,299
Total assets	$982,038	$514,480	$9,620	$1,506,138

Nine months ended September 30, 2017
Real estate rental operations:
Revenue	$124,854	$45,725	$—	$170,579
Expenses	(25,876)	(15,393)	—	(41,269)
Income from real estate	98,978	30,332	—	129,310
Other revenue	—	—	31	31
Interest expense and amortization of deferred debt costs	—	—	(35,585)	(35,585)
General and administrative	—	—	(13,178)	(13,178)
Depreciation and amortization of deferred leasing costs	(22,649)	(11,747)	—	(34,396)
Change in fair value of derivatives	—	—	(2)	(2)
Net income (loss)	$76,329	$18,585	$(48,734)	$46,180
Capital investment	$87,788	$18,386	$—	$106,174
Total assets	$983,369	$431,182	$9,177	$1,423,728

12. Subsequent Events
The Company has reviewed operating activities for the period subsequent to September 30, 2018 and determined there are no subsequent events required to be disclosed.

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
General
The following discussion is based primarily on the consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2018.
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

	Nine months ended September 30,
	2018	2017	2016	2015	2014
Base rent	$20.13	$19.30	$18.67	$18.47	$18.06
Effective rent	$18.25	$17.49	$16.87	$16.78	$16.41

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
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Construction is complete on the three level below grade parking structure. Concrete work is proceeding up to and including the eleventh floor and pre-cast facade panels are being installed. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which will be financed with a $157.0 million construction-to-permanent loan. Costs incurred through September 30, 2018 total approximately $136.8 million, of which $2.9 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the planned retail space being leased.
Albertson's/Safeway, currently a tenant at seven of the Company's shopping centers, two of which locations are subleased to other grocers, closed two Safeway stores located at the Company's properties during the June 2016 quarter. The stores that closed were located in Broadlands Village, Loudoun County, Virginia and Briggs Chaney Plaza, Montgomery County, Maryland. The lease at Briggs Chaney remains in full force and effect and Albertson’s/Safeway has executed a sublease with a replacement grocer, Global Food, for that space and Global Food commenced operations in March 2017. In February 2017, the Company terminated the lease with Albertson's/Safeway at Broadlands and received a $3.6 million termination fee which was recognized as revenue in the first quarter. The termination fee revenue was partially offset by the loss of approximately $1.6 million of rental revenue over the course of 2017. The Company has executed a lease with Aldi Food Market for 20,000 square feet of this space, which opened in November 2017, and lease negotiations are in progress for substantially all of the remaining space. In August 2018, Safeway closed its store at Palm Springs Center in Florida. The lease was purchased by Publix, and the store is scheduled to re-open in November 2018.
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the revolving credit facility. The Company has substantially completed construction of the shell of a 16,000 square foot small shop expansion and construction of interior improvements is underway. Delivery of tenant spaces is projected in late 2018, with tenant openings scheduled for the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 55% of the space and the Company has prospects for the remaining portion. In addition, a lease has been executed with Taco Bell who will construct a free-standing building on a pad site within the property.
During the three months ended June 30, 2017, the Company executed a termination agreement with Kmart at Kentlands Square II. Kmart closed its 104,000 square foot store at Kentlands in September 2017, and the Company gained possession on October 31, 2017. As a result of the termination, the mortgage loan agreement requires that Saul Centers guarantee approximately $9.2 million of that loan effective October 31, 2017 (the termination date), which will be reduced upon satisfaction of conditions stated in the loan documents. Annual revenue to the Company under the Kmart lease totaled approximately $1.3 million. In September 2018, the Company executed a lease with At Home for all of the space. Tenant construction is underway, and At Home is scheduled to open for business during the first quarter of 2019.
In September 2017, the Company sold for $8.5 million the 255,400 square foot Great Eastern Shopping Center located in District Heights, Maryland. The Company provided $1.28 million second trust financing to the buyer, which bore interest at a fixed rate of 6%. In May 2018, the buyer repaid the loan in full and the Company recognized a $0.5 million gain that was previously deferred.
In May 2018, the Company acquired from the Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has received site plan approval for an approximately 88,000 square foot neighborhood shopping center. A 29,000 square foot anchor grocery store lease has been executed with Lidl and, including an executed gas station pad lease and shop space leases, overall pre-leasing totals approximately 44% of the planned space. In addition, lease negotiations are in progress for approximately 12,000 square feet of the planned pad building and small shop space. Site work is projected to commence in November 2018, subject to the receipt of final building permits, with the shopping center opening scheduled for early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Trust.
In September 2018, the Company purchased for $35.5 million, plus $0.7 million of acquisition costs, an office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. The property has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the recently approved Bethesda Downtown Plan. The purchase price was funded through the Company's revolving credit facility.
The recent period of economic expansion has now run in excess of five years. While economic conditions within the local Washington, DC metropolitan area have remained relatively stable, issues facing the Federal government relating to taxation, spending and interest rate policy will likely continue to impact the office, retail and residential real estate markets over the coming years. Because the majority of the Company’s property operating income is produced by our shopping centers, we continually monitor the implications of government policy changes, as well as shifts in consumer demand between on-line and in-store shopping, on future shopping center construction and retailer store expansion plans. Based on our observations, we continue to adapt our marketing and merchandising strategies in a way to maximize our future performance.  The Company’s overall leasing percentage, on a comparative same property basis, which excludes the impact of properties not in operation for the entirety of the comparable periods, was 95.2% at September 30, 2018, compared to 95.5% at September 30, 2017.
The Company maintains a ratio of total debt to total asset value of under 50%, which allows the Company to obtain additional secured borrowings if necessary. As of September 30, 2018, amortizing fixed-rate debt with staggered maturities from 2019 to 2035 represented approximately 85.1% of the Company’s notes payable, thus minimizing refinancing risk in any given year. As of September 30, 2018, the Company’s variable-rate debt consisted of $152.0 million outstanding under the credit facility. As of September 30, 2018, the Company has availability of approximately $161.1 million under its $325.0 million unsecured revolving credit facility.
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

Results of Operations
Three months ended September 30, 2018 (the "2018 Quarter") compared to the three months ended September 30, 2017 (the "2017 Quarter")
Revenue

	Three months ended September 30,		2017 to 2018 Change
(Dollars in thousands)	2018	2017	Amount	Percent
Base rent	$46,189	$45,385	$804	1.8%
Expense recoveries	9,209	9,447	(238)	(2.5)%
Percentage rent	119	67	52	77.6%
Other property revenue	1,494	1,329	165	12.4%
Other revenue	48	9	39	433.3%
Total revenue	$57,059	$56,237	$822	1.5%
Base rent includes $(0.2) million and $(0.1) million for the 2018 Quarter and 2017 Quarter, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $0.4 million and $0.4 million, for the 2018 Quarter and 2017 Quarter, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.

Total revenue increased 1.5% in the 2018 Quarter compared to the 2017 Quarter primarily due to (a) a $0.58 per square foot increase in base rent ($1.2 million) partially offset by (b) a 105,100 square foot reduction in leased commercial space ($0.5 million).
Operating Expenses

	Three months ended September 30,		2017 to 2018 Change
(Dollars in thousands)	2018	2017	Amount	Percent
Property operating expenses	$6,910	$7,418	$(508)	(6.8)%
Provision for credit losses	101	52	49	94.2%
Real estate taxes	6,937	6,834	103	1.5%
Interest expense and amortization of deferred debt costs	11,022	11,821	(799)	(6.8)%
Depreciation and amortization of deferred leasing costs	11,256	11,363	(107)	(0.9)%
General and administrative	4,141	4,363	(222)	(5.1)%
Total operating expenses	$40,367	$41,851	$(1,484)	(3.5)%
Total operating expenses decreased 3.5% in the 2018 Quarter compared to the 2017 Quarter.
Property Operating Expenses. Property operating expenses decreased 6.8% in the 2018 Quarter primarily due to decreased repairs and maintenance costs throughout the portfolio ($0.3 million).
Provision for Credit Losses. The provision for credit losses for the 2018 Quarter represents 0.18% of the Company’s revenue, a decrease from 0.09% for the 2017 Quarter.
Real Estate Taxes. Real estate taxes increased 1.5% in the 2018 Quarter primarily due to small increases at several properties throughout the portfolio.
Interest Expense and Amortization of Deferred Debt Costs. Interest expense decreased 6.8% in the 2018 Quarter primarily due to higher capitalized interest ($0.8 million).
Depreciation and Amortization of Deferred Leasing Costs. Depreciation and amortization of deferred leasing costs decreased primarily due to the impact of fully depreciated assets ($0.2 million).
General and Administrative. General and administrative expenses decreased 5.1% primarily due to lower state income taxes ($0.1 million).

Nine months ended September 30, 2018 (the "2018 Period") compared to the nine months ended September 30, 2017 (the "2017 Period")
Revenue

	Nine Months Ended September 30,		2017 to 2018 Change
(Dollars in thousands)	2018	2017	Amount	Percent
Base rent	$137,999	$135,436	$2,563	1.9%
Expense recoveries	26,582	26,378	204	0.8%
Percentage rent	786	968	(182)	(18.8)%
Other property revenue	4,263	7,797	(3,534)	(45.3)%
Other revenue	218	31	187	603.2%
Total revenue	$169,848	$170,610	$(762)	(0.4)%
Base rent includes $(0.6) million and $0.4 million for the 2018 Period and the 2017 Period, respectively, to recognize base rent on a straight-line basis. In addition, base rent includes $1.2 million and $1.3 million for the 2018 Period and the 2017

Period, respectively, to recognize income from the amortization of in-place leases acquired in connection with purchased real estate investment properties.
Total revenue decreased 0.4% in the 2018 Period compared to the 2017 Period.
Base Rent. The $2.6 million increase in base rent in the 2018 Period compared to 2017 Period is primarily attributable to (a) an $0.83 per square foot increase in commercial base rent ($5.4 million) and (b) higher residential base rent ($0.8 million) partially offset by (c) a 235,435 square foot decrease in commercial leased space ($3.4 million).
Expense Recoveries. Expense recoveries increased 0.8% in the 2018 Period primarily due to an increase in property operating expenses.
Percentage Rent. Percentage rent decreased 18.8% primarily due to the timing of receipt of sales reports from various tenants.
Other Property Revenue. Other property revenue decreased $3.5 million in the 2018 Period compared to the 2017 Period due to lower termination fees.
Other Revenue. Other revenue increased $0.2 million primarily due to higher interest income.
Operating Expenses

	Nine Months Ended September 30,		2017 to 2018 Change
(Dollars in thousands)	2018	2017	Amount	Percent
Property operating expenses	$20,766	$20,543	$223	1.1%
Provision for credit losses	530	602	(72)	(12.0)%
Real estate taxes	20,559	20,124	435	2.2%
Interest expense and amortization of deferred debt costs	33,786	35,585	(1,799)	(5.1)%
Depreciation and amortization of deferred leasing costs	33,956	34,396	(440)	(1.3)%
General and administrative	13,208	13,178	30	0.2%
Total operating expenses	$122,805	$124,428	$(1,623)	(1.3)%
Total operating expenses decreased 1.3% in the 2018 Period compared to the 2017 Period.
Property Operating Expenses. Property operating expenses increased 1.1% in the 2018 Period primarily due to higher repairs and maintenance expenses throughout the portfolio.
Provision for Credit Losses. The provision for credit losses for the 2018 Period represents 0.31% of the Company’s revenue, a decrease from 0.35% for the 2017 Period.
Real Estate Taxes. Real estate taxes increased 2.2% in the 2018 Period primarily due to small increases throughout the portfolio.
Interest and Amortization of Deferred Debt Costs. Interest and amortization of deferred debt costs decreased 5.1% to $33.8 million in the 2018 Period primarily due to increased capitalized interest ($1.8 million).
Depreciation and Amortization of Deferred Leasing Costs. The decrease in depreciation and amortization to $34.0 million in the 2018 Period from $34.4 million in the 2017 Period was primarily due to (a) the impact of fully depreciated assets ($1.4 million) partially offset by (b) the impact of assets placed in service ($1.1 million).

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
The tables below provide reconciliations of total property revenue and property operating income under GAAP to same property revenue and operating income for the indicated periods. The same property results for the three months ended September 30, 2018 and 2017 include 49 Shopping Centers and six Mixed-Used properties and for nine months ended September 30, 2018 and 2017 include 48 Shopping Centers and six Mixed-Use properties.

Same property revenue

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total property revenue	$57,011	$56,228	$169,630	$170,579
Less: Acquisitions, dispositions and development properties	(82)	(199)	(3,712)	(4,285)
Total same property revenue	$56,929	$56,029	$165,918	$166,294

Shopping Centers	$41,161	$40,635	$119,352	$120,569
Mixed-Use properties	15,768	15,394	46,566	45,725
Total same property revenue	$56,929	$56,029	$165,918	$166,294

Total Shopping Center revenue	$41,161	$40,834	$122,982	$124,854
Less: Shopping Center acquisitions, dispositions and development properties	—	(199)	(3,630)	(4,285)
Total same Shopping Center revenue	$41,161	$40,635	$119,352	$120,569

Total Mixed-Use property revenue	$15,850	$15,394	$46,648	$45,725
Less: Mixed-Use acquisitions, dispositions and development properties	(82)	—	(82)	—
Total same Mixed-Use revenue	$15,768	$15,394	$46,566	$45,725
The $0.9 million increase in same property revenue for the 2018 Quarter compared to the 2017 Quarter, was primarily due to increased base rent.
The $0.4 million decrease in same property revenue for the 2018 Period, compared to the 2017 Period, was primarily due to (a) the net impact of terminating leases for the spaces previously occupied by Safeway at Broadlands and Kmart at Kentlands ($3.5 million) partially offset by (b) higher base rent ($3.0 million).

Same property operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Property operating income	$43,063	$41,924	$127,775	$129,310
Less: Acquisitions, dispositions and development properties	(51)	(107)	(3,088)	(3,111)
Total same property operating income	$43,012	$41,817	$124,687	$126,199

Shopping Centers	$32,517	$31,928	$93,802	$95,867
Mixed-Use properties	10,495	9,889	30,885	30,332
Total same property operating income	$43,012	$41,817	$124,687	$126,199

Shopping Center operating income	$32,517	$32,035	$96,839	$98,978
Less: Shopping Center acquisitions, dispositions and development properties	—	(107)	(3,037)	(3,111)
Total same Shopping Center operating income	$32,517	$31,928	$93,802	$95,867

Mixed-Use property operating income	$10,546	$9,889	$30,936	$30,332
Less: Mixed-Use acquisitions, dispositions and development properties	(51)	—	(51)	—
Total same Mixed-Use property operating income	$10,495	$9,889	$30,885	$30,332
The $1.2 million increase in same property operating income in the 2018 Quarter compared to the 2017 Quarter was primarily due to (a) an increase in base rent ($0.9 million) and (b) lower property operating expenses net of recoveries ($0.2 million).
The $1.5 million decrease in same property operating income for the 2018 Period compared to the 2017 Period was primarily due to (a) the net impact of terminating leases for the spaces previously occupied by Safeway at Broadlands and Kmart at Kentlands ($3.5 million), (b) higher real estate taxes ($0.5 million) and (c) higher provision for credit losses ($0.2 million) partially offset by (d) higher base rent ($3.0 million).

Liquidity and Capital Resources
Cash and cash equivalents totaled $9.8 million and $9.4 million at September 30, 2018 and 2017, respectively. The Company’s cash flow is affected by its operating, investing and financing activities, as described below.

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$74,873	$74,443
Net cash used in investing activities	(96,299)	(99,486)
Net cash provided by financing activities	20,289	26,106
Increase (decrease) in cash and cash equivalents	$(1,137)	$1,063
Operating Activities
Net cash provided by operating activities represents cash received primarily from rental revenue, plus other revenue, less property operating expenses, leasing costs, normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Net cash used in investing activities includes property acquisitions, developments, redevelopments, tenant improvements and other property capital expenditures. The $3.2 million decrease in cash used in investing activities is primarily due to lower acquisition expenditures ($43.2 million) partially offset by higher development expenditures ($40.4 million).

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2018 primarily reflects:

•	preferred stock redemption payments totaling $75.0 million;

•	repayment of notes payable totaling $36.6 million;

•	revolving credit facility principal payments of $86.0 million;

•	distributions to common stockholders totaling $34.6 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $11.9 million;

•	distributions to preferred stockholders totaling $9.4 million; and

•	additions to deferred debt costs totaling $2.5 million;
which was partially offset by:

•	proceeds from the term loan facility totaling $75.0 million;

•	advances from the revolving credit facility totaling $102.0 million;

•	proceeds from the issuance of limited partnership units in the Operating Partnership pursuant to our Dividend Reinvestment and Stock Purchase Plan ("DRIP") totaling $4.7 million;

•	proceeds from the issuance of Series D Stock totaling $72.4 million; and

•	proceeds from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options totaling $19.3 million.
Net cash provided by financing activities for the nine months ended September 30, 2017 primarily reflects:

•	proceeds from notes payables totaling $40.0 million;

•	advances from the revolving credit facility totaling $55.0 million;

•	proceeds from the issuance of limited partnership units in the Operating Partnership pursuant to our DRIP totaling $5.8 million;

•	proceeds from the issuance of common stock pursuant to our DRIP, directors’ Deferred Compensation Plan and the exercise of stock options totaling $15.3 million; and

•	advances from the Park Van Ness construction loan totaling $1.4 million;
which was partially offset by:

•	revolving credit facility principal payments of $15.0 million;

•	repayment of notes payable totaling $20.3 million;

•	distributions to common stockholders totaling $33.4 million;

•	distributions to holders of convertible limited partnership units in the Operating Partnership totaling $11.4 million; and

•	distributions to preferred stockholders totaling $9.3 million.
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
Long-term liquidity requirements consist primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for property acquisitions and developments. The Company is developing a primarily residential project with street-level retail at 750 N. Glebe Road in Arlington, Virginia. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million. The Company had incurred costs totaling $136.8 million as of September 30, 2018. The remaining cost will be funded by a $157.0 million construction-to-permanent loan, which closed in 2017. The Company may also redevelop certain of the Current Portfolio Properties and may develop additional freestanding outparcels or expansions within certain of the Shopping Centers.

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
As of September 30, 2018, the scheduled maturities of debt, including scheduled principal amortization, for years ending December 31, were as follows:

(In thousands)	Balloon Payments		Scheduled Principal Amortization	Total
October 1 through December 31, 2018	$—		$7,688	$7,688
2019	60,794		29,298	90,092
2020	61,163		26,772	87,935
2021	11,012		26,486	37,498
2022	113,502	(a)	26,990	140,492
2023	84,225		27,290	111,515
Thereafter	430,259		117,422	547,681
Principal amount	$760,955		$261,946	1,022,901
Unamortized deferred debt expense				9,989
Net				$1,012,912
(a) Includes $77.0 million outstanding under the revolving credit facility.

Management believes that the Company’s capital resources, which at September 30, 2018 included cash balances of approximately $9.8 million and borrowing availability of approximately $161.1 million on its unsecured revolving credit facility, will be sufficient to meet its liquidity needs for the foreseeable future.
Dividend Reinvestments
The Company has a DRIP that allows its common stockholders and holders of limited partnership interests an opportunity to buy additional shares of common stock by reinvesting all or a portion of their dividends or distributions. The DRIP provides for investing in newly issued shares of common stock at a 3% discount from market price without payment of any brokerage commissions, service charges or other expenses. All expenses of the DRIP are paid by the Company. The Company issued 303,252 and 177,335 shares under the DRIP at a weighted average discounted price of $50.78 and $59.14 per share, during the nine months ended September 30, 2018 and 2017, respectively. The Company issued 93,566 and 95,755 limited partnership units under the DRIP at a weighted average price of $50.61 and $60.55 per unit during the nine months ended September 30, 2018 and 2017, respectively. The Company also credited 5,298 and 5,685 shares to directors pursuant to the reinvestment of dividends specified by the Directors’ Deferred Compensation Plan at a weighted average discounted price of $50.49 and $59.80 per share, during the nine months ended September 30, 2018 and 2017, respectively.
Capital Strategy and Financing Activity
As a general policy, the Company intends to maintain a ratio of its total debt to total asset value of 50% or less and to actively manage the Company’s leverage and debt expense on an ongoing basis in order to maintain prudent coverage of fixed charges. Asset value is the aggregate fair market value of the Current Portfolio Properties and any subsequently acquired properties as reasonably determined by management by reference to the properties’ aggregate cash flow. Given the Company’s current debt level, it is management’s belief that the ratio of the Company’s debt to total asset value was below 50% as of September 30, 2018.
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
On January 26, 2018, the Company replaced its credit facility. The new credit facility, which can be used for working capital, property acquisitions, development projects or letters of credit, totals $400.0 million, of which $325.0 million is a revolving credit facility and $75.0 million is a term loan. The revolving credit facility matures on January 26, 2022, and may be extended by the Company for one additional year, subject to satisfaction of certain conditions. The term loan matures on January 26, 2023, and may not be extended. In general, loan availability under the new credit facility is primarily determined by operating income from the Company’s existing unencumbered properties. Interest accrues at a rate of LIBOR plus a spread of 135 basis points to 195 basis points under the revolving credit facility, and 130 basis points to 190 basis points under the term loan, each as determined by certain leverage tests. As of September 30, 2018, the applicable spread for borrowings is 135 basis points under the revolving credit facility and 130 basis points under the term loan. Saul Centers and certain consolidated subsidiaries of the Operating Partnership have guaranteed the payment obligations of the Operating Partnership under the new credit facility. Letters of credit may be issued under the revolving credit facility. On September 30, 2018, based on the value of the Company’s unencumbered properties, approximately $161.1 million was available under the revolving credit facility, $77.0 million was outstanding and approximately $185,000 was committed for letters of credit.
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
As of September 30, 2018, the Company was in compliance with all such covenants.
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
On October 3, 2018, the Company closed on a 15-year, non-recourse, $32.0 million mortgage loan secured by Broadlands. The loan matures in 2033, bears interest at a fixed rate of 4.41%, requires monthly principal and interest payments of $176,200 based on a 25-year amortization schedule and requires a final payment of $17.3 million at maturity. Proceeds were used to (a) repay the remaining balance of approximately $15.2 million on the existing mortgage, (b) repay in full $13.4 million outstanding under two other mortgages and (c) reduce the outstanding balance of the revolving credit facility.

Saul Centers is a guarantor of the credit facility, of which the Operating Partnership is the borrower. The Operating Partnership is the guarantor of (a) a portion of the Park Van Ness loan (approximately $10.0 million of the $70.1 million outstanding balance at September 30, 2018, which guarantee will be reduced to (i) $6.7 million on October 1, 2019, (ii) $3.3 million on October 1, 2020 and (iii) zero on October 1, 2021), and (b) a portion of the Kentlands Square II mortgage loan (approximately $9.2 million of the $35.6 million outstanding at September 30, 2018). All other notes payable are non-recourse.
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
At September 30, 2018, the Company had outstanding 4.2 million depositary shares, each representing 1/100th of a share of 6.875% Series C Stock. The depositary shares are redeemable at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus accrued but unpaid dividends. The depositary shares pay an annual dividend of $1.71875 per share, equivalent to 6.875% of the $25.00 liquidation preference. The Series C Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company except in connection with certain changes of control or delisting events. Investors in the depositary shares generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations
Funds From Operations (FFO)1 available to common stockholders and noncontrolling interests for the 2018 Period, totaled $69.4 million, a decrease of 2.7% compared to the 2017 Period. FFO for the 2018 Period decreased primarily due to (a) the net impact of terminating leases for the spaces previously occupied by Safeway at Broadlands and Kmart at Kentlands ($3.5 million) and (b) extinguishment of issuance costs upon redemption of preferred shares ($2.3 million), partially offset by (c) higher base rent ($2.6 million).
The following table presents a reconciliation from net income to FFO available to common stockholders and noncontrolling interests for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net income	$16,702	$14,385	$47,550	$46,180
Subtract:
Gain on sale of property	—	—	(509)	—
Add:
Real estate depreciation and amortization	11,256	11,363	33,956	34,396
FFO	27,958	25,748	80,997	80,576
Subtract:
Preferred stock dividends	(2,953)	(3,093)	(9,309)	(9,281)
Extinguishment of issuance costs upon redemption of preferred shares	—	—	(2,328)	—
FFO available to common stockholders and noncontrolling interests	$25,005	$22,655	$69,360	$71,295
Weighted average shares:
Diluted weighted average common stock	22,501	22,028	22,336	21,949
Convertible limited partnership units	7,808	7,521	7,700	7,491
Average shares and units used to compute FFO per share	30,309	29,549	30,036	29,440
FFO per share available to common stockholders and noncontrolling interests	$0.83	$0.77	$2.31	$2.42

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

The Company has been selectively involved in acquisition, development, redevelopment and renovation activities. It continues to evaluate the acquisition of land parcels for retail and mixed-use development and acquisitions of operating properties for opportunities to enhance operating income and cash flow growth. The Company also continues to analyze redevelopment, renovation and expansion opportunities within the portfolio. The following describes the acquisition, development, redevelopment and renovation activities of the Company in 2017 and the nine months ended September 30, 2018.
750 N. Glebe Road
From 2014 through 2016, in separate transactions, the Company purchased four adjacent properties on North Glebe Road in Arlington, Virginia, for an aggregate $54.0 million. The Company is developing approximately 490 residential units and 60,000 square feet of retail space on 2.8 acres of land. Construction is complete on the three level below grade parking structure. Concrete work is proceeding up to and including the eleventh floor and pre-cast facade panels are being installed. The development is scheduled for substantial completion in early 2020. The total cost of the project, including acquisition of land, is expected to be approximately $275.0 million, a portion of which will be financed with a $157.0 million construction-to-permanent loan. Costs incurred through September 30, 2018 total approximately $136.8 million, of which $2.9 million has been financed by the loan. Leases have been executed for a 41,500 square foot Target and 9,000 square feet of retail shop space, resulting in approximately 84% of the planned retail space being leased.
Ashbrook Marketplace
In May 2018, the Company acquired from the Trust, in exchange for 176,680 limited partnership units, approximately 13.7 acres of land located at the intersection of Ashburn Village Boulevard and Russell Branch Parkway in Ashburn, Virginia. The Company has received site plan approval for an approximately 88,000 square foot neighborhood shopping center. A 29,000 square foot anchor grocery store lease has been executed with Lidl and, including an executed gas station pad lease and shop space leases, overall pre-leasing totals approximately 44% of the planned space. In addition, lease negotiations are in progress for approximately 12,000 square feet of the planned pad building and small shop space. Site work is projected to commence in November 2018, subject to the receipt of final building permits, with the shopping center opening scheduled for early 2020. After construction of the shopping center and upon stabilization, the Company may be obligated to issue additional limited partnership units to the Trust.
Burtonsville Town Square
In January 2017, the Company purchased for $76.4 million, including acquisition costs, Burtonsville Town Square, a 121,000 square foot shopping center located in Burtonsville, Maryland. Burtonsville Town Square is 100% leased and anchored by Giant Food and CVS Pharmacy. The purchase was funded with a new $40.0 million mortgage loan and through the revolving credit facility. The mortgage bears interest at 3.39%, requires monthly principal and interest payments of $197,900 based upon a 25-year amortization schedule, and has a 15-year maturity. The Company has substantially completed construction of the shell of a 16,000 square foot small shop expansion and construction of interior improvements is underway. Delivery of tenant spaces is projected in late 2018, with tenant openings scheduled for the first quarter of 2019. The total development cost is expected to be approximately $5.7 million. Leases have been executed for approximately 55% of the space and the Company has prospects for the remaining portion. In addition, a lease has been executed with Taco Bell who will construct a free-standing building on a pad site within the property.
Olney Shopping Center
In March 2017, the Company purchased for $3.1 million, including acquisition costs, the land underlying Olney Shopping Center. The land was previously leased by the Company with an annual rent of approximately $56,000. The purchase price was funded by the revolving credit facility.
7316 Wisconsin Avenue
In September 2018, the Company purchased for $35.5 million, plus approximately $0.7 million of acquisition costs, a 69,600 square foot office building and the underlying ground located at 7316 Wisconsin Avenue in Bethesda, Maryland. The property has mixed-use development potential of up to 325 apartment units and approximately 10,000 square feet of street level retail pursuant to the approved Bethesda Downtown Plan. The purchase price was funded through the Company's revolving credit facility.

Portfolio Leasing Status
The following chart sets forth certain information regarding Commercial leases at our properties.

	Total Properties		Total Square Footage		Percent Leased
	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use	Shopping Centers	Mixed-Use
September 30, 2018	49	7	7,752,046	1,146,438	95.7%	90.6%
September 30, 2017	49	6	7,747,798	1,076,838	95.7%	93.4%
As of September 30, 2018, 95.0% of the Commercial portfolio was leased, compared to 95.5% at September 30, 2017. On a same property basis, 95.2% of the Commercial portfolio was leased, compared to 95.5% at September 30, 2017. As of September 30, 2018, the Residential portfolio was 95.7% leased compared to 95.0% at September 30, 2017.
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

			Average Base Rent per Square Foot
Three months ended September 30,	Square Feet	Number of Leases	New/Renewed Leases	Expiring Leases
2018	297,013	48	$18.07	$18.44
2017	320,490	70	23.64	22.19
Additional information about the 2018 leasing activity is set forth below. The below information includes leases for space which had not been previously leased during the period of the Company's ownership, either a result of acquisition or development.

	New Leases	Renewed Leases
Number of leases	17	31
Square feet	149,706	147,307
Per square foot average annualized:
Base rent	$13.61	$22.61
Tenant improvements	(1.77)	(0.14)
Leasing costs	(0.41)	(0.01)
Rent concessions	(0.06)	—
Effective rents	$11.37	$22.46

During the three months ended September 30, 2018, the Company entered into 190 new or renewed apartment leases. The average monthly rent per square foot decreased to $3.49 from $3.50. During the three months ended September 30, 2017, the Company entered into 141 new or renewed apartment leases. The average monthly rent per square foot for the 135 leases for units which were previously occupied decreased to $3.57 from $3.61.

As of December 31, 2017, 972,950 square feet of Commercial space was subject to leases scheduled to expire in 2018. Of those leases, as of September 30, 2018, leases representing 174,895 square feet of Commercial space have not yet renewed and are scheduled to expire over the next three months. Below is information about existing and estimated market base rents per square foot for that space.

Expiring Leases:	Total
Square feet	174,895
Average base rent per square foot	$23.33
Estimated market base rent per square foot	$22.84

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
The Company may, where appropriate, employ derivative instruments, such as interest rate swaps, to mitigate the risk of interest rate fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. On June 29, 2010, the Company entered into an interest rate swap agreement with a $45.6 million notional amount to manage the interest rate risk associated with $45.6 million of variable-rate debt. The swap agreement was effective July 1, 2010, terminates on July 1, 2020 and effectively fixes the interest rate on the debt at 5.83%. The fair value of the swap at September 30, 2018 was approximately $0.3 million and is reflected in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.
The Company is exposed to interest rate fluctuations which will affect the amount of interest expense of its variable rate debt and the fair value of its fixed rate debt. As of September 30, 2018, the Company had variable rate indebtedness totaling $152.0 million. If the interest rates on the Company’s variable rate debt instruments outstanding at September 30, 2018 had been one percentage point higher, our annual interest expense relating to these debt instruments would have increased by $1.5 million based on those balances. As of September 30, 2018, the Company had fixed-rate indebtedness totaling $870.9 million with a weighted average interest rate of 5.25%. If interest rates on the Company’s fixed-rate debt instruments at September 30, 2018 had been one percentage point higher, the fair value of those debt instruments on that date would have been approximately $43.4 million less than the carrying value.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer, and its Senior Vice President-Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. Based on the foregoing, the Company’s Chairman and Chief Executive Officer, its Senior Vice President-Chief Financial Officer, Secretary and Treasurer and its Senior Vice President-Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
During the quarter ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The Company has no material updates to the risk factors presented in Item 1A. Risk Factors in the 2017 Annual Report of the Company on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
B. Francis Saul II, the Company’s Chairman of the Board and Chief Executive Officer, his spouse and entities affiliated with Mr. Saul II, through participation in the Company’s Dividend Reinvestment and Stock Purchase Plan for the
July 31, 2018 dividend distribution acquired 153,456 shares of common stock at a price of $51.68 per share and
13,107 limited partnership units at a price of $52.60 per unit. The limited partnership units were sold under Section 4(a)(2) of the Securities Act of 1933.

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

101.
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and
(v) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUL CENTERS, INC. (Registrant)

Date: November 1, 2018	/s/ J. Page Lansdale
J. Page Lansdale, President and Chief Operating Officer

Date: November 1, 2018	/s/ Scott V. Schneider
Scott V. Schneider Senior Vice President, Chief Financial Officer (principal financial officer)

Date: November 1, 2018	/s/ Joel A. Friedman
Joel A. Friedman Senior Vice President, Chief Accounting Officer (principal accounting officer)